Form 10-Q
period 1995-09-30
ATLANTIC CITY ELECTRIC CO; ATLANTIC ENERGY INC
filed 1995-11-14
CIK 8192, 806393

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.
                              20549

                             Form 10-Q

          (x) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

               For Quarter ended September 30, 1995


          ( ) Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


   Commission  Registrant; State of Incorporation;     IRS Employer
    File No.   Address; and Telephone No.              Identification No.


     1-9760    Atlantic Energy, Inc.                   22-2871471
               (New Jersey)
               6801 Black Horse Pike
               Egg Harbor Township, NJ 08234
               (609) 645-4500

     1-3559    Atlantic City Electric Company          21-0398280
               (New Jersey)
               6801 Black Horse Pike
               Egg Harbor Township, NJ 08234
               (609) 645-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Atlantic Energy, Inc.    52,539,465  (as of November 10, 1995)

All of the outstanding shares of Common Stock of Atlantic City
Electric Company are owned by Atlantic Energy, Inc.

CONSOLIDATED STATEMENT OF INCOME
Thousands of Dollars
                                     Quarter Ended September 30,
                                          1995        1994
                                             (unaudited)

Operating Revenues-Electric             $302,685    $272,708
Operating Expenses:
  Energy                                  62,513      67,714
  Purchased Capacity                      49,955      30,171
  Operations                              37,645      40,197
  Maintenance                              7,473       9,136
  Depreciation and Amortization           19,620      18,351
  State Excise Taxes                      31,100      24,695
  Federal Income Taxes                    25,891      21,400
  Other Taxes                              2,006       2,613
    Total Operating Expenses             236,203     214,277
Operating Income                          66,482      58,431
Other Income:
  Allowance for Equity Funds Used During
   Construction                              169         975
  Other-Net                                1,710       5,334
    Total Other Income                     1,879       6,309
Interest Charges:
  Interest on Long Term Debt              15,658      14,243
  Other Interest Expense                     605         645
    Total Interest Charges                16,263      14,888
  Allowance for Borrowed Funds Used
   During Construction                      (434)       (780)
Net Interest Charges                      15,829      14,108
Less Preferred Stock Dividend
 Requirements of Subsidiary                3,787       4,309

Net Income                              $ 48,745    $ 46,323


Average Number of Shares of Common        52,543      54,353
 Stock Outstanding (in thousands)

Per Common Share:
  Earnings                                 $ .93       $ .85
  Dividends Declared                       $ .385      $ .385
  Dividends Paid                           $ .385      $ .385

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Thousands of Dollars
                                       Year-to-Date September 30,
                                            1995        1994
                                               (unaudited)

Operating Revenues-Electric               $727,519    $710,629
Operating Expenses:
  Energy                                   146,905     158,581
  Purchased Capacity                       142,939      97,840
  Operations                               111,169     115,419
  Maintenance                               22,204      27,184
  Depreciation and Amortization             58,539      55,117
  State Excise Taxes                        78,460      75,786
  Federal Income Taxes                      38,230      43,394
  Other Taxes                                7,181       8,737
    Total Operating Expenses               605,627     582,058
Operating Income                           121,892     128,571
Other Income:
 Allowance for Equity Funds Used During
  Construction                                 829       2,697
 Other-Net                                   5,582       9,512
    Total Other Income                       6,411      12,209
Interest Charges:
 Interest on Long Term Debt                 44,804      42,862
 Other Interest Expense                      2,513       1,024
    Total Interest Charges                  47,317      43,886
  Allowance for Borrowed Funds Used
   During Construction                      (1,158)     (2,018)
    Net Interest Charges                    46,159      41,868
Less Preferred Stock Dividend
 Requirements of Subsidiary                 11,362      12,928

Net Income                                  70,782      85,984

Retained Earnings at Beginning of Period   249,181     256,549
                                           319,963     342,533
Dividends Declared on Common Stock         (61,000)    (62,581)
Retained Earnings at End of Period        $258,963    $279,952

Average Number of Shares of Common
 Stock Outstanding (in thousands)           52,908      54,082

Per Common Share:
  Earnings                                   $1.34       $1.59
  Dividends Declared                         $1.155      $1.155
  Dividends Paid                             $1.155      $1.155

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars

                                       Year-to-Date September 30,
                                            1995         1994
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                               $ 70,782     $ 85,984
 Deferred Purchased Power Costs             11,785       11,170
 Deferred Energy Costs                     (15,901)     (11,919)
 Depreciation and Amortization              58,539       55,117
 Deferred Income Taxes-Net                  11,201       18,099
 Prepaid State Excise Taxes                (20,257)     (61,724)
 Employee Separation Costs                 (15,619)         -
 Net Increase in Other Working Capital     (11,296)     (19,457)
 Preferred Stock Dividend Requirements
  of Subsidiary                             11,362       12,928
 Other-Net                                   4,676       (5,407)
 Net Cash Provided by Operating
  Activities                               105,272       84,791

Cash Flows Of Investing Activities:
 Utility Cash Construction Expenditures    (68,574)     (79,592)
 Leased Property                            (6,262)      (3,925)
 Nuclear Decommissioning Trust Fund
  Deposits                                  (4,818)      (4,818)
 Utility Plant Removal Costs                (3,924)      (3,585)
 Other-Net                                     806         (253)
 Net Cash Used by Investing Activities     (82,772)     (92,173)

Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt              126,704       22,693
 Retirement and Maturity of Long Term Debt    -         (36,023)
 Increase in Short Term Debt                11,400       40,400
 Proceeds from Common Stock Issued             -          9,917
 Purchases of Common Stock                 (29,626)         -
 Dividends Declared on Preferred Stock     (11,362)     (12,928)
 Dividends Declared on Common Stock        (61,000)     (55,000)
 Other-Net                                   5,473        3,052
 Net Cash Provided (Used) by Financing
  Activities                                41,589      (27,889)

Net Increase (Decrease) in Cash and
 Temporary Investments                      64,089      (35,271)
Cash and Temporary Investments,
 beginning of period                         5,114       73,635
Cash and Temporary Investments,
 end of period                            $ 69,203     $ 38,364

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                      September 30,  December 31,
                                          1995          1994
                                       (unaudited)
ASSETS

Electric Utility Plant:
  In Service                           $2,405,372    $2,348,873
  Less Accumulated Depreciation           779,558       725,999
    Net                                 1,625,814     1,622,874
  Construction Work in Progress           117,281       110,078
  Land Held for Future Use                  6,941         6,941
  Leased Property-Net                      38,678        42,030
    Electric Utility Plant-Net          1,788,714     1,781,923
Nonutility Property and Investments:
  Investment in Leveraged Leases           78,777        78,216
  Nuclear Decommissioning Trust Fund       59,097        52,004
  Nonutility Property and Equipment-Net    21,377        18,163
  Other Investments and Funds              33,897        28,940
    Total Nonutility Property and
     Investments                          193,148       177,323
Current Assets:
  Cash and Temporary Investments           69,203         5,114
  Accounts Receivable:
   Utility Service                         74,946        54,554
   Miscellaneous                           16,392        14,067
   Allowance for Doubtful Accounts         (3,300)       (3,300)
  Unbilled Revenues                        37,651        32,070
  Fuel (at average cost)                   21,110        28,030
  Materials and Supplies (at average cost) 26,281        27,823
  Working Funds                            14,348        14,475
  Prepaid State Excise Taxes               32,714         5,287
  Other Prepayments                         7,579         6,596
  Deferred Energy Costs                    26,901        10,999
  Deferred Income Taxes                      -           12,264
    Total Current Assets                  323,825       207,979
Deferred Debits:
  Unrecovered Purchased Power Costs       103,753       115,538
  Recoverable Future Federal Income Taxes  85,854        85,854
  Unrecovered State Excise Taxes           66,664        73,834
  Unamortized Debt Costs                   36,345        38,184
  Other Regulatory Assets                  54,714        47,055
  Other                                    12,879        17,865
    Total Deferred Debits                 360,209       378,330

Total Assets                           $2,665,896    $2,545,555


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                       September 30, December 31,
                                            1995         1994
                                        (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholders' Equity:
   Common Stock                         $  563,892   $  593,475
   Retained Earnings                       258,963      249,181
    Total Common Shareholders' Equity      822,855      842,656
  Preferred Stock of Atlantic Electric:
   Not Subject to Mandatory Redemption      40,000       40,000
   Subject to Mandatory Redemption         149,250      149,250
  Long Term Debt                           871,129      778,288
    Total Capitalization
     (excluding current portion)         1,883,234    1,810,194
Current Liabilities:
  Cumulative Preferred Stock Redemption
   Requirement                              12,250       12,250
  Long Term Debt                            35,547        1,000
  Short Term Debt                           20,000        8,600
  Accounts Payable                          52,420       66,080
  Taxes Accrued                             37,702       10,409
  Interest Accrued                          16,807       19,168
  Dividends Declared                        24,015       24,681
  Accrued Employee Separation Costs         10,981       26,600
  Other                                     19,202       19,813
    Total Current Liabilities              228,924      188,601
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                    412,845      412,574
  Deferred Investment Tax Credits           49,745       51,646
  Capital Lease Obligations                 38,040       41,111
  Other                                     53,108       41,429
    Total Deferred Credits and
     Other Liabilities                     553,738      546,760

Commitments and Contingencies (Notes 3, 4 and 6)

Total Liabilities and Capitalization    $2,665,896   $2,545,555





              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Atlantic Energy, Inc. (the Company or AEI) is a public utility holding company. Its principal subsidiary is Atlantic City Electric Company (ACE), an electric utility.
   On January 1, 1995, AEI transferred direct ownership of its nonutility companies to a new subsidiary, Atlantic Energy Enterprises, Inc. (AEE). AEE serves as the holding company for the following nonutility companies: Atlantic
   Generation, Inc. (AGI), ATE Investment, Inc. (ATE), Atlantic Southern Properties, Inc. (ASP), Atlantic Energy Technology,
   Inc. (AET), and Atlantic Thermal Systems, Inc. (ATS). The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of the nonutility companies are not significant and are classified under Other Income in the Consolidated Statement of Income. These consolidated financial statements reflect all normal, recurring adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements presented. The notes to the consolidated financial statements accompanying the Company's 1994 Annual Report to Shareholders and Form 10-K
        filed with the Securities and Exchange Commission should be read in conjunction with this report. Note 1 of these annual reports specifically identifies the significant accounting policies of the Company. The consolidated balance sheet contained in the financial statements presented herein that is labeled December 31, 1994 was derived from the audited consolidated balance sheet presented in the 1994 Annual Report to Shareholders and Form 10-K. Certain prior year amounts have been reclassified to conform to the current year reporting.

2. The components of Federal Income Tax expense are as follows (in thousands of dollars):
                                     Quarter Ended September 30,
                                             1995     1994
                                                 (unaudited)

Current                                    $21,281  $29,685
Deferred                                     7,029   (6,095)
Total Federal Income Tax Expense            28,310   23,590
Less Amounts Included in Other Income        2,419    2,190
Federal Income Taxes Included
 in Operating Expenses                     $25,891  $21,400

        A reconciliation of the expected Federal income taxes compared to the reported Federal Income Tax expense computed by applying the statutory rate follows:

Tax Computed at the Statutory Rate
 of 35%                                    $28,295  $25,978
Utility Plant Basis Differences               (310)     123
Investment Tax Credits                        (642)    (634)
Other-Net                                      967   (1,877)
Total Federal Income Tax Expense           $28,310  $23,590

Effective Federal Income Tax Rate               35%      32%

                                      Year-to-Date September 30,
                                             1995     1994
                                                 (unaudited)

Current                                    $29,560  $28,479
Deferred                                    11,021   18,104
Total Federal Income Tax Expense            40,581   46,583
Less Amounts Included in Other Income        2,351    3,189
Federal Income Taxes Included
 in Operating Expenses                     $38,230  $43,394

Tax Computed at the Statutory Rate
 of 35%                                    $42,954  $50,923
Utility Plant Basis Differences                483    1,631
Investment Tax Credits                      (1,917)  (1,901)
Deferred Tax Adjustments                       -       (375)
Other-Net                                     (939)  (3,695)
Total Federal Income Tax Expense           $40,581  $46,583

Effective Federal Income Tax Rate               33%      32%

        Certain prior year reconciliation amounts have been reclassified to conform to current year reporting.

        The Company is awaiting settlement by the IRS concerning taxes in 1984 through 1986. The impending settlement is not expected to have a material impact to the Company.



3. On April 17, 1995, ACE filed a petition with the New Jersey Board of Public Utilities (BPU) requesting a $37.0 million increase in annual levelized energy clause (LEC) revenues. The petition also requested that the proposed rates be implemented on a provisional basis, for service rendered on and after June 1, 1995. This request for provisional rates was to avoid any further increase in the proposed rates that would result from compression as the implementation of the proposed rates are delayed beyond the June 1, 1995 date. Compression results from a shorter recovery period requiring the increase in costs to be collected over a reduced level of sales. The requested LEC increase is due primarily to increased costs associated with the purchase of energy and capacity from Independent Power Producers (IPP's). ACE has BPU approved contracts with four IPP's. This LEC request represents the first filing that includes a full year of contract costs for all four IPP's. Though ACE's petition supports a $67.6 million increase in LEC revenues, ACE has voluntarily reduced its request by $30.6 million in order to keep its rates competitive. This reduction was accomplished by offering to forego the recovery of $10 million in LEC revenues under the Southern New Jersey Economic Initiative tariff rider and to defer recovery of $20.6 million of LEC costs. ACE will seek full recovery of the $20.6 million deferred LEC costs, without carrying costs, in its next
   annual LEC filing.   On July 7, 1995, the BPU approved the
   provisional $37.0 million increase in annual LEC revenues effective for service rendered to customers on and after July 7, 1995. Evidentiary hearings for the determination of final LEC rates were held in August 1995. The matter is now before the Administrative Law Judge whose decision is expected by the end of November 1995. A final BPU decision is expected by the end of 1995. ACE cannot predict the outcome of the final decision at this time.

        On November 1, 1994, ACE filed a Motion with the BPU for reconsideration of its order in the matter of the Generic Proceeding on the double recovery of capacity costs. This matter concerns the Ratepayer Advocate's allegation that ACE and other New Jersey electric utility companies are recovering capacity costs associated with IPP contracts concurrently in base rates and LEC rates. By its order the BPU found that the Ratepayer Advocate had reserved its right to argue for an adjustment to the LEC rates approved in the 1992, 1993 and 1994 LEC proceedings. ACE's Motion argues that the Stipulation settling the 1992 LEC and the BPU's order approving that Stipulation did not include language granting such rights to the Ratepayer Advocate. On March 22, 1995, ACE's Motion was denied by the BPU on the grounds that this issue was previously addressed in its initial order. Evidentiary hearings in the Generic Proceeding are scheduled throughout 1995 and into 1996 with a final decision expected during the third quarter of 1996. In September 1995, the Ratepayer Advocate filed testimony which calculates ACE's over-recovery of capacity costs for the four year period, June 1991 through May 1995, at $46 million. ACE will file rebuttal testimony in mid-December 1995. ACE cannot predict the outcome of the decision at this time.

4. In August 1995, ACE issued and sold $80 million of First Mortgage Bonds in the form of Medium Term Notes in the following increments: $30 million of 6.81% Series due 2001; $25 million of 7.01% Series due 2002; $1 million of 7.25% Series due 2010; $7 million of 7.63% Series due 2014; $15 million of 7.68% Series due 2015; $2 million of 7.68% Series due 2016. Net proceeds in the amount of $79.5 million from these issuances were used primarily for the October 1, 1995 redemption of $53.9 million principal amount of the 9 1/4% Series First Mortgage Bonds due 10/1/2019 at a price of 105.15%. In addition, proceeds were used for ACE's ongoing construction program and repayment of short term debt.

        ACE's Cumulative Preferred Stock and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at September 30, 1995 are approximately $195 million and $876 million, respectively. Their estimated aggregate fair market values at December 31, 1994 were approximately $185 million and $693 million, respectively. At September 30, 1995, ACE had no outstanding short term debt.

        At September 30, 1995, AEI had $20 million outstanding under an unsecured short term debt facility. Proceeds from this borrowing were used to repay funds temporarily provided by subsidiary companies and for the acquisition of the Company's common stock. As of September 30, 1995, AEI had $6.8 million outstanding in temporary funding from subsidiaries. Amounts outstanding under both temporary facilities were repaid from the revolving credit and term loan facility referred to below in October 1995.

        In September 1995, AEI established a $75 million revolving credit and term loan facility. The revolver is comprised of a 364 day senior revolving credit facility in the amount of $35 million and a three year senior revolving credit facility in the amount of $40 million. Interest rates on borrowings will be based on senior debt ratings and on the borrowing option selected by the Company. There were no borrowings outstanding on either facility as of September 30, 1995. In addition to repayment of amounts outstanding under the temporary loan facilities referred to above, this facility will be used to fund further acquisitions of Company common stock and for other general corporate purposes.

        At September 30, 1995, ATE had outstanding $23.3 million under its revolving credit and term loan facility. The estimated aggregate fair market value of ATE's senior notes at September 30, 1995 and December 31, 1994 was approximately $15 million and $14 million, respectively.


5. As of September 30, 1995 and December 31, 1994, 52,539,465
   and 54,155,245 shares of common stock were outstanding, respectively. During the third quarter of 1995, the Company reacquired and cancelled 65,000 shares of its common stock at a cost of $1.2 million. Year-to-date ended September 30, 1995, the Company reacquired and cancelled 1,625,000 shares of its common stock at a total cost of $29.6 million. The prices paid for these shares ranged from $17.625 to $18.875 per share. Funding for stock acquisitions had been provided in part by temporary funding from subsidiary companies and the short term borrowing facility referred to above.

6. ACE, a 7.41% owner in the Salem Nuclear Generating Station (Salem), was advised by Public Service Electric & Gas Company (PS), operator of Salem, that Salem Unit 1 and Unit 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. ACE has been advised that PS subsequently informed the Nuclear Regulatory Commission
   (NRC) that the units would remain shutdown until there is a thorough review and resolution of certain equipment and management issues that have affected Salem's operation and PS estimates that Unit 1 and Unit 2 will both return to service during the second quarter of 1996, although no assurances have been given by PS. ACE's share of additional operation and maintenance expenses associated with restart activities are currently estimated to be slightly less than $4 million for 1995. An estimate of additional restart expenses for 1996 has not yet been released by PS pending the completion of the assessment of Unit 2 and development of the final scope of work required.

        ACE is subject to a BPU imposed nuclear performance standard for all of its jointly-owned nuclear units. ACE anticipates that the 1995 aggregate capacity factor of the five nuclear units in which ACE owns a minority interest will be below the 65% minimum annual standard established by the BPU, due to the shutdown of the above mentioned units. As a result, ACE has provided for a 1995 performance penalty of $1.2 million after tax.

CONSOLIDATED STATEMENT OF INCOME
Thousands of Dollars
                                      Quarter Ended September 30,
                                           1995        1994
                                              (unaudited)

Operating Revenues-Electric              $303,031    $272,769
Operating Expenses:
  Energy                                   62,513      67,714
  Purchased Capacity                       49,955      30,171
  Operations                               37,437      40,346
  Maintenance                               7,483       9,158
  Depreciation and Amortization            19,620      18,351
  State Excise Taxes                       31,100      24,695
  Federal Income Taxes                     25,891      21,400
  Other Taxes                               2,006       2,613
    Total Operating Expenses              236,005     214,448
Operating Income                           67,026      58,321
Other Income:
  Allowance for Equity Funds Used During
   Construction                               169         975
  Miscellaneous Income-Net                  1,300       4,491
    Total Other Income                      1,469       5,466
Interest Charges:
  Interest on Long Term Debt               15,658      14,243
  Other Interest Expense                      605         645
    Total Interest Charges                 16,263      14,888
  Allowance for Borrowed Funds Used
   During Construction                       (434)       (780)
    Net Interest Charges                   15,829      14,108

Net Income                                 52,666      49,679
Less Preferred Dividend Requirements        3,787       4,309
Balance Available for Common Shareholder $ 48,879    $ 45,370


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Thousands of Dollars
                                       Year-to-Date September 30,
                                            1995         1994
                                               (unaudited)

Operating Revenues-Electric               $727,943     $710,765
Operating Expenses:
  Energy                                   146,905      158,581
  Purchased Capacity                       142,939       97,840
  Operations                               111,113      115,860
  Maintenance                               22,230       27,249
  Depreciation and Amortization             58,539       55,117
  State Excise Taxes                        78,460       75,786
  Federal Income Taxes                      38,230       43,394
  Other Taxes                                7,181        8,737
    Total Operating Expenses               605,597      582,564
Operating Income                           122,346      128,201
Other Income:
  Allowance for Equity Funds Used During
   Construction                                829        2,697
  Miscellaneous Income-Net                   6,540        8,416
    Total Other Income                       7,369       11,113
Interest Charges:
  Interest on Long Term Debt                44,804       42,862
  Other Interest Expense                     2,513        1,024
    Total Interest Charges                  47,317       43,886
  Allowance for Borrowed Funds Used
   During Construction                      (1,158)      (2,018)
    Net Interest Charges                    46,159       41,868

Net Income                                  83,556       97,446

Retained Earnings at Beginning of Period   249,767      256,961
                                           333,323      354,407
Dividends Declared:
  Cumulative Preferred Stock                11,362       12,928
  Common Stock                              61,014       62,581
   Total Dividends Declared                 72,376       75,509

Retained Earnings at End of Period        $260,947     $278,898

Earnings for Common Stock:
  Net Income                              $ 83,556     $ 97,446
  Less Preferred Dividend Requirements      11,362       12,928
Balance Available for Common Shareholder  $ 72,194     $ 84,518


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars

                                       Year-to-Date September 30,
                                            1995        1994
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                              $  83,556   $  97,446
 Deferred Purchased Power Costs             11,785      11,170
 Deferred Energy Costs                     (15,901)    (11,919)
 Depreciation and Amortization              58,539      55,117
 Deferred Federal Income Taxes-Net           8,685      16,201
 Prepaid State Excise Taxes                (20,257)    (61,724)
 Employee Separation Costs                 (15,619)        -
 Net Increase in Other Working Capital      (8,597)    (20,202)
 Other-Net                                   9,020      (2,168)
 Net Cash Provided by Operating
  Activities                               111,211      83,921

Cash Flows Of Investing Activities:
 Cash Construction Expenditures            (68,574)    (79,592)
 Leased Property                            (6,262)     (3,925)
 Nuclear Decommissioning Trust Fund
  Deposits                                  (4,818)     (4,818)
 Plant Removal Costs                        (3,924)     (3,585)
 Other-Net                                   6,305       3,782
 Net Cash Used by Investing Activities     (77,273)    (88,138)

Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt              104,404      22,693
 Retirement and Maturity of Long Term Debt    -        (36,023)
 (Decrease) Increase in Short Term Debt     (8,600)     40,400
 Proceeds from Capital Lease Obligations     6,262       3,925
 Capital Contributions                         313      25,270
 Dividends Declared on Preferred Stock     (11,362)    (12,928)
 Dividends Declared on Common Stock        (61,014)    (62,581)
 Other-Net                                    (833)       (869)
 Net Cash Provided (Used)by Financing
  Activities                                29,170     (20,113)

Net Increase (Decrease) in Cash and
 Temporary Investments                      63,108     (24,330)
Cash and Temporary Investments,
 beginning of period                         3,459      60,243
Cash and Temporary Investments,
 end of period                          $   66,567   $  35,913

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
Thousands of Dollars



                                       September 30, December 31,
                                          1995           1994
                                        (unaudited)
ASSETS

Electric Utility Plant:
  In Service                           $2,405,372    $2,348,873
  Less Accumulated Depreciation           779,558       725,999
  Net                                   1,625,814     1,662,874
  Construction Work in Progress           117,281       110,078
  Land Held for Future Use                  6,941         6,941
  Leased Property-Net                      38,678        42,030
    Electric Utility Plant-Net          1,788,714     1,781,923
Nonutility Property and Investments:
  Nuclear Decommissioning Trust Fund       59,097        52,004
  Other Property, Investments and Funds     2,041         3,139
    Total Nonutility Property and
     Investments                           61,138        55,143
Current Assets:
  Cash and Temporary Investments           66,567         3,459
  Accounts Receivable:
   Utility Service                         74,946        54,554
   Miscellaneous                           18,201        15,804
   Allowance for Doubtful Accounts         (3,300)       (3,300)
  Unbilled Revenues                        37,651        32,070
  Fuel (at average cost)                   21,110        28,030
  Materials and Supplies (at average cost) 26,281        27,823
  Working Funds                            14,347        14,475
  Prepaid State Excise Taxes               32,714         5,287
  Deferred Energy Costs                    26,901        10,999
  Deferred Income Taxes                       -          12,141
  Prepayments                               5,716         6,473
   Total Current Assets                   321,134       207,815
Deferred Debits:
  Unrecovered Purchased Power Costs       103,753       115,538
  Recoverable Future Federal Income Taxes  85,854        85,854
  Unrecovered State Excise Taxes           66,664        73,834
  Unamortized Debt Costs                   36,260        38,083
  Other Regulatory Assets                  54,714        47,055
  Other                                    11,519        16,071
    Total Deferred Debits                 358,764       376,435

Total Assets                           $2,529,750    $2,421,316

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                      September 30, December 31,
                                          1995          1994
                                       (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholder's Equity:
   Common Stock                       $   54,963    $   54,963
   Premium on Capital Stock              231,081       231,081
   Contributed Capital                   263,062       262,749
   Capital Stock Expense                  (2,300)       (2,300)
   Retained Earnings                     260,947       249,767
    Total Common Shareholder's Equity    807,753       796,260
  Cumulative Preferred Stock:
   Not Subject to Mandatory Redemption    40,000        40,000
   Subject to Mandatory Redemption       149,250       149,250
  Long Term Debt                         856,129       763,288
    Total Capitalization
     (excluding current portion)       1,853,132     1,748,798
Current Liabilities:
  Cumulative Preferred Stock Redemption
   Requirement                            12,250        12,250
  Long Term Debt                          12,247            -
  Short Term Debt                            -           8,600
  Accounts Payable                        52,260        65,632
  Federal Income Taxes Payable-Affiliate  38,194         9,537
  Other Taxes Accrued                      3,654         3,490
  Interest Accrued                        16,329        19,048
  Dividends Declared                      24,015        24,681
  Accrued Employee Separation Costs       10,981        26,600
  Other                                   18,189        19,134
    Total Current Liabilities            188,119       188,972
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                  348,817       350,697
  Deferred Investment Tax Credits         49,745        51,646
  Capital Lease Obligations               38,040        41,102
  Other                                   51,897        40,101
    Total Deferred Credits and
     Other Liabilities                   488,499       483,546

Commitments and Contingencies (Notes 3, 4 and 5)

Total Liabilities and Capitalization  $2,529,750    $2,421,316





              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Atlantic City Electric Company (the Company and ACE) is a wholly-owned subsidiary of Atlantic Energy, Inc. The consolidated financial statements include the accounts of the Company and its subsidiary, which is wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect all normal, recurring adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements presented. The notes to the consolidated financial statements accompanying the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with this report.
   Note 1 of these annual reports specifically identifies the significant accounting policies of the Company. The consolidated balance sheet contained in the financial statements presented herein that is labeled December 31, 1994 was derived from the audited consolidated balance sheet presented in the 1994 Form 10-K. Certain prior year amounts have been reclassified to conform to the current year reporting.

2. The components of Federal Income Tax expense are as follows
   (in thousands of dollars):
                                      Quarter Ended September 30,
                                             1995     1994
                                                 (unaudited)

Current                                    $22,311  $30,184
Deferred                                     6,074   (6,977)
Total Federal Income Tax Expense            28,385   23,207
Less Amounts Included in Other Income        2,494    1,807
Federal Income Taxes Included
 in Operating Expenses                     $25,891  $21,400

        A reconciliation of the expected Federal income taxes compared to the reported Federal Income Tax expense computed by applying the statutory rate follows:

Tax Computed at the Statutory Rate
 of 35%                                    $28,369  $25,510
Utility Plant Basis Differences               (310)     123
Investment Tax Credits                        (634)    (634)
Other-Net                                      960   (1,792)
Total Federal Income Tax Expense           $28,385  $23,207

Effective Federal Income Tax Rate               35%      32%

                                       Year-to-Date September 30,
                                             1995     1994
                                                 (unaudited)

Current                                    $32,609  $29,997
Deferred                                     8,685   16,201
Total Federal Income Tax Expense            41,294   46,198
Less Amounts Included in Other Income        3,064    2,804
Federal Income Taxes Included
 in Operating Expenses                     $38,230  $43,394

Tax Computed at the Statutory Rate
 of 35%                                    $43,698  $50,275
Utility Plant Basis Differences                483    1,631
Investment Tax Credits                      (1,901)  (1,901)
Deferred Tax Adjustments                        -      (375)
Other-Net                                     (986)  (3,432)
Total Federal Income Tax Expense           $41,294  $46,198

Effective Federal Income Tax Rate               33%      32%

        Certain prior year reconciliation amounts have been reclassified to conform to the current year reporting.

        The Company is awaiting settlement by the IRS concerning taxes in 1984 through 1986. The impending settlement is not expected to have a material impact to the Company.

3. On April 17, 1995, the Company filed a petition with the New Jersey Board of Public Utilities (BPU) requesting a $37.0 million increase in annual levelized energy clause (LEC) revenues. The petition also requested that the proposed rates be implemented on a provisional basis, for service rendered on and after June 1, 1995. This request for provisional rates was to avoid any further increase in the proposed rates that would result from compression as the implementation of the proposed rates are delayed beyond the June 1, 1995 date. Compression results from a shorter recovery period requiring the increase in costs to be collected over a reduced level of sales. The requested LEC increase is due primarily to increased costs associated with the purchase of energy and capacity from Independent Power Producers (IPP's). The Company has BPU approved contracts with four IPP's. This LEC request represents the first filing that includes a full year of contract costs for all four IPP's. Though the Company's petition supports a $67.6 million increase in LEC revenues, the Company has voluntarily reduced its request by $30.6 million in order to keep its rates competitive. This reduction was accomplished by offering to forego the recovery of $10 million in LEC revenues under the Southern New Jersey Economic Initiative tariff rider and to defer recovery of $20.6 million of LEC costs. The Company will seek full recovery of the $20.6 million deferred LEC costs, without carrying costs, in its next annual LEC filing. On July 7, 1995, the BPU approved the provisional $37.0 million increase in annual LEC revenues effective for service rendered to customers on and
   after July 7, 1995.   Evidentiary hearings for the
   determination of final LEC rates were held in August 1995. The matter is now before the Administrative Law Judge whose decision is expected by the end of November 1995. A final BPU decision is expected by the end of 1995. The Company cannot predict the outcome of the final decision at this time.

        On November 1, 1994, the Company filed a Motion with the BPU for reconsideration of its order in the matter of the Generic Proceeding on the double recovery of capacity costs. This matter concerns the Ratepayer Advocate's allegation that the Company and other New Jersey electric utility companies are recovering capacity costs associated with IPP contracts concurrently in base rates and LEC rates. By its order the BPU found that the Ratepayer Advocate had reserved its right to argue for an adjustment to the LEC rates approved in the 1992, 1993 and 1994 LEC proceedings. The Company's Motion argues that the Stipulation settling the 1992 LEC and the BPU's order approving that Stipulation did not include language granting such rights to the Ratepayer Advocate. On March 22, 1995, the Company's Motion was denied by the BPU on the grounds that this issue was previously addressed in its initial order. Evidentiary hearings in the Generic Proceeding are scheduled throughout 1995 and into 1996 with a final decision expected during the third quarter of 1996. In September 1995, the Ratepayer Advocate filed testimony which calculates the Company's over-recovery of capacity costs for the four year period, June 1991 through May 1995, at $46 million. ACE will file rebuttal testimony in mid-December 1995. The Company cannot predict the outcome of the decision at this time.

4. In August 1995, the Company issued and sold $80 million of First Mortgage Bonds in the form of Medium Term Notes in the following increments: $30 million of 6.81% Series due 2001; $25 million of 7.01% Series due 2002; $1 million of 7.25% Series due 2010; $7 million of 7.63% Series due 2014; $15 million of 7.68% Series due 2015; $2 million of 7.68% Series due 2016. Net proceeds in the amount of $79.5 million from these issuances were used primarily for the October 1, 1995 redemption of $53.9 million principal amount of the 9 1/4% Series First Mortgage Bonds due 10/1/2019 at a premuim of 105.15%. Additionally, proceeds were used for ACE's ongoing construction program and repayment of short term debt. At September 30, 1995, the Company had no outstanding short term debt. The Company's Cumulative Preferred Stock and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at September 30, 1995 are approximately $195 million and $876 million, respectively. Their estimated aggregate fair market values at December 31, 1994 were approximately $185 million and $693 million, respectively.

5. The Company, a 7.41% owner in the Salem Nuclear Generating Station (Salem), was advised by Public Service Electric & Gas Company (PS), operator of Salem, that Salem Unit 1 and Unit 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. ACE has been advised that PS subsequently informed the Nuclear Regulatory Commission
   (NRC) that the units would remain shutdown until there is a thorough review and resolution of certain equipment and management issues that have affected Salem's operation and PS estimates that Unit 1 and Unit 2 will both return to service during the second quarter of 1996, although no assurances have been given by PS. The Company's share of additional operation and maintenance expenses associated with restart activities are currently estimated by PS to be slightly less than $4 million for 1995. An estimate of additional restart expenses for 1996 has not yet been released by PS pending the completion of the assessment of Unit 2 and development of the final scope of work required.


        The Company is subject to a BPU imposed nuclear performance standard for all of its jointly-owned nuclear units. The Company anticipates that the 1995 aggregate capacity factor of the five nuclear units in which it owns a minority interest will be below the 65% minimum annual standard established by the BPU, due to the shutdown of the above mentioned units. As a result, the Company has provided for a 1995 performance penalty of $1.2 million after tax.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following is management's discussion and analysis of significant factors which affected the Company's interim financial condition and results of operations. To properly assess and evaluate the Company's performance one should read, in conjunction with this report, the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1994 Annual Report to Shareholders (pages 25-33). ACE is the principal subsidiary of the Company and the following discussion focuses primarily on ACE.

LIQUIDITY AND CAPITAL RESOURCES

The operating needs of the Company, representing those of the consolidated group, are dependent upon the results of its subsidiaries, principally those of ACE.

In August 1995, ACE issued and sold $80 million of First Mortgage Bonds in the form of Medium Term Notes in the following increments: $30 million of 6.81% Series due 2001; $25 million of 7.01% Series due 2002; $1 million of 7.25% Series due 2010; $7 million of 7.63% Series due 2014; $15 million of 7.68% Series due 2015; $2 million of 7.68% Series due 2016. Net proceeds in the amount of $79.5 million from these issuances were used primarily for the October 1, 1995 redemption of $53,9 million principal amount of the 9 1/4% Series First Mortgage Bonds due 10/1/2019 at a premium of 105.15%. Additionally, proceeds were sued for ACE's ongoing construction program and repayment of short term debt. At September 30, 1995, ACE had no outstanding short term debt.

At September 30, 1995, AEI had $20 million outstanding under an unsecured short term debt facility. Proceeds from this borrowing were used to repay funds temporarily provided by subsidiary companies and for the acquisition of the Company's common stock. As of September 30, 1995, notes payable by AEI to subsidiaries amounted to $6.8 million. Amounts outstanding under both temporary arrangements were repaid from the revolving credit and term facility referred to below in October 1995.

In September 1995, AEI established a $75 million revolving credit and term loan facility. The revolver is comprised of a 364 day senior revolving credit facility in the amount of $35 million and a three year senior revolving credit facility in the amount of $40 million. Interest rates on borrowings will be based on senior debt ratings and on the borrowing option selected by the Company. There were no borrowings on either facility as of September 30, 1995. In addition to repayment of amounts outstanding under the temporary loan arrangements referred to above, this facility will be used to fund further acquisitions of Company common stock and for other general corporate purposes.

During the third quarter 1995, ATE increased the debt outstanding under its revolving credit and term loan facility by $3.8 million to $23.3 million. Proceeds were used to support the activities of affiliated companies.


The Company reacquired and cancelled 65,000 shares of its common stock during the third quarter of 1995 at a total cost of $1.2 million. Year-to-date ended September 30, 1995, the Company reacquired and cancelled 1,625,000 shares of its common stock at a total cost of $29.6 million. Funding for the stock acquisitions had been provided in part by temporary funding from subsidiary companies and the short term borrowing facility referred to above.

Current year Dividends Declared on Common Stock as presented on the Consolidated Statement of Cash Flows includes the effects of market purchases of common stock with reinvested dividends as instituted since July 1994. Prior to this, dividends reinvested were applied towards the issuance of original shares.


RESULTS OF OPERATIONS

Changes in net income and earnings per share for the periods ended September 30, 1995 versus the corresponding periods of the previous year are as follows:

                            Periods Ended September 30, 1995
                               Quarter        Year-to-Date

Net Income                       5.2%           (17.7)%
Earnings Per Share               9.4%           (15.7)%

The change in net income for the current quarter reflects an increase in electric revenues, offset in part by an increase in purchased capacity costs. The decrease in net income for the year-to-date period is due to an increase in purchased capacity costs. Total operating expenses, excluding purchased capacity costs, decreased in both current periods when compared to the respective prior year periods.

Significant factors contributing to these changes are explained below. Unless otherwise specified, changes are in terms of the current year period compared to the corresponding prior year period.

Utility Revenues

Changes in Operating Revenues-Electric are disclosed in the
following table:
                             Periods Ended September 30, 1995
                                  (Thousands of Dollars)
                                Quarter       Year-to-Date

Base Revenues                   $   (20)       $ (2,190)
Levelized Energy Clause          15,643          40,822
Kilowatt-hour Sales               6,616         (14,422)
Unbilled Revenues                 4,413           8,749
Sales for Resale                  4,736         (14,492)
Other Revenues                   (1,411)         (1,577)
   Total                        $29,977        $ 16,890

Levelized Energy Clause (LEC) Revenues for the period increased due to a provisional rate increase in July 1995 of $37.0 million on an annual basis. Changes in Kilowatt-hour Sales are explained in the following section 'Billed Sales to Ultimate Utility Customers'. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which are affected by weather and economic conditions and the corresponding price per kilowatt-hour. The changes in Sales for Resale to wholesale customers are a function of ACE's energy mix strategy, which in turn is dependent upon ACE's needs for energy, the energy needs of other utilities participating in the regional power pool of which ACE is a member, and the sources and prices of energy available. The increase in Sales for Resale for the quarter was the result of meeting new contract demands for bulk power sales to wholesale customers outside the regional power pool. The decline in Sales for Resale for the year-to-date period primarily reflects a decrease in available supplemental energy sources to ACE due to the expiration of a 200 megawatt capacity arrangement in May 1994. The year-to-date decline also recognizes a decrease in the demands of the regional power pool in the beginning of the current year due to the mild weather conditions when compared to the extreme weather conditions during the same period in 1994.

Billed Sales to Ultimate Utility Customers

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding periods of the prior year, are shown below.

                          Periods Ended September 30, 1995
                          Quarter             Year-to-Date
                              Average                 Average
Customer Class      Sales   Use    Cust     Sales   Use    Cust
Residential          3.9 %  2.7 %  1.2%     (3.9)% (5.1)%  1.3%
Commercial           3.4    2.1    1.2        .8   ( .8)   1.6
Industrial          (5.7)  (7.3)   1.7      (7.2)  (8.5)   1.4
 Total               2.4    1.2    1.2      (2.5)  (3.7)   1.3

The increase in Residential sales and average use for the quarter is due to warmer summer temperatures in 1995 compared to the summer temperatures in 1994. The year-to-date decrease is due to the above normal temperatures during the heating season in contrast to the significantly below normal temperatures experienced during the 1994 heating season. Sales to the Commercial sector increased in the current quarter due to ongoing economic growth, favorable weather and a strong shore tourism season. The year-to-date growth in this sector is weaker than the current quarter's growth because of the contrast in heating season conditions mentioned above. Approximately one-half of the increase in the number of Commercial customers is due to the continuing popularity of ACE's night lighting programs. The sales declines in the Industrial sector for the current periods are primarily related to the impact of two former customers taking energy service from independent power producers commencing June 1994 and January 1995.

Expenses

Total Operating Expenses for quarter and year-to-date periods ended September 30, 1995 increased by 10.2% and 4.0%, respectively. Excluding depreciation and taxes, Total Operating
Expenses increased by 7.0% and 6.1%, respectively, due to an increase in purchased capacity costs.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the availability of low-cost generation from ACE-owned and purchased energy sources, the unit prices of the energy sources used and changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Generally, earnings are not affected by energy costs because these costs are adjusted to match the associated LEC revenues. However since July 1994, ACE has voluntarily foregone recovery of certain amounts of otherwise recoverable fuel costs through its Southern New Jersey Economic Initiative (SNJEI), thereby reducing earnings. Such reduced recoveries are discretionary by ACE, and are influenced by competitive and economic factors. Otherwise, in any period the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the Consolidated Balance Sheet as a liability or asset as appropriate. Amounts on the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. ACE was underrecovered by $26.9 million at September 30, 1995, as compared to $11 million at December 31, 1994.

Energy expense for the quarter and year-to-date periods decreased by 7.7% and 7.4%, respectively. Excluding deferred energy costs, Energy expense for the quarter and year-to-date periods increased by 25.5% and decreased by 4.8%, respectively. The increase for the quarter was attributable to ACE utilizing alternative energy sources to replace energy and capacity lost due to the continued shutdown of the Salem units since May and June of 1995. The year-to-date decrease is due to lower generation needs as a result of reduced energy sales and a more favorable mix of energy supply sources that reduced per unit energy costs. This decrease was offset in part by the effects of ACE's SNJEI which foregoes recovery of otherwise eligible energy costs. The SNJEI reduced after tax income for the quarter and year-to-date periods by $1.6 million and $10.6 million, respectively.

Purchased Capacity expense for the quarter and year-to-date periods increased 65.6% and 46.1%, respectively. This increase reflects the combination of capacity supplied by a nonutility cogeneration facility as a replacement for utility contracted capacity that expired in May 1994, and additional capacity supplied by another cogeneration facility that became available in late 1994.

Sources of Energy by Fuel Source for the periods ended September
30, 1995 are as follows:

                                         Quarter    Year-To-Date
Coal                                        39%          37%
Nuclear                                     12           20
Interchanged and Purchased                  16           17
Nonutility Purchased                        26           23
Oil and Natural Gas                          7            3
     Total                                 100%         100%


Operations expense for the quarter and year-to-date periods decreased 6.3% and 3.7%, respectively, and Maintenance expense for the quarter and year-to-date periods decreased 18.2% and 18.3%, respectively, due to cost reduction initiatives employed by ACE in 1995.

Depreciation expense for the quarter and year-to-date periods increased 6.9% and 6.2%, respectively, due to ACE's increased electric plant in service.

State Excise Tax expense for the quarter increased 25.9% reflecting increased energy sales for the quarter.

Federal Income Tax expense for the quarter and year-to-date periods increased 20.9% and decreased 11.9%, respectively, due to higher third quarter and lower year-to-date taxable income compared to the same periods last year.

Total Interest charges for the quarter and year-to-date periods increased by 9.2% and 7.8%, respectively, reflecting the increase in long term debt outstanding during the periods.

Other income for the quarter and year-to-date decreased 70.2% and 47.5%, respectively, due to a gain recognized in the third quarter of 1994 upon termination of a contract by a large industrial concern.

Preferred Stock Dividend Requirements decreased 12.1% for both the quarter and year-to-date periods as a result of mandatory and optional sinking fund redemptions in November of 1994.

In December 1994, ACE recorded the expected costs of a voluntary employee separation program. A total of 276 employees throughout the Company took the separation package. A majority of the employee separations occurred as of March 1, 1995, with the remaining separations to take place by December 31, 1995. The balance of the accrued separation costs on the Consolidated Balance Sheet at September 30, 1995 is $10.9 million compared to $26.6 million at December 31, 1994. ACE expects settlement of this obligation to be substantially completed by the end of 1996.

ACE, a 7.41% owner in the Salem Nuclear Generating Station (Salem), was advised by Public Service Electric & Gas Company
(PS), operator of Salem, that Salem Unit 1 and Unit 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. PS subsequently informed the Nuclear Regulatory Commission (NRC) that the units would remain shutdown until there is a thorough review and resolution of certain equipment and management issues that have affected Salem's operation. PS estimates that Unit 1 and Unit 2 will both return to service during the second quarter of 1996, although no assurances have been given by PS. ACE's share of additional operation and maintenance expenses associated with restart activities are currently estimated by PS to be slightly less than $4 million for 1995. An estimate of additional restart expenses for 1996 has not yet been released by PS pending the completion of the assessment of Unit 2 and development of the final scope of work required.

ACE is subject to a BPU imposed nuclear performance standard for all of its jointly-owned nuclear units. ACE anticipates that the 1995 aggregate capacity factor of the five nuclear units in which ACE owns a minority interest will be below the 65% minimum annual standard established by the BPU primarily due to the shutdown of the above mentioned units. As a result, ACE has provided for a 1995 performance penalty of $1.2 million after tax.

NONUTILITY ACTIVITIES

Nonutility operations, which include AEI parent, for the quarter and year-to-date September 30, 1995 resulted in a net loss of $133 thousand and $1.4 million, respectively, compared to the same periods of the prior year which resulted in net income of $952 thousand and $1.5 million, respectively. Of these amounts, operations of AEE and subsidiaries for the quarter and year-to-date ended September 30, 1995 resulted in net income of $304 thousand and a net loss of $190 thousand, respectively, when compared to the same periods of the prior year which resulted in net income of $1.2 million and $1.9 million, respectively. The 1995 loss is largely due to administrative and general costs incurred in the development of various new businesses, offset in part by increased earnings from a partnership interest in cogeneration facilities that experienced increased revenues.


AEI parent for the quarter and year-to-date periods ended September 30, 1995 resulted in a net loss of $437 thousand and $1.2 million, respectively. The same periods of the prior year resulted in a net loss of $201 thousand and $387 thousand, respectively. The 1995 loss is largely due to interest expense associated with short term borrowings.

In July 1995, Atlantic Jersey Thermal System Inc., a special purpose wholly-owned subsidiary of ATS, organized a limited partnership, Thermal Energy Limited Partnership I, to develop, construct, own and operate a district heating and cooling system to serve certain customers in Atlantic City's business and casino district. In July 1995, ATS commenced operation and maintenance of an existing heating and cooling facility at a casino in Atlantic City.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following is management's discussion and analysis of significant factors which affected the Company's interim financial condition and results of operations. To properly assess and evaluate the Company's performance one should read, in conjunction with this report, the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

In August 1995, the Company issued and sold $80 million of First Mortgage Bonds in the form of Medium Term Notes in the following increments: $30 million of 6.81% Series due 2001; $25 million of 7.01% Series due 2002; $1 million of 7.25% Series due 2010; $7 million of 7.63% Series due 2014; $15 million of 7.68% Series due 2015; $2 million of 7.68% Series due 2016. Net proceeds in the amount of $79.5 million from these issuances were used primarily for the October 1, 1995 redemption $53.9 million principal amount of the 9 1/4% Series First Mortgage Bonds due 10/01/2019 at a premium of 105.15%. Additionally, the proceeds were used for the ongoing construction program and repayment of short term debt. At September 30, 1995, the Company had no outstanding short term debt.

RESULTS OF OPERATIONS

Net income increased for the quarter by 6.0% from the corresponding period of 1994. The increase in net income for the current quarter reflects an increase in electric revenues which was offset in part by an increase in purchased capacity costs. Net income for the year-to-date period decreased 14.3% due to an increase in purchased capacity costs. Total operating expenses, excluding purchased capacity costs, decreased in both current periods when compared to the respective prior year periods.

Significant factors contributing to these changes are explained below. Unless otherwise specified, changes are in terms of the current year period compared to the corresponding prior year period.
Revenues

Changes in Operating Revenues-Electric are disclosed in the
following table:
                           Periods Ended September 30, 1995
                                (Thousands of Dollars)
                              Quarter         Year-to-Date
Base Revenues                $   265           $ (1,902)
Levelized Energy Clause       15,643             40,822
Kilowatt-hour Sales            6,616            (14,422)
Unbilled Revenues              4,413              8,749
Sales for Resale               4,736            (14,492)
Other Revenues                (1,411)            (1,577)
 Total                       $30,262           $ 17,178

Levelized Energy Clause (LEC) Revenues for the period increased due to a provisional rate increase in July 1995 of $37.0 million on an annual basis. Changes in Kilowatt-hour Sales are explained in the following section 'Billed Sales to Ultimate Customers'. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which are affected by weather and economic conditions and the corresponding price per kilowatt-hour. The changes in Sales for Resale to wholesale customers are a function of the Company's energy mix strategy, which in turn is dependent upon its needs for energy, the energy needs of other utilities participating in the regional power pool of which the Company is a member, and the sources and prices of energy available. The increase in Sales for Resale for the quarter was the result of meeting new contract demands for bulk power sales to wholesale customers outside the regional power pool. The decline in Sales for Resale for the year-to-date period primarily reflects a decrease in available supplemental energy sources to the Company due to the expiration of a 200 megawatt capacity arrangement in May 1994. The year-to-date decline also recognizes a decrease in the demands of the regional power pool in the beginning of the current year due to the mild weather conditions when compared to the extreme weather conditions during the same period in 1994.

Billed Sales to Ultimate Customers

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding period of the prior year, are shown below.

                         Periods Ended September 30, 1995
                         Quarter               Year-to-Date
                              Average                  Average
Customer Class     Sales    Use    Cust     Sales    Use    Cust
Residential         3.9 %   2.7 %  1.2%     (3.9)%  (5.1)%  1.3%
Commercial          3.4     2.1    1.2        .8    ( .8)   1.6
Industrial         (5.7)   (7.3)   1.7      (7.2)   (8.5)   1.4
Total               2.4     1.2    1.2      (2.5)   (3.7)   1.3


The increase in Residential sales and average use for the quarter is due to warmer summer temperatures in 1995 compared to the summer temperatures in 1994. The year-to-date decrease is due to the above normal temperatures during the heating season in contrast to significantly below normal temperatures experienced during the 1994 heating season. Sales to the Commercial sector increased in the current quarter due to ongoing economic growth, favorable weather and a strong shore tourism season. The year-to-date growth in this sector is weaker than the current quarter's growth because of the contrast in heating season conditions mentioned above. Approximately one-half of the increase in the number of Commercial customers is due to the continuing popularity of the Company's night lighting programs. The sales declines in the Industrial sector for the current periods are primarily related to the impact of two former customers taking energy service from independent power producers commencing in June 1994 and January 1995.

Expenses

Total Operating Expenses for quarter and year-to-date periods ended September 30, 1995 increased by 10.1% and 4.0%,
respectively.   Excluding depreciation and taxes, Total Operating
Expenses increased by 6.8% and 5.9%, respectively, due to an increase in purchased capacity costs.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the availability of low-cost generation from Company-owned and purchased energy sources, the unit prices of the energy sources used and changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Generally earnings are not affected by energy costs because these costs are adjusted to match the associated LEC revenues. However since July 1994, the Company has voluntarily foregone recovery of certain amounts of otherwise recoverable fuel costs through its Southern New Jersey Economic Initiative (SNJEI), thereby reducing earnings. Such reduced recoveries are discretionary by the Company, and are influenced by competitive and economic factors. Otherwise, in any period the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the Consolidated Balance Sheet as a liability or asset as appropriate. Amounts on the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. The Company was underrecovered by $26.9 million at September 30, 1995, as compared to $11 million at December 31, 1994.

Energy expense for the quarter and year-to-date periods decreased by 7.7% and 7.4%, respectively. Excluding deferred energy costs, Energy expense for the quarter and year-to-date periods increased by 25.5% and decreased by 4.8%, respectively. The increase for the quarter was attributable to the Company utilizing alternative energy sources to replace energy and capacity lost due to the continued shutdown of the Salem units since May and June of 1995. The year-to-date decrease is due to lower generation needs as a result of reduced energy sales and a more favorable mix of energy supply sources that reduced per unit energy costs. This decrease was offset in part by the effects of the Company's SNJEI which foregoes recovery of otherwise eligible energy costs. The SNJEI reduced after tax income for the quarter and year-to-date periods by $1.6 million and $10.6 million, respectively.

Purchased Capacity expense for the quarter and year-to-date periods increased 65.6% and 46.1%, respectively. This increase reflects the combination of capacity supplied by a nonutility cogeneration facility as a replacement for utility contracted capacity that expired in May 1994, and additional capacity supplied by another cogeneration facility that became available in late 1994.

Sources of Energy by Fuel Source for the periods ended September
30, 1995 are as follows:

                                     Quarter       Year-to-Date
Coal                                    39%             37%
Nuclear                                 12              20
Interchanged and Purchased              16              17
Nonutility Purchased                    26              23
Oil and Natural Gas                      7               3
   Total                               100%            100%



Operations expense for the quarter and year-to-date periods decreased by 7.2% and 4.1%, respectively, and Maintenance expense for the quarter and year-to-date periods decreased 18.3% and 18.4%, respectively, due to cost reduction initiatives employed in 1995.

Depreciation expense for the quarter and year-to-date periods increased 6.9% and 6.2%, respectively, due to increased electric plant in service.

State Excise Tax expense for the quarter increased by 25.9% reflecting increased energy sales for the quarter.

Federal Income Tax expense for the quarter and year-to-date periods increased 20.9% and decreased 11.9%, respectively, due to higher third quarter and lower year-to-date taxable income compared to the same periods last year.

Total Interest charges for the quarter and year-to-date periods increased by 9.2% and 7.8%, respectively, reflecting the increase in long term debt outstanding during the periods.


Other Income for the quarter and year-to-date decreased 73.1% and 33.6%, respectively, due to a gain recognized in the third quarter of 1994 upon termination of a contract by a large industrial concern.

Preferred Stock Dividend Requirements decreased 12.1% for both the quarter and year-to-date periods as a result of mandatory and optional sinking fund redemptions in November 1994.

In December 1994, the Company recorded the expected costs of a voluntary employee separation program. A total of 276 employees throughout the Company took the separation package. A majority of the employee separations occurred as of March 1, 1995, with the remaining separations to take place by December 31, 1995. The balance of the accrued separation costs on the Consolidated Balance Sheet at September 30, 1995 is $10.9 million compared to $26.6 million at December 31, 1994. The Company expects settlement of this obligation to be substantially completed by the end of 1996.

The Company, a 7.41% owner in the Salem Nuclear Generating Station (Salem), was advised by Public Service Electric & Gas Company (PS), operator of Salem, that Salem Unit 1 and Unit 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. PS subsequently informed the Nuclear Regulatory Commission (NRC) that the units would remain shutdown until there is a thorough review and resolution of certain equipment and management issues that have affected Salem's operation. PS estimates that Unit 1 and Unit 2 will both return to service during the second quarter of 1996, although no assurances have been given by PS. The Company's share of additional operation and maintenance expenses associated with restart activities are currently estimated by PS to be slightly less than $4 million for 1995. An estimate of additional restart expenses for 1996 has not yet been released by PS pending the completion of the assessment of Unit 2 and development of the final scope of work required.

The Company is subject to a BPU imposed nuclear performance standard for all of its jointly-owned nuclear units. The Company anticipates that the 1995 aggregate capacity factor of the five nuclear units in which it owns a minority interest will be below the 65% minimum annual standard established by the BPU primarily due to the shutdown of the above mentioned units. As a result, the Company has provided for a 1995 performance penalty of $1.2 million after tax.

Part II. Other Information
Item 1.  Legal Proceedings

  Certain developments have occurred in connection with matters previously reported under Part I, Item 1-Business in the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for Atlantic Energy, Inc. (AEI) and Atlantic City Electric Company (ACE); Part II, Other Information in the Quarterly Report on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995; and Part II, Item 5 in the Current Reports on Form 8-K dated October 19, 1995. In addition, certain new information is contained herein.

Rate Matters

  ACE's rates for electric service at retail are subject to the approval of the New Jersey Board of Public Utilities (BPU). Reference is made to Note 3 of the Notes to Financial Statements for AEI and ACE filed herewith for information pertaining to the petition filed with the BPU for changes in the Levelized Energy Clause (LEC) revenues and the issue of the double recovery of capacity costs.

  As previously reported in the Company's report on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995, the New Jersey legislature enacted a regulatory reform bill in June 1995 that authorizes the BPU to approve alternative forms of rate regulation and to allow utilities to provide discounted rates in order to retain large customers. Alternative rate regulation is defined as regulation other than the traditional rate base, rate of return methodology. The bill was signed into law by New Jersey Governor Christine Whitman in July 1995 and provides for the recovery of up to 50 percent of the value of discounts in a subsequent base rate case if it can be adequately demonstrated that the discount benefits all ratepayers. The new law, P.L. 1995, c.180, provided a 90 day timeframe for the BPU to adopt specific standards by which utilities can establish off-tariff rates. In developing these standards, the BPU solicited input from all interested parties through the circulation of a draft proposal, a public hearing and two round table discussions. On October 27, 1995, the BPU issued its summary decision and order in the generic proceeding to consider and implement standards for off-tariff rate agreements pursuant to P.L. 1995, c. 180. The standards incorporate the following provisions: the utility must compare the revenue to be generated from the off-tariff rate agreement to the revenue which would have been generated otherwise; the utility must detail the need for the reduction in rates to each off-tariff rate customer; the method of determining the minimum electricity price an off-tariff agreement can contain; the term of an off-tariff agreement shall not exceed 7 years subject to several exceptions; certain annual filing requirements with the BPU on aggregated data pertaining to the implementation of off-tariff rate agreements; confidentiality of certain data and documents filed with the BPU pursuant to an off-tariff agreement. Specific off-tariff pricing arrangements with ACE'S customers will be limited by the resources available in the Company's business plan.


Item 5.  Other Information

  On September 20, 1995, Atlantic Energy announced the selection of Michael J. Barron to serve as chief financial officer. He will also serve as senior vice president and chief financial officer for Atlantic Electric. Barron succeeds J.G.Salomone who retired from the company earlier this year. In his new post, Barron will be responsible for developing and overseeing the financial strategy of Atlantic Energy and its affiliated companies. His responsibilities will include financial planning and administration, risk management, investor relations and property management.

  As previously reported in the Company's report on Form 10-Q for the quarter ended March 31, 1995, on March 29, 1995 the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR) regarding several key electric utility industry issues such as transmission access, transmission pricing and recovery guidelines for stranded costs stemming from wholesale transactions. According to the NOPR, within 60 days of passage of a final rule, nondiscriminatory open-access transmission tariffs must be filed for ACE and all other affected electric utilities. These tariffs may be utilized by any participant in the wholesale market, such as utilities, nonutility generators, power marketers, municipalities and/or cooperatives. The NOPR further includes the requirement that utilities take service under the tariffs for their own wholesale sales and purchases of electric energy. The issue of retail wheeling has been left to the individual states to decide upon. On August 4, 1995, ACE filed its initial comments to the FERC's NOPR addressing such issues as full recovery of stranded costs by utilities, establishing a special category of stranded costs for nonutility generating contracts to help mitigate these costs, enforcing exit fees from departing customers and allowing existing power pools the opportunity to improve on the efficiency, reliability and economy currently provided. On October 4, 1995, ACE filed reply comments to FERC regarding initial comments filed by other respondents and reiterated its initial comments. FERC has scheduled technical conferences during the next few months to discuss issues regarding ancillary services, pro-forma tariffs and power pools. A final ruling is anticipated in March 1996. At this time the final outcome of this FERC NOPR can not be determined.

  The BPU is currently developing an Energy Master Plan (EMP) to define how the energy market will function within the state in the future. The EMP is being developed in three phases. The phase I report, issued in March 1995, outlined the broad policy objectives to be followed in developing more specific recommendations in phases II and III. Phase II will detail the activities needed to implement the objectives delineated in the phase I report. Phase III will include an assessment of energy prices, energy supply and energy use. Both phase II and III are scheduled for completion by the end of 1995. On September 15, 1995, ACE filed initial comments to the BPU's phase II notice of inquiry which requested opinions on a diverse set of issues. Highlights of ACE's comments include: the need for full recovery of stranded costs by utilities, system reliability must be maintained, retail wheeling should not be implemented, support the evolution of a more competitive bulk power market and development of a program to reduce utility energy supply costs and nonutility generation contract costs. On October 20, 1995, ACE submitted its reply comments to the BPU. Following a review period, the BPU is expected to issue a report in March 1996 containing specific findings and recommendations.

Nuclear

  As previously reported under Part 1, Item I-Business, "Regulation" and Note 1 of the Notes to Financial Statements in the Company's 1994 Annual Report on Form 10-K, New Jersey Administrative Code 14:5A-2.1 requires all New Jersey electric utilities to file with the BPU a nuclear decommissioning cost update by January 1, 1996 and every four years thereafter. Public Service Electric & Gas Company (PS), on behalf of the co-owners, has engaged an independent engineer to develop this estimate for Salem, Hope Creek and Peach Bottom, in which ACE is a 7.41%, 5.00% and 7.51% owner, respectively. ACE expects that its share of nuclear decommissioning cost will increase, however, the magnitude of the increase can not be determined at this time.

Salem

  ACE is a 7.41% owner of Salem Nuclear Generating Station (Salem) operated by PS. As previously reported in the Company's reports on Form 10-Q for the quarter ended June 30, 1995 and Form 8-K's dated June 15, 1995, July 21, 1995 and October 19, 1995,
ACE was advised by PS that Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. The return of the units to service is predicated upon the completion of a thorough assessment of the equipment and management issues that have affected the operation of the station and the necessary corrections to assure safe and reliable operation over the long term.

  ACE has been advised by PS that they have completed the examination of Unit 1 to identify the scope of work necessary to achieve safe, sustained and reliable operation. A similar examination of Unit 2 is expected to be completed in November 1995. Following the completion of the Unit 2 work scope, PS will provide a final work scope for both units to the Nuclear Regulatory Commission (NRC) at a meeting to be held in mid-December. ACE has been informed by PS that significant progress has been made in identifying and resolving the equipment, process and personnel issues that have affected Salem station's past performance. PS has further advised that to date, more than 25% of the necessary work activities have been completed and many others have been initiated. PS has extended the time period to complete the scope of work on Unit 1 by 60 days. This has delayed the return of Unit 1 to commercial operation until the
second quarter of 1996.   PS has informed ACE that the current
estimate for the return of Unit 2 to commercial operation remains the second quarter of 1996, although no assurances can be given. For further information, see Notes 5 and 6 of the Notes to Financial Statements for ACE and AEI, respectively.

  ACE has been advised by PS that senior management changes have been made at the following positions since July 1995- Senior Vice President-Nuclear Operations, Senior Vice President-Nuclear Engineering, General Manager-Salem Operations, Director-Nuclear Training, Director-Plant Engineering & Projects, Director-System Engineering, Director-Design Engineering, Director-Quality Assurance & Nuclear Safety Review, Manager-Salem Projects, Manager-Salem Maintenance and Manager-Salem Operations. PS has advised ACE that PS is committed to achieving high standards of safety and operational performance for its nuclear program. PS advised ACE that PS's objective is to restart and run the Salem plants in accordance with these standards so as to assure long term reliability and reduce overall production costs.

  ACE has been advised that on October 5, 1995, PS declared an alert at Salem Unit 1. The event involved a problem with the overhead annunciator panel in the Unit 1 control room. PS has chartered a significant event response team (SERT) to investigate the event, determine the root causes and suggest corrective actions. Simultaneously, the NRC formed a special inspection team to investigate the event during the period October 6 through October 18. What actions the NRC might take, if any, can not be determined at this time. At the time of the event there was no fuel in the reactor, no release of radiation and no danger to the public or on-site personnel.

  As previously reported, a Salem NRC enforcement conference was held on July 28, 1995 related to certain violations of NRC requirements. The violations included valves that were incorrectly positioned following a plant modification in May 1993, non-conservatisms in the setpoints for a pressurizer overpressure protection system and several examples of inadequate root cause determination of events, leading to insufficient corrective actions at Salem. On October 16, 1995, the NRC proposed cumulative civil penalties of $600,000 related to these violations. PS has advised the NRC that the proposed penalties would not be contested.

  ACE continues to evaluate the legal, regulatory and administrative implications of these events. At this time, it is impossible to predict what action may be taken, if any, by participation in any regulatory, administrative or civil proceedings which, if commenced, may affect the outcome of these matters and the ultimate responsibility for such costs and penalties.

  As a nonoperating minority owner, ACE believes that the safe and expeditious restart of the Salem units is of utmost importance to the customers and shareholders of ACE, and continues to actively encourage PS to take whatever steps are necessary and reasonable for PS to effectively and properly respond to concerns expressed by the NRC and to restart the units in a timely manner. ACE has conveyed these concerns directly to the management of PS.

Hope Creek

  ACE is a 5% owner of Hope Creek Nuclear Generating Station (Hope Creek) which is operated by PS. As previously reported in the June 30, 1995 report on Form 10-Q, ACE was notified that on July 8, 1995, during a manual shutdown of Hope Creek, in order to repair control room ventilation equipment, operators partially opened a valve for a period of time and inadvertently reduced the effectiveness of the shutdown cooling system. The positioning of the valve and the resulting temperature change violated plant procedures and technical specifications, although the impact of the event to plant safety was minimal. On July 31, 1995, NRC staff met with plant management concerning this issue and subsequently decided to assign a special inspection team to independently evaluate this event as well as PS's response to it, including PS's procedures and training for operator handling of abnormal conditions. ACE was advised that on September 25, 1995, the NRC's special inspection team issued its report and identified several areas where operator and senior plant management performance during this event was inadequate. PS has advised that an NRC enforcement conference was held on November 6, 1995. Whether a penalty will be assessed or how significant it may be can not be determined at this time.

  ACE has been advised by PS that on September 19, 1995, the NRC issued a notice of violation for insufficient control room manning at Hope Creek during a three minute period in June, 1992. Two level IV violations with no civil penalty were received for this incident; one for the three minute period in which there was no senior reactor operator present and the other for not meeting the reporting requirements for this event.

Peach Bottom

  ACE is a 7.51% owner of Peach Bottom Atomic Power Station (Peach Bottom) operated by PECO Energy Company (PECO). As previously reported in the June 30, 1995 report on Form 10-Q, ACE has been advised by PECO that on August 2, 1995, the NRC held an predecisional enforcement conference regarding three alleged violations in control and design activities and technical specification requirements regarding operability of the emergency diesel generators. ACE has been advised that on August 17, 1995, the NRC issued its notice of violation report and, in the report, recognized that PECO identified the problem issues, conducted a detailed root cause evaluation and took appropriate corrective actions. The NRC elected not to propose a civil penalty in this case based on the identification and corrective action taken by PECO.

  ACE has been advised by PECO that, by letter dated October 18, 1994, the NRC has approved PECO's request to rerate the authorized maximum reactor core power levels of Peach Bottom Units No. 2 and 3 by 5% to 3,458 megawatts from the current limits of 3,293 megawatts. The amendment of the Peach Bottom Unit No. 2 facility operating license was effective upon the date of the NRC approval letter. The amendment of the Unit No. 3 facility operating license became effective with the completion of hardware changes which were done during Unit No. 3's fall 1995 refueling outage.

Item 6.  Exhibits and Reports on 8-K

Exhibits:  See Exhibit Index Attached

Reports on Form 8-K:

  A Current Report on Form 8-K was filed dated October 19, 1995 relating to the shutdown of Salem Unit 1 on May 16, 1995 and Salem Unit 2 on June 7,1995.
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           Atlantic Energy, Inc.
                           Atlantic City Electric Company
                           (Registrant)


Date:  November 14, 1995   By:  /s/   L. M. Walters
                                      L. M. Walters
                            Treasurer of Atlantic Energy, Inc.
                            and Vice President, Treasurer and
                           Assistant Secretary of Atlantic
                           City Electric Company

                               EXHIBIT INDEX


27 Financial Data Schedules for Atlantic Energy, Inc. and
   Atlantic City Electric Company for periods ended
   September 30, 1995.