Form 10-Q
period 1995-03-31
ATLANTIC CITY ELECTRIC CO; ATLANTIC ENERGY INC
filed 1995-11-16
CIK 8192, 806393

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.
                              20549

                             Form 10-Q

          (x) Quarterly Report Pursuant to Section 13 OR 15 (d) of The Securities Exchange Act of 1934

               For Quarter ended March 31, 1995


          ( ) Transition Report Pursuant to Section 13 or 15(d)

               of the Securities Exchange Act of 1934


   Commission  Registrant; State of Incorporation;     IRS Employer
    File No.   Address; and Telephone No.              Identification No.


     1-9760    Atlantic Energy, Inc.                   22-2871471
               (New Jersey)
               6801 Black Horse Pike
               Pleasantville, NJ 08232
               (609) 645-4500

     1-3559    Atlantic City Electric Company          21-0398280
               (New Jersey)
               P.O. Box 1264
               6801 Black Horse Pike
               Pleasantville, NJ 08232
               (609) 645-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Atlantic Energy, Inc.    52,739,385        (as of May 10, 1995)

All of the outstanding shares of Common Stock of Atlantic City
Electric Company are owned by Atlantic Energy, Inc.

Part I.  Financial Information
Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF INCOME
Thousands of Dollars
                                       Quarter and Year-to-Date
                                            Ended March 31,
                                           1995       1994
                                              (unaudited)

Operating Revenues-Electric              $218,626   $232,098
Operating Expenses:
  Energy                                   47,225     55,432
  Purchased Capacity                       46,145     30,858
  Operations                               37,638     35,535
  Maintenance                               6,823      9,092
  Depreciation and Amortization            19,457     18,321
  State Excise Taxes                       24,759     26,396
  Federal Income Taxes                      6,197     12,640
  Other Taxes                               2,798      4,112
    Total Operating Expenses              191,042    192,386
Operating Income                           27,584     39,712
Other Income:
  Allowance for Equity Funds Used During
   Construction                               484        909
  Other-Net                                 1,611      1,729
    Total Other Income                      2,095      2,638
Interest Charges:
  Interest on Long Term Debt               14,597     15,879
  Other Interest Expense                      203        (75)
    Total Interest Charges                 14,800     15,804
  Allowance for Borrowed Funds Used
   During Construction                       (377)      (625)
Net Interest Charges                       14,423     15,179
Less Preferred Stock Dividend
 Requirements of Subsidiary                 3,787      4,309

Net Income                               $ 11,469   $ 22,862


Average Number of Shares of Common         53,475     53,743
 Stock Outstanding (in thousands)

Per Common Share:
  Earnings                                 $ .21       $ .43
  Dividends Declared                       $ .385      $ .385
  Dividends Paid                           $ .385      $ .385

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars
                                       Quarter and Year-to-Date
                                            Ended March 31,
                                           1995         1994
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                              $ 11,469     $ 22,862
 Deferred Purchased Power Costs             3,921        3,645
 Deferred Energy Costs                       (362)      (6,266)
 Preferred Stock Dividend Requirements
  of Subsidiary                             3,787        4,309
 Depreciation and Amortization             19,457       18,321
 Deferred Income Taxes-Net                  1,582       16,123
 Prepaid State Excise Taxes               (73,958)    (111,114)
 Employee Separation Costs                 (6,779)        -
 Net Increase in Other Working Capital    (12,526)     (35,591)
 Other-Net                                   (595)      (1,031)
 Net Cash Used in Operating Activities    (54,004)     (88,742)

Cash Flows Of Investing Activities:
 Utility Cash Construction Expenditures   (19,502)     (22,332)
 Leased Property                           (1,623)      (1,308)
 Nuclear Decommissioning Trust Fund
  Deposits                                 (1,606)      (1,606)
 Other-Net                                    891       (1,099)
 Net Cash Used in Investing Activities    (21,840)     (26,345)

Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt              14,900         -
 Increase in Short Term Debt              101,550       72,900
 Proceeds from Common Stock Issued           -           3,348
 Repurchases of Common Stock              (18,381)        -
 Dividends Declared on Preferred Stock     (3,787)      (4,309)
 Dividends Declared on Common Stock       (20,391)     (16,990)
 Other-Net                                  1,425        1,236
 Net Cash Provided  by Financing
  Activities                               75,316       56,185

Net Decrease in Cash and Temporary
 Investments                                 (528)     (58,902)
Cash and Temporary Investments,
 beginning of period                        5,114       73,635
Cash and Temporary Investments,
 end of period                           $  4,586    $  14,733

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                        March 31,   December 31,
                                          1995          1994
                                      (unaudited)
ASSETS

Electric Utility Plant:
  In Service                           $2,369,792    $2,348,873
  Less Accumulated Depreciation           742,229       725,999
    Net                                 1,627,563     1,622,874
  Construction Work in Progress           106,636       110,078
  Land Held for Future Use                  6,941         6,941
  Leased Property-Net                      40,174        42,030
    Electric Utility Plant-Net          1,781,314     1,781,923
Investments and Nonutility Property:
  Investment in Leveraged Leases           78,429        78,216
  Nuclear Decommissioning Trust Fund       54,306        52,004
  Nonutility Property and Equipment-Net    18,870        18,163
  Other Investments and Funds              29,907        28,940
    Total Investments and Non-
     Utility Property                     181,512       177,323
Current Assets:
  Cash and Temporary Investments            4,586         5,114
  Accounts Receivable:
   Utility Service                         55,677        54,554
   Miscellaneous                           12,874        14,067
   Allowance for Doubtful Accounts         (3,300)       (3,300)
  Unbilled Revenues                        29,513        32,070
  Fuel (at average cost)                   23,857        28,030
  Materials and Supplies (at average cost) 27,209        27,823
  Working Funds                            14,695        14,475
  Deferred Energy Costs                    11,361        10,999
  Deferred Income Taxes                    11,589        12,264
  Prepaid State Excise Tax                 81,635         5,287
  Other                                     5,921         6,596
    Total Current Assets                  275,617       207,979
Deferred Debits:
  Unrecovered Purchased Power Costs       111,617       115,538
  Recoverable Future Federal Income Taxes  85,854        85,854
  Unrecovered State Excise Taxes           71,444        73,834
  Unamortized Debt Costs                   37,296        38,184
  Other Regulatory Assets                  50,729        47,055
  Other                                    16,135        17,865
    Total Deferred Debits                 373,075       378,330

Total Assets                           $2,611,518    $2,545,555

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                         March 31,   December 31,
                                           1995         1994
                                       (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholders' Equity:
   Common Stock                         $  575,108   $  593,475
   Retained Earnings                       240,192      249,181
    Total Common Shareholders' Equity      815,300      842,656
  Preferred Stock of Atlantic Electric:
   Not Subject to Mandatory Redemption      40,000       40,000
   Subject to Mandatory Redemption         149,250      149,250
  Long Term Debt                           766,071      778,288
    Total Capitalization
     (excluding current portion)         1,770,621    1,810,194
Current Liabilities:
  Cumulative Preferred Stock Redemption
   Requirement                              12,250       12,250
  Long Term Debt - Current Portion          28,147        1,000
  Short Term Debt                          110,150        8,600
  Accounts Payable                          51,150       66,080
  Taxes Accrued                             13,482       10,409
  Interest Accrued                          15,506       19,168
  Dividends Declared                        24,245       24,681
  Accrued Employee Separation Costs         19,821       26,600
  Other                                     15,388       19,813
    Total Current Liabilities              290,139      188,601
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                    414,115      412,574
  Deferred Investment Tax Credits           51,013       51,646
  Capital Lease Obligations                 39,240       41,111
  Other                                     46,390       41,429
    Total Deferred Credits and
     Other Liabilities                     550,758      546,760

Total Liabilities and Capitalization    $2,611,518   $2,545,555





              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Atlantic Energy, Inc. (the Company or AEI) is a public utility holding company. Its principal subsidiary is Atlantic City Electric Company (ACE), an electric utility.
   On January 1, 1995, AEI transferred direct ownership of its nonutility companies to a new subsidiary, Atlantic Energy Enterprises, Inc. (AEE). AEE will serve as the holding company for the following nonutility companies: Atlantic Generation, Inc. (AGI), ATE Investment, Inc. (ATE), Atlantic Southern Properties, Inc. (ASP), Atlantic Energy Technology,
   Inc. (AET), and Atlantic Thermal Systems, Inc., (ATS). The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of the nonutility companies are not significant and are classified under Other Income in the Consolidated Statement of Income. These consolidated financial statements reflect all normal, recurring adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements presented. The notes to the consolidated financial statements accompanying the Company's 1994 Annual Report to Shareholders and on Form
        10-K filed with the Securities and Exchange Commission should be read in conjunction with this report. Note 1 of these annual reports specifically identifies the significant accounting policies of the Company. The consolidated balance sheet contained in the financial statements presented herein that is labeled December 31, 1994 was derived from the audited consolidated balance sheet presented in the 1994 Annual Report to Shareholders and Form 10-K. Certain prior year amounts have been reclassified to conform to the current year reporting.

2. Components of Federal Income Tax expense are as follows (in thousands of dollars):
                                      Quarter and Year-to-Date
                                          Ended March 31,
                                             1995     1994
                                                 (unaudited)

Current                                    $ 5,151  $(3,123)
Deferred                                     1,534   16,086
Total Federal Income Tax Expense             6,685   12,963
Less Amounts Included in Other Income          488      323
Federal Income Taxes Included
 in Operating Expenses                     $ 6,197  $12,640

        A reconciliation of the expected Federal income taxes compared to the reported Federal Income Tax expense computed by applying the statutory rate follows:

Tax Computed at the Statutory Rate
 of 35%                                    $ 7,680  $14,047
Utility Plant Basis Differences                362    1,110
Investment Tax Credits                        (637)    (634)
Other-Net                                     (720)  (1,560)
Total Federal Income Tax Expense           $ 6,685  $12,963

Effective Federal Income Tax Rate               30%     32%

The Internal Revenue Service has proposed certain adjustments in taxes for 1984 through 1986 which would increase the Federal income tax liability by approximately $5 million. The Company is protesting certain of the proposed adjustments, and in the opinion of management, the ultimate outcome will not have a material effect on the Company's financial position.

3. On April 17, 1995, ACE filed a petition with the New Jersey Board of Public Utilities (BPU) requesting a $37.0 million increase in annual levelized energy clause (LEC) revenues. The petition requests that the proposed LEC rates be made effective for service rendered on and after June 1, 1995. The requested LEC increase is due primarily to increased costs associated with the purchase of energy and capacity from Independent Power Producers (IPP's). ACE has BPU approved contracts with four IPP's. This LEC request represents the first filing that includes a full year of contract costs for all four IPP's. Though ACE's petition supports a $67.6 million increase in LEC revenues, ACE has voluntarily reduced its request by $30.6 million in order to keep its rates competitive. This reduction was accomplished by offering to forego the recovery of $10 million in LEC revenues under the Southern New Jersey Economic Initiative tariff rider and to defer recovery of $20.6 million of LEC costs. ACE will seek full recovery of the $20.6 million deferred LEC costs in its next LEC filing.

        On November 1, 1994, ACE filed a Motion with the BPU for reconsideration of its order in the matter of the Generic Proceeding on the double recovery of Capacity Costs. By its order the BPU found that the Ratepayer Advocate had reserved its right to argue for an adjustment to the LEC rates approved in the 1992,1993 and 1994 LEC proceedings. ACE's Motion argues that the Stipulation settling the 1992 LEC and the BPU's order approving that Stipulation did not include language granting such rights to the Ratepayer Advocate. On March 22, 1995, ACE's Motion was denied by the BPU on the grounds that this issue was previously addressed in its initial order. At this time ACE has not determined if it will appeal the BPU's decision in this matter. As to the Generic Proceeding, evidentiary hearings are scheduled throughout 1995 and a final decision is expected in 1996. ACE cannot predict the outcome of that decision at this time.

4. At March 31, 1995, ACE had outstanding $110.2 million of short term debt with maturities of one to four months.
   ACE's Cumulative Preferred Stock and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at March 31, 1995 is approximately $193 million and $725 million, respectively. At March 31, 1995, ATE had outstanding $14.9 million from its revolving credit and term loan facility. The estimated aggregate fair market value at March 31, 1995 of ATE's Senior Notes was approximately $15 million.

5. As of March 31, 1995 and December 31, 1994, 53,138,311 and
   54,155,245 shares of common stock were outstanding,
   respectively. During the first quarter of 1995, the Company reacquired and retired 1,018,600 shares of its common stock. The prices paid for these shares ranged from $17.625 to $18.875 per share, for a total cost of $18.4 million. Funding for the stock acquisition has been provided in part by advances in the form of notes payable from subsidiary companies. As of March 31, 1995 notes payable from subsidiaries amounted to $12.0 million. Shares issued during 1995 were through the Company's Equity Incentive Plan.
CONSOLIDATED STATEMENT OF INCOME
Thousands of Dollars
                                        Quarter and Year-to-Date
                                            Ended March 31,
                                           1995        1994
                                             (unaudited)

Operating Revenues-Electric              $218,666    $232,134
Operating Expenses:
  Energy                                   47,225      55,432
  Purchased Capacity                       46,145      30,858
  Operations                               37,690      35,681
  Maintenance                               6,830       9,114
  Depreciation and Amortization            19,457      18,321
  State Excise Taxes                       24,759      26,396
  Federal Income Taxes                      6,197      12,640
  Other Taxes                               2,798       4,112
    Total Operating Expenses              191,101     192,554
Operating Income                           27,565      39,580
Other Income:
  Allowance for Equity Funds Used During
   Construction                               484         909
  Miscellaneous Income-Net                  2,153       1,820
    Total Other Income                      2,637       2,729
Interest Charges:
  Interest on Long Term Debt               14,597      15,879
  Other Interest Expense                      203         (75)
    Total Interest Charges                 14,800      15,804
  Allowance for Borrowed Funds Used
   During Construction                       (377)       (625)
    Net Interest Charges                   14,423      15,179

Net Income                                 15,779      27,130
Less Preferred Dividend Requirements        3,787       4,309
Balance Available for Common Shareholder $ 11,992    $ 22,821


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars

                                         Quarter and Year-to-Date
                                              Ended March 31,
                                            1995        1994
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                               $ 15,779   $  27,130
 Deferred Purchased Power Costs              3,921       3,645
 Deferred Energy Costs                        (362)     (6,266)
 Depreciation and Amortization              19,457      18,321
 Deferred Federal Income Taxes-Net             833      15,600
 Prepaid State Excise Taxes                (73,958)   (111,114)
 Employee Separation Costs                  (6,779)        -
 Net Increase in Other Working Capital     (12,533)    (36,640)
 Other-Net                                     666        (455)
 Net Cash Used in Operating Activities     (52,976)    (89,779)

Cash Flows Of Investing Activities:
 Cash Construction Expenditures            (19,502)    (22,332)
 Leased Property                            (1,624)     (1,308)
 Nuclear Decommissioning Trust Fund
  Deposits                                  (1,606)     (1,606)
 Notes Receivable - Affiliates              (6,685)       -
 Other-Net                                   2,452      (1,073)
 Net Cash Used in Investing Activities     (26,965)    (26,319)

Cash Flows Of Financing Activities:
 Increase in Short Term Debt               101,550      72,900
 Capital Contributions                         328      19,000
 Dividends Declared on Preferred Stock      (3,787)     (4,309)
 Dividends Declared on Common Stock        (20,458)    (20,729)
 Other-Net                                   1,478       1,236
 Net Cash Provided by Financing Activities  79,111      68,098

Net Decrease in Cash and
 Temporary Investments                        (830)    (48,000)
Cash and Temporary Investments,
 beginning of period                         3,459      60,243
Cash and Temporary Investments,
 end of period                            $  2,629   $  12,243


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
Thousands of Dollars



                                        March 31,    December 31,
                                          1995          1994
                                       (unaudited)
ASSETS

Electric Utility Plant:
  In Service                           $2,369,792    $2,348,873
  Less Accumulated Depreciation           742,229       725,999
    Net                                 1,627,563     1,622,874
  Construction Work in Progress           106,636       110,078
  Land Held for Future Use                  6,941         6,941
  Leased Property-Net                      40,174        42,030
    Electric Utility Plant-Net          1,781,314     1,781,923
Investments and Nonutility Property
  Nuclear Decommissioning Trust Fund       54,306        52,004
  Other Property, Investments and Funds     1,883         3,139
    Total Investments and Nonutility
     Property                              56,189        55,143
Current Assets:
  Cash and Temporary Investments            2,629         3,459
  Accounts Receivable:
   Utility Service                         55,677        54,554
   Miscellaneous                           14,964        15,804
   Allowance for Doubtful Accounts         (3,300)       (3,300)
  Unbilled Revenues                        29,513        32,070
  Fuel (at average cost)                   23,857        28,030
  Materials and Supplies (at average cost) 27,209        27,823
  Working Funds                            14,695        14,475
  Deferred Energy Costs                    11,361        10,999
  Deferred Income Taxes                    11,484        12,141
  Prepaid State Excise Taxes               81,635         5,287
  Notes Receivable from Affiliates          6,685            -
  Other                                     4,914         6,473
    Total Current Assets                  281,323       207,815
Deferred Debits:
  Unrecovered Purchased Power Costs       111,617       115,538
  Recoverable Future Federal Income Taxes  85,854        85,854
  Unrecovered State Excise Taxes           71,444        73,834
  Unamortized Debt Costs                   37,201        38,083
  Other Regulatory Assets                  50,729        47,055
  Other                                    14,713        16,071
    Total Deferred Debits                 371,558       376,435

Total Assets                           $2,490,384    $2,421,316

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                        March 31,    December 31,
                                          1995           1994
                                      (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholder's Equity:
   Common Stock                       $   54,963    $   54,963
   Premium on Capital Stock              231,081       231,081
   Contributed Capital                   263,077       262,749
   Capital Stock Expense                  (2,300)       (2,300)
   Retained Earnings                     241,301       249,767
    Total Common Shareholder's Equity    788,122       796,260
  Cumulative Preferred Stock:
   Not Subject to Mandatory Redemption    40,000        40,000
   Subject to Mandatory Redemption       149,250       149,250
  Long Term Debt                         751,071       763,288
    Total Capitalization
     (excluding current portion)       1,728,443     1,748,798
Current Liabilities:
  Cumulative Preferred Stock Redemption
   Requirement                            12,250        12,250
  Long Term Debt - Current Portion        12,247           -
  Short Term Debt                        110,150         8,600
  Accounts Payable                        51,098        65,632
  Federal Income Taxes Payable-Affiliate  10,960         9,537
  Other Taxes Accrued                      4,404         3,490
  Interest Accrued                        15,108        19,048
  Dividends Declared                      24,245        24,681
  Accrued Employee Separation Costs       19,821        26,600
  Other                                   14,791        19,134
    Total Current Liabilities            275,074       188,972
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                  351,506       350,697
  Deferred Investment Tax Credits         51,013        51,646
  Capital Lease Obligations               39,228        41,102
  Other                                   45,120        40,101
    Total Deferred Credits and
     Other Liabilities                   486,867       483,546


Total Liabilities and Capitalization  $2,490,384    $2,421,316





              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1. Atlantic City Electric Company (the Company) is a wholly-owned subsidiary of Atlantic Energy, Inc. The consolidated financial statements include the accounts of the Company and its subsidiary, which is wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect all normal, recurring adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements presented. The notes to the consolidated financial statements accompanying the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with this report. Note 1 of these annual reports specifically identifies the significant accounting policies of the Company. The consolidated balance sheet contained in the financial statements presented herein that is labeled December 31, 1994 was derived from the audited consolidated balance sheet presented in the 1994 Form 10-K. Certain prior year amounts have been reclassified to conform to the current year reporting.

2. The components of Federal Income Tax expense are as follows
   (in thousands of dollars):

                                        Quarter and Year-to-Date
                                             Ended March 31,
                                             1995     1994
                                                 (unaudited)

Current                                    $ 6,071  $(2,541)
Deferred                                       833   15,600
Total Federal Income Tax Expense             6,904   13,059
Less Amounts Included in Other Income          707      419
Federal Income Taxes Included
 in Operating Expenses                     $ 6,197  $12,640

        A reconciliation of the expected Federal income taxes compared to the reported Federal Income Tax expense computed by applying the statutory rate follows:

Tax Computed at the Statutory Rate
 of 35%                                    $ 7,939  $14,067
Utility Plant Basis Differences                362    1,110
Investment Tax Credits                        (634)    (634)
Other-Net                                     (763)  (1,484)
Total Federal Income Tax Expense           $ 6,904  $13,059

Effective Federal Income Tax Rate               30%      32%

The Internal Revenue Service has proposed certain adjustments in taxes for 1984 through 1986 which would increase the Federal income tax liability by approximately $5 million. The Company is protesting certain of the proposed adjustments, and in the opinion of management, the ultimate outcome will not have a material effect on the Company's financial position.


3. On April 17, 1995, the Company filed a petition with the New Jersey Board of Public Utilities (BPU) requesting a $37.0 million increase in annual levelized energy clause (LEC) revenues. The petition requests that the proposed LEC rates be made effective for service rendered on and after June 1, 1995. The requested LEC increase is due primarily to increased costs associated with the purchase of energy and capacity from Independent Power Producers (IPP's). The Company has BPU approved contracts with four IPP's. This LEC request represents the first filing that includes a full year of contract costs for all four IPP's. Though the Company's petition supports a $67.6 million increase in LEC revenues, the Company has voluntarily reduced its request by $30.6 million in order to keep its rates competitive. This reduction was accomplished by offering to forego the recovery of $10 million in LEC revenues under the Southern New Jersey Economic Initiative tariff rider and to defer recovery of $20.6 million of LEC costs. The Company will seek full recovery of the $20.6 million deferred LEC costs in its next LEC filing.

        On November 1, 1994, the Company filed a Motion with the BPU for reconsideration of its order in the matter of the Generic Proceeding on the double recovery of Capacity Costs. By its order the BPU found that the Ratepayer Advocate had reserved its right to argue for an adjustment to the LEC rates approved in the 1992,1993 and 1994 LEC proceedings. The Company's Motion argues that the Stipulation settling the 1992 LEC and the BPU's order approving that Stipulation did not include language granting such rights to the Ratepayer Advocate. On March 22, 1995, the Company's Motion was denied by the BPU on the grounds that this issue was previously addressed in its initial order. At this time the Company has not determined if it will appeal the BPU's decision in this matter. As to the Generic Proceeding, evidentiary hearings are scheduled throughout 1995 and a final decision is expected in 1996. The Company cannot predict the outcome of that decision at this time.

4. At March 31, 1995, the Company had outstanding $110.2 million of short term debt with maturities of one to four months. The Company's Cumulative Preferred Stock and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at March 31, 1995 is approximately $193 million and $725 million, respectively.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.


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

The Company reacquired and retired 1,018,600 shares of its common stock during the first quarter of 1995 for a total cost of $18.4 million. Funding for the stock acquisition has been provided in part by notes payable from its subsidiary companies. As of March 31, 1995 notes payables by AEI to subsidiaries amounted to $12.0 million.

In the first quarter of 1995, ACE issued $101.6 million in short term debt, all of which consisted of notes payable to banks. Proceeds were largely used for the remittance of the annual state excise tax payment as discussed below. During the same period ATE increased the debt outstanding from its revolving credit and term loan facility by $13.9 million to $14.9 million. Proceeds were used to support the activities of affiliated companies.

In March 1995, ACE made its annual payment to the State of New Jersey in the amount of $98.7 million for state excise taxes. This payment was responsible for causing a net cash usage in operating activities, as indicated on the Consolidated Statement of Cash Flows.

RESULTS OF OPERATIONS

Net income and earnings per share decreased for the quarter and year-to-date ended March 31, 1995 by 49.8% and 51.2%, respectively. The decrease in year-to-date net income is primarily due to the decline in sales of electricity when compared to the same period of 1994. ACE's Southern New Jersey Economic Initiative has also contributed to the reduction in the current year earnings because recovery of otherwise eligible energy costs were foregone.

   Significant factors contributing to these changes are explained below. Unless otherwise specified, changes are in terms of the current year period compared to the corresponding prior year period.

Utility Revenues

Changes in Operating Revenues-Electric are disclosed in the
following table:
                               Quarter and Year-To-Date
                                 Ended March 31, 1995
                                (Thousands of Dollars)
Base Revenues                        $ (1,263)
Levelized Energy Clauses               13,521
Kilowatt-hour Sales                   (19,365)
Unbilled Revenues                       5,654
Sales for Resale                      (12,056)
Other Revenues                             37
   Total                             $(13,472)

Levelized Energy Clause (LEC) Revenues for the period increased due to rate increases in July 1994 of $55 million on an annual basis. Changes in Kilowatt-hour Sales are explained in the following section 'Billed Sales to Ultimate Utility Customers'. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed but not yet billed by ultimate customers at the end of the respective periods, which are affected by weather and economic conditions and the corresponding price per kilowatt-hour. The changes in Sales for Resale to wholesale customers are a function of ACE's energy mix strategy, which in turn is dependent upon ACE's needs for energy, the energy needs of other utilities participating in the regional power pool of which ACE is a member, and the sources and prices of energy available. The drop in Sales for Resale reflects the decrease in the demands of the regional power pool due to the mild winter conditions during the current year when compared to the extreme weather conditions of 1994.

Billed Sales to Ultimate Utility Customers

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding periods of the prior year, are shown below.

                                Quarter and Year-To-Date
                                  Ended March 31, 1995
                                             Average
Customer Class                     Sales   Cust    Use
Residential                       (12.7)%  1.2%  (13.7)%
Commercial                         (3.2)   1.9   ( 5.0)
Industrial                        (11.4)   1.3   (12.6)
 Total                            ( 9.0)   1.3   (10.1)

The large decreases in Residential sales and average use for the period is due to significantly above normal temperatures experienced in the current period in contrast to the well below normal temperatures in the same period of 1994. Commercial sales also decreased due to the temperature contrast noted above. Approximately one-half of the increase in the number of commercial customers is due to the continuing popularity of ACE's night lighting programs. Industrial sales were down primarily as a result of a former customer taking energy service from an independent power producer.

Expenses

Total Operating Expenses for the current period decreased by 0.7%. Excluding depreciation and taxes, Total Operating Expenses increased by 5.3%.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the varying availability of low-cost generation from ACE-owned and purchased energy sources and in the unit prices of the energy sources used, as well as changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Until 1994, earnings were generally not affected by Energy costs because these costs are adjusted to match the associated LEC revenues. In any period, the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the consolidated balance sheet as a liability or asset as appropriate. Amounts in the balance sheet are recognized in the consolidated statement of income within Energy expense during the period in which they are subsequently recovered through the LECs. ACE was underrecovered by $11.4 million at March 31, 1995 as compared to $11 million at December 31, 1994.

Energy expense decreased by 14.8% for the current period. Production-related energy costs decreased by 22.1% mostly due to the reduction in the generation of ACE's wholly-owned stations because of the extreme mild weather conditions in 1995 compared to 1994. This decrease was offset by the effects of ACE's Southern New Jersey Economic Initiative which foregoes recovery of otherwise eligible energy costs. The Southern New Jersey Economic Initiative reduced after tax income by $5.0 million in the first quarter of 1995.

Purchased Capacity expense reflects contract payments for generating capacity owned by others. The 49.5% increase in Purchased Capacity expense reflects the current period charges for capacity supplied by a cogeneration facility which became operational in the last quarter of 1994.




Sources of Energy by Fuel Source for the current period are as follows:
                                     Quarter and Year-to-Date
                                       Ended March 31, 1995

Coal                                           36%
Nuclear                                        24
Interchanged and Purchased                     16
Nonutility Purchased                           23
Oil and Natural Gas                             1
     Total                                    100%


Operations expense increased 5.5% due to the annual billing for the settlement of prior year administrative and general costs from ACE's jointly owned nuclear facilities. The 1994 settlement of this annual billing resulted in a reduction in Operations expense.

Maintenance expense decreased 25.1% for the period from the previous year due to cost saving measures in maintenance activities.

The 6.2% increase in Depreciation Expense is the result of an increase in ACE's electric plant in service.

The decrease in State Excise Tax Expense of 6.2% from the previous year reflects the decrease in energy sales for the current period.

Federal Income Tax Expense decreased 51% due to the reduction in pretax income for the current quarter.

In December 1994, ACE recorded the expected costs for a voluntary employee separation program. A total of 319 ACE employees volunteered for the separation package. A majority of the employee separations occurred as of March 1, 1995, with the remaining separations to take place by December 1995. The balance of the accrued separation costs on the Consolidated Balance Sheet at March 31, 1995 is $19.8 million compared to $26.6 million at December 31, 1994. Settlement of this obligation is not expected to be completed until the latter part of 1996.

NONUTILITY ACTIVITIES

On January 1, 1995, AEI transferred direct ownership of its nonutility companies to a new subsidiary, Atlantic Energy
Enterprises, Inc. (AEE). AEE will serve as the holding company for all of the Company's nonutility subsidiaries.

Nonutility operations, which include AEI parent, for the quarter and year-to-date March 31, 1995 and 1994 resulted in a net loss of $523 thousand and net income of $41 thousand, respectively.

Operations of AEE and subsidiaries for the period resulted in a net loss of $196 thousand for 1995 and net income of $98 thousand in 1994. The 1995 loss is largely due to administrative and general costs incurred for the development of nonutility businesses, offset in part by increased revenues of cogeneration facilities.

On March 15, 1995, AEE joined with a previously unaffiliated company to form Atlantic CNRGY LLC (Limited Liability Corporation). This joint venture will develop natural gas marketing opportunities with commercial and industrial users. AEE's initial investment was not significant. Operating activities are expected to begin during the second quarter of 1995.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

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

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 1995, the Company issued $101.6 million in short term debt, all of which consisted of notes payable to banks. Proceeds were used largely for the remittance of the annual state excise tax payment as discussed below.

During the first quarter of 1995, the Company advanced its parent company $6.7 million in the form of notes receivable.

In March 1995, the Company made its annual payment to the State of New Jersey in the amount of $98.7 million for state excise taxes. This payment was responsible for causing a net cash usage in operating activities, as indicated on the Consolidated
Statement of Cash Flows.


RESULTS OF OPERATIONS

Net Income decreased for the quarter by 41.8% from the corresponding period of 1994 due to the decline in sales of electricity. The Company's Southern New Jersey Economic
Initiative has also contributed to the reduction in the current year earnings because recovery of otherwise eligible energy costs were foregone.

Significant factors contributing to these changes are explained below. Unless otherwise specified, changes are in terms of the current year period compared to the corresponding prior year period.

Revenues

Changes in Operating Revenues-Electric are disclosed in the following table:
                              Quarter and Year-To-Date
                                Ended March 31, 1995
                               (Thousands of Dollars)

Base Revenues                       $ (1,259)
Levelized Energy Clauses              13,521
Kilowatt-hour Sales                  (19,365)
Unbilled Revenues                      5,654
Sales for Resale                     (12,056)
Other Revenues                            37
 Total                              $(13,468)

Levelized Energy Clause (LEC) Revenues for the period increased due to rate increases in July 1994 of $55 million on an annual basis. Changes in Kilowatt-hour Sales are explained in the following section 'Billed Sales to Ultimate Customers'. The change in Unbilled Revenues are a result of the amount of kilowatt-hours consumed but not yet billed by ultimate customers at the end of the respective periods, which are affected by weather and economic conditions and the price per kilowatt-hour in effect. The changes in Sales for Resale to wholesale customers are a function of the Company's energy mix strategy, which in turn is dependent upon its needs for energy, the energy needs of other utilities participating in the regional power pool of which the Company is a member, and the sources and prices of energy available. The drop in Sales for Resale reflects the decrease in the demands of the regional power pool due to the mild winter conditions during the current year when compared to the extreme weather conditions of 1994.


Billed Sales to Ultimate Customers

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding period of the prior year, are shown below.

                             Quarter and Year-To-Date
                               Ended March 31, 1995

                                          Average
Customer Class                 Sales    Cust   Use
Residential                   (12.7)%   1.2% (13.7)%
Commercial                    ( 3.2)    1.9  ( 5.0)
Industrial                    (11.4)    1.3  (12.6)
Total                         ( 9.0)    1.3  (10.1)

The large decreases in Residential sales and average use for the period ended is due to significantly above normal temperatures experienced in the current period in contrast to the well below normal temperatures in the same period of 1994. Commercial sales also decreased due to the temperature contrast noted above. Approximately one-half of the increase in the number of commercial customers is due to the continuing popularity of ACE's night lighting programs. Industrial sales were down primarily as a result of a former customer taking energy service from an independent power producer.

Expenses

Total Operating Expenses for the current period ended March 31, 1995 decreased by 0.8% compared to the same period of the prior year. Excluding depreciation and taxes, Total Operating Expenses increased by 5.2%.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the varying availability of low-cost generation from Company-owned and purchased energy sources and in the unit prices of the energy sources used, as well as changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Until 1994, earnings were generally not affected by Energy expense because these costs are adjusted to match the associated LEC revenues. In any period, the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the consolidated balance sheet as a liability or asset as appropriate. Amounts in the balance sheet are recognized in the consolidated statement of income within Energy expense during the period in which they are subsequently recovered through the LEC. The Company was underrecovered by $11.4 million at March 31, 1995 as compared to $11 million at December 31, 1994.

Energy expense decreased by 14.8% for the current period. Production-related energy costs decreased by 22.1% mostly due to the reduction in the generation of the Company's wholly-owned stations because of the extreme mild weather conditions in 1995 compared to 1994. This decrease was offset by the effects of the Company's Southern New Jersey Economic Initiative which forgoes recovery of otherwise eligible energy costs. The Southern New Jersey Economic Initiative reduced after tax income by $5.0 million in the first quarter of 1995.

Purchased Capacity expense reflects contract payments for generating capacity owned by others. The 49.5% increase in Purchased Capacity expense reflects the current period charges for capacity supplied by a cogeneration facility which became operational in the last quarter of 1994.

Sources of Energy by Fuel Source for the current period are as follows:

                                    Quarter and Year-to-Date
                                      Ended March 31, 1995
Coal                                          36%
Nuclear                                       24
Interchanged and Purchased                    16
Nonutility Purchased                          23
Oil and Natural Gas                            1
                                             100%




Operations expense increased 5.6% due to the annual billing for the settlement of prior year administrative and general costs from the Company's jointly owned nuclear facilities. The 1994 settlement of this annual billing resulted in a reduction of Operations expense.

Maintenance expense decreased 25.1% for the period from the previous year due to cost saving measures in maintenance activities.

The 6.2% increase in Depreciation Expense is the result of an increase in the Company's electric plant in service.

The decrease in State Excise Tax Expense of 6.2% from the previous year reflects the decrease in energy sales for the current period.

Federal Income Tax Expense decreased 51% due to the reduction in pretax income for the current quarter.

In December 1994, the Company recorded the expected costs for a voluntary employee separation program. A total of 319 of the Company's employees volunteered for the separation package. A majority of the employee separations occurred as of March 1, 1995, with the remaining separations to take place by December 31, 1995. The balance of the accrued separation costs on the Consolidated Balance Sheet at March 31, 1995 is $19.8 million compared to $26.6 million at December 31, 1994. Settlement of this obligation is not expected to be completed until the latter part of 1996.
Part II. Other Information
Item 1.  Legal Proceedings

  Certain developments have occurred in connection with matters previously reported under Part I, Item 1-Business in the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for Atlantic Energy, Inc. (AEI) and Atlantic City Electric Company (ACE). In addition, certain new information is contained herein.

Rate Matters

  ACE's rates for electric service at retail are subject to the approval of the New Jersey Board of Public Utilities (BPU). Reference is made to Note 3 of the Notes to Financial Statements for AEI and ACE filed herewith for information pertaining to the petition filed with the New Jersey Board of Public Utilities
(BPU) for changes in the Levelized Energy Clause (LEC) revenues, and the issue of the double recovery of capacity costs.

  On March 27, 1995, the BPU approved a one-year extension in the enrollment period of the Company's Redevelopment Program Service (RPS). The RPS, approved by the BPU in May 1994, provides incentive pricing for new or expanding commercial customer load. In its order, the BPU found that the RPS has been a valuable incentive for expanding and attracting businesses to the region. The enrollment deadline, set to expire on April 30, 1995, was extended to April 30, 1996 for service commencing on or before April 30, 1998.

  On March 30, 1995, legislation (S-1940) was introduced in the New Jersey State Senate that would permit natural gas and electric utility companies to offer discounts and alternate ratemaking to businesses that are considering buying power from independent energy producers or moving their operations from the State of New Jersey because of high energy costs. Under S-1940, the BPU would set standards for the maximum term of a discount, minimum prices and filing requirements. Once an agreement is reached between a business and an electric utility, a discount in electric rates would go into effect unless rejected by the BPU. The legislation would not permit recovery of lost revenues from other ratepayers until the next base-rate case filing, and then only under two conditions: 1) if the utility can demonstrate that the business discount benefitted all ratepayers, that is, the business would have left the utility's system and caused a rate hike for the remaining ratepayers; and 2) if the discount provides some other tangible economic benefit to the State, such as creating or maintaining jobs. The legislation was referred to the Senate Natural Resources, Trade and Economic Development Committee; ACE cannot predict the Committee's timing or action with regard to S-1940. ACE supports S-1940 as a way to retain and expand business in the State and to encourage an equitable transition to a restructured industry which includes competition between utilities, IPPs and power marketers.

Item 5.  Other Information

  On March 29, 1995, the Federal Energy Regulatory Commission issued a Notice of Proposed Rulemaking (NOPR) regarding several key electric utility industry issues such as transmission access, transmission pricing and recovery guidelines for stranded costs stemming from wholesale transactions. According to the NOPR, within 60 days of passage of a final rule, which is expected before year-end 1995, utilities must file nondiscriminatory open-access transmission tariffs that may be utilized by any participant in the wholesale market, such as utilities, nonutility generators, power marketers, municipalities and/or cooperatives. The NOPR further includes the requirement that utilities take service under the tariffs for their own wholesale sales and purchases of electric energy. The NOPR would permit utilities to recover stranded costs that may be incurred when a customer stops buying power from the utility and, instead, uses the utility's transmission service to obtain power from another source. Initially, the Company is required to file two generic pro-forma tariffs which would take effect under rates established by the NOPR; one tariff will represent network service, while a second tariff will provide point-to-point service. Utilities, and others may then file for modified tariffs. ACE is currently reviewing the NOPR and intends to provide comments during the appropriate comment period. At this time, pro-forma tariffs are being developed and it is not known what effect open access will have on ACE's customer base.

  By letter dated March 16, 1995, the Company has notified Pennsylvania Power & Light Company (PP&L) that the capacity and energy sales agreement dated June 1983 will be terminated effective March 1998. The agreement, for the purchase of 125 megawatts (MW), was originally scheduled through September 30, 2000. For the years 1998 through 2000, the expected capacity costs under the agreement were $12.6 million, $14.2 million and $12.3 million, respectively. To replace the PP&L arrangement for capacity and energy, the Company has signed a letter of intent with PECO Energy (PECO) for the period beginning March 1, 1998 through May 31, 2000. Preliminary savings estimates are approximately $7 million based on lower payments for capacity and higher availability of energy.

Nonutility Generation

  The Pedricktown Cogeneration Limited Partnership (PCLP), in which Atlantic Generation, Inc. owns a 50% interest, operates a 116 megawatt gas-fired cogeneration facility located in Pedricktown, New Jersey. This facility began commercial operation in March 1992 supplying 10 MW of electricity and byproduct steam to GEON (formerly B.F.Goodrich). Under the terms of a BPU-approved purchase power agreement, 106 MW of capacity and energy is being supplied to ACE. An amendment to the agreement, designed to reduce contract costs and increase operating efficiencies, was executed in July 1994 and approved by the BPU in March 1995. The contract amendment reduces the energy component of the contract payment resulting in a more marketable commodity, increases the available capacity of the facility to ACE from 106 MW to 116 MW and returns GEON to ACE as a retail electric customer. The Company estimates that GEON will account for approximately $6.5 million in annual electric revenue and is expected to return to ACE's system in the beginning of the third quarter of 1995.

Nuclear

Salem

  ACE has been advised by Public Service Electric & Gas Company
(PS), operator of the Salem Nuclear Generating Station (Salem), that on March 21, 1995, representatives of the Nuclear Regulatory Commission (NRC) staff met with the Boards of Directors of Public Service Enterprise Group and PS to reiterate the previously expressed concerns with regard to Salem's operations, including: plant materiel conditions that required operators to operate various systems manually, maintenance backlog, root cause analysis, quality assurance, engineering, repeat equipment failures, procedure adherence, four events over the past four years causing the NRC to conduct four Augmented Inspection Team reviews, leadership, employee concerns, attention to balance of plant, management oversight and vertical communication with employees and oversight of contractors. The NRC staff acknowledged that PS had made efforts to improve Salem's operations, including making senior management changes, but indicated that demonstrated sustained results have not yet been achieved.

  PS also advised that in March 1995, the Institute of Nuclear Power Operations (INPO) reported an assessment of Salem's operations that indicated that improvement was needed in a wide range of areas, with significant improvement required in areas such as equipment performance and plant materiel conditions, management and supervision, engineering activities and training.

  ACE has been advised that on April 21, 1995, the NRC commenced an inspection, expected to take about four weeks, to assess how effectively Salem is currently performing from a safety perspective in the areas of problem identification; prioritizing and conducting work on plant equipment; and management oversight of plant performance. This inspection is currently ongoing.

  PS advised ACE that PS is in agreement with the assessment of the NRC staff, as well as that of the INPO, that Salem's operations must be further improved in order to assure continued reliable operation. PS is fully committed to take the actions needed to improve Salem's operations and is committed to safe and conservative operations before production.

  PS cannot predict what further action, if any, the NRC may take with respect to Salem's operations. ACE owns a 7.41% interest in the Salem station.

  ACE has been advised that on April 12, 1995, PS received notification of a Level II violation including an $80,000 civil penalty for an incident that occurred in December 1992 in which two former Salem station managers did not properly respond to safety concerns raised by two employees. The incident was thoroughly investigated and brought to the NRC's attention by PS at that time. PS has agreed to pay the penalty and has instituted several measures to reinforce to personnel that their concerns about safety and all issues relating to the operation of the nuclear facilities can be openly brought to management's attention.

  ACE has been advised by PS that PS has been notified of an NRC enforcement conference to be held on June 1, 1995 pertaining to valves that were incorrectly positioned after a plant modification was installed in May 1993 and several examples of inadequate root cause determination of events, which led to insufficient corrective actions at Salem. During this enforcement conference, PS will address the issues identified and ensure they are clearly understood, establish the safety significance of the issues and discuss the mitigating factors related to these issues. PS cannot predict what action, if any, the NRC may take as a result of this meeting.

  ACE has been advised by PS that in March 1995, the State of Delaware agreed to withdraw its hearing request related to Salem's NJPDES permit in return for PS funding a number of environmental projects in Delaware, similar to and including certain NJPDES permit conservation measures, which will not materially increase the cost of compliance with the permit. In May 1995, PS resolved all issues with the remaining intervenors, thus eliminating a hearing and any further challenge to the Salem permit.

Hope Creek

  ACE, a 5% owner of the Hope Creek Nuclear Generating Station (Hope Creek) has been advised by PS, operator of Hope Creek, that on April 5, 1995 a small amount of low-level radioactive materials was released to the atmosphere at Hope Creek. The release did not exceed federal limits nor pose any danger to the public or plant employees; however, a trailer driven offsite had exceeded the limit for releasing materials. The trailer was later cleaned. PS and the NRC have investigated the event and met on this issue. An enforcement conference is currently scheduled for the end of June 1995. The equipment responsible for generating the release has been secured until the NRC has had the opportunity to review corrective actions. Additionally, similar equipment will be reviewed for deficiencies. PS will also be holding meetings with New Jersey and local government officials to address any concerns relating to the incident. PS cannot predict what actions, if any, the NRC will take as a result of this incident.

Item 6.  Exhibits and Reports on 8-K

Exhibits:  See Exhibit Index Attached

Reports on Form 8-K:  None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Atlantic Energy, Inc.
                                 Atlantic City Electric Company
                                 (Registrant)


Date:  May 12, 1995       By:   /s/ J. L. Jacobs
                                    J. L. Jacobs
                               President and Chief Executive
                               Officer of Atlantic Energy, Inc.
                               Chairman and Chief Executive
                               Officer of Atlantic City Electric
                               Company




Date:  May 12, 1995       By:       /s/ L. M. Walters
                                        L. M. Walters
                               Treasurer of Atlantic Energy,Inc.
                               and Vice President, Treasurer and
                               Assistant Secretary of Atlantic
                               City Electric Company

                               EXHIBIT INDEX



27   Financial Data Schedules for Atlantic Energy, Inc. and
     Atlantic City Electric Company for periods ended
     March 31, 1995.