Form 10-Q
period 1995-06-30
ATLANTIC CITY ELECTRIC CO; ATLANTIC ENERGY INC
filed 1995-11-16
CIK 8192, 806393

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.
                              20549

                             Form 10-Q

          (x) Quarterly Report Pursuant to Section 13 OR 15 (d) of The Securities Exchange Act of 1934

               For Quarter ended June 30, 1995


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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Atlantic Energy, Inc.         52,598,078  (as of August 10, 1995)

All of the outstanding shares of Common Stock of Atlantic City
Electric Company are owned by Atlantic Energy, Inc.

Part I.  Financial Information
Item I.  Financial Statements

CONSOLIDATED STATEMENT OF INCOME
Thousands of Dollars
                                       Quarter Ended June 30
                                         1995         1994
                                            (unaudited)

Operating Revenues-Electric            $206,232     $205,822
Operating Expenses:
  Energy                                 37,167       35,434
  Purchased Capacity                     46,839       36,811
  Operations                             35,959       39,688
  Maintenance                             7,914        8,956
  Depreciation and Amortization          19,462       18,445
  State Excise Taxes                     22,600       24,695
  Federal Income Taxes                    6,142        9,354
  Other Taxes                             2,378        2,012
    Total Operating Expenses            178,461      175,395
Operating Income                         27,771       30,427
Other Income:
  Allowance for Equity Funds Used During
   Construction                             175          813
  Other-Net                               2,315        2,449
    Total Other Income                    2,490        3,262
Interest Charges:
  Interest on Long Term Debt             14,549       12,741
  Other Interest Expense                  1,705          454
Total Interest Charges                   16,254       13,195
  Allowance for Borrowed Funds Used
   During Construction                     (348)        (613)
Net Interest Charges                     15,906       12,582
Less Preferred Stock Dividend
 Requirements of Subsidiary               3,787        4,309

Net Income                             $ 10,568     $ 16,798


Average Number of Shares of Common       52,717       54,144
 Stock Outstanding (in thousands)

Per Common Share:
  Earnings                               $ .20         $ .31
  Dividends Declared                     $ .385        $ .385
  Dividends Paid                         $ .385        $ .385

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Thousands of Dollars
                                       Year-to-Date June 30,
                                         1995         1994
                                            (unaudited)

Operating Revenues-Electric            $424,834     $437,920
Operating Expenses:
  Energy                                 84,392       90,867
  Purchased Capacity                     92,984       67,669
  Operations                             73,554       75,222
  Maintenance                            14,731       18,048
  Depreciation and Amortization          38,919       36,766
  State Excise Taxes                     47,360       51,091
  Federal Income Taxes                   12,339       21,994
  Other Taxes                             5,175        6,124
    Total Operating Expenses            369,454      367,781
Operating Income                         55,380       70,139
Other Income:
  Allowance for Equity Funds Used During
   Construction                             659        1,722
  Other-Net                               3,902        4,179
    Total Other Income                    4,561        5,901
Interest Charges:
  Interest on Long Term Debt             29,146       28,619
  Other Interest Expense                  1,908          380
Total Interest Charges                   31,054       28,999
  Allowance for Borrowed Funds Used
   During Construction                     (725)      (1,238)
Net Interest Charges                     30,329       27,761
Less Preferred Stock Dividend
 Requirements of Subsidiary               7,575        8,619

Net Income                               22,037       39,660

Retained Earnings at Beginning of       249,181      256,549
Period
                                        271,218      296,209
Dividends Declared on Common Stock      (40,773)     (41,652)
Retained Earnings at End of Period     $230,445     $254,557

Average Number of Shares of Common       53,094       53,944
Stock Outstanding (in thousands)

Per Common Share:
  Earnings                               $  .42        $ .74
  Dividends Declared                     $  .77        $ .77
  Dividends Paid                         $  .77        $ .77

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars
                                         Year-to-Date June 30,
                                           1995         1994
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                              $ 22,037     $ 39,660
 Deferred Purchased Power Costs             7,852        7,290
 Deferred Energy Costs                     (5,901)     (22,802)
 Depreciation and Amortization             38,919       36,766
 Deferred Income Taxes-Net                  4,101       24,143
 Prepaid State Excise Taxes               (51,358)     (86,419)
 Employee Separation Costs                (11,176)        -
 Net Increase in Other Working Capital     (7,041)     (30,060)
 Preferred Stock Dividend Requirements
  of Subsidiary                             7,575        8,619
 Other-Net                                  2,602         (686)
 Net Cash Provided (Used) by Operating
  Activities                                7,610      (23,489)

Cash Flows Of Investing Activities:
 Utility Cash Construction Expenditures   (43,575)     (53,052)
 Leased Property                           (3,986)      (2,473)
 Nuclear Decommissioning Trust Fund
  Deposits                                 (3,212)      (3,212)
 Utility Plant Removal Costs               (2,360)      (1,504)
 Other-Net                                  1,474       (4,495)
 Net Cash Used by Investing Activities    (51,659)     (64,736)

Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt              43,367       22,693
 Retirement and Maturity of Long Term Debt    -        (24,994)
 Increase in Short Term Debt               75,400       64,100
 Proceeds from Common Stock Issued            -          9,837
 Purchases of Common Stock                (28,421)         -
 Dividends Declared on Preferred Stock     (7,575)      (8,619)
 Dividends Declared on Common Stock       (40,635)     (34,130)
 Other-Net                                  3,324        2,360
 Net Cash Provided by Financing
  Activities                               45,460       31,247
Net Increase (Decrease) in Cash and
  Temporary Investments                     1,411      (56,978)
Cash and Temporary Investments,
 beginning of period                        5,114       73,635
Cash and Temporary Investments,
 end of period                           $  6,525     $ 16,657

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                        June 30,    December 31,
                                          1995          1994
                                       (unaudited)
ASSETS

Electric Utility Plant:
  In Service                           $2,385,780    $2,348,873
  Less Accumulated Depreciation           760,264       725,999
    Net                                 1,625,516     1,622,874
  Construction Work in Progress           112,469       110,078
  Land Held for Future Use                  6,941         6,941
  Leased Property-Net                      38,353        42,030
    Electric Utility Plant-Net          1,783,279     1,781,923
Investments and Nonutility Property:
  Investment in Leveraged Leases           78,619        78,216
  Nuclear Decommissioning Trust Fund       56,659        52,004
  Nonutility Property and Equipment-Net    19,526        18,163
  Other Investments and Funds              31,387        28,940
    Total Investments and Non-
     Utility Property                     186,191       177,323
Current Assets:
  Cash and Temporary Investments            6,525         5,114
  Accounts Receivable:
   Utility Service                         53,596        54,554
   Miscellaneous                           12,324        14,067
   Allowance for Doubtful Accounts         (3,300)       (3,300)
  Unbilled Revenues                        35,436        32,070
  Fuel (at average cost)                   23,874        28,030
  Materials and Supplies (at average cost) 26,488        27,823
  Working Funds                            14,666        14,475
  Deferred Energy Costs                    16,900        10,999
  Deferred Income Taxes                     9,354        12,264
  Prepaid State Excise Taxes               61,425         5,287
  Other                                     7,089         6,596
    Total Current Assets                  264,377       207,979
Deferred Debits:
  Unrecovered Purchased Power Costs       107,686       115,538
  Recoverable Future Federal Income Taxes  85,854        85,854
  Unrecovered State Excise Taxes           69,054        73,834
  Unamortized Debt Costs                   36,538        38,184
  Other Regulatory Assets                  52,720        47,055
  Other                                    15,542        17,865
    Total Deferred Debits                 367,394       378,330

Total Assets                           $2,601,241    $2,545,555


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                         June 30,    December 31,
                                           1995          1994
                                        (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholders' Equity:
   Common Stock                         $  564,975   $  593,475
   Retained Earnings                       230,445      249,181
    Total Common Shareholders' Equity      795,420      842,656
  Preferred Stock of Atlantic Electric:
   Not Subject to Mandatory Redemption      40,000       40,000
   Subject to Mandatory Redemption         149,250      149,250
  Long Term Debt                           791,100      778,288
    Total Capitalization
     (excluding current portion)         1,775,770    1,810,194
Current Liabilities:
  Cumulative Preferred Stock Redemption
   Requirement                              12,250       12,250
  Long Term Debt-Current Portion            31,747        1,000
  Short Term Debt                           84,000        8,600
  Accounts Payable                          53,301       66,080
  Taxes Accrued                             16,152       10,409
  Interest Accrued                          19,806       19,168
  Dividends Declared                        24,037       24,681
  Accrued Employee Separation Costs         15,424       26,600
  Other                                     15,371       19,813
    Total Current Liabilities              272,088      188,601
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                    414,790      412,574
  Deferred Investment Tax Credits           50,379       51,646
  Capital Lease Obligations                 37,727       41,111
  Other                                     50,487       41,429
    Total Deferred Credits and
     Other Liabilities                     553,383      546,760

Total Liabilities and Capitalization    $2,601,241   $2,545,555





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



















2. The components of Federal Income Tax expense are as follows (in thousands of dollars):
                                        Quarter Ended June 30,
                                             1995     1994
                                                 (unaudited)

Current                                    $ 3,126  $ 1,918
Deferred                                     2,460    8,112
Total Federal Income Tax Expense             5,586   10,030
Less Amounts Included in Other Income         (556)     676
Federal Income Taxes Included
 in Operating Expenses                     $ 6,142  $ 9,354

        A reconciliation of the expected Federal income taxes compared to the reported Federal Income Tax expense computed by applying the statutory rate follows:

Tax Computed at the Statutory Rate
 of 35%                                    $ 6,979  $10,898
Utility Plant Basis Differences                431    1,181
Investment Tax Credits                        (641)    (633)
Other-Net                                   (1,183)  (1,416)
Total Federal Income Tax Expense           $ 5,586  $10,030

Effective Federal Income Tax Rate               28%     32%

                                           Year-to-Date June 30,
                                             1995     1994
                                                 (unaudited)

Current                                    $ 8,278  $(1,206)
Deferred                                     3,993   24,199
Total Federal Income Tax Expense            12,271   22,993
Less Amounts Included in Other Income          (68)     999
Federal Income Taxes Included
 in Operating Expenses                     $12,339  $21,994

Tax Computed at the Statutory Rate
 of 35%                                    $14,659  $24,945
Utility Plant Basis Differences                793    1,508
Investment Tax Credits                      (1,275)  (1,267)
Other-Net                                   (1,906)  (2,193)
Total Federal Income Tax Expense           $12,271  $22,993

Effective Federal Income Tax Rate               29%     32%

The Internal Revenue Service has proposed certain adjustments in taxes for 1984 through 1986 which would increase the Federal income tax liability by approximately $5 million. The Company is protesting certain of the proposed adjustments, and in the opinion of management, the ultimate outcome will not have a material effect on the Company's consolidated financial statements.

3. On April 17, 1995, ACE filed a petition with the New Jersey Board of Public Utilities (BPU) requesting a $37.0 million increase in annual levelized energy clause (LEC) revenues. The petition also requested that the proposed rates be implemented on a provisional basis, for service rendered on and after June 1, 1995. This request for provisional rates was to avoid any further increase in the proposed rates that would result from compression as the implementation of the proposed rates are delayed beyond the June 1, 1995 date. Compression is the result of the fact that a shorter recovery period will require the increase in costs be collected over a reduced level of sales. The requested LEC increase is due primarily to increased costs associated with the purchase of 569 megawatts of energy and capacity from Independent Power Producers (IPP's). ACE has BPU approved contracts with four IPP's. This LEC request represents the first filing that includes a full year of contract costs for all four IPP's. Though ACE's petition supports a $67.6 million increase in LEC revenues, ACE has voluntarily reduced its request by $30.6 million in order to keep its rates competitive. This reduction was accomplished by offering to forego the recovery of $10 million in LEC revenues under the Southern New Jersey Economic Initiative tariff rider and to defer recovery of $20.6 million of LEC costs. ACE will seek full recovery of the $20.6 million deferred LEC costs, without carrying costs, in its next LEC
   filing.   On July 7, 1995 the BPU approved the provisional
   $37 million increase in the annual LEC revenues effective for service rendered to customers on and after July 7, 1995. A final BPU decision is expected in the fourth quarter of 1995.

        On November 1, 1994, ACE filed a Motion with the BPU for reconsideration of its order in the matter of the Generic Proceeding on the Double Recovery of Capacity Costs. By its order the BPU found that the Ratepayer Advocate had reserved its right to argue for an adjustment to the LEC rates approved in the 1992, 1993 and 1994 LEC proceedings. ACE's Motion argues that the Stipulation settling the 1992 LEC and the BPU's order approving that Stipulation did not include language granting such rights to the Ratepayer Advocate. On March 22, 1995, ACE's Motion was denied by the BPU on the grounds that this issue was previously addressed in its initial order. At this time ACE has not determined if it will appeal the BPU's decision in this matter. As to the Generic Proceeding, evidentiary hearings are scheduled throughout 1995 and a final decision is expected in 1996.
        On June 23, 1995, ACE received testimony of the Ratepayer Advocate's witnesses. However, that testimony did not quantify the Ratepayer Advocate's position as related to ACE. The Ratepayer Advocate has stated that the quantification will be presented in supplemental testimony. ACE cannot predict the outcome of the decision at this time.

4. In May 1995 ACE issued and sold $25 million principal amount of First Mortgage Bonds Designated Secured Medium Term Notes, Series C in the following increments: $10 million of 7.00% Series due 2001; $5 million of 7.04% Series due 2002; $9 million of 7.15% Series due 2004; $1 million of 7.15% Series due 2007. Net proceeds in the amount of $24.9 million from these issuances were used for ACE's ongoing construction program, the repayment of short term debt and for other general corporate purposes.

        ACE's Cumulative Preferred Stock and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at June 30,1995 are approximately $196 million and $788 million, respectively. At June 30, 1995, ATE had outstanding $19.5 million from its revolving credit and term loan facility. The estimated aggregate fair market value at June 30, 1995 of ATE's Senior Notes was approximately $15.5 million.

        At June 30, 1995, ACE had outstanding $64.0 million of short term debt with maturities of one to four months. In June 1995, AEI established a non-secured short term debt facility with maximum borrowing of up to $20 million. At June 30, 1995, AEI had $20 million outstanding from this facility. Proceeds from this borrowing were used to repay funds temporarily provided by subsidiary companies and for the acquisition of the Company's common stock. As of June 30, 1995 AEI had $5.5 million outstanding in temporary funding from subsidiaries.

5. As of June 30, 1995 and December 31, 1994, 52,598,078 and
   54,155,245 shares of common stock were outstanding, respectively. During the second quarter of 1995, the Company reacquired and retired 541,400 shares of its common stock at a cost of $10.0 million. Year-to-date ended June 30, 1995, the Company reacquired and retired 1,560,000 shares of its common stock at a total cost of $28.4 million. The prices paid for these shares ranged from $17.625 to $18.875 per share. Funding for the stock acquisition has been provided in part by temporary funding from subsidiary companies and the short term borrowing facility referred to above.

6. On May 16, 1995 and June 7, 1995 ACE, a 7.41% owner in the Salem Nuclear Generating Station (Salem), was advised by Public Service Electric & Gas Company (PS), operator of Salem, that Salem Unit 1 and Unit 2, respectively, were taken out of service on those respective dates. PS subsequently informed the Nuclear Regulatory Commission that the units would remain shutdown until there could be a thorough review and resolution of certain equipment and management issues that have affected Salem's operation. PS estimates that Unit 1 and Unit 2 are expected to return to service during the first and second quarter of 1996, respectively, although no assurances have been given by PS. Replacement power costs to be incurred by ACE while the units are out of service are expected to approximate $1 million per month. PS has determined that restart activities will cost approximately $40 million.

        ACE is subject to a nuclear performance standard for all of its jointly-owned nuclear units. ACE anticipates that the 1995 aggregate capacity factor of the five nuclear units in which ACE owns a minority interest will be below the 65% minimum annual standard established by the BPU primarily due to the shutdown of the above mentioned units. As a result, ACE currently estimates a performance penalty of approximately $1.8 million.

             ACE is evaluating the legal, regulatory and administrative implications of these events. At this time, it is impossible to predict what action may be taken, if any, by participation in any regulatory, administrative or civil proceedings which, if commenced, may affect the outcome of these matters and the responsibility of all for such costs and penalties.

CONSOLIDATED STATEMENT OF INCOME
Thousands of Dollars
                                        Quarter Ended June 30,
                                           1995        1994
                                             (unaudited)

Operating Revenues-Electric              $206,246    $205,861
Operating Expenses:
  Energy                                   37,167      35,434
  Purchased Capacity                       46,839      36,811
  Operations                               35,986      39,834
  Maintenance                               7,917       8,977
  Depreciation and Amortization            19,462      18,445
  State Excise Taxes                       22,600      24,695
  Federal Income Taxes                      6,142       9,354
  Other Taxes                               2,378       2,012
    Total Operating Expenses              178,491     175,562
Operating Income                           27,755      30,299
Other Income:
  Allowance for Equity Funds Used During
   Construction                               175         813
  Miscellaneous Income-Net                  3,087       2,105
    Total Other Income                      3,262       2,918
Interest Charges:
  Interest on Long Term Debt               14,549      12,741
  Other Interest Expense                    1,705         454
   Total Interest Charges                  16,254      13,195
  Allowance for Borrowed Funds Used
   During Construction                       (348)       (613)
    Net Interest Charges                   15,906      12,582

Net Income                                 15,111      20,635
Less Preferred Dividend Requirements        3,787       4,309
Balance Available for Common Shareholder $ 11,324    $ 16,326


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Thousands of Dollars
                                         Year-to-Date June 30,
                                           1995        1994
                                             (unaudited)

Operating Revenues-Electric              $424,912    $437,995
Operating Expenses:
  Energy                                   84,392      90,867
  Purchased Capacity                       92,984      67,669
  Operations                               73,676      75,514
  Maintenance                              14,747      18,090
  Depreciation and Amortization            38,919      36,766
  State Excise Taxes                       47,360      51,091
  Federal Income Taxes                     12,339      21,994
  Other Taxes                               5,175       6,124
    Total Operating Expenses              369,592     368,115
Operating Income                           55,320      69,880
Other Income:
  Allowance for Equity Funds Used During
   Construction                               659       1,722
  Miscellaneous Income-Net                  5,240       3,925
    Total Other Income                      5,899       5,647
Interest Charges:
  Interest on Long Term Debt               29,146      28,619
  Other Interest Expense                    1,908         380
   Total Interest Charges                  31,054      28,999
  Allowance for Borrowed Funds Used
   During Construction                       (725)     (1,238)
    Net Interest Charges                   30,329      27,761

Net Income                                 30,890      47,766

Retained Earnings at Beginning of Period  249,767     256,961
                                          280,657     304,727
Dividends Declared:
  Cumulative Preferred Stock               (7,575)     (8,619)
  Common Stock                            (40,786)    (41,652)
   Total Dividends Declared               (48,361)    (50,271)
Retained Earnings at End of Period       $232,296    $254,456

Earnings for Common Stock:
  Net Income                             $ 30,890    $ 47,766
  Less Preferred Dividend Requirements      7,575       8,619
Balance Available for Common Shareholder $ 23,315    $ 39,147


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars

                                             Year-to-Date June 30,
                                             1995        1994
                                                (unaudited)
Cash Flows Of Operating Activities:
 Net Income                               $ 30,890    $ 47,766
 Deferred Purchased Power Costs              7,852       7,290
 Deferred Energy Costs                      (5,901)    (22,802)
 Depreciation and Amortization              38,919      36,766
 Deferred Federal Income Taxes-Net           2,612      23,179
 Prepaid State Excise Taxes                (51,358)    (86,419)
 Employee Separation Costs                 (11,176)        -
 Net Increase in Other Working Capital      (3,736)    (30,960)
 Other-Net                                   4,816        (236)
 Net Cash Provided (Used) in Operating
  Activities                                12,918     (25,416)

Cash Flows Of Investing Activities:
 Cash Construction Expenditures            (43,575)    (53,052)
 Leased Property                            (3,986)     (2,473)
 Nuclear Decommissioning Trust Fund
  Deposits                                  (3,212)     (3,212)
 Plant Removal Costs                        (2,360)     (1,504)
 Other-Net                                   4,511      (1,277)
 Net Cash Used in Investing Activities     (48,622)    (61,518)

Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt               24,867      22,693
 Retirement and Maturity of Long Term Debt     -       (24,994)
 Increase in Short Term Debt                55,400      64,100
 Proceeds from Capital Lease Obligations     3,986       2,473
 Capital Contributions                         313      26,430
 Dividends Declared on Preferred Stock      (7,575)     (8,619)
 Dividends Declared on Common Stock        (40,786)    (41,652)
 Other-Net                                    (447)       (109)
 Net Cash Provided by Financing
  Activities                                35,758      40,322
Net Increase (Decrease)in Cash and
 Temporary Investments                          54     (46,612)
Cash and Temporary Investments,
 beginning of period                         3,459      60,243
Cash and Temporary Investments,
 end of period                            $  3,513    $ 13,631


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS











CONSOLIDATED BALANCE SHEET
Thousands of Dollars



                                         June 30,    December 31,
                                           1995          1994
                                       (unaudited)
ASSETS

Electric Utility Plant:
  In Service                           $2,385,780    $2,348,873
  Less Accumulated Depreciation           760,264       725,999
    Net                                 1,625,516     1,622,874
  Construction Work in Progress           112,469       110,078
  Land Held for Future Use                  6,941         6,941
  Leased Property-Net                      38,353        42,030
    Electric Utility Plant-Net          1,783,279     1,781,923
Investments and Nonutility Property
  Nuclear Decommissioning Trust Fund       56,659        52,004
  Other Property, Investments and Funds     1,982         3,139
    Total Investments and Nonutility
     Property                              58,641        55,143
Current Assets:
  Cash and Temporary Investments            3,513         3,459
  Accounts Receivable:
   Utility Service                         53,596        54,554
   Miscellaneous                           13,890        15,804
   Allowance for Doubtful Accounts         (3,300)       (3,300)
  Unbilled Revenues                        35,436        32,070
  Fuel (at average cost)                   23,874        28,030
  Materials and Supplies (at average cost) 26,488        27,823
  Working Funds                            14,665        14,475
  Deferred Energy Costs                    16,900        10,999
  Deferred Income Taxes                     9,255        12,141
  Prepaid State Excise Taxes               61,425         5,287
  Prepayments                               4,620         6,473
    Total Current Assets                  260,362       207,815
Deferred Debits:
  Unrecovered Purchased Power Costs       107,686       115,538
  Recoverable Future Federal Income Taxes  85,854        85,854
  Unrecovered State Excise Taxes           69,054        73,834
  Unamortized Debt Costs                   36,448        38,083
  Other Regulatory Assets                  52,720        47,055
  Other                                    14,193        16,071
    Total Deferred Debits                 365,955       376,435

Total Assets                           $2,468,237    $2,421,316

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                        June 30,     December 31,
                                          1995          1994
                                      (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholder's Equity:
   Common Stock                       $   54,963    $   54,963
   Premium on Capital Stock              231,081       231,081
   Contributed Capital                   263,062       262,749
   Capital Stock Expense                  (2,300)       (2,300)
   Retained Earnings                     232,296       249,767
    Total Common Shareholder's Equity    779,102       796,260
  Cumulative Preferred Stock:
   Not Subject to Mandatory Redemption    40,000        40,000
   Subject to Mandatory Redemption       149,250       149,250
  Long Term Debt                         776,100       763,288
    Total Capitalization
     (excluding current portion)       1,744,452     1,748,798
Current Liabilities:
  Cumulative Preferred Stock Redemption
   Requirement                            12,250        12,250
  Long Term Debt-Current Portion          12,247           -
  Short Term Debt                         64,000         8,600
  Accounts Payable                        53,239        65,632
  Federal Income Taxes Payable-Affiliate  15,582         9,537
  Other Taxes Accrued                      3,734         3,490
  Interest Accrued                        19,617        19,048
  Dividends Declared                      24,037        24,681
  Accrued Employee Separation Costs       15,424        26,600
  Other                                   14,614        19,134
    Total Current Liabilities            234,744       188,972
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                  351,691       350,697
  Deferred Investment Tax Credits         50,379        51,646
  Capital Lease Obligations               37,726        41,102
  Other                                   49,245        40,101
    Total Deferred Credits and
     Other Liabilities                   489,041       483,546


Total Liabilities and Capitalization  $2,468,237    $2,421,316





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

2. The components of Federal Income Tax expense are as follows
   (in thousands of dollars):

                                        Quarter Ended June 30,
                                             1995     1994
                                              (unaudited)

Current                                    $ 4,225  $ 2,353
Deferred                                     1,780    7,579
Total Federal Income Tax Expense             6,005    9,932
Less Amounts Included in Other Income         (137)     578
Federal Income Taxes Included
 in Operating Expenses                     $ 6,142  $ 9,354

        A reconciliation of the expected Federal income taxes compared to the reported Federal Income Tax expense computed by applying the statutory rate follows:

Tax Computed at the Statutory Rate
 of 35%                                    $ 7,390  $10,699
Utility Plant Basis Differences                431    1,181
Investment Tax Credits                        (633)    (633)
Other-Net                                   (1,183)  (1,315)
Total Federal Income Tax Expense           $ 6,005  $ 9,932

Effective Federal Income Tax Rate               28%      32%

                                        Year-to-Date June 30,
                                             1995     1994
                                              (unaudited)

Current                                    $10,297  $  (187)
Deferred                                     2,612   23,179
Total Federal Income Tax Expense            12,909   22,992
Less Amounts Included in Other Income          570      998
Federal Income Taxes Included
 in Operating Expenses                     $12,339  $21,994

Tax Computed at the Statutory Rate
 of 35%                                    $15,330  $24,765
Utility Plant Basis Differences                793    1,508
Investment Tax Credits                      (1,267)  (1,267)
Other-Net                                   (1,947)  (2,014)
Total Federal Income Tax Expense           $12,909  $22,992

Effective Federal Income Tax Rate               29%      32%

The Internal Revenue Service has proposed certain adjustments in taxes for 1984 through 1986 which would increase the Federal income tax liability by approximately $5 million. The Company is protesting certain of the proposed adjustments, and in the opinion of management, the ultimate outcome will not have a material effect on the Company's consolidated financial statements.



3. On April 17, 1995, the Company filed a petition with the New Jersey Board of Public Utilities (BPU) requesting a $37.0 million increase in annual levelized energy clause (LEC) revenues. The petition also requested that the proposed rates be implemented on a provisional basis, for service rendered on and after June 1, 1995. This request for provisional rates was to avoid any further increase in the proposed rates that would result from compression as the implementation of the proposed rates are delayed beyond the June 1, 1995 date. Compression is the result of the fact that a shorter recovery period will require the increase in costs be collected over a reduced level of sales. The requested LEC increase is due primarily to increased costs associated with the purchase of 569 megawatts of energy and capacity from Independent Power Producers (IPP's). The Company has BPU approved contracts with four IPP's. This LEC request represents the first filing that includes a full year of contract costs for all four IPP's. Though the Company's petition supports a $67.6 million increase in LEC revenues, the Company has voluntarily reduced its request by $30.6 million in order to keep its rates competitive. This reduction was accomplished by offering to forego the recovery of $10 million in LEC revenues under the Southern New Jersey Economic Initiative tariff rider and to defer recovery of $20.6 million of LEC costs. The Company will seek full recovery of the $20.6 million deferred LEC costs, without carrying costs, in its next LEC filing. On July 7, 1995 the BPU approved the provisional $37 million increase in the annual LEC Revenues effective for service rendered to customers on and after July 7, 1995. A final BPU decision is expected in the fourth quarter of 1995.

        On November 1, 1994, the Company filed a Motion with the BPU for reconsideration of its order in the matter of the Generic Proceeding on the Double Recovery of Capacity Costs. By its order the BPU found that the Ratepayer Advocate had reserved its right to argue for an adjustment to the LEC rates approved in the 1992, 1993 and 1994 LEC proceedings. The Company's Motion argues that the Stipulation settling the 1992 LEC and the BPU's order approving that Stipulation did not include language granting such rights to the Ratepayer Advocate. On March 22, 1995, the Company's Motion was denied by the BPU on the grounds that this issue was previously addressed in its initial order. At this time the Company has not determined if it will appeal the BPU's decision in this matter. As to the Generic Proceeding, evidentiary hearings are scheduled throughout 1995 and a final decision is expected in 1996. On June 23, 1995, the Company received the testimony of the Ratepayer Advocate's witnesses. However, that testimony did not quantify the Ratepayer Advocate's position as related to the Company.
        The Ratepayer Advocate has stated that the quantification will be presented in supplemental testimony. The Company cannot predict the outcome of the decision at this time.



4. In May 1995, the Company issued and sold $25 million of First Mortgage Bonds, Designated Secured Medium Term Notes, Series C in the following increments: $10 million of 7.00% Series due 2001; $5 million of 7.04% Series due 2002; $9 million of 7.15% Series due 2004 and $1 million of 7.15% Series due 2007. Net proceeds in the amount of $24.9 million from these issuances were used for the Company's ongoing construction program, repayment of short term debt and other general corporate purposes. At June 30, 1995, the Company had outstanding $64.0 million of short term debt which consisted of notes payable to banks, with maturities of one to four months. The Company's Cumulative Preferred Stock and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at June 30, 1995 are approximately $196 million and $788 million, respectively.

5. On May 16, 1995 and June 7, 1995 the Company, a 7.41% owner in the Salem Nuclear Generating Station (Salem), was advised by Public Service Electric & Gas Company (PS), operator of Salem, that Salem Unit 1 and Unit 2, respectively, were taken out of service on these respective dates. PS subsequently informed the Nuclear Regulatory Commission that the units would remain shutdown until there could be a thorough review and resolution of certain equipment and management issues that have affected Salem's operation. PS estimates that Unit 1 and Unit 2 are expected to return to service during the first and second quarter of 1996, respectively, although no assurances have been given by PS. Replacement power costs to be incurred by the Company while the units are out of service are expected to approximate $1 million per month. PS has determined that restart activities will cost $40 million.

        The Company is subject to a nuclear performance standard for all of its jointly-owned nuclear units. The Company anticipates that the 1995 aggregate capacity factor of the five nuclear units in which the Company owns a minority interest will be below the 65% minimum annual standard established by the BPU due primarily to the shutdown of the
        above mentioned units.   As a result, the Company currently
        estimates a performance penalty of approximately $1.8 million.

             The Company is evaluating the legal, regulatory and administrative implications of these events. At this time, it is impossible to predict what action may be taken, if any, by participation in any regulatory, administrative or civil proceedings which, if commenced, may affect the outcome of these matters and the responsibility of all for such costs and penalties.






Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

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

LIQUIDITY AND CAPITAL RESOURCES

In May 1995, the Company issued and sold $25 million of First Mortgage Bonds Designated Secured Medium Term Notes, Series C in the following increments: $10 million of 7.00% Series due 2001; $5 million of 7.04% Series due 2002; $9 million of 7.15% Series due 2004 and $1 million of 7.15% Series due 2007. Net proceeds in the amount of $24.9 million from these issuances were used for the Company's ongoing construction program, repayment of short term debt and other general corporate purposes. At June 30, 1995, the Company had outstanding $64.0 million of short term debt which consisted of notes payable to banks.

During the second quarter of 1995, the Company received payment from its parent company for the temporary funding it had provided to the parent.

RESULTS OF OPERATIONS

Net income decreased for the quarter and year-to-date periods ended June 30, 1995 by 26.8% and 35.3% from the corresponding periods of 1994. The decrease in net income for the current quarter ended period is primarily due to increased purchased capacity costs and interest expense, offset in part by lower operations expenses and Federal income taxes. The decrease in net income for the year-to-date period is primarily due to the decline in Sales for Resale when compared to the same period of 1994. The Company's Southern New Jersey Economic Initiative (SNJEI) has also contributed to the reduction in the current year earnings because the recovery of otherwise eligible energy costs were foregone.

Significant factors contributing to these changes are explained below. Unless otherwise specified, changes are in terms of the current year period compared to the corresponding prior year period.

Revenues

Changes in Operating Revenues-Electric are disclosed in the
following table:
                              Periods Ended June 30, 1995
                                (Thousands of Dollars)
                              Quarter         Year-to-Date
Base Revenues                $  (910)          $ (2,169)
Levelized Energy Clause       11,658             25,179
Kilowatt-hour Sales           (1,672)           (21,037)
Unbilled Revenues             (1,318)             4,336
Sales for Resale              (7,172)           (19,228)
Other Revenues                  (201)              (164)
 Total                       $   385           $(13,083)

Levelized Energy Clause (LEC) Revenues for the period increased due to a rate increase in July 1994 of $55 million on an annual basis. Changes in Kilowatt-hour Sales are explained in the following section 'Billed Sales to Ultimate Customers'. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which amounts are affected by weather and economic conditions and the corresponding price per kilowatt-hour in effect. The changes in Sales for Resale to wholesale customers are a function of the Company's energy mix strategy, which in turn is dependent upon its needs for energy, the energy needs of other utilities participating in the regional power pool of which the Company is a member, and the sources and prices of energy available. The decline in Sales for Resale for the quarter and year-to-date periods primarily reflect a decrease in supplemental excess energy sources available to the Company due to the expiration of a 200 megawatt capacity arrangement in May 1994. The year-to-date decline also recognizes a decrease in the demands of the regional power pool in the current period due to the mild weather conditions during the current year when compared to the extreme weather conditions of 1994.


Billed Sales to Ultimate Customers

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding period of the prior year, are shown below.

                         Periods Ended June 30, 1995
                         Quarter               Year-to-Date
                              Average                  Average
Customer Class     Sales    Use    Cust     Sales    Use    Cust
Residential        (2.4)%  (3.7)%  1.4%     (8.6)%  (9.8)%  1.3%
Commercial          1.7      -     1.6       (.9)   (2.6)   1.8
Industrial         (4.6)   (6.0)   1.5      (8.0)   (9.4)   1.5
Total              (1.0)   (2.4)   1.4      (5.4)   (6.7)   1.3


The decrease in Residential sales and average use for the quarter is due to the unfavorable weather conditions experienced in the current year as compared to the previous year. The year-to-date decrease is due to the significantly below normal temperatures experienced during the 1994 heating season as compared to the above normal temperatures for the current period. Sales to the Commercial sector increased in the current quarter due to economic growth. The year-to-date growth in this sector is mitigated by the significant decrease in sales due to weather conditions during the first quarter of 1995.
Approximately one-half of the increase in the number of Commercial customers is due to the continuing popularity of ACE's night lighting programs. Industrial sales were lower primarily as a result of a former customer taking energy service from an independent power producer commencing in June 1994.

Expenses

Total Operating Expenses for quarter and year-to-date periods ended June 30, 1995 increased by 1.7% and 0.4%, respectively.
Excluding depreciation and taxes, Total Operating Expenses increased by 5.7% and 5.4%, respectively.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the varying availability of low-cost generation from Company-owned and purchased energy sources and in the unit prices of the energy sources used, as well as changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Generally earnings are not affected by Energy costs because these costs are adjusted to match the associated LEC revenues. However, since July 1994 the Company has voluntarily foregone recovery of certain amounts of otherwise recoverable fuel costs, thereby reducing earnings. Such forgone recoveries are discretionary by the Company, and are influenced by competitive and economic factors. Otherwise, in any period the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the Consolidated Balance Sheet as a liability or asset as appropriate. Amounts on the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. The Company was underrecovered by $16.9 million at June 30, 1995 as compared to $11 million at December 31, 1994.

Energy expense for the quarter and year-to-date periods increased by 4.9% and decreased by 7.1%, respectively. Excluding deferred energy costs, Energy expense for the quarter and year-to-date periods decreased by 17.5% and 20.0%, respectively. These decreases are due to lower generation as a result of reduced energy sales and a more favorable mix of energy supply sources that reduced per energy costs. This decrease was offset in part by the effects of the Company's SNJEI which forgoes recovery of otherwise eligible energy costs. The SNJEI reduced after tax income for the quarter and year-to-date periods by $3.9 million and $8.9 million, respectively.

Purchased Capacity expense for the quarter and year-to-date periods increased 27.2% and 37.4%, respectively. This increase reflects the impact of capacity supplied by a nonutility cogeneration facility as a replacement for utility contracted capacity that expired in May 1994 and additional capacity supplied by another cogeneration facility that became operational in late 1994.

Sources of Energy by Fuel Source for the current period ended
June 30, 1995 are as follows:

                                     Quarter        Year-to-Date
Coal                                    35%             36%
Nuclear                                 26              25
Interchanged and Purchased              19              17
Nonutility Purchased                    19              21
Oil and Natural Gas                      1               1
                                       100%            100%





Operations expense for the quarter and year-to-date periods decreased by 9.7% and 2.4%, respectively, and Maintenance expense for the quarter and year-to-date periods decreased 11.8% and 18.5%, respectively, due to cost reduction initiatives employed by the Company in 1995.

Depreciation expense for the quarter and year-to-date periods increased 5.5% and 5.9%, respectively, due to the increased electric plant in service of the Company.

State Excise Tax expense for the quarter and year-to-date periods decreased 8.5% and 7.3%, respectively, reflecting decreased energy sales.

Federal Income Tax expense for the quarter and year-to-date periods decreased 34.3% and 43.9%, respectively, due to reduced taxable income.

Total Interest charges for the quarter and year-to-date periods increased by 23.2% and 7.1%, respectively, reflecting the increase in short and long term debt outstanding during the periods.

In December 1994, the Company recorded the expected costs for a voluntary employee separation program. A total of 319 of the Company's employees volunteered for the separation package. A majority of the employee separations occurred as of March 1, 1995, with the remaining separations to take place by December 31, 1995. The balance of the accrued separation costs on the Consolidated Balance Sheet at June 30, 1995 is $15.4 million compared to $26.6 million at December 31, 1994. The Company expects settlement of this obligation to be substantially completed by the end of 1996.

On May 16, 1995 and June 7, 1995 the Company, a 7.41% owner in the Salem Nuclear Generating Station (Salem), was advised by Public Service Electric & Gas Company (PS), operator of the Salem station, that Salem Unit 1 and Unit 2, respectively, were taken out of service. PS subsequently informed the Nuclear Regulatory Commission that the units would remain shutdown until there could be a thorough review and resolution of certain equipment and management issues that have affected Salem's operation. PS estimates that Unit 1 and Unit 2 are expected to return to service during the first and second quarter of 1996, respectively, although no assurances have been given by PS. Replacement power costs to be incurred by the Company while the units are out of service are expected to approximate $1 million per month. PS has determined that restart activities will cost approximately $40 million.

The Company is subject to a nuclear performance standard for all of its jointly-owned nuclear units. The Company anticipates that the 1995 aggregate capacity factor of the five nuclear units in which the Company owns a minority interest will be below the 65% minimum annual standard established by the BPU primarily due to the shutdown of the above mentioned units. As a result, the Company currently estimates a performance penalty of approximately $1.8 million.

The Company is evaluating the legal, regulatory and administrative implications of these events. At this time, it is impossible to predict what action may be taken, if any, by participation in any regulatory, administrative or civil proceedings which, if commenced, may affect the outcome of these matters and the responsibility of all for such costs and penalties.

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

In May 1995, ACE issued and sold $25 million principal amount of First Mortgage Bonds, Designated Secured Medium Term Notes, Series C in the following increments: $10 million of 7.00% Series due 2001; $5 million of 7.04% Series due 2002; $9 million of 7.15% Series due 2004 and $1 million of 7.15% Series due 2007. Net proceeds in the amount of $24.9 million from these issuances were used for ACE's ongoing construction program, repayment of short term debt and other general corporate purposes.

As of June 30, 1995, ACE had outstanding $64.0 million in short term debt, which consisted of notes payable to banks.
In June 1995, AEI established a non-secured short term debt facility with maximum borrowing of up to $20 million. At June 30, 1995 AEI had $20 million outstanding from this facility. Proceeds from this borrowing were used to repay funds temporarily provided by subsidiary companies and for acquisition of the Company's common stock. As of June 30, 1995 notes payable by AEI to subsidiaries amounted to $5.5 million. During the same period ATE increased the debt outstanding from its revolving credit and term loan facility by $4.6 million to $19.5 million. Proceeds were used to support the activities of affiliated companies.

The Company reacquired and retired 541,400 shares of its common stock during the second quarter of 1995 at a total cost of $10.0 million. Year-to-date ended June 30, 1995, the Company reacquired and retired 1,560,000 shares of its common stock at a total cost of $28.4 million. Funding for the stock acquisition has been provided in part by temporary funding from subsidiary companies and the short term borrowing facility referred to above.

In July 1995, the Company's Board of Directors authorized up to $88 million in construction expenditures for Atlantic Thermal Systems (ATS), and other subsidiaries of Atlantic Energy Enterprises, Inc. (AEE), to build a district heating and cooling system designed to serve customers in Atlantic City's business and casino district. The project is expected to be completed and placed in-service by mid-1997.

Current year Dividends Declared on Common Stock as presented on the Consolidated Statement of Cash Flows includes the effects of market purchases of common stock with reinvested dividends as instituted since July 1994. Prior to this, dividends reinvested were applied towards the issuance of original shares.


RESULTS OF OPERATIONS

Net income decreased for the quarter and year-to-date periods ended June 30, 1995 by 37.1% and 44.4%, respectively, when compared to the corresponding prior year periods. Earnings per share for the quarter and year-to-date periods ended June 30, 1995 reflect a decrease of 35.5% and 43.2%, respectively, when compared to the previous year.

The decrease in net income for the current quarter ended period is primarily due to increased purchased capacity costs and interest expense, offset in part by lower operations expense and Federal income taxes. The decrease in net income for the year-to-date period is primarily due to the decline in Sales for Resale when compared to the same period of 1994. ACE's Southern New Jersey Economic Initiative (SNJEI) has also contributed to the reduction in the current year earnings because recovery of otherwise eligible energy costs were foregone.

Significant factors contributing to these changes are explained below. Unless otherwise specified, changes are in terms of the current year period compared to the corresponding prior year period.

Utility Revenues

Changes in Operating Revenues-Electric are disclosed in the
following table:
                               Periods Ended June 30, 1995
                                  (Thousands of Dollars)
                                Quarter       Year-to-Date

Base Revenues                   $  (885)       $ (2,172)
Levelized Energy Clause          11,658          25,179
Kilowatt-hour Sales              (1,672)        (21,037)
Unbilled Revenues                (1,318)          4,336
Sales for Resale                 (7,172)        (19,228)
Other Revenues                     (201)           (164)
   Total                        $   410        $(13,086)

Levelized Energy Clause (LEC) Revenues for the period increased due to a rate increase in July 1994 of $55 million on an annual basis. Changes in Kilowatt-hour Sales are explained in the following section 'Billed Sales to Ultimate Utility Customers'. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which amounts are affected by weather and economic conditions and the corresponding price per kilowatt-hour. The changes in Sales for Resale to wholesale customers are a function of ACE's energy mix strategy, which in turn is dependent upon ACE's needs for energy, the energy needs of other utilities participating in the regional power pool of which ACE is a member, and the sources and prices of energy available. The decline in Sales for Resale for the quarter and year-to-date periods primarily reflects a decrease in supplemental energy sources available to ACE due to the expiration of a 200 megawatt capacity arrangement in May 1994. The year-to-date decline also recognizes a decrease in the demands of the regional power pool in the current period due to the mild weather conditions during the current year when compared to the extreme weather conditions of 1994.


Billed Sales to Ultimate Utility Customers

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding periods of the prior year, are shown below.

                          Periods Ended June 30, 1995
                          Quarter             Year-to-Date
                              Average                 Average
Customer Class      Sales   Use    Cust     Sales   Use    Cust
Residential         (2.4)% (3.7)%  1.4%     (8.6)% (9.8)%  1.3%
Commercial           1.7     -     1.6       (.9)  (2.6)   1.8
Industrial          (4.6)  (6.0)   1.5      (8.0)  (9.4)   1.5
 Total              (1.0)  (2.4)   1.4      (5.4)  (6.7)   1.3

The decrease in Residential sales and average use for the quarter is due to the unfavorable weather conditions experienced in the current year as compared to the previous year. The year-to-date decrease is due to the significantly below normal temperatures experienced during the 1994 heating season as compared to the above normal temperatures for the current period. Sales to the Commercial sector increased in the current quarter due to economic growth. The year-to-date growth in this sector is mitigated by the significant decrease in sales due to weather conditions during the first quarter of 1995. Approximately one-half of the increase in the number of Commercial customers is due to the continuing popularity of ACE's night lighting programs. Industrial sales were lower primarily as a result of a former customer taking energy service from an independent power producer commencing in June 1994.

Expenses

Total Operating Expenses for quarter and year-to-date periods ended June 30, 1995 increased by 1.7% and 0.5%, respectively.
Excluding depreciation and taxes, Total Operating Expenses increased by 5.8% and 5.5%, respectively.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the varying availability of low-cost generation from ACE-owned and purchased energy sources and in the unit prices of the energy sources used, as well as changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Generally, earnings are not affected by Energy costs because these costs are adjusted to match the associated LEC revenues. However, since July 1994 ACE has voluntarily foregone recovery of certain amounts of otherwise recoverable fuel costs, thereby reducing earnings. Such forgone recoveries are discretionary by ACE, and are influenced by competitive and economic factors. Otherwise, in any period the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the Consolidated Balance Sheet as a liability or asset as appropriate. Amounts on the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. ACE was underrecovered by $16.9 million at June 30, 1995 as compared to $11 million at December 31, 1994.

Energy expense for the quarter and year-to-date periods increased by 4.9% and decreased 7.1%, respectively. Excluding deferred energy costs, Energy expense for the quarter and year-to-date periods decreased by 17.5% and 20.0%, respectively. These decreases are due to lower generation as a result of reduced energy sales and a more favorable mix in energy supply sources that reduced unit energy costs. This decrease was offset in part by the effects of ACE's SNJEI which forgoes recovery of otherwise eligible energy costs. The SNJEI reduced after tax income for the quarter and year-to-date periods by $3.9 million and $8.9 million, respectively.

Purchased Capacity expense for the quarter and year-to-date periods increased 27.2% and 37.4%, respectively. This increase reflects the combination of capacity supplied by a nonutility cogeneration facility as a replacement for utility contracted capacity that expired in May 1994, and additional capacity supplied by another cogeneration facility that became operational in late 1994.

Sources of Energy by Fuel Source for the periods ended June 30, 1995 are as follows:

                                         Quarter     Year-To-Date


Coal                                        35%          36%
Nuclear                                     26           25
Interchanged and Purchased                  19           17
Nonutility Purchased                        19           21
Oil and Natural Gas                          1            1
     Total                                 100%         100%



Operations expense for the quarter and year-to-date periods decreased 9.4% and 2.2%, respectively, and Maintenance expense for the quarter and year-to-date periods decreased 11.6% and 18.4%, respectively, due to cost reduction initiatives employed by ACE in 1995.

Depreciation expense for the quarter and year-to-date periods increased 5.5% and 5.9%, respectively, due to the increased electric plant in service of ACE.

State Excise Tax expense for the quarter and year-to-date periods decreased 8.5% and 7.3%, respectively, reflecting decreased energy sales.

Federal Income Tax expense for the quarter and year-to-date periods decreased 34.3% and 43.9%, respectively, due to reduced taxable income.

Total Interest charges for the quarter and year-to-date periods increased by 23.2% and 7.1%, respectively, reflecting the increase in short and long term debt outstanding during the periods.

Preferred Stock Dividend Requirements decreased 12.1% for both the quarter and year-to-date periods as a result of mandatory and optional redemptions in November of 1994.

In December 1994, ACE recorded the expected costs for a voluntary employee separation program. A total of 319 ACE employees volunteered for the separation package. A majority of the employee separations occurred as of March 1, 1995, with the remaining separations to take place by December 1995. The balance of the accrued separation costs on the Consolidated Balance Sheet at June 30, 1995 is $15.4 million compared to $26.6 million at December 31, 1994. ACE expects settlement of this obligation to be substantially completed by the end of 1996.





On May 16, 1995 and June 7, 1995 ACE, a 7.41% owner in the Salem Nuclear Generating Station (Salem), was advised by Public Service Electric & Gas Company (PS), operator of the Salem station, that Salem Unit 1 and Unit 2, respectively, were taken out of service. PS subsequently informed the Nuclear Regulatory Commission that the units would remain shutdown until there could be a thorough review and resolution of certain equipment and management issues that have affected Salem's operation. PS estimates that Unit 1 and Unit 2 are expected to return to service during the first and second quarter of 1996, respectively, although no assurances have been given by ACE. Replacement power costs to be incurred by ACE while the units are out of service are expected to approximate $1 million per month. PS has determined that restart activities will cost approximately $40 million.

ACE is subject to a nuclear performance standard for all of its jointly-owned nuclear units. ACE anticipates that the 1995 aggregate capacity factor of the five nuclear units in which ACE owns a minority interest will be below the 65% minimum annual standard established by the BPU primarily due to the shutdown of the above mentioned units. As a result, ACE currently estimates a performance penalty of approximately $1.8 million.

ACE is evaluating the legal, regulatory and administrative implications of these events. At this time, it is impossible to predict what action may be taken, if any, by participation in any regulatory, administrative or civil proceedings which, if commenced, may affect the outcome of these matters and the responsibility of all for such costs and penalties.

NONUTILITY ACTIVITIES

Nonutility operations, which include AEI parent, for the quarter and year-to-date June 30, 1995 resulted in a net loss of $756 thousand and $1.3 million, respectively, compared to the same periods of the prior year which resulted in net income of $473 thousand and $514 thousand, respectively. Of these amounts, operations of AEE and subsidiaries for the quarter and year-to-date ended June 30, 1995 resulted in a net loss of $298 thousand and $494 thousand, respectively, when compared to the same periods of the prior year which resulted in net income of $602 thousand and $700 thousand, respectively. The 1995 loss is largely due to administrative and general costs incurred in the development of various new businesses, offset in part by increased earnings from a partnership interest in cogeneration facilities that experienced increased revenues.

In July 1995, Atlantic Jersey Thermal System Inc., a special purpose wholly-owned subsidiary of ATS, organized a limited partnership, Thermal Energy Limited Partnership I, to develop, construct, own and operate a district heating and cooling system to serve customers in Atlantic City's business and casino district. In July 1995, ATS commenced operation and maintenance of an existing heating and cooling facility at a casino in Atlantic City.

Part II. Other Information
Item 1.  Legal Proceedings

  Certain developments have occurred in connection with matters previously reported under Part I, Item 1-Business in the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for Atlantic Energy, Inc. (AEI) and Atlantic City Electric Company (ACE); Part II, Other Information in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994; and Part II,
Item 5 in the Current Reports on Form 8-K dated June 15, 1995 and July 21, 1995. In addition, certain new information is contained herein.

Rate Matters

  ACE's rates for electric service at retail are subject to the approval of the New Jersey Board of Public Utilities (BPU). Reference is made to Note 3 of the Notes to Financial Statements for AEI and ACE filed herewith for information pertaining to the petition filed with the BPU for changes in the Levelized Energy Clause (LEC) revenues, and the issue of the double recovery of capacity costs.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company's Annual Meeting of Shareholders of Atlantic Energy, Inc. was held on April 27, 1995. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of the nominees were elected. Details of other matters voted upon at the meeting are as follows:

Proposal #2 - To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 1995.
Votes For           41,322,945
Votes Against          225,018
Votes Abstain          313,216

Item 5.  Other Information

  On July 15, 1995, ACE reached a new record for utility system peak demand of 2,042 megawatts surpassing the previous record of 1,962 megawatts set on July 10, 1993.

  As previously reported in the Company's report on Form 10-Q for the quarter ended March 31, 1995, legislation was introduced in the New Jersey Legislature that would permit natural gas and electric utility companies to offer customers competitive rate discounts and other non-traditional forms of rate making. In June 1995, the New Jersey legislature enacted a regulatory reform bill that authorizes the BPU to approve alternative forms of economic regulation and to allow utilities to provide discounted rates in order to retain large customers. The law provides for the recovery of up to 50 percent of the value of the discount in a subsequent base rate case if it can be adequately demonstrated that the discount benefits all ratepayers. The new law is designed to enhance utility competitiveness, encourage customer retention and stimulate regional economic activity. Specific off-tariff pricing arrangements with ACE's customers will be limited by the resources available in the Company's business plan.

Nuclear

Salem

  ACE is a 7.41% owner of Salem Nuclear Generating Station (Salem) operated by Public Service Electric and Gas Company (PS). As previously reported in the Company's report on Form 10-Q for the quarter ended March 31, 1995, ACE was advised by PS that Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively, and that PS subsequently informed the NRC that PS had determined to keep the Salem units shut down pending review and resolution of certain equipment and management issues, and agreement by NRC that each unit is sufficiently prepared to restart. ACE was advised that on June 9, 1995, the NRC issued a Confirmatory Action Letter documenting these commitments by PS.

     ACE was further advised that also on June 9, 1995, the NRC reported the results of an NRC special inspection team (SIT) formed to assess how effectively Salem is currently performing from a safety perspective in the areas of problem identification, prioritizing and conducting work on plant equipment, and management oversight of plant performance. While the SIT identified some areas of strength at Salem as well as areas where improvements are being made, including equipment problem identification systems and some aspects of work control and root cause analysis, the SIT also identified a number of findings that reveal that the day-to-day focus on priority issues and trends were not managed well from a safety perspective. In the report, the NRC noted its concern that the SIT found that historically poor performance in the areas of configuration control, operator work-arounds and equipment operability determinations, have not substantially improved and constitute a burden on the plant operators to safely operate the Salem units, especially during plant events.

  As previously reported, ACE was advised that PS is engaged in a thorough assessment of equipment issues that have affected Salem's operation and the related management systems and will keep the units off line until it is satisfied that they are ready to return to service and operate reliably over the long term.
ACE has been advised that while PS has not yet finalized its analysis and assessment activities, it currently estimates that Unit 1 will be ready to return to service in the first quarter of 1996 and Unit 2 during the second quarter of 1996, although no assurances have been given by PS. ACE has been advised that during the outages, Unit 1 will undergo a previously scheduled refueling and Unit 2 will undergo a partial refueling which will allow PS to eliminate a full refueling outage for Unit 2 scheduled for 1996. ACE has been advised that PS's restart plan is focused on improving equipment reliability and plant operations.


  ACE been advised that PS has developed and is implementing a number of detailed action plans designed to improve performance in a number of key areas. Before restarting the units, ACE has been advised that PS will complete a thorough review of station systems and gain concurrence from the NRC that management action has positioned the plan for reliable and safe operation.

  ACE has been advised that PS has recently undertaken a number of senior nuclear management changes, including the hiring from outside of PS of a Senior Vice President-Nuclear Operations, a Senior Vice President-Nuclear Engineering, a General Manager-Salem Operations, and a Director - Quality Assurance and Nuclear Safety Review. PS has advised ACE that PS is committed to achieving high standards of safety and operational performance for its nuclear program. PS advised ACE that PS's objective is to restart and run the Salem plants in accord with these standards so as to assure long term reliability and reduce overall production costs in order to provide customers serviced by Salem with reliable and economic energy.

  As a nonoperating minority owner, ACE believes that the safe and expeditious restart of the Salem units is of utmost importance to the customers of ACE and the shareholders of the Company, and ACE continues to actively encourage PS to take whatever steps are necessary and reasonable for PS to effectively and properly respond to concerns expressed by the NRC and to restart the units in a timely manner. The Company has conveyed these concerns directly to the management of PS.

  ACE has been advised by PS that estimates of PS's share of additional operating and maintenance expenses associated with restart activities will amount to approximately $17 million. If expended in the amounts predicted by PS, ACE's share of restart expenses will amount to approximately $2.9 million. Replacement power costs to be incurred by ACE while the units are out of service are expected to be approximately $1 million per month. In addition, ACE currently anticipates that the 1995 aggregate capacity factor of the five nuclear units in which ACE owns a minority interest, will be below the 65% minimum annual standard established by the BPU and, as a result, would result in imposition of a performance penalty for 1995. ACE currently estimates such aggregate capacity factor for 1995 will amount to approximately 55.0%, assuming operation of the other three nuclear units, as scheduled, which would result in a penalty to ACE of approximately $1.8 million.

  ACE is evaluating the legal, regulatory and administrative implications of these events. At this time, it is impossible to predict what action may be taken, if any, by participation in any regulatory, administrative or civil proceedings which, if commenced, may affect the outcome of these matters and the responsibility of all for such costs and penalties.

  ACE has been advised that on August 10, 1995, PS met with the NRC concerning the Salem restart plan (Plan). ACE was advised that PS presented an overview of the Plan and discussed independent oversight and engineering performance issues to gain alignment with the NRC's expectations for improvement at Salem.

  ACE was also advised that a Salem NRC enforcement conference, originally scheduled for June 1, 1995, was held on July 28, 1995. Apparent violations discussed included valves that were incorrectly positioned following a plant modification in May 1993, nonconservatisms in setpoints for a pressurizer overpressure protection system and several examples of inadequate root cause determination of events, leading to insufficient corrective actions at Salem. ACE cannot predict what action, if any, the NRC may take as a result of this meeting.

Hope Creek

  ACE is a 5% owner of Hope Creek Nuclear Generating Station (Hope Creek). As previously reported in the first quarter report on Form 10-Q, a small amount of low-level radioactive material was released into the atmosphere at Hope Creek on April 5, 1995. PS, operator of Hope Creek, has advised ACE that an NRC Enforcement Conference concerning the April 5 release was held on June 16, 1995. The NRC identified four apparent violations of Federal regulations surrounding the event. The apparent violations involve control of operation plant equipment; adequacy of radiological monitoring following the event; control of equipment setpoints; and notification of workers of the release. ACE has been advised that on July 20, 1995, the NRC issued a Level III Violation with no associated civil penalty. The NRC cited the quick response of the on site radiological control organizations upon discovery of the situation as a mitigating factor in its decision not to impose a penalty.

  ACE has been further advised by PS that on June 29, 1995 the NRC has issued its Systematic Assessment of Licensee Performance, or SALP, Report for Hope Creek for the period of June 20, 1993 through April 22, 1995. The NRC assigned ratings of "1" in the functional area of Plant Support and "2" in the areas of Engineering, Operations and Maintenance. The NRC noted an overall decline in performance in the Operations, Maintenance and Engineering areas compared to the previous SALP period, and cited weak root cause analysis as a dominant factor.

  ACE has been advised that on July 8, 1995, during a manual shutdown of Hope Creek, in order to repair control room ventilation equipment, operators partially opened a valve for a period of time and inadvertently reduced the effectiveness of the shutdown cooling system. Although the impact of the event to plant safety was minimal, the positioning of the valve and the resulting temperature change violated plant procedures and technical specifications. On July 31, 1995, NRC staff met with plan management concerning this issue and subsequently determined to assign a special inspection team to independently evaluate this event as well as PS's response to it, including PS's procedures and training for operator handling of abnormal conditions. ACE cannot predict what the team's findings may be nor what other actions, if any the NRC may take in this matter.

Peach Bottom

  ACE is a 7.51% owner of Peach Bottom Atomic Power Station (Peach Bottom) which is operated by PECO Energy Company (PECO). ACE has been advised by PECO that on August 2, 1995, the NRC held an enforcement conference regarding three alleged violations identified by the NRC at Peach Bottom. The NRC's findings include alleged violations in control and design activities and technical specification requirements regarding operability of the emergency diesel generators. ACE cannot predict what action, if any, the NRC may take as a result of the enforcement conference.

Item 6.  Exhibits and Reports on 8-K

Exhibits:  See Exhibit Index Attached

Reports on Form 8-K:

  Current Reports on Form 8-K were filed, dated June 15, 1995 and July 21, 1995 relating to the shutdown of Salem Units 1 and 2
on May 16, 1995 and June 7, 1995, respectively.
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Atlantic Energy, Inc.
                                 Atlantic City Electric Company
                                 (Registrant)


Date:  August 14, 1995    By:       /s/ L. M. Walters
                                        L. M. Walters
                               Treasurer of Atlantic Energy, Inc.
                               and Vice President, Treasurer and
                               Assistant Secretary of Atlantic
                               City Electric Company

                               EXHIBIT INDEX


3b(1)     By-Laws of Atlantic Energy, Inc. as amended July 13,
          1995.


27        Financial Data Schedules for Atlantic Energy, Inc. and
          Atlantic City Electric Company for periods ended June
          30, 1995.