Form 10-K
period 1995-12-31
ATLANTIC CITY ELECTRIC CO; ATLANTIC ENERGY INC
filed 1996-03-19
CIK 8192, 806393

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

              Registrant; State of               I.R.S.Employer
Commission    Incorporation; Address;            Identification
File No       and Telephone Number               Number

1-9760        ATLANTIC ENERGY, INC.                 22-2871471
              (a New Jersey Corporation)
              6801 BLACK HORSE PIKE,
              EGG HARBOR TOWNSHIP, NEW JERSEY 08234
              609-645-4500

1-3559        ATLANTIC CITY ELECTRIC COMPANY        21-0398280
              (a New Jersey Corporation)
              6801 BLACK HORSE PIKE
              EGG HARBOR TOWNSHIP, NEW JERSEY 08234
              609-645-4100

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. X

     Estimated aggregate market value of the voting stock of Atlantic Energy, Inc. held by non-affiliates at March 4, 1996, was $1,003,338,045.00 based on a closing price of $19.125 per share for the 52,462,120 outstanding shares at such date. Atlantic Energy, Inc. owns all of the 18,320,937 outstanding shares of Common Stock of Atlantic City Electric Company.

Documents Incorporated by Reference:

     Certain sections of the Notice of Annual Meeting of Shareholders and Proxy Statement in connection with the Annual Meeting of Shareholders, to be held April 24, 1996, have been incorporated by reference to provide information required by the following parts of this report:

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

PART I
ITEM 1 BUSINESS
General                                                   1
Atlantic City Electric Company                            1
Competition                                               2
Nonutility Subsidiaries                                   5
Construction and Financing                                7
Rates                                                     9
Energy Requirements and Power Supply                     11
Power Pool and Interconnection Agreements                12
Power Purchases and Sales                                13
Capacity Planning                                        13
Nonutility Generation                                    15
Nuclear Generating Station Developments                  16
     Salem Station                                       19
     Hope Creek Station                                  24
     Peach Bottom                                        26
Fuel Supply                                              27
    Oil                                                  27
    Coal                                                 27
    Gas                                                  28
    Nuclear Fuel                                         28
Nuclear Decommissioning                                  30
Regulation                                               31
Environmental Matters                                    34
    General                                              34
    Air                                                  37
    Water                                                38
Executive Officers                                       41
ITEM 2   PROPERTIES                                      43
ITEM 3   LEGAL PROCEEDINGS                               43
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                         43
PART II                                                  43
ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                     43
ITEM 6   SELECTED FINANCIAL DATA                         45
ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS   46
ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA     57
ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE          90
PART III
ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT                                      90
ITEM 11  EXECUTIVE COMPENSATION                          90
ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                           90
ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  90
PART IV                                                  90
ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K                             90
SIGNATURES                                               92

PART I
ITEM 1   BUSINESS



General

     Atlantic Energy, Inc. (AEI or the Company), the principal office of which is located at 6801 Black Horse Pike, Egg Harbor Township, New Jersey, 08232-4130, telephone 609-645-4500 was organized under the laws of New Jersey in August 1986. The Company is a public utility holding company as defined in the Public Utility Holding Company Act of 1935 (PUHCA), and has claimed an exemption from substantially all of the provisions of the 1935 Act. For a complete description of the Company and its subsidiaries, see Note 1 of the accompanying Notes to Financial Statements herein.

    Principal cash inflows of the Company include the receipt of dividends from ACE and loans outstanding from a revolving credit and term loan facility established by AEI in September 1995. As of December 31, 1995, AEI has $34.5 million outstanding under such facility. Principal cash outflows of the Company in 1995 included capital contributions and advances to its subsidiaries, the payment of dividends to common shareholders and the repurchase of outstanding common stock.

Atlantic City Electric Company

     ACE, which has a wholly-owned subsidiary, Deepwater Operating Company, is the principal subsidiary of the Company and is engaged in the generation, transmission, distribution, and sale of electric energy in the southern part of New Jersey.
ACE's principal office is located at 6801 Black Horse Pike, Egg Harbor Township, New Jersey, 08232-4130, telephone 609-645-4100, and was organized under the laws of New Jersey on April 28, 1924, by merger and consolidation of several utility companies. ACE is subject to regulation by the New Jersey Board of Public Utilities
(BPU) and the Federal Energy Regulatory Commission (FERC). At December 31, 1995, ACE had over 473,000 customers and employed 1,455 persons, of which 622 were affiliated with a national labor organization. With the exception of a municipal electric system providing electric service within the municipal boundaries of the City of Vineland, New Jersey, ACE supplies electric service to the southern one-third of the State of New Jersey.

     ACE is a utility whose peak load has occurred during the summer months, and approximately 32% of 1995 revenues were recorded during the quarter ended September 30, 1995.

Competition

     The electric utility industry continues to undergo a fundamental transformation that is creating a power market governed more by market forces than regulation. Trends toward open competition will continue to effect ACE's financial and operational performance. Specific competitive issues affecting ACE include: the unbundling of energy supply services; an increasingly competitive energy supply market; open access to transmission facilities; heightened customer demand for competitive services; the advancement of new technologies and changes in utility regulation.

     Significant changes in Federal and state regulations have fostered an increase in competition among power generators and have encouraged new entrants to the generation industry. The Public Utility Regulatory Policy Act (PURPA) created a new class of generating facilities, operated by independent power producers
(IPPs), and required electric utilities to purchase the excess power from each IPP. As a direct result of PURPA, ACE is under long-term contracts with four such IPP's for the purchase of 579 megawatts of capacity and energy. ACE has experienced a significant decline in its sales to industrial customers, three of which contracted with IPP's for their power supply. ACE has subsequently regained one such customer through contract renegotiation and expects to regain a second in 1996.

     The Energy Policy Act of 1992 (the Act) represented another significant step toward deregulation of the electric utility industry. The Act facilitated development of the wholesale power market and increased competition between utility and non-utility generators (NUGs). The Act created a class of NUGs called exempt wholesale generators that would be exempt from certain PUHCA regulations. The Act also gave FERC the authority to order open access to the transmission facilities of electric utilities and the wheeling of wholesale electric power.

     In response to the Act, in October of 1994, FERC issued a pricing policy statement that became effective upon issue. The statement is designed to provide the framework for developing transmission pricing tariffs and contains several principles for evaluation of proposals. In March 1995 FERC issued a Notice of Proposed Rulemaking (NOPR) that could impact several key regulatory principles, including transmission access, transmission pricing and recovery guidelines for stranded costs stemming from wholesale transactions. According to the NOPR, within 60 days of passage of a final rule, nondiscriminatory open-access transmission tariffs must be filed by ACE and all other affected electric utilities. The tariffs would be applicable to all participants in the wholesale power market, including utilities, NUGs, power marketers, municipalities and cooperatives. The NOPR requires utilities to offer transmission service to eligible users, comparable to the service they provide themselves and to take service under the tariffs for their own wholesale sales and purchases of power. ACE expects to file an open access tariff in compliance with FERC's proposed rules in late March 1996. A final FERC rulemaking is expected in the second half of 1996.

     Regarding the issue of stranded commitments and investments that could arise from wholesale wheeling, the NOPR states that utilities should be entitled to full recovery of legitimate and verifiable stranded costs and that such costs should be assigned to departing customers. The NOPR further states that stranded costs due to any eventual retail wheeling should be addressed on a state level, while stranded costs due to wholesale wheeling, municipalization or a change from retail to wholesale customer class are within FERC's jurisdiction. Such stranded commitments and investments could result from the development of market-based wholesale or retail electric prices that do not support the full recovery of investments such as generating and transmission assets, regulatory assets or long-term purchase power contracts with QFs that were placed into rates under traditional cost based regulation.

     The effects of an increasingly competitive utility marketplace on ACE will also be determined by the timing of and extent to which New Jersey utility regulations are modified to reflect competitive industry trends. The pace and degree of New Jersey deregulation could also be influenced by competitive regulatory developments in other state jurisdictions. The BPU's on-going Energy Master Plan (EMP) proceeding's Phase I report, issued in March 1995, provides a framework for managing the transition of the states's natural gas and electric power industries from markets guided by regulation to those guided by market-based principles and competition. Phase II of the proceeding is currently underway and is examining possible structural changes to the state's electric utility industry. Phase II is evaluating the issues surrounding potential stranded investment, direct access, retail wheeling, tax policies and generation divestiture. Reports are expected by late March 1996 to be followed by public hearings and a final report from the BPU in the second quarter of 1996. Phase III of the EMP will include an assessment of prices, supply and use of various sources of energy, including renewables and energy conservation, and will assess energy usage by various sectors of the economy.

     Legislation signed into law in New Jersey in July 1995, allows the BPU, upon petition from any electric or gas utility, to adopt a plan of regulation other than the traditional rate base/rate of return regulation. In addition, on a case by case basis, the law allows utilities to petition the BPU for the right to offer customers, who meet certain conditions, off-tariff, discounted rates. The law provides for the recovery of up to 50 percent of the value of discounts in a subsequent base rate case if it can be adequately demonstrated that the discount benefits all ratepayers. Specific off-tariff pricing arrangements with ACE's customers will be limited by the resources available in the Company's business plan. For further information, refer to "Rates" herein.

     Other proposed regulatory and accounting changes have been suggested relating to matters at the state and Federal level which could have operating and financial implications for ACE. See "Regulation" and "Environmental Controls" herein for additional information and Note 10 of the accompanying Notes to Financial Statements herein.

     In response to the continuing competitive trends, the Company has undertaken a number of initiatives to better position its businesses for an open retail marketplace. ACE and AEE are carrying-out strategic plans designed to increase the competitiveness of the core utility business while creating new revenue and profit opportunities through the development of non-regulated energy businesses and markets. ACE is focusing on cost and rate control measures as well as expanding its energy-related product and service offers to enhance customer satisfaction and loyalty. AEE is investing in a number of energy-related markets to further expand the Company's presence in the energy services industry while enhancing total shareholder value. During the transition to a competitive industry the Company will actively monitor and participate in regulatory initiatives that could advance a more open marketplace. In addition, the Company will continually evaluate its strategies, structure and market position with respect to competitive trends and developments in the industry. For further information regarding the Company's competitive strategy refer to Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operation - Outlook.

Nonutility Subsidiaries

Atlantic Energy Enterprises, Inc. (AEE)

     On January 1, 1995, the Company formed a subsidiary,
Atlantic Energy Enterprises, Inc., a holding company, to which ownership of the existing non-utility businesses was transferred.
AEE's business plan projects an investment of approximately $400 million over the next five years in these businesses.

     The amount of capital invested by AEE in its non-utility subsidiaries will be affected, to a large degree, by the rate of development of the respective businesses, by the business opportunities which may exist and by the opportunities for external financings by such subsidiaries themselves. For further information, refer to Note 6 of the accompanying Notes to Financial Statements herein.

Atlantic Generation, Inc. (AGI)

     At December 31, 1995, AGI's activities were represented by partnership interests in three cogeneration power projects:
Project        Fuel       Capacity       Commercial     Ownership
Location       Type     Megawatt (MW)     Operation      Interest

Binghamton,
New York        gas          50              1992      one-third
Pedricktown,
New Jersey      gas          117             1992      one-half
Vineland,
New Jersey      gas         46.5             1994      one-half

     Subsidiaries of Tristar Ventures Corporation, a subsidiary of The Columbia Gas System, Inc. have partnership interests in the Pedricktown, Binghamton and Vineland projects; subsidiaries of Stone & Webster Development Corporation have a one-third partnership interest in the Binghamton project. The Binghamton facility is hosted by a large paper manufacturer and supplies New York State Gas and Electric with up to 40 MW of capacity and related energy under a 15 year power purchase agreement. The Pedricktown facility is hosted by a chemical manufacturer and during 1995 supplied 106 MW of capacity and related energy to ACE under a 30 year contract. In 1995, the BPU-approved an amendment to this contract re-establishing the project host as a retail customer of ACE and assigning an additional 10 MW of generating capacity to ACE. The Vineland facility is hosted by a food processor and provides 46.5 MW of capacity and related energy to the City of Vineland under a 25 year contract.

     At December 31, 1995, total equity in AGI amounted to $26.1 million, the funding of which has been through capital contributions and advances from the Company.

ATE Investment, Inc. (ATE)

     ATE commenced activities in 1988. At December 31, 1995, ATE has invested $79 million in leveraged leases of three commercial aircraft and two containerships. ATE has issued $15 million principal amount of long term debt and has utilized a revolving credit and term loan agreement with a bank to finance a portion of its investment in leveraged leases and other investment activities. The remainder is provided by capital contributions from the Company. At December 31, 1995, total equity amounted to $9.4 million.

Atlantic Southern Properties, Inc. (ASP)

     ASP owns and manages a 280,000 square-foot commercial property located in southern New Jersey. Portions of the office space are presently under lease to ACE and AEE. At December 31, 1995, ASP's assets consisted primarily of this real estate site at a net book value of $10.1 million. Financing of ASP's operations has been accomplished through capital contributions and advances from the Company and loans from ATE. At December 31, 1995, equity totalled $2.3 million.

Atlantic Energy Technology, Inc. (AET)

     AET has ceased operations and is currently concluding the affairs of its wholly-owned subsidiary, which is its sole investment.

Atlantic Thermal Systems, Inc. (ATS)

     Formed in 1994, ATS and its wholly-owned subsidiaries develop, own and operate thermal heating and cooling systems and have invested $12 million as of December 31, 1995. ATS is currently developing a district heating and cooling system in Atlantic City, New Jersey, construction of which is expected to begin in 1996. ATS has obtained funds for its project development through advances and loans from the Company. Additional funds for the project, currently held in trust, are expected through loans of proceeds from $12.5 million principal amount of bonds issued by the New Jersey Economic Development Authority. At December 31, 1995, equity totalled $2.2 million.

CoastalComm, Inc. (CCI)

     In November 1995, CCI was formed to pursue investments and business opportunities in the telecommunications industry. At December 31, 1995, CCI had committed $5.2 million in a venture pursuing markets in the personal communications systems business.

Atlantic CNRG Services, LLC

     In addition to the existing non-utility subsidiaries, AEE has a 50% ownership interest in Atlantic CNRG Services, LLC, (ACNRG) a limited liability company that provides energy management services, including natural gas procurement, transportation and marketing. On February 1, 1996, ACNRG acquired certain assets of Interstate Gas Marketing Co., a privately held company headquartered in Scranton, Pennsylvania. Assets purchased by ACNRG consisted primarily of gas marketing contracts of commercial and industrial customers located primarily in Pennsylvania. The duration of acquired contracts varies from one to five years.

Construction and Financing

     ACE maintains a continuous construction program, principally for electric generation, transmission and distribution facilities. The construction program, including the estimates of construction expenditures, as well as the timing of construction additions, is under continuous review. ACE's construction expenditures will depend upon factors such as long term load and customer growth, general economic conditions, the ability of ACE to raise the necessary capital, regulatory and environmental requirements, the availability of capacity and energy from utility and nonutility sources and the Company's return on such investments. Although deferrals in construction timing may result in near-term expenditure reductions, changes in capacity plans and general inflationary price trends could increase ultimate construction costs. Reference is made to "Energy Requirements and Power Supply" herein for information with respect to ACE's estimates of future load growth and capacity plans. The table below presents ACE's estimated cash construction costs for utility plant for the years 1996 through 1998:

 (Millions of Dollars)       1996      1997     1998      Total
Nuclear Generating           $ 14      $  8     $  6       $ 28
Fossil Steam
 Generating                    11         6        9         26
Transmission and
 Distribution                  43        44       41        128
General Plant                  21        22       14         57
Combustion Turbine              3         5        8         16
Total Cash
 Construction Costs          $ 92      $ 85     $ 78      $ 255
                             ====      ====    =====       ====

     See "ATS" herein for additional information regarding construction of a district heating and cooling facility in Atlantic City, New Jersey. For further information, see Note 5 of the accompanying Notes to Financial Statements herein.

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

     At December 31, 1995, ACE had available for use various bank committed lines of credit totaling $150 million, which are subject to continuing review and to termination by the banks involved. On December 31, 1995, ACE had short term borrowings of $30.5 million outstanding. Based on the above level of construction expenditures, ACE currently estimates that during the three-year period 1996-1998, it will issue, excluding amounts issued for refunding purposes, approximately $150 million in debt, including First Mortgage Bonds. ACE also undertakes refundings of existing securities to reduce its overall cost of funds. During 1995, ACE refunded and retired approximately $54.7 million principal amount of its First Mortgage Bonds. Funds for such redemptions were obtained through the issuance and sale by ACE of $105 million of First Mortgage Bonds, designated as Medium Term Notes (MTN). Additional funds obtained from the sale of MTNs were used for construction purposes. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 6 and 7 of the Notes to Financial Statements, incorporated by reference herein as Exhibit 28(a), for information relating to ACE's financing activities for the 1993-1995 period and for 1996-1998.

     ACE's debt securities are currently rated "A-/A3" by two major rating agencies. Its preferred stock is rated "BBB+/Baa1" and its commercial paper is rated "A-2/P2."

     One rating agency has recently revised its outlook on ACE from "stable" to "negative" to reflect the heightened concern over the potentially adverse impact on credit quality of recently discovered tube cracks in the steam generators at Unit 1 of the two-unit Salem Nuclear Station. See "Salem Station" for additional information.

     No assurances can be given that the ratings of ACE's securities will be maintained or continue at their present levels, or be withdrawn if such credit rating agency should, in its opinion, take such action. Downward revisions or changes in ratings of a company's securities could have an adverse effect on the market price of such securities and could increase a company's cost of capital.

Rates

     ACE's rates for retail electric service are subject to the approval of the BPU. For information concerning changes in base rates and the levelized energy clause (LEC) for the years 1993 through 1995 and certain other proceedings relating to rates, see "Purchased Power" herein and Notes 1, 3 and 8 of ACE's Notes to Financial Statements, incorporated by reference herein as Exhibit 28(a).

     A performance standard for ACE's five jointly-owned nuclear units was adopted in 1987 by the BPU, with certain aspects of the performance standards revised, effective January 1, 1990. Under the standard, the composite target capacity factor for such units is 70%, based upon the maximum dependable capacity of the units. The zone of reasonable performance (deadband) is between 65% and 75%. Penalties or rewards are based on graduated percentages of estimated costs of replacement power. Such amount is calculated monthly, utilizing the average PJM monthly billing rate as the cost basis for replacement power, to the boundaries of the deadband, with penalties calculated incrementally in steps. Any penalties incurred are not permitted to be recovered from customers and are required to be charged against income. Adjustments to rates based on the nuclear unit performance standard is done through ACE's annually adjusted LEC.

     The 1995 composite capacity factor for ACE's jointly-owned nuclear units was 57.9%, resulting in an estimated penalty of $1.3 million. (See "Nuclear Generating Station Developments" herein for additional information.)

     In February 1995, ACE filed a petition with the BPU requesting approval of a pilot economic development power contract program for large commercial and industrial customers that would permit ACE to offer contracts for electric service on a negotiated basis. No formal action was taken by the BPU regarding this filing. The requested terms of the filing were superseded by the regulations established through legislation enacted in July 1995 that authorizes the BPU to approve alternate forms of economic regulation and allows utilities to provide discounted rates in order to retain large customers. The law provides for the recovery of up to 50 percent of the value of the discount in a subsequent base rate case if it can be adequately demonstrated that the discount benefits all ratepayers. On October 27, 1995, the BPU issued a summary decision to consider and implement standards for off-tariff rate agreements which incorporate, among other things, certain tests and conditions to be satisfied prior to entering into such agreements. Specific off-tariff pricing arrangements with ACE's customers will be limited by the resources available in the Company's business plan.

     On March 13, 1996, the BPU issued its decision making final the provisional $37 million increase in LEC rates requested in April 1995. For further information, see Note 3 of ACE's Notes to Financial Statements, incorporated by reference herein as
Exhibit 28(a).

     ACE expects to file its LEC request for the period June 1, 1996 through May 31, 1997 with the BPU in April 1996. ACE expects to reflect in its filing a nuclear performance penalty of $1.3 million associated with 1995 nuclear performance, which amount would not be recovered from customers and has already been charged against 1995 earnings. At this time, the amount of its LEC request for 1996/1997 has not been finalized.

     By Order dated March 14, 1996, the BPU ordered ACE's base rates related to Salem Unit 1 interim and subject to refund, effective immediately, pending a full hearing as to whether Salem I is currently used and useful. The BPU ordered ACE to file briefs within fifteen business days with regard to why the BPU should not, after hearings, immediately declare base rates related to Salem Unit 2 interim and subject to refund pending hearings to determine if Salem Unit 2 is used and useful. ACE is also required to furnish, within fifteen business days, the actual level of net plant investment associated with each of the Salem units, based on ACE's last base rate case, the amount of operating and maintenance expenses included in current base rates for each unit, the level of replacement power costs associated with the Salem outage to date and the amount of projected monthly replacement power costs for the duration of the outage. Separate hearings will be held by the BPU regarding the issue as to whether or not Salem Unit 1 and Salem Unit 2 are no longer used and useful and the actual level of any appropriate rate reduction. For further information, see "Salem Station" herein.

     On January 16, 1996 Public Service Electric & Gas Company
(PS) filed a petition with the BPU requesting approval for an alternate rate making methodology. Included in PS's plan is a proposal to implement an immediate rate reduction and a plan for an indexed price cap mechanism, effective January 1, 1997. PS's plan also outlines certain categories of costs not subject to the price cap index as well as certain economic development program proposals, a mechanism to share productivity gains with customers and depreciation changes affecting utility plant assets. PS's plan also proposes the elimination of PS' Nuclear Performance Standard. On January 25, 1996, ACE filed a motion to intervene in the proceeding based on the effect the outcome of the PS proceeding could have on ACE, including: tariff and rate matters; depreciation, ownership and operation of jointly-held nuclear generating facilities and flexible utility pricing. At this time ACE cannot predict the outcome of this proceeding.


Energy Requirements and Power Supply

     ACE's 1995 kilowatt-hour sales decreased by approximately 1.4% over 1994 sales. Commercial sales grew by 1.4%, offset by declines in residential and industrial sales of 2.0% and 7.4%, respectively. The 1995 utility systems' peak demand of 2,042 MW occurred on July 15, 1995 and was 4.1% above the previous peak demand recorded on July 10, 1993 of 1,962 MW.

     For the five-year period of 1996 through 2000, ACE's estimate of projected annual sales growth is 3.0% and peak load growth (adjusted for weather) is 2.1%. These include the estimated effects of load-reducing cogeneration and demand-side management programs.

     ACE has generally been able to provide for the growth of energy requirements through the construction of additional generating capacity, joint ownership in larger units and through capacity purchases from other utilities and nonutilities. The net summer installed capacity, in kilowatt-hours (KW), of ACE at December 31, 1995, consisted of the following:

                                       Year(s)     Net
Station and             Primary        Unit(s)     Capability
   Location              Fuels        Installed    (KW)

Deepwater
 Salem Co., N.J.     Oil/Coal/Gas      1930/         54,000
                                       1954-1958    166,000
B.L. England
 Cape May Co., N.J.  Coal/Oil          1962-1964/   284,000
                                       1974         155,000
Keystone
  Indiana Co., PA.   Coal              1967-1968     42,000 (1)
Conemaugh
  Indiana Co., PA.   Coal              1970-1971     65,000 (1)
Peach Bottom
 York Co., PA.       Nuclear           1974         164,000 (1)
Salem
 Salem Co., N.J.     Nuclear           1977-1981    164,000 (1)
Hope Creek
 Salem Co., N.J.     Nuclear           1987          52,000 (1)
Combustion Turbine
   Units             Oil/Gas           1967-1991    524,000
(various locations)

Diesel Units         Oil               1961-1970      8,700

Firm Capacity Purchases and Sales-Net               670,000 (2)

   Total Generating Capability                    2,348,700
                                                  ==========

Notes
(1) ACE's share of jointly-owned stations. See Note 5 of ACE's Notes to Financial Statements, incorporated by reference herein as Exhibit 28(a). (2) 125,000 KW from thirteen coal-fired units of Pennsylvania Power & Light Company (PP&L), 579,000 KW from four nonutility suppliers, and the sale of 34,000 KW to another electric utility.

     Certain of ACE's units at the Deepwater and B. L. England Stations and certain combustion turbine units have the capability of using more than one primary fuel type. In such instances, the use of a particular fuel type depends upon relative cost, availability and applicable environmental regulations and requirements. See Note 5 of the accompanying Notes to Financial Statements for additional information regarding capital and operating expenses of ACE's jointly-owned nuclear facilities.

Power Pool and Interconnection Agreements

     ACE is a member of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM), an integrated power pool which coordinates the bulk power supply of eleven member utilities in Pennsylvania, New Jersey, Delaware, Maryland, Virginia and the District of Columbia, and is interconnected with other major utilities in the northeastern United States. As a member of PJM, ACE is required to plan for reserve capacity based on estimated aggregate PJM requirements allocated to member companies. ACE periodically files its capacity addition plans with PJM which are intended to meet forecast capacity and reserve obligations. PJM member companies make use of a planning year concept in reviewing capacity and reserve requirements. Each planning year commences on June 1 and ends on the succeeding May 31. PJM provides for after-the-fact accounting by its members for differences between forecast and actual load experience. ACE is also a party to the Mid-Atlantic Area Coordination Agreement, which provides for coordinated planning of generation and transmission facilities by the companies included in PJM. Further coordination of short term power supply planning is provided by inter-area agreements with adjacent power pools.

     PJM currently operates on the basis of reliability of service and operating economy. To meet the goals outlined by FERC in its open access NOPR, PJM has developed a comprehensive proposal under which current members of PJM and other load-serving entities will purchase regional "network" transmission rights that are intended to enable them to reliably and economically integrate generation and load. Generators selling power to serve pool load will not have to purchase transmission service independently, which is intended to create a regional wholesale power market. In order to meet the requirements to functionally unbundle transmission, PJM has proposed to reorganize into an Independent System Operator (ISO) with responsibility for operating the bulk power system, administering the regional transmission service tariffs and managing the pool's competitive energy market. PJM will replace the existing system of cost-based centralized dispatch with an expanded, hourly bid/price pool in which all sellers will be able to bid their energy into the pool and all load-serving entities will be able to buy energy from the pool. Further, under the proposal, PJM will create new contractual mechanisms to ensure participation by all entities responsible for serving load in decisions affecting reliability. Each load-serving entity that chooses to operate in the PJM control area will be required to execute an agreement to maintain adequate generation reserves and to share those reserves
on a reciprocal basis.   PJM will establish an enhanced regional
planning process, under the supervision of the ISO, to meet Mid-Atlantic Area Reliability Council reliability requirements applicable to both generation and transmission. The PJM proposal is subject to FERC approval and is expected to be filed with FERC in 1996.

Power Purchases and Sales

     ACE is currently purchasing 125 MW of capacity and energy from PP&L coal-fired sources. By letter dated March 16, 1995, the Company notified PPL that this capacity and energy sales agreement will be terminated effective March 1998. To replace the PPL arrangement, the Company has signed a letter of intent with PECO Energy (PECO) for the purchase of 125 MWs for the period beginning March 16, 1998 through May 31, 2000. ACE also has agreements with certain other electric utilities for the purchase of short term generating capacity, energy and transmission capacity on an as-needed basis, which are utilized to the extent they are economic and available.

     ACE has agreed to sell 34 MW of firm capacity to Baltimore
Gas & Electric Co. for the period June 1, 1995 through May 31,
1996.

Capacity Planning

     New generating capacity built by a utility is subject to a Certificate of Need (CON) process. A CON is required prior to constructing a new generating facility in excess of 100 MW, or adding either 100 MW or 25% of capacity, whichever is smaller, to an existing site. In addition, New Jersey utilities are required to comply with a stipulation of settlement approved by the BPU in July 1988. The purpose of the stipulation of settlement is to procure future capacity and energy from qualified cogeneration and small power production facilities through an annual competitive bidding process, based on a long-term capacity plan. The amount to be bid upon is subject to BPU review and will be based upon such factors as a utility's five year projected capacity needs and its current generating capacity, service life extension plans for existing units, new construction, power purchases and commitments from other utilities and non-utility sources. In general, the procedures provide that each utility will procure non-utility power when needed through an evaluation system which ranks proposed projects on price and non-price factors. The price of such power is capped at the utility's avoided cost, which avoided cost is subject to BPU review, with a floor price of 25% of such avoided cost. Non-price factors in the evaluation process include project status and viability, fuel source and efficiency, project location and environmental effects.

     The stipulation of settlement referred to above was due to expire on September 15, 1993. The BPU ordered an extension of the current filing requirements consistent with PURPA requirements through February 18, 1995. Similarly, the CON was set to expire on January 30, 1994. Since no processes were in place to replace the CON, the New Jersey Department of Environmental Protection (NJDEP) readopted the legislation and extended it through January 28, 1999. ACE, pursuant to the terms of the July 1988 stipulation, filed data with the BPU in October 1995 covering the 15 year period from 1995 through 2009. The filing indicated that ACE did not require additional capacity until 1999 when the need would be met with combined cycle units and/or power purchases using the pre-described evaluation system. Subsequent updates to the load forecast and the recent negotiations to purchase 175 MW of capacity and associated energy from another utility commencing in 1999 delays the need for additional capacity until the year 2000.

     ACE's ability to meet its planned capacity obligations and its projected load growth will depend upon the continued availability of currently owned and purchased generating capability, on the availability of capacity from cogeneration and other non-utility generating sources, on ACE's own planned capacity additions and on capacity purchases from sources yet to be determined. ACE's installed capacity, planned capacity additions, and capacity purchase arrangements for 1996-1998 are expected to be sufficient to supply its share of PJM reserve requirements during that period. The on-going outage of the Salem units has reduced ACE's installed generating capacity and has required ACE to secure additional capacity, sufficient to meet PJM reserve requirements. Increases in PJM reserve requirements and less than anticipated benefits associated with conservation and load management efforts could further increase ACE's need for additional generating capacity. To the extent that such capacity provided by others is not available, ACE would be required to pursue other sources of capacity, and to accelerate or expand its construction program which, in certain instances, may require additional regulatory approvals and construction expenditures which could be substantial. On an operational basis, ACE expects to be able to continue to meet the demand for electricity on its system through operation of available equipment and by power purchases. However, if periods of unusual demand should coincide with forced outages of equipment, ACE could find it necessary at times to reduce or curtail load in order to safeguard the continued operation of its system. See Note 10 of the accompanying Notes to Financial Statements herein for additional information.

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

Project             Fuel           MW             Date of
Location            Type         Provided    Commercial Operation

Chester,            solid
Pennsylvania        waste           75            September 1991
Pedricktown,
New Jersey          gas            116            March 1992
Carney's Point,
New Jersey          coal           188            March 1994
Logan Township,
New Jersey          coal           200            September 1994

     Total                         579

     An amendment to the agreement between ACE and the sponsors of the Pedricktown facility has restructured ACE's payment for capacity and energy reducing the energy component of the payment. The amendment also increased the available capacity of the facility from 106 MW to 116 MW and returns the project's thermal host to ACE as a retail customer effective November 1995. Renegotiation of a third contract is currently underway and is expected to be completed in the third quarter of 1996. See Note 3 of the accompanying Notes to Financial Statements for additional information regarding the recovery of capacity costs.

Nuclear Generating Station Developments

     ACE is a co-owner of the Hope Creek and Salem Nuclear Generating Stations, to the extent of 5% and 7.41%, respectively. The Hope Creek Unit and Salem Units 1 and 2 are located adjacent to each other in Salem County, New Jersey and are operated by PS. ACE is also an owner of 7.51% of Peach Bottom Units 2 and 3, which are located in York County, Pennsylvania and are operated by PECO. See Note 5 of ACE's Notes to Financial Statements filed as Exhibit 28(a) and incorporated by reference for additional information relating to the Company's investment in jointly-owned generating stations.

          In 1995, nuclear generation provided 19% of ACE's total energy output. The approximate capacity factors (based on maximum dependable capacity ratings) for ACE's jointly-owned units for 1994 and 1995 were as follows:

   Unit                  1995                 1994
Salem Unit 1             26.0%                59.3%
Salem Unit 2             20.8%                57.8%
Peach Bottom Unit 2      95.8%                80.3%
Peach Bottom Unit 3      88.2%                97.8%
Hope Creek               78.2%                78.9%

See "Salem Station" below for additional information on operating performance at Salem.

     ACE is collecting through rates amounts to fund its share of estimated future costs relating to the decommissioning of the five nuclear units in which it has joint ownership interests. Such estimated decommissioning costs are based on studies and forecasts including generic estimates provided by the Nuclear Regulatory Commission (NRC). Funding to cover the future costs of decommissioning each of the five nuclear units, as currently authorized by the BPU and provided for in rates, is $6.4 million annually. Site specific studies are currently being performed and expected to be completed during 1996. At that time, adjustments to funding amounts may be required.

     See Notes 1 and 10 of the accompanying Notes to Financial
Statements for additional information relating to nuclear decommissioning.

     ACE has been advised that the NRC has raised concerns that the Thermo-Lag 330 fire barrier systems used to protect cables and equipment at the Peach Bottom Station may not provide the necessary level of fire protection and has requested licensees to describe short and long term measures being taken to address this concern. ACE has been advised that PECO has informed the NRC that it has taken short term compensatory actions to address the inadequacies of the Thermo-Lag barriers installed at Peach Bottom and is participating in an industry-coordinated program to
provide long term corrective solutions.   By letter dated
December 21, 1992, the NRC stated that PECO's interim actions were acceptable. PECO has advised ACE that PECO has been in contact with the NRC regarding PECO's long term measures to address Thermo-Lag fire barrier issues. In 1995, PECO completed its engineering re-analysis for Peach Bottom. The re-analysis identified proposed modifications to be performed over the next several years in order to implement the long-term measures addressing the concern over Thermo-Lag use. NRC approval of the proposed modifications is pending.

     ACE has been advised that in October 1990 General Electric Company (GE) reported that crack indications were discovered near the seam welds in the core shroud assembly in a GE boiling water reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. Both Peach Bottom Units 2 and 3 and Hope Creek are affected by this issue and both PECO and PS are participating in the GE BWR Owners Group to evaluate this issue and develop long term corrective action. In June 1994, an industry group was formed and subsequently established generic inspection guidelines which were approved by the NRC. PECO has advised ACE that Peach Bottom 3 was last examined during its fall 1995 refueling outage and the extent of the cracking identified was determined to be within industry-established guidelines. In a letter to the NRC dated November 3, 1995, PECO concluded that there is a substantial margin for each core shroud weld to allow for continued operation of Unit 3. PECO has also advised ACE that Peach Bottom 2 was examined in October 1994 during its refueling outage. Although some crack indications were identified, PECO advised that they were considered to be much less severe than those found on Unit 3 and no repairs were required to operate Unit 2 for another two-year cycle. At the Hope Creek Unit, PS advised ACE that during the spring 1994 refueling outage, PS inspected the shroud of Hope Creek in accordance with GE's recommendations and found no cracks. PS reports that due to the age and materials of the Hope Creek shroud and the historical maintenance of low conductivity water chemistry, Hope Creek has been placed in the lowest susceptibility category under industry-established guidelines. Hope Creek must undergo another shroud inspection during its next refueling outage in 1997, or install a preemptive repair that would maintain the structural integrity of the shroud under all normal and design basis accident conditions for the remaining life of the plant. ACE cannot predict what further action will be taken with regard to these units or what long term corrective actions, if any, will be identified.

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

     As previously reported under Part 1, Item I-Business, "Regulation" and Note 1 of the Notes to Financial Statements in the Company's 1994 Annual Report on Form 10-K, New Jersey Administrative Code 14:5A-2.1 requires that all New Jersey electric utilities file with the BPU a nuclear decommissioning cost update by January 1, 1996 and every four years thereafter. PS, on behalf of the co-owners of the Salem, Hope Creek and Peach Bottom stations, has engaged an independent engineer to develop this estimate. ACE is a 7.41%, 5.00% and 7.51% owner of the Salem, Hope Creek and Peach Bottom stations, respectively. ACE expects that its share of nuclear decommissioning cost will increase, however, the magnitude of the increase cannot be determined at this time.

Salem Station

     ACE is a 7.41% owner of Salem Nuclear Generating Station (Salem) operated by PS. Salem consists of two 1,100 MW pressurized water nuclear reactors (PWR) representing 164,000 KW of ACE's total installed capacity of 2,348,700 KW. ACE's net investment in the Salem Station was approximately $141.8 million, or 6% of ACE's total assets at December 31, 1995.

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

     ACE has been advised that on March 21, 1995, representatives of the NRC staff met with the Boards of Directors of PS and PS' parent company, Public Service Enterprise Group, to reiterate the previously expressed concerns with regard to Salem's operations. The NRC staff acknowledged that PS had made efforts to improve Salem's operations, including making senior management changes, but indicated that demonstrated sustained results have not yet been achieved.

     ACE has been advised by PS that its own assessments, as well as those by the NRC and the Institute of Nuclear Power Operations, indicated that additional efforts are required to further improve operating performance, as reflected in the restart plans referred to above. PS has advised ACE that PS is committed to taking the necessary actions to address Salem's performance needs. It is anticipated that the NRC will continue to maintain a close watch on Salem's restart activities and subsequent operational performance. No assurance can be given as to what, if any, further or additional actions may be taken or required by the NRC to improve Salem's performance.

     As previously reported, a Salem NRC enforcement conference was held on July 28, 1995 related to certain violations of NRC requirements at Salem. The violations included valves that were incorrectly positioned following a plant modification in May 1993, non-conservatisms in the setpoints for a pressurizer overpressure protection system and several examples of inadequate root cause determination of events, leading to insufficient corrective actions at Salem. On October 16, 1995, the NRC proposed cumulative civil penalties of $600,000 related to these violations. PS has advised the NRC that the proposed penalties would not be contested.

     ACE has been advised that on October 5, 1995, PS declared an alert at Salem Unit 1. The event involved a problem with the overhead annunciator panel in the Unit 1 control room. PS has chartered a significant event response team (SERT) to investigate the event, determine the root causes and suggest corrective actions. Simultaneously, the NRC formed a special inspection team to investigate the event during the period October 6 through October 18. What actions the NRC might take, if any, cannot be determined at this time. At the time of the event there was no fuel in the reactor, no release of radiation and no danger to the public or on-site personnel.

     Salem 1 and 2 have been out of service since May 16, 1995 and June 7, 1995, respectively. ACE has been advised that since that time, PS has been engaged in a thorough assessment of each unit to identify and complete the work necessary to achieve safe, sustained, reliable and economic operation. PS has stated that it will keep each unit off line until it is satisfied that the unit is ready to return to service and to operate reliably over the long term and the NRC has agreed that the unit is sufficiently prepared to restart. On June 9, 1995, the NRC issued a Confirmatory Action Letter documenting these commitments of PS.

     ACE was advised that on December 11, 1995, PS presented its restart plan for both units to the NRC at a public meeting. On February 13, 1996, the NRC staff issued a letter to PS indicating that it had concluded that PS's overall restart plan, if implemented effectively, should adequately address the numerous Salem issues to support a safe plant restart, and describing further actions the NRC will undertake to confirm that PS' actions have resulted in the necessary performance improvements to support safe plant restart.

     As a part of PS' comprehensive review, ACE has been advised that an extensive examination is being performed on the steam generators, which are large heat exchangers used to produce steam to drive the turbines. Within the industry, certain PWR's other than Salem have experienced cracking in a sufficient number of the steam generator tubes to require various modifications to these tubes and replacement of the steam generators in some cases. Until the current outage, regular periodic inspections of the steam generators for each Salem unit have resulted in repairs of a small number of tubes well within NRC limits. As a result of the experience of other utilities with cracking in steam generator tubes, in April 1995, the NRC issued a generic letter to all utilities with pressurized water reactors. This generic letter requested utilities with pressurized water reactors to conduct steam generator examinations with more sensitive inspection devices capable of detecting evidence of degradation. Subsequently, PS conducted steam generator inspections of the Salem units using the latest technology available, including a new, more sensitive, eddy current testing device.

     With respect to Salem I, ACE has been advised that the most recent inspection of the steam generators is not complete, but partial results from eddy current inspections in February 1996 using this new technology show indications of degradation in a significant number of tubes. The inspections are continuing and PS has decided to remove several tubes for laboratory examination to confirm the results of the inspections. Removal of the tubes should be completed in March and preliminary results of the state of the Salem 1 tubes from the subsequent laboratory examinations should be known in April. However, based on the results of inspections to date, PS has concluded that the Salem 1 outage, which was expected to be completed in the second quarter of 1996, will be required to be extended for a substantial additional period to evaluate the state of the steam generators and to subsequently determine an appropriate course of action. Degradation of steam generators in PWRs has become an increasing concern for the nuclear industry. Nationally and internationally, utilities have undertaken actions to repair or replace steam generators. In the extreme, degradation of steam generators has contributed to the retirement of several American nuclear power reactors. After the Salem 1 tubes are fully examined, PS will be able to evaluate its course of action in light of NRC and other industry requirements.

     ACE has been advised that the examination of the Salem 2 steam generators was completed in January 1996 using the same testing device used in Salem 1. The results of the Salem 2 inspection are being reviewed again to confirm their results in light of the experience with Salem 1. Although this review has not yet been completed, results to date appear to confirm that the condition of the Salem 2 steam generators is well within current repair limits at the present time. PS will also remove tubes from the Salem 2 steam generators for laboratory analysis to further confirm the results of this testing.

     ACE has been advised that PS had planned to return Salem 1 to service in the second quarter of 1996 and Salem 2 in the third quarter of 1996. As a result of the extent of the recently discovered degradation in the Salem 1 steam generators, PS is focusing its efforts on the return of Salem 2 to service in the third quarter. The additional steam generator inspections and testing on Salem 2 is not expected to adversely affect the timing of its restart. However, the timing of the restart is subject to completion of the requirements of the restart plan to the satisfaction of PS and the NRC as well as to the normal uncertainties associated with such a substantial review and improvement of the systems of a large nuclear unit, so that no assurance can be given that the projected return date will be met.

     ACE's share of additional operating and maintenance expenses associated with Salem restart activities in 1995 was $2.6 million. In 1996 operations and maintenance expenses are estimated to be $5.8 million and capital expenditures to amount to $1.9 million. ACE's share of total operating and maintenance expenses for both Salem units for the year was $24.5 million and capital costs were $10.6 million. For 1996, ACE does not presently expect its share of operating and maintenance expenses or capital costs for Salem Station to exceed 1995 amounts; however this could change as a result of the steam generator inspection results referred to above.

     The outage of each Salem unit causes ACE to incur replacement power costs of approximately $700 thousand per month per unit. Such amounts vary, however, depending on the availability of other generation, the cost of purchased energy and other factors, including modifications to maintenance schedules of other units. Based on the information provided by PS regarding the delay in the return of Salem Unit 1, the return of Salem Unit 2 in the third quarter of 1996 and expected operation of the other nuclear units in which ACE has an ownership interest, ACE presently estimates that its aggregate nuclear capacity factor for 1996 will be approximately 50%. Such capacity factor would result in an estimated penalty of $3.3 million under the BPU nuclear performance standard.

     On February 27, 1996, the Salem co-owners filed a Complaint in United States District Court for the District of New Jersey against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, under state and federal RICO statutes alleging fraud, negligent misrepresentation and breach of contract. The Westinghouse complaint seeks compensatory and punitive damages.

     On March 5, 1996, ACE filed a Complaint in Superior Court of New Jersey against PS seeking compensatory damages based on allegations of breach of contract and negligence. ACE has been advised that the other nonoperating co-owners of Salem have filed a similar complaint against PS in the United States District Court for the Eastern District of Pennsylvania.

     ACE was advised in 1990 that the NJDEP issued a draft New Jersey Pollutant Discharge Elimination System (NJPDES) Permit to the Salem Station which required closed-cycle cooling. In response to the 1990 Draft Permit, PS submitted further written comments to the NJDEP regarding the ecological effects of station operations demonstrating that Salem was not having and would not have an adverse environmental impact and that closed-cycle cooling was an inappropriate solution. PS also developed and submitted a supplement to the permit renewal application setting forth an alternative approach that would protect aquatic life in the Delaware Estuary and provide other ecological benefits. PS proposed intake screen modifications to reduce fish loss, a study of sound deterrent systems to divert fish from the intake and a limit on intake flow. In addition, PS proposed conservation measures, including the restoration of up to 10,000 acres of degraded wetlands and the installation of fish ladders to allow fish to reach upstream spawning areas. Finally, PS proposed a comprehensive biological monitoring program to expand existing knowledge of the Delaware Estuary and to monitor station impacts. In June 1993, ACE was advised that the NJDEP issued Salem a revised draft permit which reconsidered the requirement for closed-cycle cooling and adopted the alternative measures proposed by PS with certain modifications. A final five-year permit was issued on July 20, 1994 with an effective date of September 1, 1994. The Environmental Protection Agency (EPA), which has the authority to review the final permit issued by the NJDEP, completed its review and has not raised any objections. Certain environmental groups and other entities, including the State of Delaware, have filed requests for hearings with the NJDEP challenging the final permit. The NJDEP granted the hearing requests on certain of the issues and PS has been named as a respondent along with the NJDEP in these matters which are pending in the Office of Administrative Law of the State of New Jersey. ACE has been advised that PS is implementing the final permit. Additional permits from various agencies must be obtained to implement the permit. No assurances can be given as to receipt of any such additional permits. PS has advised ACE that it estimates that the cost of compliance with the final permit is approximately $100 million, of which ACE's share is 7.41% and is included in ACE's current forecast of construction expenditures.

     On March 13, 1996, the BPU announced that all revenues associated with Salem Unit 1 would be made interim and subject to refund effective immediately, pending further investigation and hearings on the steam generator cracking and the expected return date of the unit. The BPU also announced that ACE must demonstrate why revenues for Salem Unit 2 should not be made interim and subject to refund. For further information with regard to this and other rate issues, see "Rates" herein.

     At this time, it is not possible to predict what other actions may be taken in any regulatory, administrative or civil proceedings by ACE or others, the outcome of any such proceedings, if commenced, or the ultimate amount of responsibility of ACE for costs and penalties arising from such proceedings.

Hope Creek Station

     ACE is a 5% owner of Hope Creek Nuclear Generating Station (Hope Creek) which is operated by PS. An outage of the Hope Creek unit can cause ACE to incur replacement power costs currently estimated to be $400 thousand per month, depending on the availability of other generation, the cost of purchased energy and other factor including changes in maintenance schedules of other units.

     Hope Creek is currently undergoing a refueling and maintenance outage which commenced November 11, 1995.

     The NRC's most recent SALP report for Hope Creek for the period June 20 1993 through April 22, 1995 assigned ratings of "1" in the area of Plant Support and a rating of "2" in the functional category of Engineering, Operations and Maintenance. The NRC noted an overall decline in performance in the Operations, Maintenance and Engineering areas compared to the previous SALP period, and cited weak root cause analysis as a dominant factor.

     ACE has been advised by PS that as a result of an internal allegation report, PS submitted a Licensee Event Report in October 1994 which stated that the Hope Creek control room was understaffed for approximately three minutes and a decision was made by those involved that the incident did not warrant initiation of NRC reporting documentation. PS has advised ACE that a meeting with NRC Region I personnel was held on October 18, 1994 in which the NRC expressed a high degree of concern over the issue. After investigation by both the NRC and PS, on September 19, 1995, the NRC issued two Level IV violations with no civil penalty.

     PS has advised ACE that a small amount of low-level radioactive material was released to the atmosphere at Hope Creek on April 5, 1995. PS advised that the release did not exceed federal limits nor pose any danger to the public or plant employees; however, a trailer driven offsite had exceeded the limit for releasing materials and was later cleaned. PS and the NRC have investigated the event, and on June 16, 1995 an enforcement conference was held. On July 20, 1995, the NRC issued a Notice of Violation for the Hope Creek unplanned release which noted four violations. No fine was issued, partly because of the comprehensive corrective actions taken following the event and the plant's history of limited enforcement action.

     ACE has been advised that on July 8, 1995, during a manual shutdown of Hope Creek for repair of control room ventilation equipment, operators partially opened a valve for a period of time and reduced the effectiveness of the shutdown cooling system. Although the impact of the event to plant safety was minimal, the positioning of the valve and the resulting temperature change violated plant procedures and technical specifications. On July 31, 1995, NRC staff met with plant management concerning this issue and subsequently decided to assign a special inspection team to independently evaluate this event as well as PS' response to it, including PS' procedures and training for operator handling of abnormal conditions. ACE was advised that on September 25, 1995, the NRC's special inspection team issued its report and identified several areas where operator and senior plant management performance during this event was inadequate. PS has advised ACE that an NRC enforcement conference was held on November 6, 1995, and on December 12, 1995, the NRC issued a Level III violation for this event with a civil penalty of $100,000.

     As previously reported, PS had advised ACE that the NRC, by letter dated December 1, 1995, informed PS that a Plant Performance Review performed by the NRC for the period April 23,1995 to October 21, 1995 indicated a continued decline in plant performance, and that PS had determined to extend the refueling outage to include the implementation of corrective actions to eliminate operational deficiencies noted by the NRC and detected by PS through self assessment. PS has also advised ACE that in the NRC December 1, 1995, letter the NRC requested a management meeting prior to restart to allow PS to present its self assessment of the progress made during the outage and of the readiness of the unit for restart. ACE has also been advised that on February 12, 1996 the NRC commenced a Readiness Assessment Team Inspection for Hope Creek, scheduled to be completed on March 1, 1996, and that the Hope Creek unit is expected to return to service in March 1996. It is not possible to predict the outcome of the NRC inspection or what other actions which may be taken by the NRC with respect to Hope Creek.

     ACE has been advised that by letter dated January 29, 1996, the NRC requested a meeting with PS senior management to discuss its concerns regarding declining trends in performance at Hope Creek. The meeting has not yet been scheduled but is expected to occur after the restart of Hope Creek from its current refueling and maintenance outage.

Peach Bottom Station

     ACE is a 7.51% owner of Peach Bottom Atomic Power Station
(Peach Bottom) operated by PECO.

     ACE has been advised that on January 19, 1996, the NRC issued its SALP report for the Peach Bottom Station for the period covering May 1, 1994 through October 14, 1995. The NRC assigned ratings of "1" in the functional areas of Plant Operations, Maintenance and Plant Support. Engineering received a rating of "2". The NRC found continued improvement in performance during the period. Operator performance continued to be a strength, as well as operations management oversight. Effective engineering management actions to improve the overall self assessment and system performance were noted, as well as good management oversight activities. Response to emerging issues, equipment problems and event related issues were noted as particularly strong. However, lapses in the quality of technical work and in modification implementation indicated inconsistent performance, and resulted in a repeat rating of "2" for the Engineering area. ACE has been advised that PECO will be taking actions to address weaknesses discussed in the SALP Report.

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

     ACE has been advised by PECO that, by letter dated October 18, 1994, the NRC has approved PECO's request to rerate the authorized maximum reactor core power levels of Peach Bottom Units No. 2 and 3 by 5% to 3,458 MWs from the current limits of 3,293 MWs. The amendment of the Peach Bottom Unit No. 2 facility operating license was effective upon the date of the NRC approval letter. The amendment of the Unit No. 3 facility operating license became effective with the completion of hardware changes which were done during Unit No. 3's fall 1995 refueling outage.

Fuel Supply

     ACE's sources of electrical energy (including power purchases) for the years indicated are shown below:

Source                        1995       1994          1993
Coal                           33%         29%          34%
Nuclear                        19%         23%          24%
Oil/Natural Gas                 3%          7%           5%
Interchange and
 Purchased Power               21%         24%          28%
Nonutility                     24%         17%           9%

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

     On December 31, 1995, the oil supply at Deepwater Station was sufficient to operate Deepwater Unit 1 for 45 days, and the supply at B. L. England Station was sufficient to operate Unit 3 for 45 days.

     Coal

     ACE has contracted with one supplier for the purchase of 2.6% sulfur coal for B. L. England Units 1 and 2 through April 30, 1999. On December 31, 1995, the coal inventory at the B. L. England Station was sufficient to operate Units 1 and 2 for 30 days. See "Environmental Controls-Air" herein for additional information relating to B.L. England Station.

     ACE has contracted with one supplier for the purchase of 1.0% sulfur coal for Deepwater Unit 6/8 through June 30, 1998.
On December 31, 1995, the coal inventory at Deepwater Station was sufficient to operate Unit 6/8 for 92 days.

     The Keystone and Conemaugh Stations, in which ACE has joint ownership interests of 2.47% and 3.83%, respectively, are mine-mouth generating stations located in western Pennsylvania. The owners of the Keystone Station have a contract through 2004, providing for a portion of the annual bituminous coal requirements of the Keystone Station. A combination of long and short term contracts provide for the annual bituminous coal requirements of the Conemaugh Station. To the extent that the requirements of both plants are not covered by these contracts, coal supplies are obtained from local suppliers. As of December 31, 1995, Keystone and Conemaugh had approximately a 41 day supply and a 44 day supply of coal, respectively.

     Gas

     ACE is currently capable of firing natural gas in six combustion turbine peaking units and in two conventional steam turbine generating units. ACE has entered into a firm electric service tariff with the local distribution company for the supply of natural gas to its units. The tariff provides for the payment of certain commodity and demand charges. Portions of the gas supply are obtained from the spot market under short term renewable gas supply and transportation contracts with various producers/suppliers and pipelines.

Nuclear Fuel

     As a joint owner of the Peach Bottom, Salem and Hope Creek generating units, ACE relies upon the respective operating company for arrangements for nuclear fuel supply and management. ACE is responsible for the costs thereof to the extent of its particular ownership interest through an arrangement with a third party. Generally, the supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrate, conversion of the uranium concentrate to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of fuel assemblies. After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. Under the Nuclear Waste Policy Act of 1982 (NWPA), the Federal government has a contractual obligation for transportation and ultimate disposal of the spent fuel. See Note 12 of the accompanying Notes to Financial Statements for financing arrangements for nuclear fuel.

     ACE has been advised by PECO, the operator of Peach Bottom, that it has contracts for uranium concentrates to fully operate Peach Bottom Units 2 and 3 through 2002. On February 25, 1995, two companies which supply uranium concentrates to PECO filed petitions for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The two companies supply approximately half of PECO's 1995 and 1996 requirements for uranium concentrates. In addition, one of the companies is under contract to supply approximately 25% of PECO's uranium concentrate requirements for the period 1997 to 2002. PECO has made alternate arrangements with other suppliers to satisfy its short-term requirements for uranium concentrates. PECO is also finalizing arrangements with another supplier to satisfy PECO's longer-term needs. ACE has been advised that PECO does not anticipate any difficulties in obtaining its requirements for uranium concentrates. ACE has also been advised by PECO that its contracts for uranium concentrates will be allocated to the Peach Bottom units, and other PECO nuclear facilities in which ACE has no ownership interest, on an as-needed basis.

     ACE has also been advised that PECO has contracted for the following segments of the nuclear fuel supply cycle with respect to the Peach Bottom units through the following years:

Nuclear Unit         Conversion     Enrichment       Fabrication

Peach Bottom Unit 2      1997         1998              1999
Peach Bottom Unit 3      1997         1998              1998

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

Nuclear Unit         Conversion     Enrichment       Fabrication

  Salem Unit 1          2000           (1)             2004
  Salem Unit 2          2000           (1)             2005
  Hope Creek            2000           (1)             2000

(1) 100% coverage through 1998, approximately 50% through 2002;
and approximately 30% through 2004. PS has advised ACE that it does not anticipate difficulties in obtaining necessary enrichment service for the Salem and Hope Creek units.

     In conformity with the NWPA, PS and PECO, on behalf of the co-owners of the Salem and Hope Creek, and Peach Bottom stations, respectively, have entered into contracts with the U.S. Department of Energy (DOE) for the disposal of spent nuclear fuel from those stations. Under these contracts, the DOE is to take title to the spent fuel at the site, then transport it and provide for its permanent disposal at a cost to utilities based on nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government.

     Under NWPA, the Federal government must commence the acceptance of these materials for permanent offsite storage no later than 1998, but it is possible that such storage may be delayed indefinitely. ACE has been advised that the DOE has stated that it would not be able to open a permanent, high-level nuclear waste storage facility until 2015, at the earliest. Legislation has been introduced in Congress for the construction of a temporary storage facility which would accept spent nuclear fuel from utilities in 1998 or soon thereafter. ACE has been advised that the NRC has determined that spent nuclear fuel generated in any reactor can be stored safely and without significant environmental impacts in reactor facility storage pools or in independent spent fuel storage installations located at reactor or away-from-reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license). The DOE is exploring options to address delays in the currently projected waste acceptance schedules. The options under consideration by the DOE include offsetting a portion of the financial burden associated with the costs of continued on-site storage of spent fuel after 1998. It is not possible for ACE to predict when any type of Federal storage facility will become available, or what offsets to the costs of storage, if any, will be available.

     PECO has advised ACE that spent fuel racks at Peach Bottom
Units 2 and 3 have storage capacity until 1998 for Unit 2 and 1999 for Unit 3. Options for expansion of storage capacity at Peach Bottom beyond the pertinent dates, including rod consolidation, are being investigated.

     PS has advised ACE that as a result of reracking two spent fuel pools at Salem, the availability of adequate spent fuel storage capacity is conservatively estimated through 2008 for Salem 1 and 2012 for Salem 2, prior to losing an operational full core discharge reserve. The Hope Creek pool is also fully racked and it is conservatively expected to provide storage capacity until 2006, again prior to losing an operational full core discharge reserve. The units can be safely operated for many years beyond these dates, as pool storage capacity will continue to be available. These dates assist in planning the need for additional storage capacity that may be needed to operate the units until the expiration of their operating license.

Nuclear Decommissioning

     See Note 10-Nuclear Plant Decommissioning and Other of the accompanying Notes to Financial Statements for information relating to decommissioning of the five nuclear units in which ACE has an ownership interest.

     The Energy Policy Act states, among other things, that utilities with nuclear reactors must pay for the decommissioning and decontamination of the DOE nuclear fuel enrichment facilities. The total costs are estimated to be $150 million per year for 15 years, of which ACE's share is estimated to be $8.5 million. The Act provides that these costs are to be recoverable in the same manner as other fuel costs. ACE has recorded a liability of $6 million and a related regulatory asset of $6.4 million for such costs at December 31, 1995. ACE made its first payment related to this liability to the respective operating companies in September 1993 and continues to make payments as required. In ACE's 1993 LEC filing, the BPU approved a stipulation of settlement which included, among other things, the full LEC recovery of this and future assessments.

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

     On January 3, 1996, PS and ACE jointly filed with the BPU its 1995 Nuclear Decommissioning Cost updates pursuant to N.J.A.C. 14:5A-2 et seq. In order to comply with N.J.A.C. 14:5A-2.2(a)2, PS and ACE jointly filed NRC cost estimates for each of their five jointly owned nuclear units. These cost estimates are based on the NRC's existing generic formula. ACE and PS do not believe that these NRC generic estimates provide an accurate estimate of the cost of decommissioning the nuclear units. Inclusion of these NRC generic estimates should not be interpreted as a validation by ACE and PS of the appropriateness of these estimates for estimating the cost of decommissioning the nuclear units. ACE and PS believe these costs are best estimated with periodic site-specific studies. Such site-specific studies are currently being undertaken and upon completion will be filed with the BPU later in 1996.

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

     As a by-product of nuclear operations, nuclear generating units, including those in which ACE owns an interest, produce substantial amounts of low-level radioactive waste (LLRW). Such waste is presently accumulated on-site pending permanent storage in federally licensed disposal facilities located elsewhere. The Federal Low Level Radioactive Policy Act, as amended (LLRWPA), provides that each state must have a permanent storage faciity operational by January 1, 1996. ACE has been advised that to date Pennsylvania has met such requirements by entering into a compact with West Virginia, Maryland, Delaware and the District of Columbia. To date, New Jersey has complied with the LLRWPA requirements by entering into a compact with the State of Connecticut and certifying its capability to manage, store or dispose of low-level radioactive waste requiring disposal after December 31, 1992. ACE has been advised by PS and PECO that LLRW generated at Salem, Hope Creek and Peach Bottom is being temporarily stored in on-site facilities pending development of permanent disposal sites in New Jersey and Pennsylvania. PS's on-site facility, completed in September 1994, provides storage for 5 years from Hope Creek and Salem. It will be used for interim storage of radioactive materials and waste, and if it proves necessary in the future, to temporarily store waste until New Jersey provides a permanent disposal facility. PECO has advised that is has an on-site LLRW storage facility for Peach Bottom which will also provide at least 5 years of temporary storage. PECO has also advised that Pennsylvania is pursuing its own LLRW site development via state-selected candidate sites, along with a volunteer plan option. New Jersey has introduced a volunteer siting process to establish a LLRW disposal facility by the year 2000. Public meetings have been held across the state in an effort to provide information to and obtain feedback from the public. To date, there have been no volunteers identified. In June 1991, New Jersey enacted legislation providing for funding of an estimated $90 million cost of establishing a facility for disposal by 1998. Fee regulation provided for in the statute will permit the state to recover costs of such facility from waste generators.

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

     In April 1995, Atlantic Jersey Thermal Systems, Inc. (AJTS), a wholly-owned subsidiary of ATS, filed a petition with the BPU for an order declaring that AJTS not be deemed a "public utility" under New Jersey law subject to the BPU's jurisdiction by reason of either its ownership and operation of a proposed thermal energy production facility serving certain customers in Atlantic City or the sale of thermal energy therefrom. AJTS has proposed that its thermal energy services would not constitute the operation of facilities for public use, but will service a limited number of large, sophisticated energy consumers through individually-negotiated service agreements. The BPU has not yet issued a ruling and the final outcome cannot be determined at this time.

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

     The Federal Resource Conservation and Recovery Act of 1976
(RCRA) provides for the identification of hazardous waste and includes standards and procedures that must be followed by all persons that generate, transport, treat, store or dispose of hazardous waste. ACE has filed notifications and plans with the
U. S. EPA relating to the generation and treatment of hazardous waste at certain of its facilities and generating stations.

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

     The New Jersey Coastal Area Facility Review Act (CAFRA) requires applications to and permits from the NJDEP for construction of certain types of facilities within the "coastal area" as defined by CAFRA. Recent changes in regulations effective July 1994 may have substantive impact and are in the process of being finalized. Although the CAFRA regulations, as initially drafted, exclude certain utilities from the most rigorous portions of the regulations, electric utilities were not excluded. At the present time, the NJDEP indicates that the final rules will exclude electric lines and substation construction and maintenance from the definition of "public development". These activities will then be excluded from regulation. The regulations do not effect existing facilities or equipment and ACE does not presently have construction of such facilities or equipment planned. ACE will continue pursuit for the exemption.

     Public concern continues over the health effects from exposure to electric and magnetic fields (EMF). To date, there are not conclusive scientific studies to support such concerns. The New Jersey Commission on Radiation Protection (CORP) is considering promulgation of regulations which would authorize the NJDEP to review all new power line projects of 100 kilovolts or more. While the promulgation of such regulations may affect the design and location of ACE's existing and future electric power lines and facilities and the cost thereof, current discussions with CORP indicate that such regulations would not significantly impact ACE's operations. ACE's program of Prudent Field Management implements reasonable measures, at modest cost, to limit magnetic field levels in the design and location of new facilities. Such amounts as may be necessary to comply with any new EMF rules cannot be determined at this time and are not included in ACE's 1996-1998 estimated construction expenditures.

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

     ACE's wholly-owned B. L. England Units 1 and 2 and its jointly-owned Conemaugh Units 1 and 2, in which ACE has a 3.83% ownership interest, are affected by Phase I, and all of ACE's other fossil-fueled steam generating units are affected by Phase
II. The Keystone Station, in which ACE has a 2.47% ownership interest, is impacted by the sulfur dioxide provisions of Title IV of the CAAA during Phase II. In addition, all of ACE's fossil-fueled steam generating units will be affected by the nitrogen oxide provisions of the CAAA. Compliance with the legislation will cause ACE to incur additional capital and/or operating costs. On April 26, 1991, the NJDEP renewed ACE's expiring Certificates to Operate Control Apparatus or Equipment for the three generating units at B.L. England Station for a period of five years, expiring April 26, 1995. A draft renewal permit is currently under review by the NJDEP and is expected to be issued by the end of March 1996. The CAAA Title V operating permit, becoming effective in 1997, will supersede the current permitting requirements.

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

     The CAAA requires that reductions in nitrogen oxide (NOx) be made from the emissions of major contributing sources and each state must impose reasonable available control technologies on these major sources. NJDEP regulations adopted in November 1993 require that a compliance plan be filed with the NJDEP. ACE's compliance plan, filed April 22, 1994, has been accepted by the NJDEP. Draft permits for acceptable conditions are to be finalized before May 1996 with compliance by May 31, 1996. Preliminary capital expenditures are estimated at $7 million over the next five years to achieve compliance with Phase II NOx reductions. The necessary emission reductions are based on modeling results and regulatory agency discussions and could result in additional changes to equipment and in methods of operation and fuel, the extent of which has not been fully determined.

     Water

     The Federal Water Pollution Control Act, as amended (the Clean Water Act) provides for the imposition of effluent limitations to regulate the discharge of pollutants, including heat, into the waters of the United States. The Clean Water Act also requires that cooling water intake structures be designed to minimize adverse environmental impact. Under the Clean Water Act, compliance with applicable effluent limitations is to be achieved by a National Pollution Discharge Elimination System (NPDES) permit program to be administered by the EPA or by the state involved if such state establishes a permit program and water quality standards satisfactory to the EPA. Having previously adopted the New Jersey Pollution Discharge Elimination System (NJPDES), NJDEP assumed authority to operate the NJPDES permit program. During 1981, ACE received NJPDES permits for discharges to surface waters for all facilities with existing EPA-issued NPDES permits. During 1986, ACE received draft renewal permits for both B.L. England Station and Deepwater Station for discharges to surface waters as well as groundwater. ACE filed extensive comments with the NJDEP contesting the numerous newly-imposed conditions in both permits. The NJDEP subsequently issued final permits for both stations containing certain conditions which are unacceptable to ACE. ACE filed requests for adjudicatory hearings contesting the unacceptable conditions contained in the permits. ACE has reached a resolution with the NJDEP relating to groundwater permits at B.L. England Station which required ACE to conduct additional studies, which were completed in 1991. A draft NJPDES permit was issued in February 1994 to include past contested conditions and bring current permit limitations with respect to today's environment and technology. Most of the contested conditions were resolved with the issuance of the NPDES permit renewal effective January 1, 1995. ACE has adjudicated two minor issues related to permit conditions requiring that a pollutant reduction and a dilution study is being conducted to comply with the latest NJPDES requirements.


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

     Environmental control technology, generally, is in the process of further development and the implementation of such may require, in many instances, balancing of the needs for additional quantities of energy in future years and the need to protect the environment. As a result, ACE cannot estimate the precise effect of existing and potential regulations and legislation upon any of its existing and proposed facilities and operations, or the additional costs of such regulations. ACE's capital expenditures related to compliance with environmental requirements in 1995 amounted to $26.3 million, and its most recent estimate for such compliance for the years 1996-1998 is $54 million. Such estimates do not include amounts which ACE may be required to expend to comply with Phase II requirements of the CAAA at B.L. England Unit 1 and Keystone Station or the normal costs of compliance with radiation protection. Such additional costs which ACE may incur in affecting compliance with potential regulations and legislation are not included in the estimated construction costs for the period 1996-1998 (see "Construction
and Financing").   Future regulatory and legislative developments
may require ACE to further modify, supplement or replace equipment and facilities, and may delay or impede the construction and operation of new facilities, at costs which could be substantial. See Note 10 of the accompanying Notes to Financial Statements for further information.

Executive Officers

     Information concerning the Executive Officers of the Company and ACE, as of December 31, 1995, is set forth below. Executive Officers are elected by the respective Boards of Directors of the Company and ACE and may be removed from office at any time by a vote of a majority of all the Directors in office.

Name (age)                         Title(s) (effective date of
                                   election to current position(s)
Jerrold L. Jacobs (56)          President and Chief Executive Officer
                                of the Company and Chairman and Chief
                                Executive Officer of ACE (4/26/95).
Michael J. Chesser (47)         Senior Vice President of the Company
                                and President and Chief Operating
                                Officer of ACE (4/26/95),  Director
                                of ACE.
Michael J. Barron (46)          Vice President and Chief Financial
                                Officer of the Company and Senior
                                Vice President and Chief Financial
                                Officer of ACE (9/15/95). Director of
                                ACE.
James E. Franklin II (49)       Vice President, Secretary and General
                                Counsel to the Company and Senior
                                Vice President, Secretary and General
                                Counsel of ACE (4/26/95), Director of
                                ACE.
Meredith I. Harlacher, Jr.(53)  Vice President-Power System of the
                                Company and Senior Vice President-
                                Power System of ACE (4/26/95),
                                Director of ACE.
Henry K. Levari, Jr. (47)       Vice President-External Affairs of
                                the Company and Senior Vice
                                President-External Affairs of ACE
                                (4/26/95), Director of ACE.
Marilyn T. Powell (48)          Vice President of the Company and
                                Senior Vice President-Marketing of
                                ACE (11/9/95).  Director of ACE.
Scott B. Ungerer (37)           Vice President-Enterprise Activities
                                of the Company (4/26/95).
Louis M. Walters (43)           Treasurer of the Company (4/26/95)
                                and Vice President-Treasurer and
                                Assistant Secretary of ACE (1/31/95).
Ernest L. Jolly (43)            Vice President-Human Resources and
                                Transformation of the Company and ACE
                                (1/8/96).
J. David McCann (44)            Vice President-Strategic Customer
                                Support of ACE (4/28/93).
Henry C. Schwemm, Jr. (54)      Vice President-Power Generation &
                                Fuels Management of ACE (4/28/93).

     Prior to election to the positions above, the following officers held other positions with ACE (unless otherwise noted) since January 1, 1991:

J.L. Jacobs         President and Chief Executive Officer of the
                    Company and Chairman, President and Chief
                    Executive Officer of ACE (4/28/93).
M.J. Chesser        Senior Vice President of the Company and
                    Executive Vice President and Chief Operating
                    Officer of ACE (2/1/94).
                    Vice President-Marketing & Gas Operations,
                    Baltimore Gas & Electric Company
M.J. Barron         Vice President and Treasurer of Maxus Energy
                    Corporation, Dallas, Texas.
J.E. Franklin II    Secretary and General Counsel to the Company
                    and ACE (1/31/95); General Counsel to the
                    Company and ACE (10/1/94); Partner in the law
                    firm Megargee, Youngblood, Franklin &
                    Corcoran, P.A.
M.I. Harlacher, Jr. Vice President of the Company and Senior Vice
                    President-Utility Operations of ACE (8/9/91);
                    Vice President of the Company and Senior Vice
                    President-Energy Supply of ACE (4/28/93).
M.T. Powell         Vice President of the Company and Senior Vice
                    President-Marketing of ACE (9/16/94);
                    Director of marketing process, International
                    Business Machines Corporation.
H.K. Levari, Jr.    Vice President of the Company (8/13/86) and
                    Senior Vice President-Customer Operations of
                    ACE (9/17/94); Vice President of the Company
                    and Senior Vice President-Marketing and
                    Customer Operations of ACE (4/28/93).
E.L. Jolly          Vice President-Atlantic Transformation of ACE
                    (5/23/94); Vice President-External Affairs of
                    ACE (3/1/92);  Station Manager Deepwater
                    Generating Station-Dupont Area for ACE.
J.D. McCann         Vice President-Power Delivery of ACE
                    (8/9/91).
H.C. Schwemm, Jr.   Vice President-Production of ACE.
S.B. Ungerer        Vice President of the Company (1/17/94);
                    Manager, Business Planning Services (1/4/93);
                    Manager, Strategic Business Planning
                    (1/6/92);  Manager, Joint Generation.
L.M. Walters        Vice President-Treasurer and Assistant
                    Secretary of ACE (1/31/95); Vice President-
                    Treasurer and Secretary (4/28/94); Vice
                    President-Treasurer and Assistant Secretary
                    (4/28/93); General Manager, Treasury and
                    Finance (8/1/91).

ITEM 2   PROPERTIES

     Reference is made to the Financial Statements for information regarding investment in such property by the Company and ACE. Substantially all of ACE's electric plant is subject to the lien of the Mortgage and Deed of Trust under which First Mortgage Bonds of ACE are issued. Reference is made to Item 1 - Business "General" and "Energy Requirements and Power Supply" for information regarding ACE's properties. Information concerning leases is set forth in Note 10 of ACE's Notes to Financial Statements incorporated herein by reference. Information regarding electric generating stations is set forth in Item 1, Business-"Energy Requirements and Power Supply."


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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable

PART II
ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange. All of ACE's Common Stock is owned by the Company. At December 31, 1995, there were 48,683 holders of record of the Company's Common Stock. The following table indicates the high and low sale prices for the Company's Common Stock as reported in the Wall Street Journal-Composite Transactions, and dividends paid for the periods indicated:
                                                      Dividends
                                  High      Low       per Share
Common Stock:
 1995
     First Quarter             $19.000   $17.750       $ .385
     Second Quarter            $19.625   $17.875       $ .385
     Third Quarter             $19.875   $18.125       $ .385
     Fourth Quarter            $20.125   $19.000       $ .385

  1994
     First Quarter             $21.750   $19.875       $ .385
     Second Quarter            $21.500   $16.375       $ .385
     Third Quarter             $19.625   $16.125       $ .385
     Fourth Quarter            $18.250   $16.000       $ .385


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

ITEM 6   SELECTED FINANCIAL DATA
     Selected financial data for the Company and ACE for each of the last five years is listed below.

Atlantic Energy, Inc.
                        1995        1994          1993          1992        1991
                                   (Thousands of Dollars)
Operating
 Revenues            $ 953,137    $ 913,039   $  865,675   $  816,825  $  808,374
Net Income           $  81,768    $  76,113   $   95,297   $   86,210  $   85,635
Earnings per Average
  Common Share       $    1.55    $    1.41   $     1.80   $     1.67  $     1.75
Total Assets
 (Year-end)          $2,620,896   $2,545,555  $2,487,508   $2,219,338   $2,151,416
Long Term Debt and
 Redeemable Preferred
 Stock (Year-end)(b) $1,032,103   $  940,788  $  952,101   $  842,236  $  807,347
 Capital Lease
 Obligations
 (Year-end)(b)       $   40,886   $   42,030  $   45,268   $   49,303  $   53,093
 Common Dividends
 Declared            $     1.54   $     1.54  $    1.535   $    1.515  $    1.495

Atlantic City Electric Company


                        1995        1994          1993          1992        1991
                                   (Thousands of Dollars)
Operating
  Revenues           $ 953,779     $  913,226   $  865,799   $  816,931  $  808,482
Net Income           $  98,752     $   93,174   $  109,026   $  107,446  $  107,428
Earnings for Common
 Shareholder (a)     $  84,125     $   76,458   $   91,621   $   89,634  $   91,017
Total Assets
  (Year-end)         $2,461,907    $2,421,316   $2,363,584   $2,100,278  $2,042,859
Long Term Debt and
 Redeemable Preferred
 Stock (Year-end)(b) $  951,603    $  924,788   $  937,101   $  817,108  $  768,247
Capital Lease
 Obligations
 (Year-end)(b)       $   40,877    $   42,030   $   45,268   $   49,303  $   53,093
 Common Dividends
 Declared (a)        $   81,239    $   83,482   $   81,347   $   78,336  $   74,073


(a) Amounts shown as total, rather than on a per-share basis, since ACE is a wholly-owned subsidiary of the Company.
(b)  Includes current portion.
/TABLE

ITEM 7  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Financial Summary

     Consolidated operating revenues for 1995, 1994 and 1993 were $953.1 million, $913.0 million and $865.7 million, respectively. The increase in 1995 revenue over 1994 largely reflects a provisional increase in annual Levelized Energy Clause (LEC) revenues of $37.0 million granted in July 1995 and an increase in unbilled revenues. The increase in 1994 revenue from 1993 was primarily due to an increase of $55.0 million in LEC revenues effective July 1994, accompanied by an increase in sales of energy.

     Consolidated earnings per share for 1995 were $1.55 on net income of $81.8 million, compared with $1.41 on net income of $76.1 million in 1994 and $1.80 on net income of $95.3 million in 1993. The 1994 and 1993 earnings include reductions of $.37 and $.10 for special charges, respectively. Excluding the 1994 special charges, 1995 earnings per share decreased from 1994 primarily due to reduced sales of energy. Contributions to consolidated earnings per share were as follows:

                        1995           1994           1993
Utility                $1.59          $1.41          $1.73
Nonutility              (.04)           -              .07


     The quarterly dividend paid on Common Stock was $.385 per share, or an annual rate of $1.54 per share. Information with respect to Common Stock is as follows:


                                    1995        1994        1993
Dividends Paid Per Share          $ 1.54      $ 1.54      $ 1.53
Book Value Per Share              $15.48      $15.56      $15.62
Annualized Dividend Yield            8.0%        8.7%        7.0%
Return on Average Common Equity      9.9%        9.1%       11.7%
Total Return (Dividends paid
 plus change in share price)        18.0%      (11.9)%       0.6%
Market to Book Value                 124%        113%        139%
Price/Earnings Ratio                  12          13          12
Year End Closing Price-NYSE       $19.25      $17.63      $21.75

Liquidity and Capital Resources

Atlantic Energy, Inc.

Atlantic Energy, Inc. (AEI, Company or parent) is the parent of Atlantic City Electric Company (ACE) and Atlantic Energy Enterprises, Inc. (AEE), which are wholly-owned subsidiaries. The Company's cash flows are dependent on the cash flows of its subsidiaries, primarily ACE.

Principal cash inflows of the Company were as follows:

                               1995        1994        1993
(millions)
Dividends from ACE            $81.2       $83.2       $81.3
Credit Facility                34.5         -           -
Dividend Reinvestment
 and Stock Purchase Plan        -           6.7        16.2

     In September 1995, AEI established a $75 million revolving credit and term loan facility. The revolver is comprised of a 364-day senior revolving credit facility in the amount of $35 million and a three-year senior revolving credit facility in the amount of $40 million. Interest rates on borrowings are based on senior debt ratings and on the borrowing option selected by the Company. As of December 31, 1995, AEI had $34.5 million outstanding. This facility can be used to fund further acquisitions of Company Common Stock and for other general corporate purposes.

Principal cash outflows of the Company were as follows:

                                   1995       1994       1993
(Millions)
Dividends to Shareholders         $81.2      $83.2      $81.3
Advances and Capital
 Contributions to Subsidiaries*    (6.7)      25.6       29.8
Common Stock Reacquisitions        29.6        3.9        -
Loans to Subsidiaries               7.5         -         -
* Net of repayments

     The Company has a program to reacquire up to three million shares of the Company's Common Stock outstanding. There is no schedule or specific share price target associated with the reacquisitions. The authorized number of shares is not to be affected. During 1995, the Company reacquired and cancelled 1,625,000 shares for a total cost of $29.6 million with prices ranging from $17.625 to $18.875 per share. At December 31, 1995, the Company has reacquired and cancelled 1,846,700 shares of its Common Stock at a total cost of $33.5 million.

     Current year Dividends Declared on Common Stock as presented on the Consolidated Statement of Cash Flows includes the effects of market purchases of Common Stock with reinvested dividends as instituted since July 1994. Prior to this, funds were available to the Company from the issuance of original shares through optional cash purchases and reinvested dividends.

     Agreements between the Company and its subsidiaries provide for allocation of tax liabilities and benefits generated by the respective subsidiaries. A separate credit support agreement exists between the Company and ATE.






Atlantic City Electric Company

     ACE is a public utility primarily engaged in the generation, transmission, distribution and sale of electric energy. ACE's service territory encompasses approximately 2,700 square miles within the southern one-third of New Jersey with the majority of customers being residential and commercial. ACE, with its wholly-owned subsidiary that operates certain generating facilities, is the principal subsidiary within the consolidated group. Cash construction expenditures for 1993-1995 amounted to $359.0 million and included expenditures for upgrades to existing transmission and distribution facilities and compliance with provisions of the Clean Air Act Amendments (CAAA) of 1990. ACE's current estimate of cash construction expenditures for 1996-1998 is $255 million. These estimated expenditures reflect necessary improvements to generation, transmission and distribution facilities.

     ACE also utilizes cash for mandatory redemptions of Preferred Stock and maturities and redemption of long term debt. Optional redemptions of securities are reviewed on an ongoing basis with a view toward reducing the overall cost of capital. Redemptions of Preferred Stock (at par or stated value) for the period were as follows:

                                    1995      1994      1993
Preferred Stock
  (Series)
   9.96% (Shares)                     -         -       48,000
  $8.53  (Shares)                  240,000   240,000      -
  $8.25  (Shares)                    5,000     5,000     5,000

  Aggregate Amount (000)           $24,500   $24,500    $5,300

First Mortgage Bonds redeemed, acquired and retired or matured in the period 1993-1995 were as follows:

    Date                 Series            Principal     Price(%)
                                             Amount
                                              (000)
October 1995         9-1/4% due 2019       $ 53,857      105.15
October 1995        10-1/2% due 2014            850      101.00
November 1994        7-5/8% due 2005          6,500      100.00
June 1994           10-1/2% due 2014         23,150      102.00
Various 1994 Dates   9-1/4% due 2019         11,910      105.38*
September 1993       9-1/4% due 2019         69,233      110.95*
September 1993       8-7/8% due 2016        125,000      104.80
March 1993           8-7/8% due 2000         19,000      102.41
March 1993           8%     due 2001         27,000      102.53
March 1993           8%     due 1996         95,000      100.91
March 1993           4-3/8% due 1993          9,540      100.00

* Average price

     Scheduled debt maturities and sinking fund requirements aggregate $113.8 million for 1996-1998.

     On or before April 1 of each year, ACE and other New Jersey utilities are required to pay excise taxes to the State of New Jersey. In March 1995, ACE paid $98.7 million funded through the issuance of short term debt. In 1994 and 1993, ACE paid an additional $50 million and $45 million, respectively, for the accelerated payment of one year's tax due as required by amended state law. These accelerated payments are being recovered through rates.

     During 1995, ACE made $19.1 million in payments related to its workforce reduction program. ACE expects payments and settlement of the remaining obligation for this program of $7.5 million to be substantially completed by the end of 1996.

     On an interim basis, ACE finances construction costs and other capital requirements in excess of internally generated funds through the issuance of unsecured short term debt consisting of commercial paper and borrowings from banks. As of December 31, 1995, ACE has arranged for lines of credit of $150 million of which $119.5 million was available. Permanent financing by ACE is undertaken by the issuance of long term debt and Preferred Stock, and at times from capital contributions by AEI. ACE's nuclear fuel requirements associated with its jointly-owned units have been financed through arrangements with a third party.

     A summary of the issue and sale of ACE's long term debt for 1993-1995 is as follows:

(millions)                  1995       1994       1993
First Mortgage Bonds          -          -        $225
Medium Term Notes           $105         -         240
Pollution Control Bonds       -         $55          4

     The proceeds from these financings were used to refund higher cost debt and for construction purposes. During 1996-1998, ACE may issue up to $150 million in new long term debt to be used for construction and repayment of short term debt. The provisions of ACE's charter, mortgage and debenture agreements can limit, in certain cases, the amount and type of additional financing which may be used. At December 31, 1995, ACE estimates additional funding capacities of $288 million of First Mortgage Bonds, or $490 million of Preferred Stock, or $413 million of unsecured debt. These amounts are not necessarily additive.

Atlantic Energy Enterprises, Inc.

     On January 1, 1995, AEI transferred direct ownership of its existing nonutility companies to AEE. AEE is a holding company which is responsible for the management of the investments in the nonutility companies consisting of: Atlantic Generation, Inc. (AGI); Atlantic Southern Properties, Inc. (ASP); ATE Investment, Inc. (ATE); Atlantic Thermal Systems, Inc. (ATS); CoastalComm, Inc. (CCI) and Atlantic Energy Technology, Inc. (AET). Also, AEE has a 50% equity interest in a limited liability company which provides energy management services, including natural gas supply, transportation and marketing. Management of the nonutility companies has developed a five-year business strategy to expand operations and improve its financial performance. AEE's business strategy reflects the potential investment of approximately $400 million over the next five years.

Atlantic Generation, Inc.

     AGI and its wholly-owned subsidiaries are engaged in the development, acquisition, ownership and operation of cogeneration power projects. AGI's activities through its subsidiaries are primarily represented by partnership interests in three cogeneration facilities located in New Jersey and New York. At December 31, 1995, total investments in these partnerships amounted to $30.6 million. Cash outlays for capital investments by AGI for 1993-1995 totaled $7.5 million. AGI obtained the funds for its investments through capital contributions from AEI.
Atlantic Southern Properties, Inc.

     ASP owns and manages a 280,000 square-foot commercial office and warehouse facility located in southern New Jersey with a net book value of $10.1 million at December 31, 1995. This investment has been funded by capital contributions from AEI and borrowings under a loan agreement with ATE.

ATE Investment, Inc.

     ATE provides funds management and financing to affiliates and manages a portfolio of investments in leveraged leases. ATE has invested $79.0 million in leveraged leases of three commercial aircraft and two containerships. ATE obtained funds for its business activities and loans to affiliates through capital contributions from AEI and external borrowings. These borrowings include $15 million principal amount of 7.44% Senior Notes due 1999 and a revolving credit and term loan facility of up to $25 million. At December 31, 1995, $18.5 million was outstanding under this facility. ATE's cash flows are provided from lease rental receipts and realization of tax benefits generated by the leveraged leases. ATE has notes receivable, including interest, outstanding with ASP which totaled $9.4 million at December 31, 1995. ATE has established a $10 million revolving credit agreement with ATS, of which $522 thousand was receivable, including interest, from ATS at December 31, 1995. ATE has established credit arrangements with AEE, of which $9.6 million was receivable, including interest, from AEE at December 31, 1995.

Atlantic Thermal Systems, Inc.

     ATS and its wholly-owned subsidiaries are engaged in the development and operation of thermal heating and cooling systems. ATS has invested $11.9 million as of December 31, 1995. ATS is authorized to make $88 million in capital expenditures related to a district heating and cooling system to serve the business and casino district in Atlantic City, New Jersey. ATS has obtained funds for its project development through loans from AEI and has established a $10 million revolving credit agreement with ATE. Additional funding for the project is expected from $12.5 million borrowed from the proceeds of bonds issued by the New Jersey Economic Development Authority with an initial rate of interest of 3.70%. These funds are currently restricted in trust pending resolution of certain loan conditions. Satisfaction of these conditions and use of the funds is expected in 1996.

CoastalComm, Inc.

     Formed in November 1995, CCI invested $5.2 million in a joint venture pursuing telecommunication technology.

Atlantic Energy Technology, Inc.

     AET is currently concluding the affairs of its subsidiary, which is its sole investment. The net investment in this subsidiary is nominal. Provisions for the write down of this investment to its current book value had been made in prior years. There are no future plans for investment activity at this time by AET.

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

Revenues

     Operating Revenues - Electric increased 4.4% and 5.5% in 1995 and 1994, respectively. Components of the overall changes are shown as follows:

                                         1995         1994
(millions)
Levelized Energy Clause                $ 49.2        $30.3
Kilowatt-hour Sales                     (10.0)         9.6
Unbilled Revenues                        16.6         (7.3)
Sales for Resale                        (11.9)        17.8
Other                                    (3.8)        (3.0)
Total                                  $ 40.1        $47.4

     LEC revenues increased in 1995 due to a provisional rate increase of $37.0 million in July 1995 and a $55 million increase in July 1994. Changes in kilowatt-hour sales are discussed under "Billed Sales to Ultimate Utility Customers." Overall, the combined effects of changes in rates charged to customers and kilowatt-hour sales resulted in increases of 5.9% and 3.1% in revenues per kilowatt-hour in 1995 and 1994, respectively. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which are affected by weather and economic conditions, and the corresponding price per kilowatt-hour. The changes in Sales for Resale are a function of ACE's energy mix strategy, which in turn is dependent upon ACE's needs for energy, the energy needs of other utilities participating in the regional power pool of which ACE is a member, and the sources and prices of energy available. The decline in the 1995 Sales for Resale reflects a decrease in the demand of the power pool, the decline in market prices and a reduction in excess energy sources when compared to the previous year. The decrease in supplemental excess energy sources reflect the expiration of a 200 megawatt purchase capacity arrangement in May 1994, and expiration of other short term purchase contracts. The increase in Sales for Resale for 1994 was the result of being able to meet the demands of the regional power pool due to the extreme weather conditions during the first six months of 1994.

Billed Sales to Ultimate Utility Customers

     Changes in kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the previous year, are shown as follows:

                        1995                      1994
                         Avg    Avg #              Avg    Avg #
Customer Class   Sales   Use   of Cust     Sales   Use   of Cust
Residential      (2.0)% (3.1)%  1.2%        1.5 %  .4 %  1.1%
Commercial        1.4    (.1)   1.5         2.6    .5    2.1
Industrial       (7.4)  (9.0)   1.7        (2.9) (3.8)    .9
Total            (1.4)  (2.6)   1.2         1.3    -     1.2

     The 1995 decrease in total sales was attributable to weather conditions that led to below normal electricity consumption for a majority of the year and a decreased number of billing days in 1995 compared to 1994. The 1994 increase in total sales was due to an increase in the number of billing days in 1994 compared to 1993 and, to a lesser extent, weather. The Commercial sector experienced continued growth during 1995 due to sales increases across all the major commercial subsectors. Commercial growth in both years benefitted from night lighting programs. The sales declines in the Industrial sector are primarily related to the impact of two former customers taking energy service from independent power producers commencing in June 1994 and January 1995.

Costs and Expenses

     Total Operating Expenses increased 5.9% and 7.6% in 1995 and
1994, respectively. Included in these expenses are the costs of energy, purchased capacity, operations, maintenance, depreciation and taxes.

     Energy expense reflects costs incurred for energy needed to meet load requirements, various energy supply sources used and operation of the LECs. Changes in costs reflect the varying availability of low-cost generation from ACE-owned and purchased energy sources, and the corresponding unit prices of the energy sources used, as well as changes in the needs of other utilities participating in the PJM power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Excluding the effects of SNJEI (discussed below), earnings generally are not affected by energy costs because these costs are adjusted to match the associated LEC revenues. In any period, the actual amount of LEC revenue recovered from customers may be greater or less than the actual amount of energy cost incurred in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the Consolidated Balance Sheet as a liability or an asset as appropriate. Amounts in the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. ACE was underrecovered by $31.4 million and by $11 million at December 31, 1995 and 1994, respectively. The increase in 1995 is due to the combination of the election to defer recovery of $20.6 million of recoverable fuel costs, lower than projected kilowatt-hour sales and greater than projected purchased fuel as replacement for Salem Station generation.

     As a result of implementing the Southern New Jersey Economic Initiative (SNJEI), ACE is forgoing the recovery of energy costs in LEC rates in the amount of $10.0 million and $28.0 million for the 1995 and 1994 LEC periods, respectively. After tax net income has been reduced by $12.2 million and $10.1 million due to the effects of the initiative for 1995 and 1994, respectively.

     Energy expense decreased 9.0% in 1995 primarily due to the increase in underrecovered fuel costs, offset in part by the effects of the SNJEI referred to above. In 1994, Energy expense increased 32.7% due to the SNJEI and the increase in the levelized energy clause that reduced underrecovered fuel costs. Production-related energy costs for 1995 decreased 1.9% due to reduced generation. The average unit cost of energy decreased to 2.02 cents per kilowatt-hour in 1995 compared to 2.04 cents per kilowatt-hour in 1994. Production-related energy costs for 1994 increased by 19.9% due to increased overall generation and the high cost of energy from additional nonutility sources. The 1993 cost per kilowatt-hour was 1.82 cents.

     Purchased Capacity expense reflects entitlement to generating capacity owned by others. Purchased Capacity expense increased 45.5% and 18.2% in 1995 and 1994, respectively. The increases reflect additional contract capacity supplied by nonutility power producers in each year.

     Operations expense decreased 2.8% and 3.5% in 1995 and 1994, respectively. These decreases reflect the benefits of ACE's restructuring programs, initiated in 1993 and 1994. The 1995 decrease was offset in part by the additional costs associated with Salem Station restart activities. Net after tax savings approximated $8 million in 1995 related to the workforce reduction recorded in 1994. Employee separations throughout ACE of approximately 300 employees largely occurred on March 1, 1995. The original estimate of net after tax savings of $10 million was based on a full-year assessment. Maintenance expense decreased 8.5% and 17.2% in 1995 and 1994, respectively, due to cost saving measures.

     Depreciation and Amortization expense increased 7.0% and 7.9% in 1995 and 1994, respectively, as a result of continued increases in ACE's depreciable electric plant in service.

     State Excise Taxes expense increased 5.9% in 1995 due to an increase in the tax base used to calculate the tax in comparison to the 1994 tax base. In 1994, State Excise Taxes expense decreased 6.9% relative to the higher tax assessment in 1993.

     Federal Income Taxes increased 7.9% in 1995 and decreased 6.1% in 1994 as a result of the level of taxable income during those periods.

     Employee Separation costs is the provision by ACE in 1994 for the reduction of its workforce. Other-Net within Other Income (Expense) decreased in 1994 due to the net after-tax impacts of the write-off of deferred nuclear study costs of $1.4 million and the write-down of the carrying value of ASP's commercial property of $1.7 million. The Litigation Settlement for 1993 represents an additional allocation to customers of the proceeds from the 1992 settlement associated with the Peach Bottom Station shut down in prior years.

     Interest on Long Term Debt increased 5.2% in 1995 due to increased amounts of debt outstanding during the year. In 1994, interest on long term debt decreased 3.4% due to refunding of higher cost debt. At December 31, 1995, 1994 and 1993, ACE's embedded cost of long term debt was 7.5%, 7.6% and 7.8%, respectively.

     Preferred Stock Dividend Requirements decreased 12.5% and 4% in 1995 and 1994, respectively, as a result of continuing mandatory and optional redemptions. Embedded cost of Preferred Stock as of December 31, 1995, 1994 and 1993 was 7.4%, 7.6% and 7.7%, respectively.

Outlook

     Over the next five years, AEI will devote considerable resources to the development of energy-related businesses and markets. AEE's business plan calls for additional investments of $400 million. AEE's investment strategy will further its long term objectives of becoming a wholesale energy supplier and aggregator as well as a provider of energy services for its customers. AEE also expects to make additional investments in energy-related technologies and services while continuing to pursue strategic business alliances and services that will support its growth and financial performance. AEE's business plan indicates a positive contribution to earnings in 1996.

     Throughout this period, however, ACE's utility business will continue to be the primary factor influencing the Company's overall financial performance. Factors such as regional economic trends, abnormal weather conditions and inflation will continue to be important determinants of ACE's financial performance. However, continued competition from independent power producers and the anticipated deregulation of the electric utility industry are becoming the most critical strategic factors for ACE.

     Fundamental changes in the industry have led to the emergence of significant competitive issues for ACE, including heightened competition in the wholesale bulk power market, the growth of the independent power industry and the pressure to offer more competitive rates to customers.

     ACE is closely monitoring deregulation of the industry on both a state and Federal level. The Federal Energy Regulatory Commissions'
(FERC) on-going rulemaking proceeding is proposing changes to rules governing transmission access and pricing. FERC is also establishing guidelines for recovery of stranded costs and investments stemming from wholesale transactions. In response to FERC's initiative, the power pool in which ACE participates has proposed significant changes to its structure and operation.

     State jurisdictions across the country, including New Jersey, are closely examining the issues surrounding deregulation or are creating new regulations designed to foster a more competitive industry. ACE is playing an active role in the BPUs on-going Energy Master Plan proceeding. Among other things, the proceeding is investigating the extent to which utilities, in a competitive environment, may be threatened with the inability to recover investments or long term commitments prudently made, and placed into rates under traditional ratemaking regulations. To date, the BPU has made no formal policy pronouncement regarding deregulation or the recovery of stranded commitments.

In anticipation of heightened competition in energy markets, ACE is pursuing a number of initiatives designed to strengthen its position in the marketplace. The cost of ACE's power supply, including the cost of power purchased from independent power producers, along with its retail prices are expected to be critical success factors in a competitive marketplace. ACE is focusing on cost and rate control measures as well as the development of new energy-related products and services. To allow for more flexibility and closer cost control, ACE transferred its production operations to its subsidiary, Deepwater Operating Company, on January 1, 1996. Alternate pricing mechanisms and long term discount power contracts are being explored as a means of retaining key customers that are at risk of leaving ACE's system. While any such discounts are intended to have a long term beneficial impact, they could have a detrimental effect on ACE's operating revenues and net income in the short term.

ACE's net income and its levelized energy adjustment rates may be affected by the operational performance of nuclear generating facilities and a BPU-mandated nuclear unit performance standard. Net income may also be affected by significant changes in the decommissioning costs associated with the nuclear units. At this time, it is not known what impact there may be on future operations and financial condition associated with the uncertain status of Salem Station Unit 1.

The electric utility industry continues to be capital intensive. ACE has lowered its planned construction budget to $398 million for 1996-2000, with an expected reduction in its external cash requirements. ACE's ability to generate cash flows or access the capital markets to fund capital requirements will be affected by competitive pressures on revenues and net income, as well as regulatory initiatives and rate developments.

The FASB issued two new statements in 1995 - Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement No. 123 "Accounting for Stock-Based Compensation". Both statements are effective for the Company in 1996. Statement No. 121 primarily concerns accounting for the impairment and disposal of property, plant and equipment. Statement No. 123 permits a fair value-based method to account for stock-based compensation as an alternative to the intrinsic value-based method currently permitted. The Company currently employs stock-based compensation which has not had a material impact on the financial statements. The Company has not yet fully assessed the impacts on its financial statements of the requirements of these new accounting standards.

Inflation

Inflation affects the level of operating expenses and also the cost of new utility plant placed in service. Traditionally, the rate making practices that have applied to ACE have involved the use of historical test years and the actual cost of utility plant. However, the ability to recover increased costs through rates, whether resulting from inflation or otherwise, depends upon both market circumstances and the frequency, timing and results of rate case decisions.

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

Management has established a system of internal accounting and financial controls and procedures designed to provide reasonable assurance as to the integrity and reliability of financial reporting. In any system of financial reporting controls, inherent limitations exist. Management continually examines the effectiveness and efficiency of this system, and actions are taken when opportunities for improvement are identified. Management believes that, as of December 31, 1995, the system of internal accounting and financial controls over financial reporting is effective. Management also recognizes its responsibility for fostering a strong ethical climate in which the Company's affairs are conducted according to the highest standards of corporate conduct. This responsibility is characterized and reflected in the Company's code of ethics and business conduct policy.

The financial statements have been audited by Deloitte & Touche LLP, Certified Public Accountants. Deloitte & Touche provides objective, independent audits as to management's discharge of its responsibilities insofar as they relate to the fairness of the financial statements. Their audits are based on procedures believed by them to provide reasonable assurance that the financial statements are free of material misstatement.

The Company's internal auditing function conducts audits and appraisals of the Company's operations. It evaluates the system of internal accounting, financial and operational controls and compliance with established procedures. Both the external auditors and the internal auditors periodically make recommendations concerning the Company's internal control structure to management and the Audit Committee of the Board of Directors. Management responds to such recommendations as appropriate in the circumstances. None of the recommendations made for the year ended December 31, 1995 represented significant deficiencies in the design or operation of the Company's internal control structure.


J. L. Jacobs
President and Chief Executive Officer


M. J. Barron
Vice President and Chief Financial Officer

February 2, 1996

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors is comprised solely of independent directors. The members of the Committee are: Matthew Holden, Jr., Kathleen MacDonnell, Bernard J. Morgan and Harold J.
Raveche.  The Committee held five meetings during 1995.

The Committee oversees the Company's financial reporting process on behalf of the Board of Directors. In fulfilling its responsibility, the Committee recommended to the Board of Directors, subject to shareholder ratification, the selection of the Company's independent auditors, Deloitte & Touche LLP. The Committee discussed with the Company's internal auditors and Deloitte & Touche the overall scope of and specific plans for their respective activities concerning the Company. The Committee meets regularly with the internal and external auditors, without management present, to discuss the results of their activities, the adequacy of the Company's system of accounting, financial and operational controls and the overall quality of the Company's financial reporting. The meetings are designed to facilitate any private communication with the Committee desired by the internal and external auditors. No significant actions by the Committee were required during the year ended December 31, 1995 as a result of any communications conducted.



Matthew Holden, Jr.
Chairman, Audit Committee

February 2, 1996

INDEPENDENT AUDITORS' REPORT





To the Shareholders and the Board of Directors of Atlantic Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantic Energy, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atlantic Energy, Inc. and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Parsippany, New Jersey

February 2, 1996

CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
                                    For the Years Ended December 31,
                                     1995         1994         1993
Operating Revenues-Electric        $953,137     $913,039     $865,675

Operating Expenses:
Energy                              191,766      210,891      159,438
Purchased Capacity                  190,570      130,929      110,781
Operations                          152,060      156,409      162,151
Maintenance                          34,379       37,568       45,360
Depreciation and Amortization        78,461       73,344       67,950
State Excise Taxes                  102,811       97,072      104,280
Federal Income Taxes                 45,876       42,529       45,277
Other Taxes                           8,677       10,757       10,854
Total Operating Expenses            804,600      759,499      706,091

Operating Income                    148,537      153,540      159,584

Other Income and Expense:
Allowance for Equity Funds Used
 During Construction                    817        3,634        2,368
Employee Separation Costs,
 net of tax benefit of $9,265          -         (17,335)        -
Litigation Settlement, net of tax
 benefit of $1,321                     -            -          (2,564)
Other-Net                             8,241        8,678       12,884
Total Other Income and Expense        9,058       (5,023)      12,688

Income Before Interest Charges      157,595      148,517      172,272

Interest Charges:
Interest on Long Term Debt           60,329       57,346       59,385
Other Interest Expense                2,550        1,114        1,633
Total Interest Charges               62,879       58,460       61,018
Allowance for Borrowed Funds
 Used During Construction            (1,679)      (2,772)      (1,448)
Net Interest Charges                 61,200       55,688       59,570
Less Preferred Stock Dividend
 Requirements of Subsidiary          14,627       16,716       17,405

Net Income                         $ 81,768     $ 76,113     $ 95,297

Average Number of Shares of Common
 Stock Outstanding(in thousands)     52,815       54,149       52,888
Per Common Share:
Earnings                              $1.55        $1.41        $1.80
Dividends Declared                    $1.54        $1.54        $1.535
Dividends Paid                        $1.54        $1.54        $1.53


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
                                      For the Years Ended December 31,
                                         1995       1994       1993
Cash Flows Of Operating Activities:
Net Income                            $ 81,768   $ 76,113   $ 95,297
Deferred Purchased Power Costs          15,721     14,920     (6,050)
Deferred Energy Costs                  (20,435)    (3,819)   (15,269)
Preferred Stock Dividend Requirements   14,627     16,716     17,405
Depreciation and Amortization           78,461     73,344     67,950
Deferred Income Taxes-Net               25,946     17,863     20,901
Unrecovered State Excise Taxes           9,560    (40,128)   (33,706)
Employee Separation Costs              (19,112)    26,600       -
Net (Increase) Decrease in Other
 Working Capital                       (43,068)   (21,472)    30,088
Other-Net                                4,893     (2,457)     1,534
Net Cash Provided by Operating
 Activities                            148,361    157,680    178,150
Cash Flows Of Investing Activities:
Utility Construction Expenditures     (100,904)  (119,961)  (138,111)
Leased Property                        (10,446)   (10,713)    (9,946)
Decommissioning Trust Fund Deposits     (6,424)    (6,424)    (6,424)
Other-Net                              (22,596)   (11,276)    (9,832)
Net Cash Used by Investing Activities (140,370)  (148,374)  (164,313)

Cash Flows Of Financing Activities:
Proceeds from Long Term Debt           168,904     54,572    464,633
Retirement and Maturity of Long Term
 Debt                                  (57,489)   (42,664)  (370,541)
Increase (Decrease) in Short Term Debt  21,945      8,600    (14,600)
Proceeds from Common Stock Issued         -        10,289     16,208
Repurchase of Common Stock             (29,626)    (3,909)      -
Redemption of Preferred Stock          (24,500)   (24,500)    (5,469)
Dividends Declared on Preferred Stock  (14,627)   (16,716)   (17,405)
Dividends Declared on Common Stock     (81,088)   (75,829)   (67,259)
Other-Net                                9,067     12,330      8,584
Net Cash (Used) Provided by Financing
 Activities                             (7,414)   (77,827)    14,151
Net Increase (Decrease) in Cash and
 Temporary Investments                     577    (68,521)    27,988
Cash and Temporary Investments,
 beginning of year                       5,114     73,635     45,647
Cash and Temporary Investments,
 end of year                          $  5,691   $  5,114   $ 73,635

Supplemental Schedule of Payments:
Interest                              $ 61,160   $ 62,855   $ 52,765
Income taxes                          $ 30,769   $ 23,374   $ 19,565
Noncash Financing Activities:
Common Stock issued under stock plans $    137   $  7,652   $ 14,088


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                   December 31,
                                                1995          1994
Assets
Electric Utility Plant:
In Service:
  Production                                 $1,187,169    $1,151,661
  Transmission                                  366,242       357,389
  Distribution                                  691,830       659,619
  General                                       183,935       180,204
Total In Service                              2,429,176     2,348,873
Less Accumulated Depreciation                   794,479       725,999
Net                                           1,634,697     1,622,874
Construction Work in Progress                   119,270       110,078
Land Held for Future Use                          6,941         6,941
Leased Property-Net                              40,878        42,030
Electric Utility Plant-Net                    1,801,786     1,781,923

Investments and Nonutility Property:
Investment in Leveraged Leases                   78,959        78,216
Nuclear Decommissioning Trust Fund               61,802        52,004
Nonutility Property and Equipment-Net            22,743        18,163
Other Investments and Funds                      52,780        28,940
Total Investments and Nonutility Property       216,284       177,323

Current Assets:
Cash and Temporary Investments                    5,691         5,114
Accounts Receivable:
  Utility Service                                66,099        54,554
  Miscellaneous                                  17,477        14,067
  Allowance for Doubtful Accounts                (3,300)       (3,300)
Unbilled Revenues                                41,515        32,070
Fuel (at average cost)                           25,459        28,030
Materials and Supplies (at average cost)         25,434        27,823
Working Funds                                    14,421        14,475
Deferred Energy Costs                            31,434        10,999
Deferred Income Taxes                              -           12,264
Prepaid Excise Tax                               10,753         5,287
Other                                            13,339         6,596
Total Current Assets                            248,322       207,979

Deferred Debits:
Unrecovered Purchased Power Costs                99,817       115,538
Recoverable Future Federal Income Taxes          85,858        85,854
Unrecovered State Excise Taxes                   64,274        73,834
Unamortized Debt Costs                           39,004        38,184
Other Regulatory Assets                          54,568        47,055
Other                                            10,983        17,865
Total Deferred Debits                           354,504       378,330

Total Assets                                 $2,620,896    $2,545,555

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                   December 31,
                                                1995           1994

Liabilities and Capitalization
Capitalization:
Common Shareholders' Equity:
Common Stock, no par value; 75,000,000
 shares authorized; issued and outstanding:
 1995 - 52,531,878; 1994 - 54,155,245        $  563,436     $  593,475
Retained Earnings                               249,741        249,181
Total Common Shareholders' Equity               813,177        842,656
Preferred Stock:
 Not Subject to Mandatory Redemption             40,000         40,000
 Subject to Mandatory Redemption                114,750        149,250
Long Term Debt                                  829,856        778,288
Total Capitalization (excluding current
  portion)                                    1,797,783      1,810,194

Current Liabilities:
Preferred Stock Redemption Requirement           22,250         12,250
Long Term Debt                                   65,247          1,000
Short Term Debt                                  30,545          8,600
Accounts Payable                                 60,858         66,080
Taxes Accrued                                     3,450         10,409
Interest Accrued                                 20,315         19,168
Dividends Declared                               23,490         24,681
Accrued Employee Separation Costs                 7,488         26,600
Deferred Income Taxes                             2,569           -
Other                                            20,554         19,813
Total Current Liabilities                       256,766        188,601

Deferred Credits and Other Liabilities:
Deferred Income Taxes                           425,875        412,574
Deferred Investment Tax Credits                  49,112         51,646
Capital Lease Obligations                        40,227         41,111
Other                                            51,133         41,429
Total Deferred Credits and Other Liabilities    566,347        546,760

Commitments and Contingencies (Note 10)

Total Liabilities and Capitalization         $2,620,896     $2,545,555


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.










CONSOLIDATED STATEMENT OF CHANGES IN
COMMON SHAREHOLDERS' EQUITY
(Thousands of Dollars)
                                                Common      Retained
                                  Shares        Stock       Earnings

Balance, December 31, 1992      52,198,624     $549,147     $242,768
Common Stock issued              1,308,162       30,296
Net Income                                                    95,297
Capital stock expense of
 subsidiary                                                     (169)
Dividends on Common Stock                                    (81,347)
Balance, December 31, 1993      53,506,786      579,443      256,549
Common Stock issued                870,159       17,941
Common Stock repurchased          (221,700)      (3,909)
Net Income                                                    76,113
Dividends on Common Stock                                    (83,481)
Balance, December 31, 1994      54,155,245      593,475      249,181
Common Stock issued*                 1,633         (413)
Common Stock repurchased        (1,625,000)     (29,626)
Net Income                                                    81,768
Dividends on Common Stock                                    (81,208)
Balance, December 31, 1995      52,531,878     $563,436     $249,741

*Included in Common Stock issued are amounts associated with adjustments made for employee stock plans.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
Note 1. SIGNIFICANT ACCOUNTING POLICIES

Organization - Atlantic Energy, Inc. (the Company, AEI or parent) is the parent of Atlantic City Electric Company (ACE) and Atlantic Energy Enterprises, Inc. (AEE), which are wholly-owned subsidiaries. ACE is a public utility primarily engaged in the generation, transmission, distribution and sale of electric energy. ACE's service territory encompasses approximately 2,700 square miles within the southern one-third of New Jersey with the majority of customers being residential and commercial. ACE, with its wholly-owned subsidiary that operates certain generating facilities, is the principal subsidiary within the consolidated group. On January 1, 1995, AEI transferred direct ownership of its existing nonutility companies to AEE. AEE is a holding company which is responsible for the management of the investments in the nonutility companies consisting of: Atlantic Generation, Inc. (AGI), Atlantic Southern Properties, Inc. (ASP), ATE Investment, Inc. (ATE), Atlantic Thermal Systems, Inc. (ATS), CoastalComm, Inc. (CCI) and Atlantic Energy Technology, Inc.
(AET). AGI and its wholly-owned subsidiaries are engaged in the development, acquisition, ownership and operation of cogeneration power projects. AGI's activities, through its subsidiaries, are represented by partnership interests in three cogeneration facilities located in New Jersey and New York. ASP owns and manages a commercial office and warehouse facility located in southern New Jersey. ATE provides funds management and financing to affiliates and manages a portfolio of investments in leveraged leases for equipment used in the airline and shipping industries. ATS and its wholly-owned subsidiaries are engaged in the development and operation of thermal heating and cooling systems. AET is presently concluding the affairs of its subsidiary, which is its sole investment and only activity. CCI was formed in November 1995 and manages investments in telecommunication technology. AEE also has a 50% equity interest in a limited liability company which provides energy management services, including natural gas supply, transportation and marketing.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. ACE and AEE consolidate their respective subsidiaries. Ownership interests in other entities, between 20% and 50%, where control is not evident, are accounted for using the equity method by recognizing a proportionate share of the results of operations of that investment. The results of operations of the nonutility companies are not significant to the results of the Company and are classified under Other Income in the Consolidated Statement of Income.






Regulation - The accounting policies and rates of service for ACE are subject to the regulations of the New Jersey Board of Public Utilities (BPU) and in certain respects to the Federal Energy Regulatory Commission (FERC). ACE follows generally accepted accounting principles (GAAP) and financial reporting requirements employed by all industries as specified by the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC). However, accounting for rate regulated industries may depart from GAAP applied by other industries as permitted by Statement of Financial Accounting Standards No. 71 (SFAS No. 71). SFAS No. 71 provides guidance on circumstances where the economic effect of a regulator's decision warrants different applications of GAAP as a result of the ratemaking process. In setting rates, a regulator may provide recovery of an incurred cost in a year or years other than the year the cost is incurred. As permitted by SFAS No. 71, costs ordered by a regulator to be deferred or capitalized for future recovery are recorded as a regulatory asset because the regulator's rate action provides reasonable assurance of future economic benefits attributable to these costs. In a non-rate regulated industry, such costs may be charged to expense in the year incurred. SFAS No. 71 further specifies that a regulatory liability is recorded when a regulator orders a refund to customers of revenues previously collected, or when existing rates provide for recovery of future costs not yet incurred. Such treatment is not afforded to non-rate regulated companies. When collection of regulatory assets or relief of regulatory liabilities is no longer probable, the assets and liabilities are applied to income in the year that the assessment is made. Specific regulatory assets and liabilities that have been recorded are discussed elsewhere in the notes to the consolidated financial statements.

Electric Operating Revenues - Revenues are recognized when electric energy services are rendered, and include estimates for amounts unbilled at the end of the year for energy used by customers subsequent to the last bill rendered for the calendar year.

Nuclear Fuel - Fuel costs associated with ACE's participation in jointly-owned nuclear generating stations, including spent nuclear fuel disposal costs, are charged to Energy expense based on the units of thermal energy produced.

Electric Utility Plant - Property is stated at original cost. Generally, the plant is subject to a first mortgage lien. The cost of property additions, including replacement of units of property and betterments, is capitalized. Included in certain property additions is an Allowance for Funds Used During Construction (AFDC), which is defined in the applicable regulatory system of accounts as the cost, during the period of construction, of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. AFDC has been calculated using a semi-annually compounded rate of 8.25% since August 1, 1993. The AFDC rate was 8.95% prior to this date. Property and equipment of the nonutility companies are not significant.

Depreciation - ACE provides for straight-line depreciation based on: transmission and distribution property - estimated remaining life; nuclear property - remaining life of the related plant operating license in existence at the time of the last base rate case; other depreciable property - estimated average service life. The overall composite rate of depreciation was 3.3% for the last three years. Accumulated depreciation is charged with the cost of depreciable property retired together with removal costs less salvage and other recoveries. Depreciation for the nonutility companies is not significant.

Nuclear Plant Decommissioning Reserve - A reserve for decommissioning costs is presented as a component of accumulated depreciation and amounted to $60.9 million and $51.1 million at December 31, 1995 and 1994, respectively.

The SEC has questioned certain accounting practices employed by the electric utility industry concerning decommissioning costs for nuclear generating facilities. The FASB is currently reviewing this issue within the broad context of removal costs relative to all industries. At this time, the Company cannot predict what future accounting practices may be required by the FASB and SEC concerning this issue, or the impact on future financial statements, that any new accounting practices may have.

Deferred Energy Costs - As approved by the BPU, ACE has a Levelized Energy Clause (LEC) through which energy and energy-related costs (energy) are charged to customers. LEC rates are based on projected energy costs and prior period underrecoveries or overrecoveries. Generally, energy costs are recovered through levelized rates over the period of projection, which is usually a 12-month period. In any period, the actual amount of LEC revenues recovered from customers may be greater or less than the recoverable amount of energy costs incurred in that period. Energy expense is adjusted to match the associated LEC revenues. Any underrecovery (an asset representing energy costs incurred that are to be collected from customers) or overrecovery (a liability representing previously collected energy costs to be returned to customers) of costs is deferred on the Consolidated Balance Sheet as Deferred Energy Costs. These deferrals are recognized in the Consolidated Statement of Income as Energy expense during the period in which they are subsequently included in the LEC. ACE may elect to forgo recovery of certain amounts of otherwise recoverable energy costs. Such amounts are expensed.

Income Taxes - Deferred Federal and state income taxes are provided on all significant temporary differences between book bases and tax bases of assets and liabilities, transactions that reflect taxable income in a year different than book income, and tax carryforwards. Investment tax credits previously used for income tax purposes have been deferred on the Consolidated Balance Sheet and are recognized in book income over the life of the related property. The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are allocated to each of the companies within the consolidated group based on the separate return method.

Earnings Per Common Share - This is computed based upon the weighted average number of common shares outstanding during the year. Common stock equivalents exist but are not included in the computation of earnings per share because they are currently antidilutive.

Financial Instruments - A number of items within Current Assets and Current Liabilities on the Consolidated Balance Sheet are considered to be financial instruments because they are cash or are to be settled in cash. Due to their short term nature, the carrying values of these items approximate their fair market values. Accounts Receivable - Utility Service and Unbilled Revenues are subject to concentration of credit risk because they pertain to utility service conducted within a fixed geographic region. Investments in Leveraged Leases are subject to concentration of credit risk because they are exclusive to a small number of parties within two industries. The Company has recourse to the affected assets under lease. These leased assets are of general use within their respective industries.

Other - Debt premium, discount and expense of ACE are amortized over the life of the related debt. Temporary investments considered as cash equivalents for Consolidated Statement of Cash Flows purposes represent purchases of highly liquid debt instruments maturing in three months or less. ACE's weighted daily average interest rate on short term debt was 6.3% for 1995 and 4.4% for 1994. AEI's weighted daily average interest rate on its short term debt was 6.3% for 1995. There was no short term debt outstanding for AEI in 1994.

The preparation of financial statements in conformity with GAAP requires management at times to make certain judgments, estimates and assumptions that affect amounts and matters reported at the year end dates and for the annual periods presented. Actual results could differ from those estimates. Any change in the judgments, estimates and assumptions used, which in management's opinion would have a significant effect on the financial statements, will be reported when management becomes aware of such changes.

New Accounting Standards - The FASB issued two new statements in 1995 - Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement No. 123 "Accounting for Stock-Based Compensation".
Both statements are effective for the Company in 1996. Statement No. 121 primarily concerns accounting for the impairment and disposal of property, plant and equipment. Statement No. 123 permits a fair value-based method to account for stock-based compensation as an alternative to the intrinsic value-based method that is currently permitted. The Company currently employs stock-based compensation which has not had a material impact on the financial statements. Should the Company elect to continue to use the intrinsic value-based method to account for stock-based compensation, the statement requires, if material, certain disclosures as if the fair value-based method was used. The Company has not yet fully assessed the impacts on its financial statements of the requirements of these new accounting standards.

Certain prior year amounts have been reclassified to conform to the current year reporting of these items.

NOTE 2.  INCOME TAXES
The components of Federal income tax expense for the years ended
December 31 are as follows:

(000)                                  1995        1994        1993
Current                             $ 20,483    $ 19,729    $ 25,349
Deferred                              25,993      17,414      20,247
Investment Tax Credits Recognized
 on Leveraged Leases                     (28)         -          (12)
Total Federal Income Tax Expense      46,448      37,143      45,584
Less Amounts in Other Income             572      (5,386)        307
Federal Income Taxes in
 Operating Expenses                 $ 45,876    $ 42,529    $ 45,277

A reconciliation of the expected Federal income taxes compared to the reported Federal income tax expense computed by applying the statutory rate for the years ended December 31 follows:
                                       1995        1994        1993
Statutory Federal Income Tax Rate       35%         35%         35%
(000)
Income Tax Computed at the
 Statutory Rate                     $ 49,995    $ 45,490    $ 55,400
Plant Basis Differences                1,307         (27)     (5,171)
Amortization of Investment Tax
 Credits                              (2,562)     (2,534)     (2,546)
Tax Adjustments                         (897)     (4,097)     (2,071)
Other-Net                             (1,395)     (1,689)        (28)
Total Federal Income Tax Expense    $ 46,448    $ 37,143    $ 45,584
Effective Federal Income Tax Rate       33%         29%         30%

State income tax expense is not significant.

Items comprising deferred tax balances as of December 31 are as follow:
(000)                                 1995         1994

Deferred Tax Liabilities:
Plant Basis Differences             $316,834     $304,476
Leveraged Leases                      71,180       61,409
Unrecovered Purchased Power Costs     28,209       33,557
State Excise Taxes                    22,527       25,842
Other                                 32,825       24,732
  Total Deferred Tax Liabilities     471,575      450,016
Deferred Tax Assets:
Deferred Investment Tax Credits       26,511       27,879
Employee Separation Costs              2,621        6,932
Other                                 13,999       15,245
  Total Deferred Tax Assets           43,131       50,056
Total Deferred Taxes-Net            $428,444     $399,960

At December 31, 1995 and 1994, deferred tax assets exist for cumulative state income tax net operating loss (NOL's) carryforwards. Valuation allowances of virtually the same amounts have been recorded. The effects of the state NOL's and associated valuation allowances are not material to consolidated results of operations and financial position. At December 31, 1995, unexpired state NOL's amount to approximately $72 million, with expiration dates from 1996 through 2002.

At December 31, 1995 there was an estimated remaining Federal Alternative Minimum Tax (AMT) credit of approximately $7 million. The AMT credit is available for an indefinite carryforward period against future Federal income tax payable, to the extent that the regular Federal income tax payable exceeds future AMT payable. The AMT is included with the tax effects of leveraged leases.

Deferred tax costs associated with additional deferred tax liabilities resulting from a prior year accounting change are recorded on the Consolidated Balance Sheet as Recoverable Future Federal Income Taxes. This recognition is given for the probable amount of revenue to be collected from ratepayers for these additional taxes to be paid in future years.

NOTE 3.  RATE MATTERS OF ACE

Energy Clause Proceedings

              Changes in Levelized Energy Clause Rates
                            1993 - 1995

                    Amount            Amount
     Date         Requested          Granted            Date
     Filed        (millions)        (millions)        Effective

     3/93            $14.2             $10.9            10/93
     2/94             63.0              55.0             7/94
     4/95             37.0              37.0             7/95

ACE's Levelized Energy Clause (LEC) is subject to annual review by the BPU.

In March 1993, ACE filed a petition with the BPU requesting a $14.2 million increase in LEC revenues for the June 1, 1993 through May 31, 1994 LEC period. Effective for service rendered on and after October 1, 1993, the BPU approved an increase of $10.9 million. The request was reduced primarily to return to customers an additional 25%, or $3.8 million, of a $15.5 million litigation settlement with the operator of the Peach Bottom Atomic Power Station.

On February 8, 1994, ACE filed a petition with the BPU requesting an increase in LEC revenues of $63 million for the period June 1, 1994 through May 31, 1995. The increase was primarily due to the additional costs incurred from two new independent power producers (IPPs) scheduled to begin commercial operation during the 1994/1995 LEC period. The requested amount was reduced by $84 million as a result of the utilization of $56 million of current base rate revenues associated with a utility power purchase contract expiring in May 1994 and the Southern New Jersey Economic Initiative (SNJEI), an ACE initiative that forgoes the recovery of $28 million of energy costs that ACE will incur during the LEC period. On November 30, 1994, the BPU rendered its final decision approving the continuation of a provisional LEC rate increase of $55 million that had been in effect since July 26, 1994.

On April 17, 1995, ACE filed a petition with the BPU requesting a $37 million increase in LEC revenues for the period June 1, 1995 through May 31, 1996. This filing represents the first that includes a full year of costs for capacity and energy with all four of the IPPs with which ACE is under contract. The requested amount had been reduced by ACE from $67.6 million by forgoing $10 million in LEC revenues under the SNJEI and deferring $20.6 million of LEC costs that ACE will incur during the 1995/1996 LEC period for recovery in a future LEC period. Effective July 7, 1995, the BPU approved a provisional increase of $37 million effective for service rendered on and after July 7, 1995. On November 15, 1995, the Administrative Law Judge (ALJ) recommended that the provisional rates be made final. On December 1, 1995, the Ratepayer Advocate, the BPU Staff and ACE agreed to a stipulation recommending that the ALJ's findings be accepted by the BPU. A final decision is expected from the BPU by the end of March 1996.

Other Rate Proceedings

In November 1993, ACE filed a petition with the BPU requesting that hotel-casino customers be permitted to take service under rate schedules offered to all other commercial and industrial customers. On June 23, 1994, the BPU approved the request. Prior to BPU approval, hotel-casino customers were served under the Hotel Casino Service rate schedule, the highest rate for service of all ACE's service classes. Effective July 1, 1994, all hotel-casino customers began taking service under a general service rate schedule. The effect of this change was not material to the results of operations.

On September 14, 1994, the BPU issued an order supporting the investigation of the double recovery of capacity costs from nonutility generation projects. This issue relates to the Ratepayer Advocate's allegation that ACE, along with other New Jersey electric utility companies, is recovering cogeneration capacity costs concurrently in base rates and LEC rates. The order confirmed the establishment of a generic proceeding to review the nonutility capacity cost recovery methodology and ordered that the matter be reviewed in a two phase proceeding. The scope of the issues to be resolved during the first phase of the proceeding include: 1) the determination of the existence, or lack of existence, of the double recovery as a result of the traditional LEC pass-through of nonutility generation capacity costs; 2) the quantification of any double recovery found to exist for each utility for the relevant periods; 3) a determination of an appropriate remedy or adjustment if double recovery is found to occur and the periods of time over which an adjustment would be applicable. Following the conclusion of the first phase of the proceeding, the BPU, in the second phase, will render a final decision regarding the specific findings of the Office of Administrative Law and address the broader issues relating to the appropriate prospective purchase power capacity cost recovery methods. In September 1995, the Ratepayer Advocate filed testimony that claims ACE's overrecovery of capacity costs for the four-year period June 1991 through May 1995 is $46 million. The Ratepayer Advocate also filed testimony supporting similar claims with respect to other New Jersey electric utilities. In December 1995, ACE and the other electric utilities filed testimony rebutting the Ratepayer Advocate's claims. Litigation is expected to continue in 1996; the BPU's final decision is not expected until the latter part of 1996. At this time, ACE cannot predict the outcome of this proceeding and cannot estimate the impact that the double recovery issue may have on future rates.

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

Net periodic pension costs include:
(000)                                  1995      1994      1993
Service cost-benefits earned
 during the period                  $  6,363  $  6,871  $  7,196
Interest cost on projected benefit
 obligation                           14,794    15,390    16,016
Actual return on plan assets         (44,067)     (860)  (23,200)
Other-net                             28,379   (16,885)    5,496
Net periodic pension costs          $  5,469  $  4,516  $  5,508


Of these costs, $3.0 million were charged to operating expense in both 1995 and 1994 and $5.2 million in 1993. The remaining costs, which are associated with construction labor, were charged to the cost of new utility plant. Actual return on plan assets and other-net for 1995 primarily reflect the favorable market conditions from the investment of plan assets and expected returns versus the unfavorable market conditions in 1994.

A reconciliation of the funded status of the plan as of December 31 is as follows:

(000)                                  1995          1994
Fair value of plan assets            $212,000      $190,200
Projected benefit obligation          213,470       206,742
Plan assets less than
 projected benefit obligation          (1,470)      (16,542)
Unrecognized net transition asset      (1,550)       (1,722)
Unrecognized prior service cost           282           306
Unrecognized net loss                  10,006        24,106
Prepaid pension cost                 $  7,268      $  6,148
Accumulated benefit obligation:
Vested benefits                      $169,044      $166,602
Nonvested benefits                      3,413           485
Total                                $172,457      $167,087

At December 31, 1995, approximately 65% of plan assets were invested in equity securities, 21% in fixed income securities and 14% in other investments. The assumed rates used in determining the actuarial present value of the projected benefit obligation at December 31 were as follows:
                                         1995       1994
Weighted average discount                7.0%       7.5%
Anticipated increase in compensation     3.5%       3.5%

The assumed long term rate of return on plan assets was 8.5% for both 1995 and 1994.

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

Net periodic other postretirement benefit costs include:
(000)                                  1995        1994        1993
Service cost-benefits attributed to
 service during the period           $ 2,891     $ 3,817     $ 3,045
Interest cost on accumulated
 postretirement benefits obligation    8,107       8,450       7,133
Actual return on plan assets          (1,437)        100        (255)
Amortization of unrecognized
 transition obligation                 3,893       3,893       3,893
Other-net                                404        (700)       (711)
Net periodic other postretirement
  cost                               $13,858     $15,560     $13,105



These costs were allocated as follows:
(millions)                                 1995     1994     1993
Operating expense                          $5.0     $5.6     $3.3
New utility plant-associated with
 construction labor                          .6       .2      1.7
Regulatory asset                            8.3      9.8      8.1

The regulatory asset represents the amount of cost recognized in excess of the amount of cost currently recovered in rates. These excess costs are deferred as authorized by an accounting order of the BPU pending future recovery through rates.

A reconciliation of the funded status of the plan as of December 31 is as follows:
(000)                                        1995         1994
Accumulated benefits obligation:
Retirees                                  $ 64,516     $ 43,265
Fully eligible active plan participants      6,954       18,010
Other active plan participants              33,649       60,588
Total accumulated benefits obligation      105,119      121,863
Less fair value of plan assets              16,500       14,700
Accumulated benefits obligation in
 excess of plan assets                      88,619      107,163
Unrecognized net loss                      (15,335)     (19,223)
Unamortized unrecognized transition
 obligation                                (47,057)     (70,075)
Accrued other postretirement benefits
 cost obligation                          $ 26,227     $ 17,865

The accumulated benefit obligation for retirees and other active plan participants for 1995 reflect the impact of ACE's workforce reduction program and a lower discount rate effective in 1995. The unamortized unrecognized transition obligation for 1995 was reduced by certain changes to the plan.

At December 31, 1995, approximately 80% of plan assets were invested in fixed income securities and 20% in other investments.

The assumed health care costs trend rate for 1996 is 9% and is assumed to evenly decline to an ultimate constant rate of 5% in the year 2001 and thereafter. If the assumed health care costs trend rate was increased by 1% in each future year, the aggregate service and interest costs of the 1995 net periodic benefits cost would increase by $1.8 million, and the accumulated postretirement benefits obligation at December 31, 1995 would increase by $12.1 million. The weighted average discount rate assumed in determining the accumulated benefits obligation was 7% for 1995 and 7.5% for 1994. The assumed long term return rate on plan assets was 7% for both 1995 and 1994.

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

                                       Peach                  Hope
              Keystone   Conemaugh     Bottom      Salem      Creek
Energy Source   Coal        Coal      Nuclear     Nuclear    Nuclear
Company's Share
 (%/MWs)      2.47/42.3  3.83/65.4   7.51/157.0  7.41/164.0  5.00/52.0

Electric Plant in Service (000):
1995           $12,719    $35,371     $128,398    $214,306   $239,499
1994            11,293     26,607      125,003     206,804    238,980

Accumulated Depreciation (000):
1995           $ 3,277    $ 6,445     $ 58,870    $ 84,611   $ 60,998
1994             3,180      6,237       55,190      79,898     53,746

Construction Work in Progress (000):
1995           $   442    $   873     $ 11,056    $ 11,198   $    655
1994             1,216      2,649       11,002       8,727        387

Operations and Maintenance Expenses (including fuel)(000):
1995           $ 5,143    $ 7,252     $ 29,647    $ 28,306   $ 10,360
1994             5,085      7,211       29,530      27,731     10,471
1993             5,323      6,855       31,479      27,021      9,764

Working Funds (000):
1995           $    44    $    69     $  4,505    $  5,782   $  1,919
1994                44         69        5,051       5,199      2,013

Generation (MWHr):
1995           285,899    451,211    1,232,921     334,572    352,316
1994           257,561    419,313    1,214,776     836,725    355,390
1993           293,876    416,263    1,043,485     840,043    440,118

ACE provides financing during the construction period for its share of the jointly-owned facilities and includes its share of direct operations and maintenance expenses in the Consolidated Statement of Income. Additionally, ACE provides an amount of working funds to the operators of the facilities to fund operational needs.

The decrease in Salem's generation is due to both units being taken out of service in May and June 1995, respectively, by its operator Public Service Electric and Gas Company, pending review and resolution of certain equipment and management issues. (See Note 10 for further information).

NOTE 6.  NONUTILITY COMPANIES

Principal assets of each of the subsidiary companies of AEE at December 31, 1995 are: AGI - investments of approximately $30.6 million in cogeneration facilities; ASP - commercial real estate site with a net book value of $10.1 million; ATE - leveraged lease investments of $79.0 million; ATS - construction costs in thermal heating and cooling projects of $11.9 million. In November 1995, CCI was formed to invest in telecommunication systems. In December 1995, CCI invested $5.2 million in such business opportunities. Other financial information regarding the subsidiary companies is as follows:

                       Net Worth           Net Income (Loss)
Company              1995      1994     1995     1994     1993
(000)
AGI                $26,082   $23,610   $2,513   $2,959   $4,459
ASP                  2,334     3,175     (841)  (1,956)    (347)
ATE                  9,399     9,449      (50)     266     (777)
ATS                  2,187     2,577     (213)    (327)     -
CCI                  5,258       -        -        -        -

AGI's results in each year primarily reflect the equity in earnings of cogeneration facilities in which AGI has an ownership interest.

ASP's results in each year reflect vacancy in its commercial site due to generally poor market conditions in commercial real estate.
Additionally, 1994 included a net after tax write-down of the carrying value of the commercial site of $1.7 million.

ATE's 1995 results reflect increased interest expense associated with its revolving credit and term loan agreement. 1993 results reflect adjustments in income taxes.

ATS's results for 1995 and 1994 reflect administrative and general costs in the development of operations, while construction of heating and cooling systems are underway. Operating expenses were offset in part in 1995 by revenues generated from the operation and maintenance of heating and cooling facilities.

AEI and AEE parent-only operations, excluding equity in the results of subsidiary companies, generally reflect administrative and general expenses in the management of their respective subsidiaries. AEI's results were losses of $1.6 million in 1995, $543 thousand in 1994 and $183 thousand in 1993. AEI's 1995 results reflect interest charges associated with a line of credit established to fund repurchases of common stock and certain affiliate capital needs. AEE's 1995 results were a loss of $2.4 million.









NOTE 7.  CUMULATIVE PREFERRED STOCK OF ACE

ACE has authorized 799,979 shares of Cumulative Preferred Stock, $100 Par Value, two million shares of No Par Preferred Stock and three million shares of Preference Stock, No Par Value. Information relating to outstanding shares at December 31 is shown in the table below.

                                                             Current
                                                             Optional
         Par            1995                    1994        Redemption
Series  Value     Shares     (000)        Shares     (000)    Price
Not Subject to Mandatory Redemption:
4%       $100      77,000   $ 7,700        77,000   $ 7,700   $105.50
4.10%     100      72,000     7,200        72,000     7,200    101.00
4.35%     100      15,000     1,500        15,000     1,500    101.00
4.35%     100      36,000     3,600        36,000     3,600    101.00
4.75%     100      50,000     5,000        50,000     5,000    101.00
5%        100      50,000     5,000        50,000     5,000    100.00
7.52%     100     100,000    10,000       100,000    10,000    101.88
Total                       $40,000                 $40,000
Subject to Mandatory Redemption:
$8.25     None     50,000  $  5,000        55,000  $  5,500    104.45
$8.53     None    120,000    12,000       360,000    36,000    101.00
$8.20     None    500,000    50,000       500,000    50,000       -
$7.80     None    700,000    70,000       700,000    70,000       -
Total                       137,000                 161,500
Less portion due within
 one year                    22,250                  12,250
Total                      $114,750                $149,250


Cumulative Preferred Stock Not Subject to Mandatory Redemption is redeemable solely at the option of ACE.

On November 1 of each year, 2,500 shares of the $8.25 No Par Preferred Stock must be redeemed through the operation of a sinking fund at a redemption price of $100 per share. ACE may redeem not more than an additional 2,500 shares on any sinking fund date without premium. ACE redeemed 5,000 shares in each of the years 1995 and 1994.

On November 1 of each year, 120,000 shares of the $8.53 No Par Preferred Stock must be redeemed through the operation of a sinking fund at a redemption price of $100 per share. At the option of ACE, not more than an additional 120,000 shares may be redeemed on any sinking fund date without premium. ACE redeemed 240,000 shares in each of the years 1995 and 1994. ACE redeemed the remainder of this series at a price of $101.00 in February 1996.

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

At December 31, 1995, the minimum annual sinking fund requirements of the Cumulative Preferred Stock Subject to Mandatory Redemption for the next five years are $22.25 million in 1996 and $10.25 million in each of the years 1997 through 2000.

Cumulative Preferred Stock of ACE is not widely held and trades infrequently. The estimated aggregate fair market value of ACE's outstanding Cumulative Preferred Stock at December 31, 1995 and 1994 was approximately $172 million and $185 million, respectively. The fair market value has been determined using market information available from actual trades of similar instruments of companies with similar credit quality and rate.

NOTE 8.  LONG TERM DEBT
                                Maturity         December 31,
Series                                 Date         1995       1994
(000)
5-1/8% First Mortgage Bonds          2/1/1996    $  9,980   $  9,980
Medium Term Notes Series B (6.28%)   1998          56,000     56,000
Medium Term Notes Series A (7.52%)   1999          30,000     30,000
Medium Term Notes Series B (6.83%)   2000          46,000     46,000
Medium Term Notes Series C (6.86%)   2001          40,000        -
7-1/2% First Mortgage Bonds          4/1/2002      20,000     20,000
Medium Term Notes Series C (7.02%)   2002          30,000        -
Medium Term Notes Series B (7.18%)   2003          20,000     20,000
7-3/4% First Mortgage Bonds          6/1/2003      29,976     29,976
Medium Term Notes Series A (7.98%)   2004          30,000     30,000
Medium Term Notes Series B (7.125%)  2004          28,000     28,000
Medium Term Notes Series C (7.15%)   2004           9,000        -
Medium Term Notes Series B (6.45%)   2005          40,000     40,000
6-3/8% Pollution Control            12/1/2006       2,500      2,500
Medium Term Notes Series C (7.15%)   2007           1,000        -
Medium Term Notes Series B (6.76%)   2008          50,000     50,000
Medium Term Notes Series C (7.25%)   2010           1,000        -
10-1/2% Pollution Control Series B   7/15/2012        -          850
6-5/8% First Mortgage Bonds          8/1/2013      75,000     75,000
7-3/8% Pollution Control Series A    4/15/2014     18,200     18,200
Medium Term Notes Series C (7.63%)   2014           7,000        -
Medium Term Notes Series C (7.68%)   2015          15,000        -
Medium Term Notes Series C (7.68%)   2016           2,000        -
8-1/4% Pollution Control Series A    7/15/2017      4,400      4,400
9-1/4% First Mortgage Bonds         10/1/2019         -       53,857
6.80% Pollution Control Series A     3/1/2021      38,865     38,865
7%    First Mortgage Bonds           9/1/2023      75,000     75,000
5.60% Pollution Control Series A    11/1/2025       4,000      4,000
7%    First Mortgage Bonds           8/1/2028      75,000     75,000
6.15% Pollution Control Series A     6/1/2029      23,150     23,150
7.20% Pollution Control Series A    11/1/2029      25,000     25,000
7%    Pollution Control Series B    11/1/2029       6,500      6,500
 Total                                            812,571    762,278
Debentures:
5-1/4%                               2/1/1996       2,267      2,267
7-1/4%                               5/1/1998       2,619      2,619
Total                                               4,886      4,886
Unamortized Premium and Discount-Net               (2,854)    (3,876)
Total Long Term Debt of ACE                       814,603    763,288
Long Term Debt of AEI                              34,500        -
Long Term Debt of ATE                              33,500     16,000
Long Term Debt of ATS                              12,500        -
Less Portion Due within One Year                   65,247      1,000
                                                 $829,856   $778,288

Medium Term Notes have varying maturity dates and are shown with the weighted average interest rate of the related issues within the year of maturity.




In 1995, ACE redeemed its 10-1/2% Pollution Control Bonds Series B due 7/15/2012 and the remaining outstanding principal amount of its 9-1/4% First Mortgage Bonds due 10/1/2019. The aggregate cost of these redemptions was $2.6 million, net of related Federal income taxes.

Sinking fund deposits are required for retirement of First Mortgage Bonds, 6-3/8% Pollution Control Series due 2006 annually beginning December 1, 1997 in amounts sufficient to redeem $75 thousand principal amount. Sinking fund deposits are also required for retirement of 7-1/4% Debentures annually on May 1 through 1997 in amounts sufficient to redeem $100 thousand principal amount. ACE may, at its option, redeem an additional $100 thousand annually. Through December 31, 1995, ACE acquired and cancelled $81 thousand principal amount of the 7-1/4% Debentures, which will be used to satisfy its requirements for 1996. Certain series of First Mortgage Bonds contain provisions for deposits of cash or certification of bondable property currently amounting to $100 thousand, which ACE may elect to satisfy through property additions. For the next five years, the annual amount of scheduled maturities and sinking fund requirements of ACE's long term debt are $12.266 million in 1996, $175 thousand in 1997, $58.575 million in 1998, $30.075 million in 1999 and $46.075 million in 2000.

ACE's long term debt securities are not widely held and generally trade infrequently. The estimated aggregate fair market value of ACE's outstanding long term debt at December 31, 1995 and 1994 was $851 million and $693 million, respectively. The fair market value has been determined based on quoted market prices for the same or similar debt issues or on debt instruments of companies with similar credit quality, coupon rates and maturities.

In September 1995, AEI established a $75 million revolving credit and term loan facility. The revolver is comprised of a 364-day senior revolving credit facility in the amount of $35 million and a three-year senior revolving credit facility in the amount of $40 million. Interest rates on borrowings will be based on senior debt ratings and on the borrowing option selected by the Company. As of December 31, 1995, AEI had $34.5 million outstanding. This facility can be used to fund further acquisitions of Company Common Stock and for other general corporate purposes.

Long term debt of ATE consists of $15 million of 7.44% Senior Notes due 1999. The estimated fair market value of these Notes at December 31, 1995 and 1994 was approximately $16 million and $14 million, respectively, based on debt instruments of companies with similar credit quality, coupon rates and maturities. Also, ATE has a revolving credit and term loan agreement which provides for borrowings of up to $25 million during successive revolving credit and term loan periods through June 1996. There were $18.5 million in borrowings outstanding under this agreement at December 31, 1995. Commitment fees on the unused credit line were not significant.

On December 13, 1995, ATS through a partnership arrangement borrowed from the New Jersey Economic Development Authority (EDA) $12.5 million from the proceeds of bonds issued by the EDA. The bonds have an initial interest rate of 3.70%. Availability of the borrowed funds for their intended use and the ultimate term of the borrowing are subject to certain conditions. Satisfaction of these conditions and use of the funds are expected in 1996.

NOTE 9.  COMMON SHAREHOLDERS' EQUITY

In addition to public offerings, Common Stock may be issued through the Dividend Reinvestment and Stock Purchase Plan (DRP), ACE benefit plans (ACE plans) and the Equity Incentive Plan (EIP). The number of shares of Common Stock issued (forfeited), and the number of shares reserved for issuance at December 31, 1995, were as follows:
                  1995        1994          1993       Reserved
DRP                 -        699,493     1,300,129     723,975
ACE Plans        (7,601)      (5,046)        8,033     148,639
EIP               9,234      175,712          -        615,054
Total             1,633      870,159     1,308,162

Eligible participants of the EIP are officers, general managers and nonemployee directors of the Company and its subsidiaries. Under the EIP, nonemployee director participants are entitled to receive a grant of 1,000 shares of restricted stock. Restrictions on these grants expire over a five-year period. Employee participants may be awarded shares of restricted Common Stock, stock options and other Common Stock-based awards. Actual awards of restricted shares are based on attainment of certain Company performance criteria within a three-year period. Restrictions lapse upon actual award at the end of the three-year performance period. Shares not awarded are forfeited. Dividends earned on restricted stock issued through the EIP are invested in additional restricted stock under the EIP which is subject to the same award criteria.

Activity in the EIP, initiated in April 1994, was as follows:

                            Restricted                   Option
                              Shares        Options       Price
Issued/Granted                175,712       167,300       21.125
Balance, December 31, 1994    175,712       167,300
Issued/Granted                 24,435         6,387       21.125
Forfeited                      (7,587)       (6,700)      21.125
Balance, December 31, 1995    192,560       166,987

The 1995 restricted shares granted include 7,614 shares purchased on the open market from reinvestment of dividends on EIP shares outstanding.

Stock options granted are nonqualified and are exercisable 3 years after but within 10 years from the date of grant. Stock options are priced at an amount at least equal to 100% of the fair market value of the related Common Stock at the date of grant. No options were eligible to be exercised in 1995 or 1994.

The Company has a program to reacquire up to three million shares of the Company's Common Stock outstanding. There is no schedule or specific share price target associated with the reacquisitions. The authorized number of shares is not to be affected. During 1995, the Company reacquired and cancelled 1,625,000 shares for a total cost of $29.6 million with prices ranging from $17.625 to $18.875 per share. At December 31, 1995, the Company has reacquired and cancelled 1,846,700 shares of its common stock at a total cost of $33.5 million.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Construction Program

Cash construction expenditures for 1996 are estimated to be approximately $192 million.

Insurance Programs

Nuclear
ACE is a member of certain insurance programs that provide coverage for decontamination and property damage to members' nuclear generating plants. Facilities at the Peach Bottom, Salem and Hope Creek stations are insured against property damage losses up to $2.75 billion per site under these programs.

In addition, ACE is a member of an insurance program which provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specific conditions. The insurer for nuclear extra expense insurance provides stated value coverage for replacement power costs incurred in the event of an outage at a nuclear unit resulting from physical damage to the nuclear unit. The stated value coverage is subject to a deductible period of the first 21 weeks of any outage. Limitations of coverage include, but are not limited to, outages 1) not resulting from physical damage to the unit,
2) resulting from any government mandated shutdown of the unit, 3) resulting from any gradual deterioration, corrosion, wear and tear, etc. of the unit, 4) resulting from any intentional acts committed by an insured and 5) resulting from certain war risk conditions. Under the property and replacement power insurance programs, ACE could be assessed retrospective premiums in the event the insurers' losses exceed their reserves. As of December 31, 1995, the maximum amount of retrospective premiums ACE could be assessed for losses during the current policy year was $6.4 million under these programs.

The Price-Anderson provisions of the Atomic Energy Act of 1954, as amended by the Price-Anderson Amendments Act of 1988, govern liability and indemnification for nuclear incidents. All nuclear facilities could be assessed, after exhaustion of private insurance, up to $79.275 million each reactor per incident, payable at $10 million per year. Based on its ownership share of nuclear facilities, ACE could be assessed up to an aggregate of $27.6 million per incident. This amount would be payable at an aggregate of $3.48 million per year, per incident.

Other

ACE's comprehensive general liability insurance provides pollution liability coverage, subject to certain terms and limitations for environmental costs incurred in the event of bodily injury or property damage resulting from the discharge or release of pollutants into or upon the land, atmosphere or water. Limitations of coverage include any pollution liability 1) resulting subsequent to the disposal of such pollutants, 2) resulting from the operation of a storage facility of such pollutants, 3) resulting in the formation of acid rain, 4) caused to property owned by an insured and 5) resulting from any intentional acts committed by an insured.

Nuclear Plant Decommissioning

ACE has a trust to fund the future costs of decommissioning each of the five nuclear units in which it has an ownership interest. The current annual funding amount, as authorized by the BPU, totals $6.4 million and is provided for in rates charged to customers. The funding amount is based on estimates of the future cost of decommissioning each of the units, the dates that decommissioning activities are expected to begin and return to be earned by the assets of the fund. The present value of ACE's nuclear decommissioning obligation, based on costs adopted by the BPU in 1991 and restated in 1995 dollars, is $157 million. Decommissioning activities as approved by the BPU were expected to begin in 2006 and continue through 2032. ACE will seek to adjust these estimates and the level of rates collected from customers in future BPU proceedings to reflect changes in decommissioning cost estimates and the expected levels of inflation and interest to be earned by the assets in the trust. The total estimated value of the trust at December 31, 1995, inclusive of the present value of future funding, based on current annual funding amounts and expected decommissioning dates approved by the BPU, is approximately $131 million, without earnings on or appreciation of the fund assets. As of December 31, 1995, the market value of the trust approximated the book value. In accordance with BPU requirements, updated site specific studies are underway. Amounts to be recognized and recovered in rates based on the updated studies are not presently determinable.

Purchased Capacity and Energy Arrangements

ACE arranges with various providers of bulk energy to obtain sufficient supplies of energy to satisfy current and future energy requirements of the company. Arrangements may be for generating capacity and associated energy or for energy only. Terms of the arrangements vary in length to enable ACE to optimally manage its supply portfolio in response to changing near and long term market conditions. At December 31, 1995, ACE has contracted for 707 megawatts (MW's) of purchased capacity with terms remaining of 3 to 29 years. Additionally, ACE has contracted for capacity of 125 MW's commencing in 1998 for 2 years and for 175 MW's commencing in 1999 for
10 years.   Information regarding these arrangements relative to ACE
was as follows:
                               1995        1994        1993
As a % of Capacity (year end)     30%         29%         23%
As a % of Generation              52%         48%         46%
Capacity charges (millions)   $190.6      $130.9      $110.8
Energy charges (millions)     $135.4      $128.6       $98.3

Amounts for purchased capacity are shown on the Consolidated Statement of Income as Purchased Capacity. Of these amounts, charges of certain nonutility providers are recoverable through the LEC, which amounted to $162.7 million, $77.0 million and $30.2 million in 1995, 1994 and 1993, respectively. Future purchases of energy and payments for purchased capacity and energy under contracts with remaining terms in excess of one year from December 31, 1995 generally are contingent upon provider performance and availability, and as such are not presently determinable.
Environmental Matters

The provisions of Title IV of the Clean Air Act Amendments of 1990
(CAAA) will require, among other things, phased reductions of sulfur dioxide (SO2) emissions by 10 million tons per year, a limit on SO2 emissions nationwide by the year 2000 and reductions in emissions of nitrogen oxides (NOx) by approximately 2 million tons per year. ACE's wholly-owned B.L. England Units 1 and 2 and its jointly-owned Conemaugh Station Units 1 and 2 are in compliance with Phase I requirements as the result of recent installation of scrubbers at each station. All of ACE's other fossil-fuel steam generating units are affected by Phase II (2000) of the CAAA. A compliance plan for these units initially estimates capital expenditures of approximately $10 million in 1996 through 2000. The jointly-owned Keystone Station is impacted by the SO2 and NOx provisions of Title IV of the CAAA during Phase II. The Keystone owners plan to primarily rely on emission allowances to comply with the CAAA through the year 2000.

Other

ACE is a 7.41% owner of the Salem Nuclear Generating Station (Salem) operated by Public Service Electric & Gas Company (PS). Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. Unit 2 is expected to return to service in the third quarter of 1996. A thorough assessment of the equipment and management issues that have affected the operation of the unit and station are being resolved and necessary corrections are being made to assure safe and reliable operation over the long term. Unit 1 is undergoing extended testing of its steam generation equipment and its return has been delayed to an indefinite period. ACE's expenses associated with restart activities totalled $2.6 million for 1995 and are estimated to be $5.6 million for 1996. The additional incremental cost of replacement power during the outages is approximately $1.4 million per month.

ACE is a 5% owner in the Hope Creek Nuclear Generating Station (Hope Creek) also operated by PS. Hope Creek went into a scheduled refueling and maintenance outage on November 11, 1995 which has been extended to correct maintenance and performance problems. The unit is expected to return to service in March 1996. The incremental replacement power costs associated with the Hope Creek outage is approximately $400 thousand per month.

ACE is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs. The standard establishes a target aggregate capacity factor within a zone of reasonable performance to be achieved by the units. Underperformance results in penalties. Penalties incurred are not permitted to be recovered from customers and are charged against income. For 1995, ACE recorded $845 thousand after tax for a performance penalty because the aggregate capacity factor of ACE's nuclear units was below the reasonable performance zone as a result of the Salem outage noted above.

In December 1994, ACE recorded the costs of an employee separation program in the amount of $17.3 million, net of tax of $9.3 million, or $.32 in earnings per share. This program was initiated so that ACE could be better positioned for the more competitive environment within the electric industry. The balance of the accrued separation costs on the Consolidated Balance Sheet at December 31, 1995 is $7.5 million compared to $26.6 million at December 31, 1994. ACE expects payments in settlement of this obligation to be substantially completed by the end of 1996.

The Energy Policy Act of 1992 permits the Federal government to assess investor-owned electric utilities that have ownership interests in nuclear generating facilities. The assessment funds the decontamination and decommissioning of three Federally operated nuclear enrichment facilities. Based on its ownership in five nuclear generating units, ACE has a liability of $6.0 million and $6.6 million at December 31, 1995 and 1994, respectively, for its obligation to be paid over the next 12 years. ACE has an associated regulatory asset of $6.4 million and $7.2 million at December 31, 1995 and 1994, respectively. Amounts are currently being recovered in rates for this liability and the regulatory asset is concurrently being amortized to expense based on the annual assessment billed by the Federal government.

In March 1995, FERC issued a Notice of Proposed Rulemaking regarding several key electric utility industry issues such as transmission access, transmission pricing and recovery guidelines for stranded costs stemming from wholesale transactions. The focus of the proposal is to establish policies that will provide a structure to facilitate more competitive wholesale electric power markets. What is being proposed is a departure from the existing regulatory framework. FERC is considering comments on the proposal submitted by ACE and other members of the industry, as well as other interested parties. Associated with the FERC proposal are structural initiatives by the BPU concerning New Jersey electric regulation and by the regional power pool in which ACE participates regarding bulk power transmission and generation dispatch within the region. At this time, the Company cannot predict the outcomes of these sweeping initiatives and the impacts on the Company that may ensue. The Company is taking an active role in the development of these issues.

Note 11.  REGULATORY ASSETS AND LIABILITIES

Costs incurred by ACE that have been permitted by the BPU to be deferred for recovery in rates in more than one year, or for which future recovery is probable, are recorded as regulatory assets. Regulatory assets are amortized to expense over the period of recovery. Total regulatory assets at December 31 are as follows:

                                                          Remaining
                                                          Recover
(000)                                1995         1994       Period*
Recoverable Future Federal
 Income Taxes(see Note 2)          $ 85,858     $ 85,854       (A)
Unrecovered Purchased Power Costs:
 Capacity Costs                      80,598       95,878       5 years
 Contract Renegotiation Costs        19,219       19,660      19 years
Unrecovered State Excise Taxes       64,274       73,834       7 years
Unamortized Debt Costs-Refundings    33,110       32,227    1-29 years
Deferred Energy Costs(see Note 1)    31,434       10,999       (B)
Other Regulatory Assets:
 Postretirement Benefits Other
  Than Pensions (see Note 4)         26,227       17,865       (A)
 Asbestos Removal Costs               9,356        9,625      34 years
 Decommissioning/Decontaminating
  Federally-owned Nuclear Units
  (See Note 10)                       6,404        7,231      13 years
 Other                               12,581       14,379
                                   $369,061     $367,552
*From December 31, 1995
(A)  Pending future recovery
(B)  Recovered over annual LEC period


Unrecovered Purchased Power Capacity Costs represent deferrals of prior capacity costs then in excess of levelized revenues associated with a certain long term capacity arrangement. Levelized revenues have since been greater than costs, permitting the deferred costs to be amortized to expense. Contract Renegotiation Costs were incurred through renegotiation of a long term capacity and energy contract with a certain independent power producer. Unrecovered State Excise Taxes represent additional amounts paid as a result of prior legislative changes in the computation of state excise taxes. Unamortized Debt Costs associated with debt reacquired by refundings are amortized over the life of the related new debt. Asbestos Removal Costs were incurred to remove asbestos insulation from a wholly-owned generating station. Within Other are certain amounts being recovered over a period of two to six years.

No regulatory liabilities existed at December 31, 1995 and 1994.

NOTE 12.  LEASES

ACE leases from others various types of property and equipment for use in its operations. Certain of these lease agreements are capital leases consisting of the following at December 31:

(000)                                1995       1994
Production plant                   $ 9,097    $13,521
Less accumulated amortization        6,810      9,707
Net                                  2,287      3,814
Nuclear fuel                        38,591     38,216
Leased property-net                $40,878    $42,030

ACE has a contractual obligation to obtain nuclear fuel for the Salem, Hope Creek and Peach Bottom stations. The asset and related obligation for the leased fuel are reduced as the fuel is burned and are increased as additional fuel purchases are made. No commitments for future payments beyond satisfaction of the outstanding obligation exist. Operating expenses for 1995, 1994 and 1993 include leased nuclear fuel costs of $11.2 million, $14.1 million and $13.9 million, respectively, and rentals and lease payments for all other capital and operating leases of $3.9 million, $5.3 million and $4.8 million, respectively. Future minimum rental payments for all noncancellable lease agreements are not significant to ACE's operations.

Rental charges of nonutility companies are not significant.

ATE is the lessor in five leveraged lease transactions consisting of three aircraft and two containerships with total respective costs of approximately $168 million and $76 million. Remaining lease terms for all leases approximate 15 to 16 years. The Company's equity participation in the leases range from 22% to 32%. Funding of the investment in the leveraged lease transactions is comprised of equity participation by ATE and financing provided by third parties as long term debt without recourse to ATE. The lease transactions provide collateral for such third parties, including a security interest in the leased equipment. Net investment in leveraged leases at December 31 was as follows:
                                          1995         1994
Rentals receivable (net of principal
 and interest on nonrecourse debt)     $ 50,955     $ 51,012
Estimated residual values                53,435       53,435
Unearned and deferred income            (25,431)     (26,232)
Investment in leveraged leases           78,959       78,215
Deferred taxes arising from leveraged
 leases                                 (71,064)     (61,409)

Net investment in leveraged leases     $  7,895     $ 16,806

NOTE 13.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Quarterly financial data, reflecting all adjustments necessary in the opinion of management for a fair presentation of such amounts, are as follows:
                                                          Dividends
         Operating    Operating      Net      Earnings      Paid
Quarter  Revenues       Income      Income    Per Share   Per Share
1995       (000)        (000)       (000)
1st      $218,626     $ 27,584     $11,469     $ .21       $ .385
2nd       206,232       27,771      10,568       .20         .385
3rd       302,685       66,482      48,745       .93         .385
4th       225,594       26,700      10,986       .21         .385

Annual   $953,137     $148,537     $81,768     $1.55       $1.54
1994
1st      $232,098     $ 39,712     $22,862     $ .43       $ .385
2nd       205,822       30,427      16,798       .31         .385
3rd       272,708       58,431      46,323       .85         .385
4th       202,410       24,969      (9,871)     (.18)        .385

Annual   $913,039     $153,540     $76,113     $1.41       $1.54


Individual quarters may not add to the total due to rounding, and the effect on earnings per share of changing average number of common shares outstanding.

Third quarter results generally exceed those of other quarters due to increased sales and higher residential rates for ACE.

Net income in 1994 includes special charges aggregating $20.4 million, after tax of $10.9 million, or $.37 per share, recorded in Other Income during the fourth quarter of 1994. These special charges consisted of costs of a workforce reduction, write-off of certain deferred costs and a write-down in carrying value of certain property.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
   None

PART III
ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information for this item concerning Directors of the Company is set forth in the section entitled "Nominees for Election" on page 3 of the Company's Notice of Annual Meeting of Shareholders and definitive Proxy Statement, which is incorporated by reference. The information required by Item 10 of Form 10-K with respect to the executive officers of the Company and the directors of ACE is, pursuant to Instruction 3 to
Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under the heading "Executive Officers".

ITEM 11   EXECUTIVE COMPENSATION

     Information for this item with respect to the amounts paid to the five most highly compensated executive officers of the Company and ACE, is set forth in the section entitled "Table 1-Summary Compensation Table" on page 14 of the Company's Notice of Annual Meeting of Shareholders and definitive Proxy Statement, which is incorporated herein by reference. The cash compensation paid to 13 executive officers of ACE, as a group, in 1995 was $2,531,032.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item as to compliance with
Section 16(a) of the Exchange Act is contained in the section captioned "Stock Ownership of Directors and Officers" on page 6 of the Company's Notice of Annual Meeting of Shareholders and definitive Proxy Statement, which is incorporated herein by reference.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information for this item is set forth in the section entitled "Personnel & Benefits Committee Interlocks and Insider Participation" on page 14 of the Company's Notice of Annual Meeting of Shareholders and definitive Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

Exhibits:  See Exhibit Index attached.
Financial Statements and Supplementary Schedules: The following information for Atlantic Energy, Inc. is filed as part of this report.

Management's Discussion and Analysis of
Financial Condition and Results of Operation           Page  46
Consolidated Statement of Income for the three
years ended December 31, 1995                          Page  60
Consolidated Statement of Cash Flows for
the three years ended December 31, 1995                Page  61
Consolidated Balance Sheet - December 31, 1995
and December 31, 1994                                  Page  62
Consolidated Statement of Changes in Common
Shareholders' Equity                                                   Page  64

Notes to Consolidated Financial Statements             Page  65
Supplementary information regarding selected
quarterly financial data (Unaudited) (Note 13 to
Financial Statements)                                  Page  89
Independent Auditors' Report                           Page  59
Report of Management                                   Page  57

     The following financial information, financial statements and notes to financial statements for ACE are filed herewith as
Exhibit 28(a) and are incorporated by reference herein:

   Management's Discussion and Analysis of Financial Condition and Results of Operation; Consolidated Statement of Income for the three years ended December 31, 1995; Consolidated Statement of Cash Flows for the three years ended December 31, 1995; Consolidated Balance Sheet-December 31, 1995 and December 31, 1994; Consolidated Statement of Changes in Common Shareholder's Equity; Notes to Consolidated Financial Statements; Independent Auditors' Report.

     All other financial schedules are included in the Financial
Statements and Notes to Financial Statements of the Company and ACE.

Reports on Form 8-K:

   Current Reports on Form 8-K were filed, dated October 19,
1995 and December 14, 1995 relating to the shutdown, and
subsequent events, of Salem Units 1 and 2 on May 16, 1995 and
June 7, 1995, respectively.
                               SIGNATURES

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

Date: March 19, 1996                    By:  /s/ J. L. Jacobs
                                                 J. L. Jacobs

Title: President and Chief Executive Officer and Director of Atlantic Energy, Inc. and Chairman,
       Chief Executive Officer and Director of
       Atlantic City Electric Company

Date:  March 19, 1996                   By:  /s/ M. J. Barron
                                                 M. J. Barron

Title: Vice President and Chief Financial Officer of Atlantic
       Energy, Inc. and Senior Vice President and Chief
       Financial Officer of Atlantic City Electric Company

DIRECTORS OF ATLANTIC ENERGY, INC.:
Jos. Michael Galvin, Jr.*               Kathleen MacDonnell*
Gerald A. Hale*                         Richard B. McGlynn*
Matthew Holden, Jr.*                    Bernard J. Morgan*
Cyrus H. Holley*                        Harold J. Raveche*
E. Douglas Huggard*

A MAJORITY OF DIRECTORS OF ATLANTIC CITY ELECTRIC COMPANY:
Michael J. Chesser*                     James E. Franklin II*
Meredith I. Harlacher, Jr.*             Henry K. Levari, Jr.*
M. T. Powell *


Date:   March 19, 1996                  *By:  /s/ M. J. Barron
                                                  M. J. Barron
                                              Attorney-in-Fact

                            EXHIBIT INDEX

3a Restated Certificate of Incorporation of Atlantic Energy, Inc. (File No. 1-9760, Form 10-Q for quarter ended September 30, 1987-Exhibit 4(a)); Certificate of Amendment to restated Certificate of Incorporation of Atlantic Energy, Inc. dated April 15, 1992. File No. 33-53511, Form S-8 dated May 6, 1994-Exhibit
No. 3(ii).

3b By-Laws of Atlantic Energy, Inc. as amended August 8, 1991 (File No. 1-9760, Form 10-K for year ended December 31, 1991-Exhibit No. 3b); By-Laws of Atlantic Energy, Inc. as amended July 13, 1995 (File No. 1-9760, Form 10-Q for the quarter ended June 30, 1995 - Exhibit 3b(1).

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

4a Purchase Agreement, dated as of December 1, 1977, with respect to $8.25 No Par Preferred Stock of Atlantic City Electric
Company (File No. 2-60966-Exhibit No. 2(d)).

4b Mortgage and Deed of Trust, dated January 15, 1937, between Atlantic City Electric Company and The Bank of New York (formerly Irving Trust Company) and Supplemental Indentures through November 1, 1994 (File No. 2-66280-Exhibit No. 2(b); File No. 1-3559, Form 10-K for year ended December 31, 1980-Exhibit No. 4(d); Form 10-Q for quarter ended June 30, 1981-Exhibit No. 4(a); Form 10-K for year ended December 31, 1983-Exhibit No. 4(d); Form 10-Q for quarter ended March 31, 1984-Exhibit No. 4(a); Form 10-Q for quarter ended June 30, 1984-Exhibit 4(a); Form 10-Q for quarter ended September 30, 1985-Exhibit 4; Form 10-Q for quarter ended March 31, 1986-Exhibit No. 4; Form 10-K for year ended December 31, 1987-Exhibit No. 4(d); Form 10-Q for quarter ended September 30, 1989-Exhibit No. 4(a); Form 10-K for year ended December 31, 1990-Exhibit No. 4(c); File No. 33-49279-Exhibit No. 4(b); File No. 1-3559, Form 10-Q for the quarter ended September 30, 1993 - Exhibits 4(a) & 4(b); Form 10-K for the year ended December 31, 1993 - Exhibit 4c(i); File no. 1-3559, Form 10-Q for the quarter ended June 30, 1994 - Exhibit 4(a); File No. 1-3559, Form 10-Q for the quarter ended September 30, 1994 - Exhibit 4(a); Form 10-K for year ended December 31, 1994-Exhibit 4(c)(1).

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

4f(6) Revolving Credit Agreements dated as of September 28, 1995 by and among Atlantic Energy, Inc., The Bank of New York, as agent, and Lender party thereto, filed herewith.

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

10a(5)1 Supplemental Executive Retirement Plan - II for Officers of Atlantic City Electric effective September 8, 1995, filed herewith.

10a(6)  Description of amendment to Supplemental Executive
Retirement Plan effective December 10, 1992 (File No. 2-9760,
Form 10-K for year ended December 31, 1992-Exhibit 10a(3)).

10a(6)1  Supplemental Executive Retirement Plan for Officers of
Atlantic City Electric Company, amendment No. 1995-1, filed herewith.

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

10a(10)1  Atlantic City Electric Company Excess Benefit
Retirement Income Program, Amendment No. 1995-1, filed herewith.

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

10a(14)1  Atlantic Energy, Inc. Retirement Plan for Directors,
Amendment No. 1995-1, filed herewith.

10a(15)  Copy of Atlantic Energy, Inc. Restricted Stock Plan for
Non-employee Directors, effective January 1, 1991 (File No. 1-
9760, Form 10-K for year ended December 31, 1991-Exhibit No.
10a(10)).

10a(16)  Agreement dated February 11, 1993 between Atlantic City
Electric Company and Jerrold L. Jacobs (File No. 1-3559, Form 10-
K for the year ended December 31, 1994 - Exhibit No. 10a(16)).


10a(16)1  Agreement dated August 10, 1995 between Atlantic
Energy, Inc. and Jerrold L. Jacobs, as amended, filed herewith.

10a(17)  Agreement dated February 10, 1994 between Atlantic City
Electric Company and Meredith I. Harlacher, Jr. (File No. 1`-
3559, Form 10-K for the year ended December 31, 1993 - Exhibit
No. 10a(17)).

10a(17)1  Agreement dated August 10, 1995 between Atlantic
Energy, Inc. and Meredith I. Harlacher, Jr. as amended, filed herewith.

10a(18)  Agreement dated February 10, 1994 between Atlantic City
Electric Company and Henry K. Levari, Jr. (File No. 1-3559, Form
10-K for the year ended December 31, 1993 - Exhibit No. 10a(18)).

10a(19) Agreement dated February 10, 1994 between Atlantic City Electric Company and J. G. Salomone, Amendment to Agreement Termination and Release Agreement dated January 31, 1995 between Atlantic City Electric Company and J. G. Salomone (File No. 1-3559, Form 10-K for the year ended December 31, 1993 - Exhibit No. 10a(19)); Amendment to Agreement Termination and Release Agreement between Atlantic City Electric Company and J. G. Salomone (File No. 1-3559, Form 10-K for the year ended December 31, 1994 - Exhibit No. 10a(19)).

10a(20)  Agreement dated January 10, 1994 between Atlantic City
Electric Company and Michael Chesser (File No. 1-3559, Form 10-K for the year ended December 31, 1993 - Exhibit No. 10a(20)).

10a(20)1  Agreement dated August 10, 1995 between Atlantic
Energy, Inc. and Michael J. Chesser, as amended, filed herewith.

10a(21)  Agreement dated October 1, 1994 between Atlantic City
Electric Company and James E. Franklin II (File No. 1-3559, Form
10-K for year ended December 31, 1994-Exhibit 10a(23).

10a(22)  Atlantic Energy, Inc. Equity Incentive Plan (File No.
33-53511, Form S-8 filed May 6, 1994-Exhibit 10.)

10a(23)  Agreement dated August 10, 1995 between Atlantic Energy,
Inc. and Marilyn T. Powell, as amended, filed herewith.

10a(24)  Agreement dated August 10, 1995 between Atlantic Energy,
Inc. and Scott B. Ungerer, as amended, filed herewith.

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

24  Independent Auditors' Consent, filed herewith.

25a  Powers of Attorney for Atlantic Energy, Inc. dated as of
March 14, 1996, filed herewith.

25b Powers of Attorney for Atlantic City Electric Company dated as of March 11, 1996, filed herewith.

27 Financial Data Schedules for Atlantic Energy, Inc. and
Atlantic City Electric Company for periods ended December 31,
1995.

28(a) Consolidated Financial Statements, Notes to Financial Statements, Management's Discussion and Analysis of Results of Operation and Financial Condition, and Independent Auditors' Report for Atlantic City Electric Company for the three years ended December 31, 1995, filed herewith.

28(b)  Supplemental Financial Schedules for Atlantic Energy, Inc.
and Atlantic City Electric Company for the three years ended
December 31, 1995, filed herewith.