Form 10-Q
period 1996-03-31
ATLANTIC CITY ELECTRIC CO; ATLANTIC ENERGY INC
filed 1996-05-15
CIK 8192, 806393

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.
                              20549

                             Form 10-Q

          (x) Quarterly Report Pursuant to Section 13 OR 15 (d) of The Securities Exchange Act of 1934

               For Quarter ended March 31, 1996


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

Atlantic Energy, Inc.    52,702,052 shares   (as of May 9, 1996)

All of the outstanding shares of Common Stock of Atlantic City
Electric Company are owned by Atlantic Energy, Inc.

CONSOLIDATED STATEMENT OF INCOME
Thousands of Dollars
                                         Quarter/Year-to-Date
                                            Ended March 31,
                                           1996       1995
                                              (unaudited)

Operating Revenues-Electric              $245,325   $218,626
Operating Expenses:
  Energy                                   58,782     45,737
  Purchased Capacity                       49,330     47,633
  Operations                               35,714     37,638
  Maintenance                              10,714      6,823
  Depreciation and Amortization            20,251     19,457
  State Excise Taxes                       26,805     24,759
  Federal Income Taxes                      7,806      6,197
  Other Taxes                               2,943      2,798
    Total Operating Expenses              212,345    191,042
Operating Income                           32,980     27,584
Other Income:
  Allowance for Equity Funds Used During
   Construction                               221        484
  Other-Net                                   905      1,611
    Total Other Income                      1,126      2,095
Interest Charges:
  Interest on Long Term Debt               15,095     14,597
  Other Interest Expense                      798        203
    Total Interest Charges                 15,893     14,800
  Allowance for Borrowed Funds Used
   During Construction                       (331)      (377)
Net Interest Charges                       15,562     14,423
Less Preferred Stock Dividend
 Requirements of Subsidiary                 3,009      3,787

Net Income                               $ 15,535   $ 11,469


Average Number of Shares of Common         52,702     53,475
 Stock Outstanding (in thousands)

Per Common Share:
  Earnings                                 $ .29       $ .21
  Dividends Declared                       $ .385      $ .385
  Dividends Paid                           $ .385      $ .385

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars
                                             Year-to-Date
                                            Ended March 31,
                                           1996         1995
                                              (unaudited)
Cash Flows Of Operating Activities:
 Net Income                              $ 15,535     $ 11,469
 Deferred Purchased Power Costs             4,104        3,921
 Deferred Energy Costs                       (432)        (362)
 Preferred Stock Dividend Requirements      3,009        3,787
 Depreciation and Amortization             20,251       19,457
 Deferred Income Taxes-Net                   (234)       1,582
 Prepaid State Excise Taxes               (67,212)     (76,348)
 Unrecovered State Excise Taxes             2,390        2,390
 Employee Separation Costs                 (2,204)      (6,779)
 Net Decrease (Increase) in Other
  Working Capital                           5,824      (12,526)
Other-Net                                  (3,044)        (595)
Net Cash Used in Operating Activities     (22,013)     (54,004)

Cash Flows Of Investing Activities:
 Utility Cash Construction Expenditures   (20,260)     (19,502)
 Partnership Distribution                   6,504         -
 Nonutility Investment in Affiliates       (4,800)        -
 Nuclear Decommissioning Trust Fund
  Deposits                                 (1,606)      (1,606)
 Other-Net                                 (3,707)        (732)
 Net Cash Used in Investing Activities    (23,869)     (21,840)

Cash Flows Of Financing Activities:
 Retirement and Maturity of Long
  Term Debt                               (15,247)        -
 Proceeds from Long Term Debt                -          14,900
 Proceeds from Short Term Debt             97,150      101,550
 Repurchases of Common Stock                 -         (18,381)
 Redemption of Preferred Stock            (12,120)        -
 Dividends Declared on Preferred Stock     (3,009)      (3,787)
 Dividends Declared on Common Stock       (20,290)     (20,391)
 Other-Net                                  2,819        1,425
 Net Cash Provided by Financing
  Activities                               49,303       75,316

Net Increase (Decrease) in Cash and
 Temporary Investments                      3,421         (528)
Cash and Temporary Investments,
 beginning of period                        5,691        5,114
Cash and Temporary Investments,
 end of period                           $  9,112    $   4,586
               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Thousands of Dollars

                                         March 31,   December 31,
                                           1996          1995
                                       (unaudited)
ASSETS

Electric Utility Plant:
  In Service                           $2,448,587    $2,429,176
  Less Accumulated Depreciation           813,960       794,479
  Net                                   1,634,627     1,634,697
  Construction Work in Progress           118,261       119,270
  Land Held for Future Use                  6,941         6,941
  Leased Property-Net                      39,899        40,878
    Electric Utility Plant-Net          1,799,728     1,801,786
Investments and Nonutility Property:
  Investment in Leveraged Leases           79,153        78,959
  Nuclear Decommissioning Trust Fund       64,223        61,802
  Nonutility Property and Equipment-Net    24,583        22,743
  Other Investments and Funds              53,131        52,780
    Total Investments and Nonutility
     Property                             221,090       216,284
Current Assets:
  Cash and Temporary Investments            9,112         5,691
  Accounts Receivable:
   Utility Service                         72,421        66,099
   Miscellaneous                           18,470        17,477
   Allowance for Doubtful Accounts         (3,500)       (3,300)
  Unbilled Revenues                        36,112        41,515
  Fuel (at average cost)                   22,695        25,459
  Materials and Supplies (at average cost) 25,321        25,434
  Working Funds                            14,905        14,421
  Deferred Energy Costs                    31,865        31,434
  Prepaid Excise Taxes                     77,965        10,753
  Other                                    12,632        13,339
    Total Current Assets                  317,998       248,322
Deferred Debits:
  Unrecovered Purchased Power Costs        95,714        99,817
  Recoverable Future Federal Income Taxes  85,858        85,858
  Unrecovered State Excise Taxes           61,884        64,274
  Unamortized Debt Costs                   37,992        39,004
  Other Regulatory Assets                  55,889        54,568
  Other                                    14,930        10,983
    Total Deferred Debits                 352,267       354,504

Total Assets                           $2,691,083    $2,620,896


          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                          March 31,  December 31,
                                            1996         1995
                                        (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholders' Equity:
   Common Stock                         $  565,610   $  563,436
   Retained Earnings                       244,986      249,741
    Total Common Shareholders' Equity      810,596      813,177
  Preferred Stock of Atlantic Electric:
   Not Subject to Mandatory Redemption      40,000       40,000
   Subject to Mandatory Redemption         114,750      114,750
  Long Term Debt                           829,876      829,856
    Total Capitalization
     (excluding current portion)         1,795,222    1,797,783
Current Liabilities:
  Cumulative Preferred Stock Redemption
   Requirement                              10,250       22,250
  Long Term Debt                            50,000       65,247
  Short Term Debt                          127,695       30,545
  Accounts Payable                          54,870       60,858
  Taxes Accrued                             14,721        3,450
  Interest Accrued                          17,465       20,315
  Dividends Declared                        23,300       23,490
  Accrued Employee Separation Costs          5,284        7,488
  Deferred Income Taxes                      1,607        2,569
  Other                                     22,799       20,554
    Total Current Liabilities              327,991      256,766
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                    426,616      425,875
  Deferred Investment Tax Credits           48,478       49,112
  Capital Lease Obligations                 39,236       40,227
  Other                                     53,540       51,133
    Total Deferred Credits and
     Other Liabilities                     567,870      566,347

Total Liabilities and Capitalization    $2,691,083   $2,620,896



   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Atlantic Energy, Inc. (the Company, AEI or parent) is the parent of Atlantic City Electric Company (ACE) and Atlantic Energy Enterprises, Inc. (AEE) which are wholly-owned subsidiaries. ACE is a public utility primarily engaged in the generation, transmission, distribution and sale of electric energy. AEE is a holding company which is responsible for the management of the investments in nonutility companies consisting of: Atlantic Generation, Inc. (AGI), ATE Investment, Inc. (ATE), Atlantic Southern Properties, Inc. (ASP), Atlantic Thermal Systems, Inc.
(ATS), Coastal Comm, Inc. (CCI) and Atlantic Energy Technology, Inc. (AET). AEE also has a 50% equity interest in Enerval, LLC, (formerly known as Atlantic CNRG Services, LLC) The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of the nonutility companies are not significant and are classified under Other Income in the Consolidated Statement of Income.

These consolidated financial statements reflect all normal, recurring adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements presented. The notes to the consolidated financial statements accompanying the Company's 1996 proxy statement for the annual meeting of shareholders and the Company's 1995 Annual Report on Form 10-K, which are both filed with the Securities and Exchange Commission, should be read in conjunction with this report. Note 1 of these annual reports specifically identifies the significant accounting policies of the Company. The consolidated balance sheet contained in the financial statements presented herein that is labeled December 31, 1995 was derived from the audited consolidated balance sheet presented in the 1995 Annual Report on Form 10-K.

The Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation", effective January 1, 1996. This statement encourages a fair value method to account for stock-based compensation, as an alternative to the intrinsic value method permitted by other accounting standards still in effect. The Company is continuing to use the intrinsic value method. As required by Statement No. 123, the Company will provide in its annual financial statements the pro forma effects of the fair value method on net income and earnings per share.

Certain prior year amounts have been reclassified to conform to the current year reporting.

NOTE 2.  INCOME TAXES

The components of Federal Income Tax expense are as follows
(in thousands of dollars):

                                        Quarter/Year-to-Date,
                                        Ended March 31, 1996
                                           1996       1995
                                             (unaudited)

Current                                 $ 9,163    $ 5,151
Deferred                                 (1,015)     1,534
Total Federal Income Tax Expense          8,148      6,685
Less Amounts Included in Other Income       342        488
Federal Income Taxes Included
 in Operating Expenses                  $ 7,806    $ 6,197

A reconciliation of the expected Federal income taxes compared to the reported Federal Income Tax expense computed by applying the statutory rate follows:

Tax Computed at the Statutory Rate
 of 35%                                 $ 9,342    $ 7,680
Utility Plant Basis Differences             687        362
Investment Tax Credits                     (649)      (637)
Other-Net                                (1,232)      (720)
Total Federal Income Tax Expense        $ 8,148    $ 6,685

Effective Federal Income Tax Rate            31%        30%

The Company is awaiting settlement by the Internal Revenue
Service concerning tax years 1984 through 1986. The impending settlement is not expected to have a material impact to the Company.

NOTE 3.  RATE MATTERS OF ACE

ACE filed a petition with the New Jersey Board of Public Utilities (BPU) on April 17, 1995, requesting a $37 million increase in annual LEC revenues effective June 1, 1995. This LEC filing represented the first that included a full year of costs for capacity and energy with all four of the Independent Power Producers (IPPs) with which ACE has BPU-approved contracts. The requested amount had been reduced by ACE from $67.6 million by forgoing $10 million in LEC revenues under the Southern New Jersey Economic Initiative and deferring $20.6 million of LEC costs that ACE will incur during the 1995/1996 LEC period for recovery in the next LEC period, without carrying costs. Effective July 7, 1995, the BPU approved a provisional increase of $37 million effective for service rendered on and after July 7, 1995. On March 13, 1996, the BPU rendered its final decision approving the continuance of the provisional increase effective since July 1995.

On March 29, 1996, ACE submitted to the BPU a request for a $49.7 million increase in annual LEC revenues effective June 1, 1996. The requested LEC rates continue to include the cost of four BPU-approved contracts with IPPs. This request also includes the recovery of $20.6 million of LEC costs previously deferred from the 1995 LEC request. In order to reduce the impact of this LEC request to customers, ACE has reduced the level of its request by including a proposed deferral of $14.7 million of 1996/1997 LEC costs, to be recovered without carrying costs in the next LEC period.

In September 1994, the BPU issued an order establishing a generic proceeding to review the methodology by which utilities are permitted to recover through rates capacity costs from nonutility generation projects. This issue relates to the Ratepayer Advocate's allegation that present BPU policy, which permits the utilities to recover all costs related to nonutility projects through the LEC, provides the utilities with a double recovery of the nonutility project's capacity costs concurrently through base rates and LEC rates. The order established that this matter be reviewed in a two phase proceeding: 1) to determine and quantify the existence or non-existence of a double recovery; and 2) if a double recovery is found to exist to address the appropriate prospective methodology for the recovery of these capacity costs. In September 1995, the Ratepayer Advocate filed testimony that claims ACE's overrecovery of capacity costs for the four-year period June 1991 through May 1995 is $46 million. The Ratepayer Advocate also filed testimony supporting similar claims for other New Jersey electric utilities. In December 1995, ACE and the other electric utilities filed testimony rebutting the Ratepayer Advocate's claims. Evidentiary hearings were held in December 1995 and April 1996. Litigation will continue in 1996; the BPU's final decision is not expected until the latter part of 1996. At this time, ACE cannot predict the outcome of this proceeding and cannot estimate the impact that the double recovery issue may have on future rates.

By Order dated March 14, 1996 the BPU initiated an investigation of the ongoing outage at Salem Nuclear Generating Station. ACE has a 7.41% ownership in the Salem Nuclear Generating Station, operated by Public Service Electric and Gas Company (PS). By its Order the BPU declared the rates associated with ACE's and PS's ownership in Salem Unit 1 interim and subject to refund pending a hearing as to whether Salem Unit 1 is currently used and useful. The BPU also ordered ACE and PS to file briefs with regard to why the BPU should not, after conducting hearings, immediately declare each utility's rates related to Salem Unit 2 interim, and subject to refund. On April 4, 1996 both ACE and PS submitted briefs to the BPU supporting the facts that in contrast to the uncertain nature of the outage in Salem Unit 1, there is no such uncertainty with Salem Unit 2. The restart date of Salem Unit 2 has been advanced to August 1996, and no evidence has been presented to the BPU to indicate that this restart date will not be achieved. As such, there are no facts currently before the BPU to support a declaration of Salem Unit 2's rates interim and subject to refund. On April 11, 1996 the BPU issued a letter order setting evidentiary hearings, before the BPU, to address solely the issue of interim rates as related to Salem Unit 2. Such hearings are scheduled to continue through May 1996. At this time, ACE cannot predict the BPU's decision concerning the issue of interim rates related to Salem Unit 2. At this time, the BPU has not scheduled hearings to investigate the issue of whether Salem Unit 1 is currently used and useful.

NOTE 4.  DEBT

On February 1, 1996, ACE redeemed the remaining 120,000 shares of its $8.53 No Par Preferred Stock at a price of $101.00 per share. Also on February 1, 1996, $9.98 million of 5-1/8% First Mortgage Bonds and $2.267 million of 5-1/4% Debentures of ACE matured. ACE's Cumulative Preferred Stock and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at March 31, 1996 are approximately $157 million and $796 million, respectively. Their estimated aggregate fair market values at December 31, 1995 were approximately $172 million and $851 million, respectively. With regard to short term debt, ACE had $127.7 million and $30.5 million outstanding at March 31 1996 and December 31, 1995, respectively.

At March 31, 1996 and December 31, 1995, AEI had $35 million and
$34.5 million, respectively, outstanding under its revolving credit and term loan facility.

At March 31, 1996 and December 31, 1995, ATE had outstanding
$15.0 million and $18.5 million, respectively, under its revolving credit and term loan facility. The estimated aggregate fair market value of ATE's senior notes at March 31, 1996 and December 31, 1995 was approximately $16 million.






NOTE 5.  COMMON STOCK

As of March 31, 1996 and December 31, 1995, 52,702,052 and
52,531,878 shares of common stock were outstanding, respectively.
The increase in shares outstanding for the current period reflects the issuance of 170,174 shares, net of forfeited shares, under the Company's Equity Incentive Plan and ACE's benefit plans.

NOTE 6.  CONTINGENCIES

ACE is a 7.41% owner of the Salem Nuclear Generating Station (Salem) operated by PS. Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. A thorough assessment of the equipment and management issues that have affected the operation of Unit 2 and the station are being resolved and necessary corrections are being made to assure safe and reliable operation over the long term. Unit 2 is expected to return to service in August 1996. Unit 1 is undergoing extended testing of its steam generation equipment and its return has been delayed for an indefinite period. The owners of Salem are currently considering repair or replacement options for the steam generators in Unit 1. If the generators are replaced, ACE's estimated share of capital expenditures would range from $11 million to $12.6 million. ACE's share of the estimated costs of repairing the generators would range from $1.4 million to $2.8 million. If the option combines repair and replacement, ACE's estimated share of capital and maintenance costs would range from $12.5 million to $15.4 million. The incremental cost of replacement power during the outages is approximately $1.4 million per month.

ACE is a 5% owner in the Hope Creek Nuclear Generating Station (Hope Creek), also operated by PS. Hope Creek went into a scheduled refueling and maintenance outage on November 11, 1995 which was extended to correct maintenance and performance problems. The unit returned to service on March 25, 1996. The incremental replacement power costs associated with the Hope Creek outage was approximately $400 thousand per month.

ACE is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. The standard establishes a target aggregate capacity factor within a zone of reasonable performance to be achieved by the units. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. Because the aggregate capacity factor of ACE's nuclear units is expected to be below the reasonable performance, ACE anticipates that it will incur a nuclear performance penalty in 1996 of $2.1 million, net of tax. This penalty is being recognized ratably throughout 1996 as it relates to performance and replacement power costs incurred within interim periods during the year. As of March 31, 1996, ACE has accrued $528 thousand, net of tax, for the 1996 penalty.


ACE has a trust to fund the future costs of decommissioning each of the five nuclear units in which it has an ownership interest. The current annual funding amount of this trust is based on estimates of the future costs of decommissioning each unit derived from studies performed in 1987. In accordance with BPU requirements, updated site specific studies are underway. Amounts to be recognized and recovered in rates based on the updated studies are not presently determinable. Results of the studies are expected by the third quarter of 1996.
CONSOLIDATED STATEMENT OF INCOME
Thousands of Dollars
                                          Quarter/Year-to-Date
                                            Ended March 31,
                                           1996        1995
                                             (unaudited)

Operating Revenues-Electric              $245,472    $218,666
Operating Expenses:
  Energy                                   58,782      45,737
  Purchased Capacity                       49,330      47,633
  Operations                               35,760      37,690
  Maintenance                              10,720       6,830
  Depreciation and Amortization            20,251      19,457
  State Excise Taxes                       26,805      24,759
  Federal Income Taxes                      7,806       6,197
  Other Taxes                               2,943       2,798
    Total Operating Expenses              212,397     191,101
Operating Income                           33,075      27,565
Other Income:
  Allowance for Equity Funds Used During
   Construction                               221         484
  Miscellaneous Income-Net                  1,582       2,153
    Total Other Income                      1,803       2,637
Interest Charges:
  Interest on Long Term Debt               15,095      14,597
  Other Interest Expense                      798         203
Total Interest Charges                     15,893      14,800
  Allowance for Borrowed Funds Used
   During Construction                       (331)       (377)
    Net Interest Charges                   15,562      14,423

Net Income                                 19,316      15,779
Less Preferred Dividend Requirements        3,009       3,787
Balance Available for Common Shareholder $ 16,307    $ 11,992


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars

                                              Year-to-Date
                                              Ended March 31,
                                             1996       1995
                                              (unaudited)
Cash Flows Of Operating Activities:
 Net Income                               $  19,316  $  15,779
 Deferred Purchased Power Costs               4,104      3,921
 Deferred Energy Costs                         (432)      (362)
 Depreciation and Amortization               20,251     19,457
 Deferred Federal Income Taxes-Net             (604)       833
 Prepaid State Excise Taxes                 (67,212)   (76,348)
 Employee Separation Costs                   (2,204)    (6,779)
 Unrecovered State Excise Taxes               2,390      2,390
 Net Increase in Other Working Capital       (7,906)   (12,533)
 Other-Net                                    2,729        666
 Net Cash Used in Operating Activities      (29,568)   (52,976)

Cash Flows Of Investing Activities:
 Cash Construction Expenditures             (20,260)   (19,502)
 Leased Property                               (778)    (1,624)
 Nuclear Decommissioning Trust Fund
  Deposits                                   (1,606)    (1,606)
 Notes Receivable-Affiliates                   -        (6,685)
 Other-Net                                      (65)     2,452
Net Cash Used in Investing Activities       (22,709)   (26,965)

Cash Flows Of Financing Activities:
 Retirement and Maturity of Long Term Debt  (12,247)      -
 Proceeds from Short Term Debt               97,150    101,550
 Redemption of Preferred Stock              (12,120)      -
 Capital Contributions                        2,131        328
 Dividends Declared on Preferred Stock       (3,009)    (3,787)
 Dividends Declared on Common Stock         (20,290)   (20,458)
 Other-Net                                      632      1,478
 Net Cash Provided by Financing Activities   52,247     79,111

Net Decrease in Cash and
 Temporary Investments                          (30)      (830)
Cash and Temporary Investments,
 beginning of period                          3,987      3,459
Cash and Temporary Investments,
 end of period                            $   3,957  $   2,629


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
Thousands of Dollars


                                        March 31,    December 31,
                                           1996          1995
                                       (unaudited)
ASSETS

Electric Utility Plant:
  In Service                           $2,448,587    $2,429,176
  Less Accumulated Depreciation           813,960       794,479
    Net                                 1,634,627     1,634,697
  Construction Work in Progress           118,261       119,270
  Land Held for Future Use                  6,941         6,941
  Leased Property-Net                      39,899        40,878
    Electric Utility Plant-Net          1,799,728     1,801,786
Investments and Nonutility Property:
  Nuclear Decommissioning Trust Fund       64,223        61,802
  Other Property, Investments and Funds     2,117         2,077
    Total Investments and Nonutility
     Property                              66,340        63,879
Current Assets:
  Cash and Temporary Investments            3,957         3,987
  Accounts Receivable:
   Utility Service                         72,421        66,099
   Miscellaneous                           15,757        17,379
   Allowance for Doubtful Accounts         (3,500)       (3,300)
  Unbilled Revenues                        36,112        41,515
  Fuel (at average cost)                   22,683        25,459
  Materials and Supplies (at average cost) 25,321        25,434
  Working Funds                            14,903        14,420
  Deferred Energy Costs                    31,865        31,434
  Prepaid Excise Taxes                     77,965        10,753
  Other                                    10,482        10,249
    Total Current Assets                  307,966       243,429
Deferred Debits:
  Unrecovered Purchased Power Costs        95,714        99,817
  Recoverable Future Federal Income Taxes  85,858        85,858
  Unrecovered State Excise Taxes           61,884        64,274
  Unamortized Debt Costs                   37,917        38,924
  Other Regulatory Assets                  55,889        54,568
  Other                                    13,244         9,372
    Total Deferred Debits                 350,506       352,813

Total Assets                           $2,524,540    $2,461,907

          SEE NOTES TO CONSOLIDATED STATEMENTS
CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                        March 31,    December 31,
                                           1996          1995
                                       (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholder's Equity:
   Common Stock                        $   54,963    $   54,963
   Premium on Capital Stock               231,081       231,081
   Contributed Capital                    264,894       262,762
   Capital Stock Expense                   (2,049)       (2,131)
   Retained Earnings                      248,418       252,484
    Total Common Shareholder's Equity     797,307       799,159
  Cumulative Preferred Stock:
   Not Subject to Mandatory Redemption     40,000        40,000
   Subject to Mandatory Redemption        114,750       114,750
  Long Term Debt                          802,376       802,356
    Total Capitalization
     (excluding current portion)        1,754,433     1,756,265
Current Liabilities:
  Preferred Stock Redemption
   Requirement                             10,250        22,250
  Capital Lease Obligations                   663           650
  Long Term Debt-Current Portion             -           12,247
  Short Term Debt                         127,695        30,545
  Accounts Payable                         54,867        60,831
  Federal Income Taxes Payable-Affiliate    8,115        11,574
  Other Taxes Accrued                       6,748         3,382
  Interest Accrued                         16,584        19,961
  Dividends Declared                       23,300        23,490
  Employee Separation Costs                 5,284         7,488
  Deferred Income Taxes                     1,607         2,569
  Other                                    20,345        17,156
    Total Current Liabilities             275,458       212,143
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                   354,577       354,218
  Deferred Investment Tax Credits          48,478        49,112
  Capital Lease Obligations                39,236        40,227
  Other                                    52,358        49,942
    Total Deferred Credits and
     Other Liabilities                    494,649       493,499


Total Liabilities and Capitalization   $2,524,540    $2,461,907


          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Atlantic City Electric Company (the Company) is a wholly-owned subsidiary of Atlantic Energy, Inc. The consolidated financial statements include the accounts of the Company and its subsidiary, which is wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect all normal, recurring adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements presented. The notes to the consolidated financial statements accompanying the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with this report.
Note 1 of this annual report specifically identifies the significant accounting policies of the Company. The consolidated balance sheet contained in the financial statements presented herein that is labeled December 31, 1995 was derived from the audited consolidated balance sheet presented in the 1995
Form 10-K.

The Financial Accounting Standards Board issued Statement
No. 123, "Accounting for Stock-Based Compensation", effective January 1, 1996. This statement encourages a fair value method to account for stock-based compensation, as an alternative to the intrinsic value method permitted by other accounting standards still in effect. The Company is continuing to use the intrinsic value method. As required by Statement No. 123, the Company will provide in its annual financial statements the pro forma effects of the fair value method on net income.

Certain prior year amounts have been reclassified to conform to the current year reporting.

NOTE 2.  INCOME TAXES

The components of Federal Income Tax expense are as follows (in thousands of dollars):
                                           Quarter/Year-To Date
                                              Ended March 31,
                                             1996     1995
                                                 (unaudited)

Current                                    $ 9,742  $ 6,071
Deferred                                    (1,238)     833
Total Federal Income Tax Expense             8,504    6,904
Less Amounts Included in Other Income          698      707
Federal Income Taxes Included
 in Operating Expenses                     $ 7,806  $ 6,197

A reconciliation of the expected Federal income taxes compared to the reported Federal Income Tax expense computed by applying the statutory rate follows:

Tax Computed at the Statutory Rate
 of 35%                                    $ 9,737  $ 7,939
Utility Plant Basis Differences                687      362
Investment Tax Credits                        (634)    (634)
Other-Net                                   (1,286)    (763)
Total Federal Income Tax Expense           $ 8,504  $ 6,904

Effective Federal Income Tax Rate               31%      30%

The Company is awaiting settlement by the Internal Revenue
Service concerning tax years 1984 through 1986. The impending settlement is not expected to have a material impact to the Company.


NOTE 3.  RATE MATTERS

The Company filed a petition with the New Jersey Board of Public Utilities (BPU) on April 17, 1995, requesting a $37 million increase in annual LEC revenues effective June 1, 1995. This LEC filing represented the first that included a full year of costs for capacity and energy with all four of the Independent Power Producers (IPPs) with which the Company has BPU-approved contracts. The requested amount had been reduced by the Company from $67.6 million by forgoing $10 million in LEC revenues under the Southern New Jersey Economic Initiative and deferring $20.6 million of LEC costs that the Company will incur during the 1995/1996 LEC period for recovery in the next LEC period, without carrying costs. Effective July 7, 1995, the BPU approved a provisional increase of $37 million effective for service rendered on and after July 7, 1995. On March 13, 1996, the BPU rendered its final decision approving the continuance of the provisional increase effective since July 1995.

On March 29, 1996, the Company submitted to the BPU a request for a $49.7 million increase in annual LEC revenues effective June 1, 1996. The requested LEC rates continue to include the cost of four BPU-approved contracts with IPPs. This request also includes the recovery of $20.6 million of LEC costs previously deferred from the 1995 LEC request. In order to reduce the impact of this LEC request to customers, the Company has reduced the level of its request by including a proposed deferral of $14.7 million of 1996/1997 LEC costs, to be recovered without carrying costs in the next LEC period.

In September 1994, the BPU issued an order establishing a generic proceeding to review the methodology by which utilities are permitted to recover through rates capacity costs from nonutility generation projects. This issue relates to the Ratepayer Advocate's allegation that present BPU policy, which permits the utilities to recover all costs related to nonutility projects through the LEC, provides the utilities with a double recovery of the nonutility project's capacity costs concurrently through base rates and LEC rates. The order established that this matter be reviewed in a two phase proceeding: 1) to determine and quantify the existence or non-existence of a double recovery; and 2) if a double recovery is found to exist to address the appropriate prospective methodology for the recovery of these capacity costs. In September 1995, the Ratepayer Advocate filed testimony that claims the Company's overrecovery of capacity costs for the four-year period June 1991 through May 1995 is $46 million. The Ratepayer Advocate also filed testimony supporting similar claims for other New Jersey electric utilities. In December 1995, the Company and the other electric utilities filed testimony rebutting the Ratepayer Advocate's claims. Evidentiary hearings were held in December 1995 and April 1996. Litigation will continue in 1996; the BPU's final decision is not expected until the latter part of 1996. At this time, the Company cannot predict the outcome of this proceeding and cannot estimate the impact that the double recovery issue may have on future rates.

By Order dated March 14, 1996 the BPU initiated an investigation of the ongoing outage at Salem Nuclear Generating Station operated by Public Service Electric and Gas Company (PS). The Company has a 7.41% ownership in the Salem Nuclear Generating Station. By its Order the BPU declared the rates associated with the Company's and PS's ownership in Salem Unit 1 interim and subject to refund, pending a hearing as to whether Salem Unit 1 is currently used and useful. The BPU also ordered the Company and PS to file briefs with regard to why the BPU should not, after conducting hearings, immediately declare each utility's rates related to Salem Unit 2 interim and subject to refund. On April 4, 1996 both the Company and PS submitted briefs to the BPU supporting the facts that in contrast to the uncertain nature of the outage in Salem Unit 1, there is no such uncertainty with Salem Unit 2. The restart date of Salem Unit 2 has been advanced to August 1996, and no evidence has been presented to the BPU to indicate that this restart date will not be achieved. As such, there are no facts currently before the BPU to support a declaration of Salem Unit 2's rates interim and subject to refund. On April 11, 1996 the BPU issued a letter order setting evidentiary hearings, before the BPU, to address solely the issue of interim rates as related to Salem Unit 2. Such hearings are scheduled to continue through May 1996. At this time, the Company cannot predict the BPU's decision concerning the issue of interim rates related to Salem Unit 2. At this time, the BPU has not scheduled hearings to investigate the issue of whether Salem Unit 1 is currently used and useful.

NOTE 4.  DEBT

On February 1, 1996, the Company redeemed the remaining 120,000 shares of its $8.53 No Par Preferred Stock at a price of $101.00 per share. Also on February 1, 1996, $9.98 million of 5-1/8% First Mortgage Bonds and $2.267 million of 5-1/4% Debentures of the Company matured. The Company's Cumulative Preferred Stock and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at March 31, 1996 are approximately $157 million and $796 million, respectively. Their estimated aggregate fair market values at December 31, 1995 were approximately $172 million and $851 million, respectively. With regard to short term debt, the Company had $127.7 million and $30.5 million outstanding at March 31, 1996 and December 31, 1995, respectively.

NOTE 5.  CONTINGENCIES

The Company is a 7.41% owner of the Salem Nuclear Generating Station (Salem) operated by PS. Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. A thorough assessment of the equipment and management issues that have affected the operation of Unit 2 and the station are being resolved and necessary corrections are being made to assure safe and reliable operation over the long term. Unit 2 is expected to return to service in August 1996. Unit 1 is undergoing extended testing of its steam generation equipment and its return has been delayed for an indefinite period. The owners of Salem are currently considering repair or replacement options for the steam generators in Unit 1. If the generators are replaced, the Company's estimated share of capital expenditures would range from $11 million to $12.6 million. The Company's share of the estimated costs of repairing the generators would range from $1.4 million to $2.8 million. If the option combines repair and replacement, the Company's estimated share of capital and maintenance costs would range from $12.5 million to $15.4 million. The incremental cost of replacement power during the outages is approximately $1.4 million per month.

The Company is a 5% owner in the Hope Creek Nuclear Generating Station (Hope Creek), also operated by PS. Hope Creek went into a scheduled refueling and maintenance outage on November 11, 1995 which was extended to correct maintenance and performance problems. The unit returned to service on March 25, 1996. The incremental replacement power costs associated with the Hope Creek outage was approximately $400 thousand per month.

The Company is subject to a performance standard for its five jointly-owed nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. The standard establishes a target aggregate capacity factor within a zone of reasonable performance to be achieved by the units. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. Because the aggregate capacity factor of the Company's nuclear units is expected to be below the reasonable performance, the Company anticipates that it will incur a nuclear performance
penalty in 1996 of $2.1 million, net of tax.   This penalty is
being recognized ratably throughout 1996 as it relates to performance and replacement power costs incurred within interim periods during the year. As of March 31, 1996, the Company has accrued $528 thousand, net of tax, for the 1996 penalty.

The Company has a trust to fund the future costs of decommissioning each of the five nuclear units in which it has an ownership interest. The current annual funding amount of this trust is based on estimates of the future cost of decommissioning each unit derived from studies performed in 1987. In accordance with BPU requirements, updated site specific studies are underway. Amounts to be recognized and recovered in rates based on the updated studies are not presently determinable. Results of the studies are expected by the third quarter of 1996. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following is management's discussion and analysis of significant factors which affected the Atlantic Energy, Inc. (the Company, AEI or parent) interim financial condition and results of operations. To properly assess and evaluate the Company's performance one should read, in conjunction with this report, the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1995 Annual Report on Form 10-K and the 1996 proxy statement for the annual meeting of shareholders. Atlantic City Electric Company (ACE) is the principal subsidiary of the Company and the following discussion focuses primarily on ACE.

LIQUIDITY AND CAPITAL RESOURCES

Atlantic Energy, Inc.

The operating needs of the Company, representing those of the consolidated group, are dependent upon the results of its subsidiaries, principally those of ACE.

At March 31, 1996 and December 31, 1995, AEI had $35 million and
$34.5 million outstanding, respectively, under its revolving credit and term loan facility.

Atlantic City Electric Company

On February 1, 1996 ACE redeemed the remaining 120,000 shares of its $8.53 No Par Preferred Stock at a price of $101.00 per share.
Also on February 1, 1996 $9.98 million of 5-1/8% First Mortgage
Bonds and $2.267 million of 5-1/4% Debentures matured.

At March 31, 1996, ACE had $127.7 million outstanding in short term debt, compared to $30.5 million outstanding at December 31, 1995. Short term debt consisted of notes payable to banks. Proceeds were used for the redemption of preferred stock mentioned above and the remittance of the annual state excise tax payment as discussed below.

In March 1996, ACE made its annual payment to the State of New Jersey in the amount of $91.6 million for state excise taxes. This payment caused a net cash usage in operating activities for the current and prior year quarter end period as presented on the Consolidated Statement of Cash Flows.




Atlantic Energy Enterprises, Inc. and Subsidiaries

In February 1996, AEE invested $4.8 million in Enerval,LLC, of which it has a 50% equity interest. This company provides energy management services, including natural gas supply, transportation and marketing. AEE obtained funding for this investment from ATE Investments, Inc. (ATE) in the form of notes payable.

In March 1996, AEE received a dividend distribution from AGI due to a $6.5 million distribution from a partnership in which AGI's subsidiaries have an interest. AEE used the proceeds to reduce the outstanding note payable to ATE.

At March 31, 1996 and December 31, 1995, ATE had outstanding
$15.0 million and $18.5 million, respectively, under its revolving credit and term loan facility.

In December 1995, ATS, through a partnership arrangement, borrowed from the New Jersey Economic Development Authority (EDA) $12.5 million. The availability of the borrowed funds for their intended use and the ultimate term of the borrowings are subject to certain conditions. Satisfaction of these conditions and use of the funds are expected in the second quarter of 1996.
Proceeds from the bond issuance remain restricted in trust pending resolution of these conditions. Effective April 30, 1996, the bonds were remarketed at a rate of 3.60% for a period of 114 days.

RESULTS OF OPERATIONS

Changes in net income and earnings per share for the periods ended March 31, 1996 versus the corresponding periods of the previous year are as follows:

                             Quarter/Year-To-Date
                             Ended March 31, 1996

Net Income                           35.5%
Earnings Per Share                   38.1%

The change in net income for the current quarter reflects an increase in electric revenues due to the increase in both electric sales and annual Levelized Energy Clause (LEC) revenues. The increase in operating expenses in the current period compared to the prior year period, reflects the costs supporting the increase in the sales of energy in the current period, as well as additional maintenance expense associated with the outages of ACE's jointly owned nuclear generating facilities. Significant factors contributing to these changes are explained below.

Unless otherwise specified, changes are in terms of the current year period compared to the corresponding prior year period.

Utility Revenues

Changes in Operating Revenues-Electric are disclosed in the following table:
                                 Quarter/Year-To-Date
                                 Ended March 31, 1996
                                (Thousands of Dollars)

Levelized Energy Clause                 $ 9,602
Kilowatt-hour Sales                      18,113
Unbilled Revenues                        (2,846)
Sales for Resale                          2,897
Other Revenues                           (1,067)
   Total                                $26,699

Levelized Energy Clause (LEC) revenues for the period increased due to a provisional rate increase in July 1995 of $37.0 million on an annual basis. Changes in Kilowatt-hour Sales are explained in the following section 'Billed Sales to Ultimate Utility Customers'. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which are affected by weather and economic conditions and the corresponding price per kilowatt-hour. The changes in Sales for Resale to wholesale customers are a function of ACE's energy mix strategy, which in turn is dependent upon ACE's needs for energy, the energy needs of other utilities participating in the regional power pool of which ACE is a member, and the sources and prices of energy available. The increase in Sales for Resale for the quarter was the result of new contract demands for bulk power sales to wholesale customers outside the regional power pool.
















Billed Sales to Ultimate Utility Customers

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding periods of the prior year, are shown below.

                                     Quarter/Year-To Date
                                     Ended March 31, 1996
                                                Average
Customer Class                      Sales     Use     Cust
Residential                         11.7%    10.6%    1.0%
Commercial                           6.4      5.3     1.0
Industrial                           5.0      3.0     2.0
  Total                              8.6      1.0     7.6

The large increase in Residential sales and average per customer use for the current quarter/year-to-date period was due to colder than normal temperatures this year compared to above normal temperatures in the same period last year. Sales to the Commercial sector increased due to ongoing economic growth and colder temperatures. Casino expansions and construction around Atlantic City, New Jersey were significant contributors to economic growth. Approximately one quarter of the increase in the number of Commercial customers was due to the continuing popularity of ACE's night lighting programs. The increase in Industrial sales was primarily due to the return of sales to a customer that had previously been supplied by an independent power producer.

Expenses

Total Operating Expenses for quarter/year-to-date period ended March 31, 1996 increased by 11.2%. Excluding depreciation and taxes, Total Operating Expenses increased by 12.1% due largely due to an increase in energy costs that accompanied increased sales and an increase in maintenance costs associated with the jointly owned nuclear stations.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the availability of low-cost generation from ACE-owned and purchased energy sources, the unit prices of the energy sources used and changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Generally, earnings are not affected by energy costs because these costs are adjusted to match the associated LEC revenues. However, ACE is voluntarily foregoing recovery of certain amounts of otherwise recoverable fuel costs through its Southern New Jersey Economic Initiative (SNJEI), thereby reducing earnings, as indicated below. Such reduced recoveries are discretionary by ACE, and are influenced by competitive and economic factors. Otherwise, in any period the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the Consolidated Balance Sheet as a liability or asset as appropriate. Amounts on the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. ACE was underrecovered by $31.9 million at March 31, 1996, as compared to $31.4 million at December 31, 1995.

Energy expense for the quarter/year-to-date period increased by 28.5%. Excluding deferred energy costs, Energy expense for the quarter/year-to-date period increased by 25.7%. The increase for the period was attributable to increased kilowatt-hour sales in the quarter when compared to the same period in the previous year, as well as ACE's use of alternative energy sources to replace energy lost due to the continued shutdown of the Salem units since May and June of 1995. The SNJEI reduced after tax income for the quarter/year-to-date period by $1.7 million.

Sources of energy by fuel source for the current period are as follows:
                                          Quarter/Year-to-Date
                                          Ended March 31, 1996

Coal                                              27%
Nuclear                                           13
Interchanged and Purchased                        35
Nonutility Purchased                              22
Oil and Natural Gas                                3
     Total                                       100%

Operations expense for the quarter/year-to-date period decreased 5.1%, due to cost reduction initiatives employed by ACE in 1995. Maintenance expense for the quarter/year-to-date period increased 5.7% due to costs associated with Salem and Hope Creek nuclear stations.

Depreciation expense for the quarter/year-to-date period increased 4.1% due to ACE's ongoing additions to electric plant in service.



State Excise Tax expense for the quarter/year-to-date period increased 8.3% reflecting an increased energy sales tax base for the quarter.

Federal Income Tax expense for the quarter/year-to-date period increased 26% due to higher taxable income compared to the same period last year.

Total Interest charges for the quarter/year-to-date period increased by 7.4% reflecting increased interest related to an increase in long and short term debt outstanding during the period.

Preferred Stock Dividend Requirements decreased 20.5% for the quarter/year-to-date period as a result of mandatory and optional sinking fund redemptions of preferred stock during the second half of 1995 and first quarter of 1996.

In December 1994, ACE recorded the expected costs of an employee separation program. The balance of the accrued separation costs on the Consolidated Balance Sheet at March 31, 1996 is $5.3 million compared to $7.5 million at December 31, 1995. ACE expects settlement of this obligation to be substantially completed by the end of 1996.

ACE is a 7.41% owner of the Salem Nuclear Generating Station (Salem) operated by PS. Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. A thorough assessment of the equipment and management issues that have affected the operation of Unit 2 and the station are being resolved and necessary corrections are being made to assure safe and reliable operation over the long term. Unit 2 is expected to return to service in August 1996. Unit 1 is undergoing extended testing of its steam generation equipment and its return has been delayed for an indefinite period. The owners of Salem are currently considering repair or replacement options for the steam generators in Unit 1. If the generators are replaced, ACE's estimated share of capital expenditures would range from $11 million to $12.6 million. ACE's share of the estimated costs of repairing the generators would range from $1.4 million to $2.8 million. If the option combines repair and replacement, ACE's estimated share of capital and maintenance costs would range from $12.5 million to $15.4 million. The incremental cost of replacement power during the outages is approximately $1.4 million per month.

ACE is a 5% owner in the Hope Creek Nuclear Generating Station (Hope Creek), also operated by PS. Hope Creek went into a scheduled refueling and maintenance outage on November 11, 1995 which was extended to correct maintenance and performance problems. The unit returned to service on March 25, 1996. The incremental replacement power costs associated with the Hope Creek outage was approximately $400 thousand per month.

ACE is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. The standard establishes a target aggregate capacity factor within a zone of reasonable performance to be achieved by the units. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. Because the aggregate capacity factor of ACE's nuclear units is expected to be below the reasonable performance, ACE anticipates that it will incur a nuclear performance penalty in 1996 of $2.1
million, net of tax.   This penalty is being recognized ratably
throughout 1996 as it relates to performance and replacement power costs incurred within interim periods during the year. As of March 31, 1996, the Company had accrued $528 thousand, net of tax, for the 1996 penalty.

ACE has a trust to fund the future costs of decommissioning each of the five nuclear units in which it has an ownership interest. The current annual funding amount of this trust is based on estimates of the future costs of decommissioning each unit derived from studies performed in 1987. In accordance with BPU requirements, updated site specific studies are underway. Amounts to be recognized and recovered in rates based on the updated studies are not presently determinable. Results of the studies are expected by the third quarter of 1996.

NONUTILITY ACTIVITIES

Nonutility operations, which include AEI parent, for the quarter/ year-to-date period ended March 31, 1996 resulted in a net loss of $771 thousand compared to the same period of the prior year which resulted in a net loss of $523 thousand. Of these amounts, operations of AEE and subsidiaries for the quarter/year-to-date ended March 31, 1996 and 1995 resulted in a net loss of $293 thousand and $196 thousand, respectively. The 1996 loss is largely due to administrative and general costs incurred in the continuing development of various new businesses, offset in part by earnings from a partnership interest in cogeneration facilities.

AEI parent for the quarter/year-to-date period ended March 31, 1996 and 1995 resulted in a net loss of $478 thousand and $327 thousand, respectively. The 1996 loss is largely due to interest expense associated with borrowings from the Company's revolving credit and term loan facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following is management's discussion and analysis of significant factors which affected the Company's interim financial condition and results of operations. To properly assess and evaluate the Company's performance one should read, in conjunction with this report, the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

On February 1, 1996 the Company redeemed the remaining 120,000 shares of its $8.53 No Par Preferred Stock at a price of $101.00 per share. Also on February 1, 1996, $9.980 million of 5-1/8% First Mortgage Bonds and $2.267 million of 5-1/4% Debentures of the Company matured.

At March 31,1996, the Company had $127.7 million outstanding in short term debt, compared to $30.5 million outstanding at December 31, 1995. The Company's short term debt consisted of notes payable to banks. Proceeds were used for the redemption of preferred stock mentioned above and the remittance of the annual state excise tax payment as discussed below.

In March 1996, the Company made its annual payment to the State of New Jersey in the amount of $91.6 million for state excise taxes. This payment caused a net cash usage in operating activities for the current and prior year quarter end period as presented on the Consolidated Statement of Cash Flows.

RESULTS OF OPERATIONS

Net income increased for the quarter/year-to-date period ended March 31, 1996 by 22.4% from the corresponding prior year period. The change in net income for the current quarter reflects an increase in electric revenues due to the increase in both electric sales and annual Levelized Energy Clause (LEC) revenues. The increase in operating expenses in the current period compared to the prior year period, reflects the costs supporting the increase in the sales of energy in the current period, as well as additional maintenance expense associated with the outages of the Company's jointly-owned nuclear generating facilities.

Significant factors contributing to these changes are explained below. Unless otherwise specified, changes are in terms of the current year period compared to the corresponding prior year period.

Utility Revenues

Changes in Operating Revenues-Electric are disclosed in the following table:
                                 Quarter/Year-To-Date
                                 Ended March 31, 1996
                                (Thousands of Dollars)

Levelized Energy Clause                 $ 9,602
Kilowatt-hour Sales                      18,113
Unbilled Revenues                        (2,846)
Sales for Resale                          2,897
Other Revenues                             (960)
   Total                                $26,806

Levelized Energy Clause (LEC) revenues for the period increased due to a provisional rate increase in July 1995 of $37.0 million on an annual basis. Changes in Kilowatt-hour Sales are explained in the following section 'Billed Sales to Ultimate Utility Customers'. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which are affected by weather and economic conditions and the corresponding price per kilowatt-hour. The changes in Sales for Resale to wholesale customers are a function of the Company's energy mix strategy, which in turn is dependent upon the Company's needs for energy, the energy needs of other utilities participating in the regional power pool of which the Company is a member, and the sources and prices of energy available. The increase in Sales for Resale for the quarter was the result of new contract demands for bulk power sales to wholesale customers outside the regional power pool.
Billed Sales to Ultimate Utility Customers

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding periods of the prior year, are shown below.

                                     Quarter/Year-To Date
                                     Ended March 31, 1996
                                                Average
Customer Class                      Sales     Use     Cust
Residential                         11.7%    10.6%    1.0%
Commercial                           6.4      5.3     1.0
Industrial                           5.0      3.0     2.0
  Total                              8.6      1.0     7.6


The large increase in Residential sales and average per customer use for the current quarter/year-to-date period was due to colder than normal temperatures this year compared to above normal temperatures in the same period last year. Sales to the Commercial sector increased due to ongoing economic growth and colder temperatures. Casino expansions and construction around Atlantic City, New Jersey were significant contributors to economic growth. Approximately one quarter of the increase in the number of Commercial customers was due to the continuing popularity of the Company's night lighting programs. The increase in Industrial sales was primarily due to the return of sales to a customer that had previously been supplied by an independent power producer.

Expenses

Total Operating Expenses for the quarter/year-to-date period ended March 31, 1996 increased by 11.1%. Excluding depreciation and taxes, Total Operating Expenses increased 12.1% due to an increase in energy expense that accompanied increased sales and an increase in maintenance costs associated with the jointly-owned nuclear stations.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the availability of low-cost generation from Company-owned and purchased energy sources, the unit prices of the energy sources used and changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Generally earnings are not affected by energy costs because these costs are adjusted to match the associated LEC revenues. However, the Company is voluntarily foregone recovery of certain amounts of otherwise recoverable fuel costs through its Southern New Jersey Economic Initiative (SNJEI), thereby reducing earnings, as indicated below. Such reduced recoveries are discretionary by the Company, and are influenced by competitive and economic factors. Otherwise, in any period the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the Consolidated Balance Sheet as a liability or asset as appropriate. Amounts on the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. The Company was underrecovered by $31.9 million at March 31, 1996, as compared to $31.4 million at December 31, 1995.

Energy expense for the quarter/year-to-date period increased by 28.5%. Excluding deferred energy costs, Energy expense for the quarter/year-to-date period increased by 25.7%. The increase for the current period was attributable to increased kilowatt-hour sales in the quarter when compared to the same period in the previous year, as well as the Company's use of alternative energy sources to replace energy lost due to the continued shutdown of the Salem units since May and June of 1995. The SNJEI reduced after tax income for the quarter/year-to-date period by $1.7 million.

Sources of energy by fuel source for the current period are as follows:

                                          Quarter/Year-to-Date
                                          Ended March 31, 1996
Coal                                              27%
Nuclear                                           13
Interchanged and Purchased                        35
Nonutility Purchased                              22
Oil and Natural Gas                                3
   Total                                         100%

Operations expense for the quarter/year-to-date period decreased by 5.1% due to cost reduction initiatives employed by the Company in 1995. Maintenance expense for the quarter/year-to-date period increased 5.7% due to costs associated with the Salem and Hope Creek nuclear stations.

Depreciation expense for the quarter/year-to-date period increased 4.1% due to the Company's ongoing additions to electric plant in service.

State Excise Tax expense for the quarter/year-to-date period increased 8.3% reflecting increased energy sales tax base for the quarter.

Federal Income Tax expense for the quarter/year-to-date period increased 26% due to higher taxable income compared to the same period last year.

Total Interest charges for the quarter/year-to-date period increased by 7.4% reflecting the increased interest related to an increase in long and short term debt outstanding during the period.

Preferred Stock Dividend Requirements decreased 20.5% for the quarter/year-to-date period as a result of mandatory and optional sinking fund redemptions of preferred stock during the second half of 1995 and first quarter of 1996.

In December 1994, the Company recorded the expected costs of an employee separation program. The balance of the accrued separation costs on the Consolidated Balance Sheet at March 31, 1996 is $5.3 million compared to $7.5 million at December 31, 1995. The Company expects settlement of this obligation to be substantially completed by the end of 1996.

The Company is a 7.41% owner of the Salem Nuclear Generating Station (Salem) operated by PS. Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. A thorough assessment of the equipment and management issues that have affected the operation of Unit 2 and the station are being resolved and necessary corrections are being made to assure safe and reliable operation over the long term. Unit 2 is expected to return to service in August 1996. Unit 1 is undergoing extended testing of its steam generation equipment and its return has been delayed for an indefinite period. The owners of Salem are currently considering repair or replacement options for the steam generators in Unit 1. If the generators are replaced, the Company's estimated share of capital expenditures would range from $11 million to $12.6 million. The Company's share of the estimated costs of repairing the generators would range from $1.4 million to $2.8 million. If the option combines repair and replacement, the Company's estimated share of capital and maintenance costs would range from $12.5 million to $15.4 million. The incremental cost of replacement power during the outages is approximately $1.4 million per month.

The Company is a 5% owner in the Hope Creek Nuclear Generating Station (Hope Creek), also operated by PS. Hope Creek went into a scheduled refueling and maintenance outage on November 11, 1995 which was extended to correct maintenance and performance problems. The unit returned to service on March 25, 1996. The incremental replacement power costs associated with the Hope Creek outage was approximately $400 thousand per month.

The Company is subject to a performance standard for its five jointly-owed nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. The standard establishes a target aggregate capacity factor within a zone of reasonable performance to be achieved by the units. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. Because the aggregate capacity factor of the Company's nuclear units is expected to be below the reasonable performance, the Company anticipates that it will incur a nuclear performance penalty in 1996 of $2.1 million, net of tax. This penalty is being recognized ratably throughout 1996 as it relates to performance and replacement power costs incurred within interim periods during the year. As of March 31, 1996, the Company has accrued $528 thousand, net of tax, for the 1996 penalty.

The Company has a trust to fund the future costs of decommissioning each of the five nuclear units in which it has an ownership interest. The current annual funding amount of this trust is based on estimates of the future cost of decommissioning each unit derived from studies performed in 1987. In accordance with BPU requirements, updated site specific studies are underway. Amounts to be recognized and recovered in rates based on the updated studies are not presently determinable. Results of the studies are expected by the third quarter of 1996.
Part II. Other Information
Item 1.  Legal Proceedings

  Certain developments have occurred in connection with matters previously reported under Part I, Item 1-Business in the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for Atlantic Energy, Inc. (AEI) and Atlantic City Electric Company (ACE). In addition, certain new information is contained herein.

Rate Matters

  ACE's rates for electric service at retail are subject to the approval of the New Jersey Board of Public Utilities (BPU). Reference is made to Note 3 of the Notes to Financial Statements for AEI and ACE filed herewith for information pertaining to the petitions filed with the BPU concerning certain rate matters. Such matters include changes in the Levelized Energy Clause (LEC) revenues for the LEC periods June 1, 1995 through May 31, 1996 and June 1, 1996 through May 31, 1997; the BPU's investigation into the Ratepayer Advocate's allegation of the double recovery of capacity costs; and additional information concerning the BPU investigation of the ongoing Salem Nuclear Generating Station outage.

  In accordance with the BPU's March 14, 1996 order, ACE filed plant investment and cost information relating to Salem Nuclear Station with the BPU on April 4, 1996. Such information was based on the test year ending May 31, 1991 of ACE's last base rate proceeding and relied on information provided by station operator, Public Service Electric & Gas Company (PS), for determining the allocation of plant investment among Salem 1, Salem 2 and common facilities. The total revenue requirement estimates are $12.460 million for Salem 1, and $22.129 million for Salem 2 and common facilities. For further information regarding Salem and the status of the BPU's investigation into the Salem outage, refer to Note 3 of the accompanying Notes to Financial Statements and Item 5-Other Information, below.

Litigation

  On February 27, 1996, the Salem co-owners filed a Complaint in United States District Court for the District of New Jersey against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, under state and Federal RICO statutes alleging fraud, negligent misrepresentation and breach of contract. The Westinghouse complaint seeks compensatory and punitive damages. On April 30, 1996, Westinghouse filed an answer and a counterclaim for unpaid work. PS has advised ACE that the amount being claimed by Westinghouse
in the counterclaim approximates $2.5 million.   An answer to the
counterclaim will be filed on behalf of the co-owners.

  On March 5, 1996, ACE filed a Complaint in Superior Court of New Jersey against PS in connection with Salem, seeking compensatory damages based on allegations of breach of contract and negligence. ACE has been advised that the other nonoperating co-owners of Salem have filed a similar complaint against PS in the United States District Court for the Eastern District of Pennsylvania. The final outcome of this litigation cannot be determined at this time.

Item 5.  Other Information

Construction  Program

  AEI's capital requirements for 1996 are estimated at $192 million. Cash construction expenditures for ACE are estimated at $92 million and capital requirements for the subsidiaries of Atlantic Energy Enterprises, an AEI subsidiary, are estimated at $100 million.

Competition

  On April 24, 1996, the Federal Energy Regulatory Commission
(FERC) issued a final rule, Order No. 888 (Final Rule), requiring transmitting utilities to file open access transmission service tariffs that contain minimum terms and conditions for non-discriminatory transmission and certain ancillary services.
Under the Final Rule, all public utilities that own, control, or operate interstate transmission facilities are required to offer service to others under a pro forma tariff and must use the pro forma tariff for their own wholesale energy sales and purchases. The Final Rule also permits transmitting utilities to seek recovery of legitimate, prudently incurred, and verifiable costs that are "stranded" as a result of providing open access transmission services pursuant to the Final Rule. FERC also issued another final rule, Order No. 889, that requires utilities to create an electronic system to share information about available transmission capacity. On March 21, 1996, ACE filed an open access transmission tariff in compliance with FERC requirements. The tariff will become effective upon FERC's approval.

  The BPU has initiated a Phase II process in its Energy Master Plan proceedings. Phase II is examining possible structural changes to the state's electric utility industry and is evaluating the issues surrounding potential stranded investment, direct access, retail wheeling, tax policies and generation divestiture. The working groups established to review these issues have submitted their findings to the BPU staff. The BPU's report is expected in late May 1996. Public hearings are scheduled through June and July of 1996 with implementation planned for January 1997.

  On March 18, 1996, the State of New Jersey Department of Treasury and the BPU released recommendations from a Joint Task Force on Energy Tax Policy. The proposed changes to the energy tax include eliminating the Gross Receipts and Franchise Tax (GR&FT) which is currently collected by all utilities. Instead of the traditional GR&FT, the proposal recommends imposing the Corporate Business Tax on all utilities in the same manner as all other corporations; the 6% State Sales and Use Tax is to be applied to retail electric and natural gas sales; and, a transitional energy facilities assessment tax is to be imposed on electric and natural gas facilities. The energy facilities assessment tax will be phased out over a five to six year period. It is anticipated that a bill will be introduced into the State Legislature in May for an effective date of January 1, 1997.

Nonutility Subsidiaries

  In April 1995, Atlantic Jersey Thermal Systems, Inc. (AJTS), a wholly-owned subsidiary of Atlantic Thermal System, Inc., filed a petition with the BPU for an order declaring that AJTS not be deemed a "public utility" under New Jersey law subject to the BPU's jurisdiction by reasons of either its ownership and operation of a proposed thermal energy production facility (Project) serving certain customers in Atlantic City or the sale of thermal energy therefrom. AJTS has proposed that its thermal energy services would not constitute the operation of facilities for public use, but will service a limited number of large, sophisticated energy consumers through individually-negotiated service agreements. Bond proceeds of $12.5 million from the issuance of Thermal Energy Facilities Revenue Bonds by the New Jersey Economic Development Authority are currently being held in escrow pursuant to a Trust Indenture. Disbursement of the bond proceeds is subject to certain conditions, including the issuance of a final non-appealable order of the BPU approving the financing of the Project or exempting AJTS and/or the Project from, or otherwise declaring them not subject to, the jurisdiction of the BPU. The BPU is expected to take action in late May 1996, but the final outcome cannot be determined at this time. For further information regarding these tax-exempt funds, refer to AEI's Management Discussion and Analysis-Liquidity and Capital Resources, herein.

Nuclear Generating Station Developments

  PS has advised ACE that as a result of several Boiling Water Reactors (BWR) experiencing clogging of some emergency core cooling system suction strainers, which supply water from the suppression pool for emergency cooling of the core and related structures, the NRC has issued a Bulletin dated May 6, 1996 to operators of BWRs requesting measures be taken to minimize the potential for clogging. The NRC has proposed three resolution options, with a request that actions be completed by the end of the unit's first refueling outage after January 1997. Alternative resolution options will be subject to NRC approval. ACE has been advised by PS that PS expects to submit its planned actions and schedules within 180 days. ACE cannot predict what other actions, if any, the NRC may take on this matter.

Salem Station

  ACE is a 7.41% owner of Salem Nuclear Generating Station (Salem) operated by PS. Salem Station consists of two 1,100 megawatt pressurized water nuclear reactors (PWR) representing 164,000 kilowatts (KW) of ACE's total installed capacity of 2,348,700 KW.

  Salem Units 1 and 2 have been out of service since May 16, 1995 and June 7, 1995, respectively. ACE has been advised that since that time, PS has been engaged in a thorough assessment of each unit to identify and complete the work necessary to achieve safe, sustained, reliable and economic operation.

  PS has advised ACE that with respect to Salem Unit 1, the most recent inspection of the steam generators is not complete, but partial results from eddy current inspections in February 1996 show indications of degradation in a significant number of tubes. PS has removed several tubes for laboratory examination to confirm the results of the inspections. PS has been evaluating several options which include repair of degraded tubes by sleeving at locations found to contain crack-like indications, replacement of the steam generators with existing unused steam generators from a utility that had previously cancelled a new plant, or repair for an interim period and then replacement of the steam generators with newly constructed steam generators. These evaluations are expected to be completed mid-May 1996. Implementation of one or more of these options may enable the return to service of Salem Unit 1 by mid-1997.

  PS has further advised ACE that the preliminary results of the Salem Unit 2 inspections confirm that the condition of the Salem Unit 2 steam generators is well within current repair limits. PS had also removed several tubes from Salem Unit 2 steam generators for laboratory analysis to confirm the results of testing. Repairs to Salem Unit 2 steam generators will be completed in the second quarter of 1996 to support the scheduled return to service by the end of August 1996.

  ACE had been advised by PS that PS had planned to return Salem Unit 1 to service in the second quarter of 1996 and Salem Unit 2 in the third quarter of 1996. As a result of the extent of the previously discovered degradation in the Salem Unit 1 steam generators, PS is focusing its efforts on the return of Salem Unit 2 to service by the end of August 1996. The conduct of the additional steam generator inspections and testing on Salem Unit 2 is not expected to affect the timing of its restart. The timing of the restart is subject to completion of the requirements of the restart plan to the satisfaction of PS and the NRC, which encompasses a review and improvement of personnel, process and equipment issues.

  PS has advised ACE that the restart plan status is as follows:

  (i) Two of the five NRC Confirmatory Action Letter requirements were recognized as complete by the NRC on February 13, 1996. A third item has been addressed by PS and approval by the NRC is pending;

  (ii) Comprehensive action plans concerning people and process issues are approximately 85% task complete;

  (iii) A detailed Salem Unit 2 schedule integrating equipment maintenance, upgrades and testing has been developed and work is on schedule.

  PS has advised ACE that based on the above, PS is not aware of any constraints which will prevent Salem Unit 2 from returning to service by the end of August 1996.

  ACE has been advised that PS is currently considering three repair and replacement options for the steam generators in Salem Unit 1. PS has advised ACE that the first option, repairing the degraded tubes by sleeving, has an estimated cost of $19 million to $38 million, of which ACE's share would be $1.4 million to $2.8 million, and would permit Salem Unit 1 to operate for up to one cycle. This option would, however, require further repair, expenditures to permit the unit to continue to operate after this 18-month period. The second option, replacing the steam generators with unused steam generators from a utility that had previously cancelled a new plant, has an estimated cost of $150 million to $170 million, of which ACE's share would be $11.1 million to $12.6 million, and would permit the plant to operate for the remainder of its license term. The third option would combine the first option's repair with replacement by a newly constructed steam generator at the end of three years and would cost approximately $169 million to $208 million, of which ACE's share would be $12.5 million to $15.4 million. This option could involve additional inspections, repairs and/or mid-cycle outage costs. Implementation of one or more these options may enable Salem Unit 1 to return to service by mid-1997. Evaluations of the repair/replacement options and decisions by the Salem co-owners on the preferred course of action are expected to be completed by the end of the second quarter of 1996.

  ACE continues to evaluate the legal, regulatory and administrative implications of these events. At this time, it is impossible to predict the outcome of participation in any regulatory, administrative or civil proceedings and the ultimate responsibility for such costs and penalties.

Hope Creek

  ACE is a 5.0% owner of the Hope Creek Nuclear Generating
Station which is operated by PS.  ACE has been advised that Hope
Creek completed its sixth refueling and maintenance outage on March 25, 1996.

  PS has advised ACE that by letter dated January 29, 1996, the NRC requested a meeting with PS senior management to discuss its concerns regarding declining trends in performance at Hope Creek. Meetings were held with senior NRC officials on May 6th and 7th to discuss performance at both Hope Creek and Salem. The NRC acknowledged fundamental changes in PS's nuclear business unit and that those changes provided an overall positive impression. The NRC said that PS must demonstrate the integrity of station design and licensing basis of both units, a generic issue presently being pursued by the NRC. The NRC staff indicated that it will continue to closely monitory performance at Salem and Hope Creek, including emergency preparedness performance and the effectiveness of PS's corrective action program.

Item 6.  Exhibits and Reports on 8-K

Exhibits:  See Exhibit Index Attached

Reports on Form 8-K:  None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Atlantic Energy, Inc.
                                 Atlantic City Electric Company
                                 (Registrant)


Date:  May 15, 1996      By:         /s/L. M. Walters
                                        L. M. Walters
                          Treasurer of Atlantic Energy, Inc.
                          and Vice President, Treasurer and
                          Assistant Secretary of Atlantic
                          City Electric Company

                               EXHIBIT INDEX


27 Financial Data Schedules for Atlantic Energy, Inc. and
   Atlantic City Electric Company for periods ended
   March 31, 1996.