Form 10-Q
period 1996-06-30
ATLANTIC CITY ELECTRIC CO; ATLANTIC ENERGY INC
filed 1996-08-14
CIK 8192, 806393

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.
                              20549

                             Form 10-Q

          (x) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

               For Quarter ended June 30, 1996


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

Atlantic Energy, Inc.   52,702,052 shares  (as of August 7, 1996)

All of the outstanding shares of Common Stock of Atlantic City
Electric Company are owned by Atlantic Energy, Inc.

CONSOLIDATED STATEMENT OF INCOME
Thousands of Dollars
                                       Quarter Ended June 30,
                                         1996         1995
                                            (unaudited)

Operating Revenues-Electric            $225,678     $206,232
Operating Expenses:
  Energy                                 46,495       37,167
  Purchased Capacity                     47,903       46,839
  Operations                             39,455       35,959
  Maintenance                            11,735        7,914
  Depreciation and Amortization          19,973       19,462
  State Excise Taxes                     24,193       22,600
  Federal Income Taxes                    5,810        6,142
  Other Taxes                             2,429        2,378
    Total Operating Expenses            197,993      178,461
Operating Income                         27,685       27,771
Other Income:
  Allowance for Equity Funds Used During
   Construction                             272          175
  Other-Net                               1,879        2,315
    Total Other Income                    2,151        2,490
Interest Charges:
  Interest on Long Term Debt             15,041       14,549
  Other Interest Expense                  1,831        1,705
Total Interest Charges                   16,872       16,254
  Allowance for Borrowed Funds Used
   During Construction                     (295)        (348)
Net Interest Charges                     16,577       15,906
Less Preferred Stock Dividend
 Requirements of Subsidiary               3,009        3,787

Net Income                             $ 10,250     $ 10,568


Average Number of Shares of Common       52,702       52,717
 Stock Outstanding (in thousands)

Per Common Share:
  Earnings                               $  .20        $ .20
  Dividends Declared                     $  .385       $ .385
  Dividends Paid                         $  .385       $ .385

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS Thousands of Dollars
                                       Year-to-Date June 30,
                                         1996         1995
                                             (unaudited)

Operating Revenues-Electric            $471,003     $424,834
Operating Expenses:
  Energy                                105,278       84,392
  Purchased Capacity                     97,232       92,984
  Operations                             75,168       73,554
  Maintenance                            22,450       14,731
  Depreciation and Amortization          40,224       38,919
  State Excise Taxes                     50,998       47,360
  Federal Income Taxes                   13,615       12,339
  Other Taxes                             5,372        5,175
    Total Operating Expenses            410,337      369,454
Operating Income                         60,666       55,380
Other Income:
  Allowance for Equity Funds Used During
   Construction                             492          659
  Other-Net                               2,785        3,902
    Total Other Income                    3,277        4,561
Interest Charges:
  Interest on Long Term Debt             30,136       29,146
  Other Interest Expense                  2,630        1,908
Total Interest Charges                   32,766       31,054
  Allowance for Borrowed Funds Used
   During Construction                     (626)        (725)
Net Interest Charges                     32,140       30,329
Less Preferred Stock Dividend
 Requirements of Subsidiary               6,019        7,575
Net Income                               25,784       22,037

Retained Earnings at Beginning of
 Period                                 249,741      249,181

                                        275,525      271,218
Dividends Declared on Common Stock      (40,580)     (40,773)
Retained Earnings at End of Period     $234,945     $230,445

Average Number of Shares of Common       52,702       53,094
Stock Outstanding (in thousands)

Per Common Share:
  Earnings                               $  .49        $ .42
  Dividends Declared                     $  .77        $ .77
  Dividends Paid                         $  .77        $ .77
              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars
                                         Year-to-Date June 30,
                                           1996         1995
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                              $ 25,784     $ 22,037
 Deferred Purchased Power Costs             8,206        7,852
 Deferred Energy Costs                     (4,244)      (5,901)
 Depreciation and Amortization             40,224       38,919
 Deferred Income Taxes-Net                   (514)       4,101
 Unrecovered State Excise Taxes             4,780        4,780
 Employee Separation Costs                 (3,547)     (11,176)
 Net Increase in Other Working Capital    (35,763)     (63,179)
 Preferred Stock Dividend Requirements
  of Subsidiary                             6,019        7,575
 Other-Net                                   (118)       2,602
 Net Cash Provided by Operating
  Activities                               40,827        7,610

Cash Flows Of Investing Activities:
 Utility Cash Construction Expenditures   (40,220)     (43,575)
 Leased Property                           (1,832)      (3,986)
 Nuclear Decommissioning Trust Fund
  Deposits                                 (3,212)      (3,212)
 Utility Plant Removal Costs               (1,033)      (2,360)
 Other-Net                                  6,336        1,474
 Net Cash Used by Investing Activities    (39,961)     (51,659)

Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt               1,000       43,367
 Retirement and Maturity of Long Term Debt(19,266)         -
 Redemption of Preferred Stock            (12,120)         -
 Increase in Short Term Debt               76,720       75,400
 Proceeds from Common Stock Issued          3,993          -
 Purchases of Common Stock                 (1,823)     (28,421)
 Dividends Declared on Preferred Stock     (6,019)      (7,575)
 Dividends Declared on Common Stock       (40,580)     (40,635)
 Other-Net                                  1,620        3,324
 Net Cash Provided by Financing
  Activities                                3,525       45,460
Net Increase in Cash and Temporary
  Investments                               4,391        1,411
Cash and Temporary Investments,
 beginning of period                        5,691        5,114
Cash and Temporary Investments,
 end of period                           $ 10,082     $  6,525

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
Thousands of Dollars

                                         June 30,    December 31,
                                           1996          1995
                                       (unaudited)
ASSETS

Electric Utility Plant:
  In Service                           $2,469,033    $2,429,176
  Less Accumulated Depreciation           833,924       794,479
  Net                                   1,635,109     1,634,697
  Construction Work in Progress           116,228       119,270
  Land Held for Future Use                  5,604         6,941
  Leased Property-Net                      38,835        40,878
    Electric Utility Plant-Net          1,795,776     1,801,786
Investments and Nonutility Property:
  Investment in Leveraged Leases           79,338        78,959
  Nuclear Decommissioning Trust Fund       66,527        61,802
  Nonutility Property and Equipment-Net    27,051        22,743
  Other Investments and Funds              48,390        52,780
    Total Investments and Nonutility
     Property                             221,306       216,284
Current Assets:
  Cash and Temporary Investments           10,082         5,691
  Accounts Receivable:
   Utility Service                         72,565        66,099
   Miscellaneous                           21,811        17,477
   Allowance for Doubtful Accounts         (3,500)       (3,300)
  Unbilled Revenues                        38,159        41,515
  Fuel (at average cost)                   23,155        25,459
  Materials and Supplies (at average cost) 24,940        25,434
  Working Funds                            15,352        14,421
  Deferred Energy Costs                    35,678        31,434
  Prepaid Excise Taxes                     56,162        10,753
  Other                                    11,876        13,339
    Total Current Assets                  306,280       248,322
Deferred Debits:
  Unrecovered Purchased Power Costs        91,612        99,817
  Recoverable Future Federal Income Taxes  85,858        85,858
  Unrecovered State Excise Taxes           59,494        64,274
  Unamortized Debt Costs                   37,419        39,004
  Other Regulatory Assets                  57,363        54,568
  Other                                    13,231        10,983
    Total Deferred Debits                 344,977       354,504

Total Assets                           $2,668,339    $2,620,896

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                          June 30,   December 31,
                                            1996         1995
                                        (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholders' Equity:
   Common Stock                         $  565,606   $  563,436
   Retained Earnings                       234,945      249,741
    Total Common Shareholders' Equity      800,551      813,177
  Preferred Stock of Atlantic Electric:
   Not Subject to Mandatory Redemption      40,000       40,000
   Subject to Mandatory Redemption         114,750      114,750
  Long Term Debt                           829,778      829,856
    Total Capitalization
     (excluding current portion)         1,785,079    1,797,783
Current Liabilities:
  Cumulative Preferred Stock Redemption
   Requirement                              10,250       22,250
  Long Term Debt                            47,100       65,247
  Short Term Debt                          107,265       30,545
  Accounts Payable                          53,385       60,858
  Taxes Accrued                             20,711        3,450
  Interest Accrued                          20,467       20,315
  Dividends Declared                        23,300       23,490
  Accrued Employee Separation Costs          3,942        7,488
  Deferred Income Taxes                      2,540        2,569
  Other                                     25,427       20,554
    Total Current Liabilities              314,387      256,766
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                    426,672      425,875
  Deferred Investment Tax Credits           47,845       49,112
  Capital Lease Obligations                 38,159       40,227
  Other                                     56,197       51,133
    Total Deferred Credits and
     Other Liabilities                     568,873      566,347

Total Liabilities and Capitalization    $2,668,339   $2,620,896



   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Atlantic Energy, Inc. (the Company, AEI or parent) is the parent of Atlantic City Electric Company (ACE) and Atlantic Energy Enterprises, Inc. (AEE) which are wholly-owned subsidiaries.
ACE is a public utility primarily engaged in the generation, transmission, distribution and sale of electric energy. AEE is a holding company which is responsible for the management of the investments in nonutility companies consisting of: Atlantic Generation, Inc. (AGI), ATE Investment, Inc. (ATE), Atlantic Southern Properties, Inc. (ASP), Atlantic Thermal Systems, Inc.
(ATS), CoastalComm, Inc. (CCI) and Atlantic Energy Technology, Inc. (AET). AEE also has a 50% equity interest in Enerval, LLC. On July 2, 1996, AEI formed a new subsidiary, Atlantic Energy International, Inc. (AEII), to provide utility consulting services and equipment sales to international markets. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of the nonutility companies are not significant and are classified under Other Income in the Consolidated Statement of Income.

These consolidated financial statements reflect all normal, recurring adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements presented. The notes to the consolidated financial statements accompanying the Company's 1996 proxy statement for the annual meeting of shareholders and the Company's 1995 Annual Report on Form 10-K, which are both filed with the Securities and Exchange Commission, should be read in conjunction with this report. Note 1 of these annual reports specifically identifies the significant accounting policies of the Company. The consolidated balance sheet contained in the financial statements presented herein that is labeled December 31, 1995 was derived from the audited consolidated balance sheet presented in the Company's 1996 proxy statement for the annual meeting of shareholders and the 1995 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year reporting.

On August 12, 1996, the Boards of Directors of the Company and Delmarva Power & Light Company (DP&L) jointly announced an agreement to merge the companies into a yet-to-be-named new company. The merger is expected to be a tax free, stock-for-stock transaction accounted for as a purchase. Under the terms of the agreement, DP&L shareholders will receive one share of the new company's common stock for each share of DP&L common stock held. AEI shareholders will receive 0.75 shares of the new company's common stock and 0.125 shares of the new company's Class A common stock for each share of AEI common stock held. In order for the merger to be effective, approvals are needed by the shareholders of both companies and a number of federal and state regulators. Securing the necessary approvals may take from 12 to 18 months. Selected information on each company at December 31, 1995 and the year then ended follows (in thousands, except for number of customers):

                                   AEI                DP&L
Operating Revenues              $953,137            $995,103
Net Income                       $81,768            $107,546
Assets                        $2,620,896          $2,866,685

Electric Customers               473,588             436,650

Combination of the above respective amounts would not necessarily be reflective of the amounts that would result from a consolidation of the companies.

NOTE 2.  RATE MATTERS OF ACE

On March 29, 1996, ACE filed with the New Jersey Board of Public Utilities (BPU) a petition requesting a $49.7 million increase in annual Levelized Energy Clause (LEC) revenues to be effective June 1, 1996. The requested LEC rates continue to include the cost of four BPU approved contracts with Independent Power Producers. This request also includes the recovery of $20.6 million of LEC costs previously deferred from the 1995 LEC rates. In order to reduce the impact of this LEC request to customers, ACE reduced the level of its request by offering to defer $14.7 million of 1996/1997 LEC costs, to be recovered without carrying costs in the next LEC period. ACE also requested the proposed rates be implemented on a provisional basis until final LEC rates are approved with the BPU. Accordingly, a stipulation was reached by the parties, and approved by the BPU on July 17, 1996. The stipulation allowed ACE to implement provisional rates resulting in an increase of annual LEC revenues of $27.6 million. The stipulation provides for the continuation of BPU hearings to decide on the following LEC rate issues: $27.8 million for the estimated replacement power costs related to the Salem Nuclear Generating Station (Salem) Unit 1 and 2 ongoing outages; $1.7 million in New Jersey emission fees; and $1.7 million in 1994 Salem Unit 1 replacement power costs. The provisional LEC rates also include the deferral of $6.4 million in 1996/97 LEC costs to be recovered without carrying costs in the next LEC period.


In September 1994, the BPU issued an order establishing a generic proceeding to review the methodology by which utilities are permitted to recover through rates capacity costs incurred from nonutility generation projects. This issue relates to the Ratepayer Advocate's allegation that present BPU policy, which permits the utilities to recover all costs related to nonutility generation projects through the LEC, provides the utilities with a double recovery of nonutility projects' capacity costs concurrently through base rates and LEC rates. The order established that this matter be reviewed in a two phase proceeding: 1) to determine and quantify the existence or non-existence of a double recovery; and 2) if a double recovery is found to exist to address the appropriate prospective methodology for the recovery of these capacity costs. In September 1995, the Ratepayer Advocate filed testimony that claims ACE's overrecovery of capacity costs for the four-year period June 1991 through May 1995 is $46 million. This estimate was subsequently revised to $38.3 million in the rebuttal testimony of the Ratepayer Advocate. The Ratepayer Advocate also filed testimony supporting similar claims for other New Jersey electric utilities. In December 1995, ACE and the other electric utilities filed testimony rebutting the Ratepayer Advocate's claims. Evidentiary hearings were held in December 1995, April 1996 and July 1996. The BPU's final decision is not expected until the latter part of 1996 pending continuing litigation. At this time, ACE cannot predict the outcome of this proceeding and cannot estimate the impact that the double recovery issue may have on future rates.

By Order dated March 14, 1996 the BPU initiated an investigation of the ongoing outage at Salem. ACE has a 7.41% ownership in Salem operated by Public Service Electric and Gas Company (PS). By its Order the BPU declared the base rates associated with ACE's and PS's ownership in Salem Unit 1 interim and subject to refund pending a hearing as to whether Salem Unit 1 is currently used and useful. Hearings have been scheduled for October 1996. The BPU also, in an Order dated June 26, 1996, declared the base rates associated with ACE's and PS's ownership in Salem Unit 2 interim and subject to refund. In contrast to Unit 1, the BPU reserved judgment as to the need for discovery and hearings on the used and useful issues related to Unit 2, pending their review of the progress towards restart of the unit. Unit 2 remains out of service and, at this time, PS has not advised ACE of a revised restart date. Due to this delay, the BPU voted on July 31, 1996 to include Unit 2 in the hearings scheduled for October to determine if both units are still considered used and useful. (See Note 5 for further information regarding the ongoing outage at Salem).



As part of the order, ACE submitted to the BPU plant investment and cost information relating to Salem on April 4, 1996. Such information was based on the test year ending May 31, 1991 utilized in ACE's last base rate proceeding and other information provided by PS for determining the allocation of plant investment among Salem Unit 1, Salem Unit 2 and common facilities. The total annual revenue requirement estimate is $12.5 million for Salem Unit 1, $10.8 million for Salem Unit 2 and $11.3 million for facilities that are common to both Salem Units 1 and 2.

NOTE 3.  DEBT AND PREFERRED STOCK

On May 1, 1996, ACE satisfied the sinking fund requirements of $19 thousand for its 7 1/4% Debentures. ACE's Cumulative Preferred Stock and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at June 30, 1996 are approximately $159 million and $780 million, respectively. Their estimated aggregate fair market values at December 31, 1995 were approximately $172 million and $851 million, respectively. With regard to short term debt, ACE had $107.3 million outstanding at June 30, 1996 of which $20.1 million was commercial paper. ACE's short term debt at December 31, 1995 was $30.5 million which consisted of notes payable only.

At June 30, 1996 and December 31, 1995, AEI had $32 million and
$34.5 million, respectively, outstanding under its revolving credit and term loan facility.

At June 30, 1996 and December 31, 1995, ATE had outstanding $15 million and $18.5 million, respectively, under its revolving credit and term loan facility. The estimated aggregate fair market value of ATE's 7.44% senior notes at June 30, 1996 and December 31, 1995 was approximately $15 million and $16 million, respectively.

NOTE 4.  COMMON STOCK

As of June 30, 1996 and December 31, 1995, 52,702,052 and
52,531,878 shares of common stock were outstanding, respectively.
The increase in shares outstanding for the current period reflects the issuance of 170,174 shares, net of forfeited shares, under the Company's Equity Incentive Plan and ACE's benefit plans.

NOTE 5.  CONTINGENCIES

ACE is a 7.41% owner of the Salem Units operated by PS. Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. Their return dates are subject to completion of testing, analysis, repair activity and Nuclear Regulatory Commission (NRC) concurrence that they are prepared to restart. Salem Unit 1 is anticipated to return to service in mid-1997 after completion of refurbishment, including replacement of its steam generators. Unused steam generators have been acquired and are expected to be received at the Salem site by the end of October 1996. The estimated cost of purchasing and installing the steam generators is between $150 million and $170 million, of which ACE's share is between $11.1 million and $12.6 million. In addition, PS estimates the cost of disposal of the old steam generators could be as much as $20 million. ACE's estimated share would be $1.5 million. PS had previously advised ACE that Unit 2 was expected to return to service on or about August 27, 1996. It is now anticipated that Salem Unit 2 testing will continue well into the fourth quarter of this year. No revised restart target date for Salem Unit 2 has been established. ACE's share of incremental expenses associated with the restart of Salem Units 1 and 2 is $5.4 million for the year-to-date period ended June 1996. Updated estimates for the remaining incremental restart costs for 1996 have not been provided by PS.

ACE is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. The standard establishes a target aggregate capacity factor within a zone of reasonable performance to be achieved by the units. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. Because the aggregate capacity factor of ACE's nuclear units is expected to be below the zone of reasonable performance, ACE anticipates that it will incur a nuclear performance penalty in 1996 of $2.7 million, net of tax. This penalty is being recognized throughout 1996 as it relates to performance and replacement power costs incurred incrementally during the year. As of June 30, 1996, ACE has accrued $1.1 million, net of tax, for the 1996 penalty.

The outage of each Salem unit causes ACE to incur replacement power costs of approximately $700 thousand per month per unit. ACE believes that in the event of a unit's removal from base rates, ACE would be entitled to recover replacement power costs attributable to such units through its LEC and that the estimated nuclear performance standard penalty for 1996 would be substantially reduced. (See Note 2 - Rate Matters of ACE).

ACE has a trust to fund the future costs of decommissioning each of the five nuclear units in which it has an ownership interest. The current annual funding amount of this trust is based on estimates of the future costs of decommissioning each unit derived from studies performed in 1987. In accordance with BPU requirements, updated site specific studies are underway. Amounts to be recognized and recovered in rates based on the updated studies are not presently determinable. Results of the studies are expected by the end of the third quarter of 1996. CONSOLIDATED STATEMENT OF INCOME
Thousands of Dollars
                                        Quarter Ended June 30,
                                           1996        1995
                                             (unaudited)

Operating Revenues-Electric              $226,035    $206,246
Operating Expenses:
  Energy                                   46,495      37,167
  Purchased Capacity                       47,903      46,839
  Operations                               39,479      35,986
  Maintenance                              11,746       7,917
  Depreciation and Amortization            19,973      19,462
  State Excise Taxes                       24,193      22,600
  Federal Income Taxes                      5,810       6,142
  Other Taxes                               2,429       2,378
    Total Operating Expenses              198,028     178,491
Operating Income                           28,007      27,755
Other Income:
  Allowance for Equity Funds Used During
   Construction                               272         175
  Miscellaneous Income-Net                  1,762       3,087
    Total Other Income                      2,034       3,262
Interest Charges:
  Interest on Long Term Debt               15,041      14,549
  Other Interest Expense                    1,831       1,705
   Total Interest Charges                  16,872      16,254
  Allowance for Borrowed Funds Used
   During Construction                       (295)       (348)
    Net Interest Charges                   16,577      15,906

Net Income                                 13,464      15,111
Less Preferred Dividend Requirements        3,009       3,787
Balance Available for Common Shareholder $ 10,455    $ 11,324


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS Thousands of Dollars
                                         Year-to-Date June 30,
                                           1996        1995
                                             (unaudited)

Operating Revenues-Electric              $471,507    $424,912
Operating Expenses:
  Energy                                  105,278      84,392
  Purchased Capacity                       97,232      92,984
  Operations                               75,239      73,676
  Maintenance                              22,466      14,747
  Depreciation and Amortization            40,224      38,919
  State Excise Taxes                       50,998      47,360
  Federal Income Taxes                     13,615      12,339
  Other Taxes                               5,372       5,175
    Total Operating Expenses              410,424     369,592
Operating Income                           61,083      55,320
Other Income:
  Allowance for Equity Funds Used During
   Construction                               492         659
  Miscellaneous Income-Net                  3,345       5,240
    Total Other Income                      3,837       5,899
Interest Charges:
  Interest on Long Term Debt               30,136      29,146
  Other Interest Expense                    2,630       1,908
   Total Interest Charges                  32,766      31,054
  Allowance for Borrowed Funds Used
   During Construction                       (626)       (725)
    Net Interest Charges                   32,140      30,329

Net Income                                 32,780      30,890

Retained Earnings at Beginning of Period  252,484     249,767
                                          285,264     280,657
Dividends Declared:
  Cumulative Preferred Stock               (6,019)     (7,575)
  Common Stock                            (40,580)    (40,786)
   Total Dividends Declared               (46,599)    (48,361)
Capital Stock Expense and Other               (83)         -
Retained Earnings at End of Period       $238,582    $232,296

Earnings for Common Stock:
  Net Income                             $ 32,780    $ 30,890
  Less Preferred Dividend Requirements      6,019       7,575
Balance Available for Common Shareholder $ 26,761    $ 23,315


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars

                                          Year-to-Date June 30,
                                             1996        1995
                                                (unaudited)
Cash Flows Of Operating Activities:
 Net Income                               $ 32,780    $ 30,890
 Deferred Purchased Power Costs              8,206       7,852
 Deferred Energy Costs                      (4,244)     (5,901)
 Depreciation and Amortization              40,224      38,919
 Deferred Federal Income Taxes-Net          (1,121)      2,612
 Prepaid State Excise Taxes                  4,780       4,780
 Employee Separation Costs                  (3,547)    (11,176)
 Net Increase in Other Working Capital     (44,485)    (59,874)
 Other-Net                                   2,187       4,816
 Net Cash Provided by Operating
  Activities                                34,778      12,918

Cash Flows Of Investing Activities:
 Cash Construction Expenditures            (40,220)    (43,575)
 Leased Property                            (1,832)     (3,986)
 Nuclear Decommissioning Trust Fund
  Deposits                                  (3,212)     (3,212)
 Plant Removal Costs                        (1,033)     (2,360)
 Other-Net                                   1,897       4,511
Net Cash Used in Investing Activities      (44,400)    (48,622)

Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt                   -       24,867
 Retirement and Maturity of Long Term Debt (12,266)        -
 Increase in Short Term Debt                76,720      55,400
 Proceeds from Capital Lease Obligations     1,832       3,986
 Capital Contributions                       2,132         313
 Redemption of Preferred Stock             (12,120)        -
 Dividends Declared on Preferred Stock      (6,019)     (7,575)
 Dividends Declared on Common Stock        (40,580)    (40,786)
 Other-Net                                    (226)       (447)
 Net Cash Provided by Financing
  Activities                                 9,473      35,758
Net (Decrease)Increase in Cash and
 Temporary Investments                        (149)         54
Cash and Temporary Investments,
 beginning of period                         3,987       3,459
Cash and Temporary Investments,
 end of period                            $  3,838    $  3,513


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET
Thousands of Dollars


                                         June 30,    December 31,
                                           1996          1995
                                       (unaudited)
ASSETS

Electric Utility Plant:
  In Service                           $2,469,033    $2,429,176
  Less Accumulated Depreciation           833,924       794,479
    Net                                 1,635,109     1,634,697
  Construction Work in Progress           116,228       119,270
  Land Held for Future Use                  5,604         6,941
  Leased Property-Net                      38,835        40,878
    Electric Utility Plant-Net          1,795,776     1,801,786
Investments and Nonutility Property:
  Nuclear Decommissioning Trust Fund       66,527        61,802
  Other Property, Investments and Funds     3,471         2,077
    Total Investments and Nonutility
     Property                              69,998        63,879
Current Assets:
  Cash and Temporary Investments            3,838         3,987
  Accounts Receivable:
   Utility Service                         72,565        66,099
   Miscellaneous                           19,683        17,379
   Allowance for Doubtful Accounts         (3,500)       (3,300)
  Unbilled Revenues                        38,159        41,515
  Fuel (at average cost)                   23,143        25,459
  Materials and Supplies (at average cost) 24,940        25,434
  Working Funds                            15,351        14,420
  Deferred Energy Costs                    35,678        31,434
  Prepaid Excise Taxes                     56,162        10,753
  Other                                     9,370        10,249
    Total Current Assets                  295,389       243,429
Deferred Debits:
  Unrecovered Purchased Power Costs        91,612        99,817
  Recoverable Future Federal Income Taxes  85,858        85,858
  Unrecovered State Excise Taxes           59,494        64,274
  Unamortized Debt Costs                   36,911        38,924
  Other Regulatory Assets                  57,363        54,568
  Other                                    12,110         9,372
    Total Deferred Debits                 343,348       352,813

Total Assets                           $2,504,511    $2,461,907



          SEE NOTES TO CONSOLIDATED STATEMENTS
CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                         June 30,    December 31,
                                           1996          1995
                                       (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholder's Equity:
   Common Stock                        $   54,963    $   54,963
   Premium on Capital Stock               231,081       231,081
   Contributed Capital                    264,894       262,762
   Capital Stock Expense                   (2,049)       (2,131)
   Retained Earnings                      238,582       252,484
    Total Common Shareholder's Equity     787,471       799,159
  Cumulative Preferred Stock:
   Not Subject to Mandatory Redemption     40,000        40,000
   Subject to Mandatory Redemption        114,750       114,750
  Long Term Debt                          802,278       802,356
    Total Capitalization
     (excluding current portion)        1,744,499     1,756,265
Current Liabilities:
  Preferred Stock Redemption
   Requirement                             10,250        22,250
  Capital Lease Obligations                   676           650
  Long Term Debt-Current Portion              100        12,247
  Short Term Debt                         107,265        30,545
  Accounts Payable                         53,385        60,831
  Federal Income Taxes Payable-Affiliate   14,235        11,574
  Other Taxes Accrued                       5,949         3,382
  Interest Accrued                         19,947        19,961
  Dividends Declared                       23,300        23,490
  Employee Separation Costs                 3,942         7,488
  Deferred Income Taxes                     2,540         2,569
  Other                                    22,999        17,156
    Total Current Liabilities             264,588       212,143
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                   354,394       354,218
  Deferred Investment Tax Credits          47,845        49,112
  Capital Lease Obligations                38,159        40,227
  Other                                    55,026        49,942
    Total Deferred Credits and
     Other Liabilities                    495,424       493,499


Total Liabilities and Capitalization   $2,504,511    $2,461,907


          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Atlantic City Electric Company (the Company) is a wholly-owned subsidiary of Atlantic Energy, Inc. (AEI). The consolidated financial statements include the accounts of the Company and its subsidiary, which is wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect all normal, recurring adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements presented. The notes to the consolidated financial statements accompanying the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with this report.
Note 1 of this annual report specifically identifies the significant accounting policies of the Company. The consolidated balance sheet contained in the financial statements presented herein that is labeled December 31, 1995 was derived from the audited consolidated balance sheet presented in the 1995
Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year reporting.

On August 12, 1996, the Boards of Directors of AEI and Delmarva Power & Light Company (DP&L) jointly announced an agreement to merge the companies into a yet-to-be-named new company. The merger is expected to be a tax free, stock-for-stock transaction accounted for as a purchase. Under the terms of the agreement, DP&L shareholders will receive one share of the new company's common stock for each share of DP&L common stock held. AEI shareholders will receive 0.75 shares of the new company's common stock and 0.125 shares of the new company's Class A common stock for each share of AEI common stock held. In order for the merger to be effective, approvals are needed by the shareholders of both companies and a number of federal and state regulators. Securing the necessary approvals may take from 12 to 18 months. The Company would become a subsidiary of the new company. Selected information on each company at December 31, 1995 and the year then ended follows (in thousands, except for number of customers):

                                  AEI               DP&L
Operating Revenues             $953,137           $995,103
Net Income                      $81,768           $107,546
Assets                       $2,620,896         $2,866,685

Electric Customers              473,588            436,650

Combination of the above respective amounts would not necessarily be reflective of the amounts that would result from a consolidation of the companies.

NOTE 2.  RATE MATTERS

On March 29, 1996, the Company filed with the New Jersey Board of Public Utilities (BPU) a petition requesting a $49.7 million increase in annual Levelized Energy Clause (LEC) revenues effective June 1, 1996. The requested LEC rates continue to include the cost of four BPU approved contracts with Independent
Power Producers.   This request also includes the recovery of
$20.6 million of LEC costs previously deferred from the 1995 LEC rates. In order to reduce the impact of this LEC request to customers, the Company reduced the level of its request by offering to defer $14.7 million of 1996/1997 LEC costs, to be recovered without carrying costs in the next LEC period. The Company also requested the proposed rates be implemented on a provisional basis until final LEC rates are approved with the BPU. Accordingly, a stipulation was reached by the parties, and approved by the BPU on July 17, 1996. The stipulation allowed the Company to implement provisional rates resulting in an increase of annual LEC revenues of $27.6 million. The stipulation provides for the continuation of BPU hearings to decide on the following LEC rate issues: $27.8 million for the estimated replacement power costs related to the Salem Nuclear Generating Station (Salem) Unit 1 and 2 ongoing outages; $1.7 million in New Jersey emission fees; and $1.7 million in 1994 Salem Unit 1 replacement power costs. The provisional LEC rates also include the deferral of $6.4 million in 1996/97 LEC costs to be recovered without carrying costs in the next LEC period.

In September 1994, the BPU issued an order establishing a generic proceeding to review the methodology by which utilities are permitted to recover through rates capacity costs incurred from nonutility generation projects. This issue relates to the Ratepayer Advocate's allegation that present BPU policy, which permits the utilities to recover all costs related to nonutility generation projects through the LEC, provides the utilities with a double recovery of nonutility projects' capacity costs concurrently through base rates and LEC rates. The order established that this matter be reviewed in a two phase proceeding: 1) to determine and quantify the existence or non-existence of a double recovery; and 2) if a double recovery is found to exist to address the appropriate prospective methodology for the recovery of these capacity costs. In September 1995, the Ratepayer Advocate filed testimony that claims the Company's overrecovery of capacity costs for the four-year period June 1991 through May 1995 is $46 million. This estimate was subsequently revised to $38.3 million in the rebuttal testimony of the Ratepayer Advocate. The Ratepayer Advocate also filed testimony supporting similar claims for other New Jersey electric utilities. In December 1995, the Company and the other electric utilities filed testimony rebutting the Ratepayer Advocate's claims. Evidentiary hearings were held in December 1995, April 1996 and July 1996. The BPU's final decision is not expected until the latter part of 1996 pending continuing litigation. At this time, the Company cannot predict the outcome of this proceeding and cannot estimate the impact that the double recovery issue may have on future rates.

By Order dated March 14, 1996 the BPU initiated an investigation of the ongoing outage at Salem. The Company has a 7.41% ownership in Salem operated by Public Service Electric and Gas Company (PS). By its Order the BPU declared the base rates associated with the Company's and PS's ownership in Salem Unit 1 interim and subject to refund pending a hearing as to whether Salem Unit 1 is currently used and useful. Hearings have been scheduled for October 1996. The BPU also, in an Order dated June 26, 1996, declared the base rates associated with the Company's and PS's ownership in Salem Unit 2 interim and subject to refund. In contrast to Unit 1, the BPU reserved judgment as to the need for discovery and hearings on the used and useful issues related to Unit 2, pending their review of the progress towards restart of the unit. Unit 2 remains out of service and, at this time, PS has not advised ACE of a revised restart date. Due to this delay, the BPU voted on July 31, 1996 to include Unit 2 in the hearings scheduled for October to determine if both units are still considered used and useful. (See Note 4 for further information regarding the ongoing outage at Salem).

As part of the Order, the Company submitted to the BPU plant investment and cost information relating to Salem on April 4, 1996. Such information was based on the test year ending May 31, 1991 utilized in the Company's last base rate proceeding and other information provided by PS for determining the allocation of plant investment among Salem Unit 1, Salem Unit 2 and common facilities. The total annual revenue requirement estimate is $12.5 million for Salem Unit 1, $10.8 million for Salem Unit 2 and $11.3 million for facilities that are common to both Salem Units 1 and 2.

NOTE 3.  DEBT AND PREFERRED STOCK

On May 1, 1996, the Company satisfied the sinking fund requirements of $19 thousand for its 7 1/4% Debentures. The Company's Cumulative Preferred Stock and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at June 30, 1996 are approximately $159 million and $780 million, respectively. Their estimated aggregate fair market values at December 31, 1995 were approximately $172 million and $851 million, respectively. With regard to short term debt, the Company had $107.3 million outstanding at June 30, 1996 of which $20.1 million was commercial paper. The Company's short term debt at December 31, 1995 was $30.5 million which consisted of notes payable only.

NOTE 4.  CONTINGENCIES

The Company is a 7.41% owner of the Salem Units operated by PS. Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. Their return dates are subject to completion of testing, analysis, repair activity and Nuclear Regulatory Commission (NRC) concurrence that they are prepared to restart. Salem Unit 1 is anticipated to return to service in mid-1997 after completion of refurbishment, including replacement of its steam generators. Unused steam generators have been acquired and are expected to be received at the Salem site by the end of October 1996. The estimated cost of purchasing and installing the steam generators is between $150 million and $170 million, of which the Company's share is between $11.1 million and $12.6 million. In addition, PS estimates the cost of disposal of the old steam generators could be as much as $20 million. The Company's estimated share would be $1.5 million.
PS had previously advised the Company that Unit 2 was expected to return to service on or about August 27, 1996. It is now anticipated that Salem Unit 2 testing will continue well into the fourth quarter of this year. No revised restart target date for Salem Unit 2 has been established. The Company's share of incremental expenses associated with the restart of Salem Units 1 and 2 is $5.4 million for the year-to-date period ended
June 1996. Updated estimates for the remaining incremental restart costs for 1996 have not been provided by PS.

The Company is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. The standard establishes a target aggregate capacity factor within a zone of reasonable performance to be achieved by the units. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. Because the aggregate capacity factor of the Company's nuclear units is expected to be below the zone of reasonable performance, the Company anticipates that it will incur a nuclear performance penalty in 1996 of $2.7 million, net of tax. This penalty is being recognized throughout 1996 as it relates to performance and replacement power costs incurred incrementally during the year. As of June 30, 1996, the Company has accrued $1.1 million, net of tax, for the 1996 penalty.

The outage of each Salem unit causes the Company to incur replacement power costs of approximately $700 thousand per month per unit. The Company believes that in the event of a unit's removal from base rates, the Company would be entitled to recover replacement power costs attributable to such units through its LEC and that the estimated nuclear performance standard penalty for 1996 would be substantially reduced. (See Note 2 - Rate Matters).

The Company has a trust to fund the future costs of decommissioning each of the five nuclear units in which it has an ownership interest. The current annual funding amount of this trust is based on estimates of the future costs of decommissioning each unit derived from studies performed in 1987. In accordance with BPU requirements, updated site specific studies are underway. Amounts to be recognized and recovered in rates based on the updated studies are not presently determinable. Results of the studies are expected by the end of the third quarter of 1996.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

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

At June 30, 1996 and December 31, 1995, AEI had $32 million and
$34.5 million outstanding, respectively, under its revolving credit and term loan facility.

Atlantic City Electric Company

On May 1, 1996, ACE satisfied the current sinking fund requirement of $19 thousand for its 7 1/4% Debentures.

At June 30, 1996, ACE had $107.3 million outstanding in short term debt, compared to $30.5 million outstanding at December 31, 1995. Short term debt consisted of commercial paper and notes payable to banks. Proceeds were used for general corporate purposes and the remittance of the annual state excise tax payment in March 1996 of $91.6 million.

Atlantic Energy Enterprises, Inc. and Subsidiaries

At June 30, 1996 and December 31, 1995, ATE had outstanding $15.0 million and $18.5 million, respectively, under its revolving credit and term loan facility.

In December 1995, ATS, through a partnership arrangement, borrowed from the New Jersey Economic Development Authority (NJEDA) $12.5 million from the proceeds of the sale of special, limited obligation bonds issued by the NJEDA . The availability of the borrowed funds for their intended use and the ultimate term of the borrowings are subject to certain conditions. Satisfaction of these conditions and use of the funds are expected in the fourth quarter of 1996. Proceeds from the bond issuance remain restricted in trust pending resolution of these conditions. Effective April 30, 1996, the bonds were remarketed at a rate of 3.60% for a period of 114 days.

RESULTS OF OPERATIONS

Changes in net income and earnings per share for the periods ended June 30, 1996 versus the corresponding periods of the previous year are as follows:

                             Periods Ended June 30, 1996
                             Quarter        Year-to-Date

Net Income                    (3.0%)           17.0%
Earnings Per Share              -              16.7%

The change in net income for the current quarter reflects an increase in operating expenses compared to the prior year period. The change in net income for the current year-to-date period reflects an increase in electric revenues due to the increase in both electric sales and annual Levelized Energy Clause (LEC) revenues. Increased operating expenses in both the quarter and year-to-date periods reflects the costs supporting the increase in the sales of energy as well as additional maintenance expense associated with the outages of ACE's jointly-owned nuclear generating facilities.

Unless otherwise specified, changes are in terms of the current year period compared to the corresponding prior year period.

Utility Revenues

Changes in Operating Revenues-Electric are disclosed in the
following table:
                                 Periods Ended June 30, 1996
                                    (Thousands of Dollars)
                                  Quarter       Year-to-Date

Levelized Energy Clause           $ 8,241         $17,843
Kilowatt-hour Sales                14,691          32,828
Unbilled Revenues                  (3,876)         (6,722)
Sales for Resale                    1,545           4,442
Other Revenues                     (1,155)         (2,222)
   Total                          $19,446         $46,169

LEC revenues for the periods increased due to a rate increase in July 1995 of $37.0 million on an annual basis. Changes in Kilowatt-hour Sales are explained in the following section 'Billed Sales to Ultimate Utility Customers'. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which are affected by weather and economic conditions and the corresponding price per kilowatt-hour. The changes in Sales for Resale to wholesale customers are a function of ACE's energy mix strategy, which in turn is dependent upon ACE's needs for energy, the energy needs of other utilities participating in the regional power pool of which ACE is a member, and the sources and prices of energy available. The increase in Sales for Resale for the quarter and year-to-date periods were the result of new contract demands for bulk power sales to wholesale customers outside the regional power pool.

Billed Sales to Ultimate Utility Customers

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding periods of the prior year, are shown below.

                          Periods Ended June 30, 1996
                          Quarter             Year-To-Date
                              Average                  Average
Customer Class    Sales     Use     Cust    Sales    Use    Cust
Residential        10.8%   10.0%     0.7%    11.3%   10.4%   0.8%
Commercial          5.0     4.0      1.0      5.7     4.7    1.0
Industrial          8.4     7.1      1.2      6.8     5.1    1.6
 Total              7.8     7.0      0.7      8.3     7.4    0.8


The increase in Residential sales and average use for the quarter and year-to-date is due to warmer weather during late Spring 1996 compared to the same period in 1995. The increase in year-to-date Residential sales is also due to colder than normal temperatures during the first quarter of 1996 compared to above normal temperatures during the same period last year. Sales to the Commercial sector increased in the current quarter and on a year-to-date basis due to ongoing economic growth and favorable weather. Casino expansions and construction around Atlantic City, New Jersey were significant contributors to increased commercial sales due to economic growth. Approximately one-quarter of the increase in the number of Commercial customers is due to the continuing popularity of ACE's night lighting programs. The increase in quarterly and year-to-date Industrial sales was primarily due to the return of sales to a customer that had previously been supplied by an independent power producer.


Expenses

Total Operating Expenses for quarter and year-to-date periods ended June 30, 1996 increased by 10.9% and 11.1%, respectively. Excluding depreciation and taxes, Total Operating Expenses increased by 13.8% and 13.0%, respectively, largely due to increases in energy and maintenance costs.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the availability of low-cost generation from ACE-owned and purchased energy sources, the unit prices of the energy sources used and changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Generally, earnings are not affected by energy costs because these costs are adjusted to match the associated LEC revenues. However, ACE has voluntarily foregone recovery of certain amounts of otherwise recoverable fuel costs through its Southern New Jersey Economic Initiative (SNJEI), thereby reducing earnings through May 1996, as indicated below. Such reduced recoveries are discretionary by ACE, and are influenced by competitive and economic factors. ACE has elected not to continue the SNJEI beyond May 1996. Otherwise, in any period the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the Consolidated Balance Sheet as a liability or asset as appropriate. Amounts on the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. ACE was underrecovered by $35.7 million at June 30, 1996, as compared to $31.4 million at December 31, 1995.

Energy expense for the quarter and year-to-date periods ended June 30, 1996, increased by 25.1% and 24.7%, respectively. Excluding deferred energy costs, Energy expense for the quarter and year-to-date periods increased by 16.1% and 19.1%, respectively. The increases for the periods were attributable to increased kilowatt-hour sales in the quarter and year-to-date when compared to the same periods in the previous year, as well as ACE's use of alternative company-owned energy sources to replace energy lost due to the continued shutdown of the Salem Nuclear Generating Station (Salem) units since May and June of 1995. The SNJEI reduced after tax income for the quarter and year-to-date periods by $1 million and $2.7 million, respectively.


Sources of energy by fuel source for the periods ended June 30,
1996 are as follows:
                                      Quarter      Year-to-Date

Coal                                    28%             27%
Nuclear                                 17              16
Interchanged and Purchased              33              34
Nonutility Purchased                    20              21
Oil and Natural Gas                      2               2
    Total                              100%            100%

Operations expense for the quarter and year-to-date periods increased by 9.7% and 2.2%, respectively. Maintenance expense for the quarter and year-to-date periods increased by 48.3% and 52.4%, respectively. The increase in both Operations and Maintenance expenses is the result of costs associated with the Salem outage.

State Excise Tax expense for the quarter and year-to-date periods increased 7.0% and 7.7%. respectively, reflecting an increased energy sales tax base for the quarter and year-to-date periods compared to the same periods last year.

Federal Income Tax expense for the quarter and year-to-date periods decreased by 5.4% and increased by 10.3%, respectively, due to the decrease and increase of taxable income for the current periods, respectively, when compared to the same periods last year.

Total Interest charges for the quarter and year-to-date periods increased by 3.8% and 5.5%, respectively, reflecting increased interest related to short term debt outstanding during the period.

Preferred Stock Dividend Requirements decreased 20.5% for the quarter and year-to-date periods, respectively, as a result of mandatory and optional sinking fund redemptions of preferred stock during the second half of 1995 and first half of 1996.

In December 1994, ACE recorded the expected costs of an employee separation program. The balance of the accrued separation costs on the Consolidated Balance Sheet at June 30, 1996 is $3.9 million compared to $7.5 million at December 31, 1995. ACE expects settlement of this obligation to be substantially completed by the end of 1996.

ACE is a 7.41% owner of the Salem Units operated by Public Service Electric and Gas Company (PS). Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. Their return dates are subject to completion of testing, analysis, repair activity and Nuclear Regulatory Commission (NRC) concurrence that they are prepared to restart. Salem Unit 1 is anticipated to return to service in mid-1997 after completion of refurbishment, including replacement of its steam generators. Unused steam generators have been acquired and are expected to be received at the Salem site by the end of October 1996. The estimated cost of purchasing and installing the steam generators is between $150 million and $170 million, of which ACE's share is between $11.1 million and $12.6 million. In addition, PS estimates the cost of disposal of the old steam generators could be as much as $20 million. ACE's estimated share would be $1.5 million. PS had previously advised ACE that Unit 2 was expected to return to service on or about August 27, 1996. It is now anticipated that Salem Unit 2 testing will continue well into the fourth quarter of this year. No revised restart target date for Salem Unit 2 has been established. ACE's share of incremental expenses associated with the restart of Salem Units 1 and 2 is $5.4 million for the year-to-date period ended June 1996. Updated estimates for the remaining incremental restart costs for 1996 have not been provided by PS.

ACE is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. The standard establishes a target aggregate capacity factor within a zone of reasonable performance to be achieved by the units. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. Because the aggregate capacity factor of ACE's nuclear units is expected to be below the zone of reasonable performance, ACE anticipates that it will incur a nuclear performance penalty in 1996 of $2.7 million, net of tax. This penalty is being recognized throughout 1996 as it relates to performance and replacement power costs incurred incrementally during the year. As of June 30, 1996, ACE has accrued $1.1 million, net of tax, for the 1996 penalty.

The outage of each Salem unit causes ACE to incur replacement power costs of approximately $700 thousand per month per unit. ACE believes that in the event of a unit's removal from base rates, ACE would be entitled to recover replacement power costs attributable to such units through its LEC and that the estimated nuclear performance standard penalty for 1996 would be substantially reduced.

ACE has a trust to fund the future costs of decommissioning each of the five nuclear units in which it has an ownership interest. The current annual funding amount of this trust is based on estimates of the future costs of decommissioning each unit derived from studies performed in 1987. In accordance with BPU requirements, updated site specific studies are underway. Amounts to be recognized and recovered in rates based on the updated studies are not presently determinable. Results of the studies are expected by the end of the third quarter of 1996.

NONUTILITY ACTIVITIES

Nonutility operations, which include AEI parent, for the quarter and year-to-date periods ended June 30, 1996, resulted in net losses of $206 thousand and $977 thousand, respectively, compared to the same periods of last year which resulted in net losses of $756 thousand and $1.3 million, respectively. Of these amounts, operations of AEE and subsidiaries for the quarter and year-to-date periods resulted in net income of $569 thousand and $276 thousand, respectively, compared to net losses of $298 thousand and $494 thousand, respectively, for the same periods of the prior year. The current quarter and year-to-date net income is largely due to equity in earnings of Enerval, LLC. The year-to-date net income is offset in part by administrative and general costs incurred in the continuing development of various new businesses of AEE, primarily ATS.

AEI parent for the quarter and year-to-date periods ended June
30, 1996, resulted in net losses of $775 thousand and $1.3 million, respectively, compared to net losses of $458 thousand and $785 thousand, respectively, for the corresponding periods of the prior year.

OTHER

On April 24, 1996, the Federal Energy Regulatory Commission issued Order No. 888 "Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Service by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities". The essence of the Order is to remove impediments to competition in the wholesale bulk power marketplace, to bring more efficient, lower cost power to electricity consumers, and provide an equitable means to transition the industry to the new environment. Under this Order, affected utilities that own, control or operate interstate transmission facilities are required to offer transmission services for wholesale energy transactions to others on a nondiscriminatory basis. Tariffs are to be established by the utilities for these services, under which a utility must also apply these tariffs to its own wholesale energy transactions.
The Order also permits utilities to seek recovery of legitimate, prudent and verifiable unrecovered costs that become stranded as a result of providing open access transmission services pursuant to the Order. A utility may have been obligated to incur a cost on behalf of a customer(s) in the reasonable expectation of providing service and recovery of that cost. When the customer(s) no longer uses the utility for the service related to the cost, or there is a change in a regulator's recovery policy due to market forces concerning the cost, the cost may become stranded if the utility is precluded from recovery. Related to the federal effort, the BPU is examining possible structured changes to New Jersey's electric utility industry and is evaluating, among other items, the issues surrounding potential stranded costs. The stranded costs issues on both federal and state levels continue to develop. At this time, the Company is uncertain as to the level of stranded costs that may arise, and what, if any, recovery thereof may be available.

In March 1996, the New Jersey Department of Treasury and the BPU jointly proposed to eliminate the energy excise tax currently collected by all utilities and instead making utilities subject to the Corporate Business Tax (corporate state income tax). Additionally, the state sales and use tax would be applied to retail electric and gas sales, and a transitional energy facilities assessment tax would be imposed on electric and natural gas facilities. At this time, the Company cannot predict the final outcome of the proposal, nor what impacts there may be on the Company.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

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

LIQUIDITY AND CAPITAL RESOURCES

On May 1, 1996, the Company satisfied the current sinking fund requirement of $19 thousand for its 7 1/4% Debentures.

At June 30, 1996, the Company had $107.3 million outstanding in short term debt, compared to $30.5 million outstanding at December 31, 1995. Short term debt consisted of commercial paper and notes payable to banks. Proceeds were used for general corporate purposes and the remittance of the annual state excise tax payment in March 1996 of $91.6 million.

RESULTS OF OPERATION

Net income decreased 10.9% and increased 6.1% for the quarter and year-to-date periods ended June 30, 1996, respectively, from the corresponding prior year period.

The change in net income for the current quarter reflects an increase in operating expenses compared to the prior year period. The change in net income for the current year-to-date period reflects an increase in electric revenues due to the increase in both electric sales and annual Levelized Energy Clause (LEC) revenues. Increased operating expenses in both the quarter and year-to-date periods reflects the costs supporting the increase in the sales of energy as well as additional maintenance expense associated with the outages of the Company's jointly-owned nuclear generating facilities.

Unless otherwise specified, changes are in terms of the current year period compared to the corresponding prior year period.








Utility Revenues

Changes in Operating Revenues-Electric are disclosed in the
following table:
                                 Periods Ended June 30, 1996
                                    (Thousands of Dollars)
                                  Quarter       Year-to-Date

Levelized Energy Clause           $ 8,241         $17,843
Kilowatt-hour Sales                14,691          32,804
Unbilled Revenues                  (3,876)         (6,722)
Sales for Resale                    1,545           4,442
Other Revenues                       (812)         (1,772)
   Total                          $19,789         $46,595

LEC revenues for the periods increased due to a rate increase in July 1995 of $37.0 million on an annual basis. Changes in Kilowatt-hour Sales are explained in the following section 'Billed Sales to Ultimate Utility Customers'. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which are affected by weather and economic conditions and the corresponding price per kilowatt-hour. The changes in Sales for Resale to wholesale customers are a function of the Company's energy mix strategy, which in turn is dependent upon the Company's needs for energy, the energy needs of other utilities participating in the regional power pool of which the Company is a member, and the sources and prices of energy available. The increase in Sales for Resale for the quarter and year-to-date periods were the result of new contract demands for bulk power sales to wholesale customers outside the regional power pool.

Billed Sales to Ultimate Utility Customers

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding periods of the prior year, are shown below.

                          Periods Ended June 30, 1996
                          Quarter             Year-To-Date
                              Average                  Average
Customer Class    Sales     Use     Cust    Sales    Use    Cust
Residential        10.8%   10.0%     0.7%    11.3%   10.4%   0.8%
Commercial          5.0     4.0      1.0      5.7     4.7    1.0
Industrial          8.4     7.1      1.2      6.8     5.1    1.6
 Total              7.8     7.0      0.7      8.3     7.4    0.8

The increase in Residential sales and average use for the quarter and year-to-date is due to warmer weather during late Spring 1996 compared to the same period in 1995. The increase in year-to-date Residential sales is also due to colder than normal temperatures during the first quarter of 1996 compared to above normal temperatures during the same period last year. Sales to the Commercial sector increased in the current quarter and on a year-to-date basis due to ongoing economic growth and favorable weather. Casino expansions and construction around Atlantic City, New Jersey were significant contributors to increased commercial sales due to economic growth. Approximately one-quarter of the increase in the number of Commercial customers is due to the continuing popularity of the Company's night lighting programs. The increase in quarterly and year-to-date Industrial sales was primarily due to the return of sales to a customer that had previously been supplied by an independent power producer.

Expenses

Total Operating Expenses for quarter and year-to-date periods ended June 30, 1996 increased by 10.9% and 11.0%, respectively. Excluding depreciation and taxes, Total Operating Expenses increased by 13.8% and 12.9%, respectively, largely due to increases in energy and maintenance costs.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the availability of low-cost generation from Company-owned and purchased energy sources, the unit prices of the energy sources used and changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Generally, earnings are not affected by energy costs because these costs are adjusted to match the associated LEC revenues. However, the Company has voluntarily foregone recovery of certain amounts of otherwise recoverable fuel costs through its Southern New Jersey Economic Initiative (SNJEI), thereby reducing earnings through May 1996, as indicated below. Such reduced recoveries are discretionary by the Company, and are influenced by competitive and economic factors. The Company has elected not to continue the SNJEI beyond May 1996. Otherwise, in any period the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the Consolidated Balance Sheet as a liability or asset as appropriate. Amounts on the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. The Company was underrecovered by $35.7 million at June 30, 1996, as compared to $31.4 million at December 31, 1995.

Energy expense for the quarter and year-to-date periods ended June 30, 1996, increased by 25.1% and 24.7%, respectively. Excluding deferred energy costs, Energy expense for the quarter and year-to-date periods increased by 16.1% and 19.1%, respectively. The increases for the periods were attributable to increased kilowatt-hour sales in the quarter and year-to-date when compared to the same periods in the previous year, as well as the Company's use of alternative company-owned energy sources to replace energy lost due to the continued shutdown of the Salem Nuclear Generating Station (Salem) units since May and June of 1995. The SNJEI reduced after tax income for the quarter and year-to-date periods by $1 million and $2.7 million, respectively.

Sources of energy by fuel source for the periods ended June 30,
1996 are as follows:
                                      Quarter      Year-to-Date

Coal                                    28%             27%
Nuclear                                 17              16
Interchanged and Purchased              33              34
Nonutility Purchased                    20              21
Oil and Natural Gas                      2               2
    Total                              100%            100%

Operations expense for the quarter and year-to-date periods increased by 9.7% and 2.1%, respectively. Maintenance expense for the quarter and year-to-date periods increased by 48.3% and 52.4%, respectively. The increase in both Operations and Maintenance expenses is the result of costs associated with the Salem outage.

State Excise Tax expense for the quarter and year-to-date periods increased 7.0% and 7.7%. respectively, reflecting an increased energy sales tax base for the quarter and year-to-date periods compared to the same periods last year.

Federal Income Tax expense for the quarter and year-to-date periods decreased by 5.4% and increased by 10.3%, respectively, due to the decrease and increase of taxable income for the current periods, respectively, when compared to the same periods last year.

Total Interest charges for the quarter and year-to-date periods increased by 3.8% and 5.5%, respectively, reflecting increased interest related to short term debt outstanding during the period.

Preferred Stock Dividend Requirements decreased 20.5% for the quarter and year-to-date periods, respectively, as a result of mandatory and optional sinking fund redemptions of preferred stock during the second half of 1995 and first half of 1996.

In December 1994, the Company recorded the expected costs of an employee separation program. The balance of the accrued separation costs on the Consolidated Balance Sheet at June 30, 1996 is $3.9 million compared to $7.5 million at December 31, 1995. The Company expects settlement of this obligation to be substantially completed by the end of 1996.

The Company is a 7.41% owner of the Salem Units operated by PS. Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. Their return dates are subject to completion of testing, analysis, repair activity and Nuclear Regulatory Commission (NRC) concurrence that they are prepared to restart. Salem Unit 1 is anticipated to return to service in mid-1997 after completion of refurbishment, including replacement of its steam generators. Unused steam generators have been acquired and are expected to be received at the Salem site by the end of October 1996. The estimated cost of purchasing and installing the steam generators is between $150 million and $170 million, of which the Company's share is between $11.1 million and $12.6 million. In addition, PS estimates the cost of disposal of the old steam generators could be as much as $20 million. The Company's estimated share would be $1.5 million.
PS had previously advised the Company that Unit 2 was expected to return to service on or about August 27, 1996. It is now anticipated that Salem Unit 2 testing will continue well into the fourth quarter of this year. No revised restart target date for Salem Unit 2 has been established. The Company's share of incremental expenses associated with the restart of Salem Units 1 and 2 is $5.4 million for the year-to-date period ended
June 1996. Updated estimates for the remaining incremental restart costs for 1996 have not been provided by PS.

The Company is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. The standard establishes a target aggregate capacity factor within a zone of reasonable performance to be achieved by the units. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. Because the aggregate capacity factor of the Company's nuclear units is expected to be below the zone of reasonable performance, the Company anticipates that it will incur a nuclear performance penalty in 1996 of $2.7 million, net of tax. This penalty is being recognized throughout 1996 as it relates to performance and replacement power costs incurred incrementally during the year. As of June 30, 1996, the Company has accrued $1.1 million, net of tax, for the 1996 penalty.




The outage of each Salem unit causes the Company to incur replacement power costs of approximately $700 thousand per month per unit. The Company believes that in the event of a unit's removal from base rates, the Company would be entitled to recover replacement power costs attributable to such units through its LEC and that the estimated nuclear performance standard penalty for 1996 would be substantially reduced.

The Company has a trust to fund the future costs of decommissioning each of the five nuclear units in which it has an ownership interest. The current annual funding amount of this trust is based on estimates of the future costs of decommissioning each unit derived from studies performed in 1987. In accordance with BPU requirements, updated site specific studies are underway. Amounts to be recognized and recovered in rates based on the updated studies are not presently determinable. Results of the studies are expected by the end of the third quarter of 1996.

OTHER

On April 24, 1996, the Federal Energy Regulatory Commission issued Order No. 888 "Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Service by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities". The essence of the Order is to remove impediments to competition in the wholesale bulk power marketplace, to bring more efficient, lower cost power to electricity consumers, and provide an equitable means to transition the industry to the new environment. Under this Order, affected utilities that own, control or operate interstate transmission facilities are required to offer transmission services for wholesale energy transactions to others on a nondiscriminatory basis. Tariffs are to be established by the utilities for these services, under which a utility must also apply these tariffs to its own wholesale energy transactions.
The Order also permits utilities to seek recovery of legitimate, prudent and verifiable unrecovered costs that become stranded as a result of providing open access transmission services pursuant to the Order. A utility may have been obligated to incur a cost on behalf of a customer(s) in the reasonable expectation of providing service and recovery of that cost. When the customer(s) no longer uses the utility for the service related to the cost, or there is a change in a regulator's recovery policy due to market forces concerning the cost, the cost may become stranded if the utility is precluded from recovery. Related to the federal effort, the BPU is examining possible structured changes to New Jersey's electric utility industry and is evaluating, among other items, the issues surrounding potential stranded costs. The stranded costs issues on both federal and state levels continue to develop. At this time, the Company is uncertain as to the level of stranded costs that may arise, and what, if any, recovery thereof may be available.

In March 1996, the New Jersey Department of Treasury and the BPU jointly proposed to eliminate the energy excise tax currently collected by all utilities and instead making utilities subject to the Corporate Business Tax (corporate state income tax). Additionally, the state sales and use tax would be applied to retail electric and gas sales, and a transitional energy facilities assessment tax would be imposed on electric and natural gas facilities. At this time, the Company cannot predict the final outcome of the proposal, nor what impacts there may be on the Company.
Part II. Other Information
Item 1.  Legal Proceedings

Certain developments have occurred in connection with matters previously reported under Part I, Item 1-Business in the Annual Report on Form 10-K for the fiscal year ended December 31, 1995,
Part I - Note 3 and Part II, Item 5 - Other Information of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and under Item 5 - Other Events in the Current Reports on Form 8-K dated May 29, 1996, June 26, 1996 and July 25, 1996 for Atlantic Energy, Inc. (AEI) and Atlantic City Electric Company
(ACE).  In addition, certain new information is contained herein.

Rate Matters

ACE's rates for electric service at retail are subject to the approval of the New Jersey Board of Public Utilities (BPU). Reference is made to the Notes to Financial Statements for AEI and ACE filed herewith for information pertaining to the petitions filed with the BPU concerning certain rate matters. Such matters include changes in the Levelized Energy Clause (LEC) revenues for the LEC period June 1, 1996 through May 31, 1997; the BPU's investigation into the Ratepayer Advocate's allegation of the double recovery of capacity costs; and additional information concerning the BPU investigation of the ongoing Salem Nuclear Generating Station (Salem) outage.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company's Annual Meeting of Shareholders of Atlantic Energy, Inc. was held on April 24, 1996. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of the nominees were elected. Details of other matters voted upon at the meeting are as follows:

Proposal #2 - To approve the Atlantic Energy, Inc. and
Subsidiaries Employee Stock Purchase Plan.
Votes For           37,141,878
Votes Against        1,534,057
Votes Abstained        766,860

Proposal #3 - To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 1996.
Votes For           38,764,119
Votes Against          366,450
Votes Abstained        377,127

Item 5.  Other Information

     On July 24, 1996, ACE, together with eight other regional mid-Atlantic utilities, filed with the Federal Energy Regulatory Commission (FERC), a restructuring plan designed to establish a new wholesale energy market. The plan proposes to 1) create an independent system operator, a nonprofit corporation with an independent board of directors, to manage the Pennsylvania-New Jersey-Maryland (PJM) Power Pool's energy market and transmission operation; 2) establish a spot-energy market open to any buyer or seller and provide utilities, non-utility power generators and wholesale energy brokers comparable pool-wide transmission service; 3) provide for bilateral energy arrangements, and 4) allow load-serving entities within the PJM control area to share generating capacity reserves and provide mutual assistance during emergencies. The filing follows PJM's restructuring proposal, filed November 30, 1995, with FERC. The proposal meets the obligations of the recent Orders 888 and 889 and is expected to be implemented by year-end 1996 if approved by FERC. ACE cannot predict what action FERC will take regarding this matter.

  As previously reported, New Jersey's BPU is conducting Phase
II of its Energy Master Plan Proceeding. Initiated in June of 1995, the proceeding is investigating the long term structure of the New Jersey's electric power industry. Specific issues that are under examination are: an evaluation of actions needed to establish a competitive wholesale electric generation marketplace; an analysis to determine if divestiture of utility generation assets is necessary; a determination of the appropriateness of retail wheeling and whether it is needed, if an efficient competitive wholesale electric power market is achieved and; the definition and equitable treatment of stranded costs. Working groups established to review these issues submitted their findings to the BPU in March of 1996, and in May of 1996 the BPU issued the Phase II Proceeding Staff Status Report. Among other things, the report summarizes the findings and recommendations of the groups and identifies issues where consensus among the parties was reached. Among the recommendations listed in the report was a proposed transition to a competitive retail market with a three- to seven-year time frame. Following a series of hearings and public comment, the BPU is expected to submit final findings and recommendations to the Governor and Legislature of New Jersey by year-end 1996.
Such findings are expected to include a specific timetable for the introduction of full retail electric competition for all classes of customers in New Jersey, as well as potential interim pilot retail competition programs, and recommendations to the N.J. Legislature for any necessary legislation.

Nuclear Generating Station Developments

  PS has advised ACE that on June 24, 1996, PS and PECO Energy
(PE), operator of the Peach Bottom Atomic Power Station, announced the commissioning of a study to investigate competitive alternatives to the current independent nuclear power plan operations of the two companies. The goal of this effort is to determine if feasible alternatives exist to permit diversification of financial risks and reduction of costs for both companies in order to increase competitiveness. PS anticipates that the study will be completed this year.

  PS has advised ACE that on July 5, 1996, the NRC notified PS of the need for a predecisional enforcement conference for apparent violations involving alleged discrimination against two employees for the engagement in protected activities in accordance with federal regulations. The apparent violations concern events that occurred in 1992 and early 1993. A date for the enforcement conference has not yet been scheduled; ACE cannot predict what actions the NRC may take in this matter.

Hope Creek

  PS has advised ACE that following an Nuclear Regulatory Commission (NRC) inspection in early 1996, Hope Creek received notice of four potential violations. Two of the potential violations concerned failure to properly implement corrective actions, another concerned a safety evaluation for a service water system design change and the last concerned a violation of Technical Specifications for control rod testing. An NRC enforcement conference was held on July 11, 1996 to discuss potential violations, one of which PS contested. Neither ACE nor PS can predict what further actions, if any, the NRC may take on these matters.

Item 6.  Exhibits and Reports on 8-K

Exhibits:  See Exhibit Index Attached

Reports on Form 8-K:

Current Reports on Form 8-K were filed dated May 29, 1996, June
26, 1996 and July 25, 1996 concerning the continuing outage of the Salem Nuclear Generation Station.

            ***************************************************

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Atlantic Energy, Inc.
                                 Atlantic City Electric Company
                                 (Registrant)


Date:  August 14, 1996        By:  __________________________
                                        L. M. Walters
                               Treasurer of Atlantic Energy, Inc.
                               and Vice President, Treasurer and
                          Assistant Secretary of Atlantic
                          City Electric Company

                               EXHIBIT INDEX


10 Agreement and Plan of Merger dated as of August 9, 1996, by and among Delmarva Power & Light Company, Atlantic Energy,
     Inc., DS, Inc. and DS Sub, Inc.


27   Financial Data Schedules for Atlantic Energy, Inc. and
     Atlantic City Electric Company for periods ended
     June 30, 1996.