Form 10-Q
period 1996-09-30
ATLANTIC CITY ELECTRIC CO; ATLANTIC ENERGY INC
filed 1996-11-14
CIK 8192, 806393

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.
                              20549

                             Form 10-Q

          (x) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

               For Quarter ended September 30, 1996


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

Atlantic Energy, Inc.  52,704,052 shares (as of November 8, 1996)

All of the outstanding shares of Common Stock of Atlantic City
Electric Company are owned by Atlantic Energy, Inc.

                          Atlantic Energy, Inc.
                                    and
                      Atlantic City Electric Company


                                 Form 10-Q
                           For the Quarter Ended
                            September 30, 1996

                                   INDEX

                                                  Page No.

PART 1.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Atlantic Energy, Inc.

          Consolidated Statement of Income              2
          Consolidated Statement of Income
               and Retained Earnings                    3
          Consolidated Statement of Cash Flows          4
          Consolidated Balance Sheet                    6

     Atlantic City Electric Company

          Consolidated Statement of Income              8
          Consolidated Statement of Income
               and Retained Earnings                    9
          Consolidated Statement of Cash Flows         10
          Consolidated Balance Sheet                   12

     Notes to Financial Statements
          Atlantic Energy, Inc. and
          Atlantic City Electric Company               14


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations
               Atlantic Energy, Inc. and
               Atlantic City Electric Company          21

PART II.  OTHER INFORMATION

   Item 1.     Legal Proceedings                       31
   Item 5.     Other Information                       31
   Item 6.     Exhibits and Reports on Form 8-K        33

   Signatures                                          34

ATLANTIC ENERGY, INC. AND SUBSIDIARIES
   3rd Quarter, 1996
PART I. Financial Information
ITEM I. Financial Statements

Atlantic Energy, Inc. (AEI) is the parent of Atlantic City Electric Company (ACE) and Atlantic Energy Enterprises, Inc.
(AEE) which are wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of the nonutility companies are not significant and are classified under Other Income in the Consolidated Statement of Income. The consolidated financial statements of AEI include the accounts of AEI and subsidiaries and reflect all normal, recurring adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements presented. The notes to the consolidated financial statements accompanying AEI's 1996 proxy statement for the annual meeting of shareholders and the 1995 AEI Annual Report on Form 10-K, which are filed with the Securities and Exchange Commission, should be read in conjunction with this report. Note 1 of such annual reports specifically identifies the significant accounting policies of AEI. The consolidated balance sheet for AEI contained in the financial statements presented herein that is labeled December 31, 1995 was derived from the audited consolidated balance sheet presented in AEI's 1996 proxy statement for the annual meeting of shareholders and the 1995 AEI Annual Report on Form 10-K. ACE is the principal subsidiary of AEI, and as such, the consolidated financial information of AEI is principally of ACE, unless the financial information indicates otherwise.

ATLANTIC ENERGY, INC. AND SUBSIDIARIES         3rd Quarter, 1996
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars,except per share data)

                                     Quarter Ended September 30,
                                          1996        1995
                                             (unaudited)

Operating Revenues-Electric             $281,965    $302,685
Operating Expenses:
  Energy                                  66,371      62,513
  Purchased Capacity                      49,645      49,955
  Operations                              34,882      37,645
  Maintenance                             10,555       7,473
  Depreciation and Amortization           20,265      19,620
  State Excise Taxes                      29,392      31,100
  Federal Income Taxes                    17,227      25,891
  Other Taxes                              2,284       2,006
    Total Operating Expenses             230,621     236,203
Operating Income                          51,344      66,482
Other Income and (Expense):
  Allowance for Equity Funds Used
   During Construction                       205         169
  Other-Net                                 (182)      1,710
    Total Other Income and (Expense)          23       1,879
Interest Charges:
  Interest on Long Term Debt              15,042      15,658
  Other Interest Expense                   1,494         605
    Total Interest Charges                16,536      16,263
  Allowance for Borrowed Funds Used
   During Construction                      (193)       (434)
Net Interest Charges                      16,343      15,829
Less Preferred Stock Dividend
 Requirements of Subsidiary                2,457       3,787

Net Income                              $ 32,567    $ 48,745


Average Number of Shares of Common        52,702      52,543
 Stock Outstanding (000's)

Per Common Share:
  Earnings                                 $.62        $.93
  Dividends Declared                       $.385       $.385
  Dividends Paid                           $.385       $.385

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC ENERGY, INC. AND SUBSIDIARIES         3rd Quarter, 1996
CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Thousands of Dollars, except per share data)

                                       Year-to-Date September 30,
                                           1996          1995
                                               (unaudited)

Operating Revenues-Electric              $752,968      $727,543
Operating Expenses:
  Energy                                  171,648       146,905
  Purchased Capacity                      146,877       142,939
  Operations                              110,050       111,169
  Maintenance                              33,004        22,204
  Depreciation and Amortization            60,490        58,539
  State Excise Taxes                       80,391        78,460
  Federal Income Taxes                     30,842        38,230
  Other Taxes                               7,656         7,181
    Total Operating Expenses              640,958       605,627
Operating Income                          112,010       121,916
Other Income:
  Allowance for Equity Funds Used
   During Construction                        697           829
  Other-Net                                 2,603         5,558
    Total Other Income                      3,300         6,387
Interest Charges:
  Interest on Long Term Debt               45,179        44,804
  Other Interest Expense                    4,124         2,513
    Total Interest Charges                 49,303        47,317
  Allowance for Borrowed Funds Used
   During Construction                       (820)       (1,158)
Net Interest Charges                       48,483        46,159
Less Preferred Stock Dividend
 Requirements of Subsidiary                 8,475        11,362

Net Income                                 58,352        70,782

Retained Earnings at Beginning of Period  249,741       249,181
                                          308,093       319,963
Dividends Declared on Common Stock        (60,871)      (61,000)
Retained Earnings at End of Period       $247,222      $258,963

Average Number of Shares of Common
 Stock Outstanding (000's)                 52,702        52,908
Per Common Share:
  Earnings                                 $1.11         $1.34
  Dividends Declared                       $1.155        $1.155
  Dividends Paid                           $1.155        $1.155

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC ENERGY, INC. AND SUBSIDIARIES         3rd Quarter, 1996
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
                                       Year-to-Date September 30,
                                            1996         1995
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                               $ 58,352     $ 70,782
 Deferred Purchased Power Costs             12,310       11,785
 Deferred Energy Costs                      (2,134)     (15,901)
 Depreciation and Amortization              60,490       58,539
 Deferred Income Taxes-Net                   2,289       11,201
 Prepaid State Excise Taxes                  7,170        7,170
 Employee Separation Costs                  (4,805)     (15,619)
 Net Decrease(Increase)in Other             11,519      (38,723)
  Working Capital
 Preferred Stock Dividend Requirements
  of Subsidiary                              8,475       11,362
 Other-Net                                 (18,194)       4,676
 Net Cash Provided by Operating Activities 135,472      105,272

Cash Flows Of Investing Activities:
 Utility Cash Construction Expenditures    (69,947)     (68,574)
 Leased Property                            (2,385)      (6,262)
 Nuclear Decommissioning Trust Fund
  Deposits                                  (4,818)      (4,818)
 Utility Plant Removal Costs                (8,322)      (3,924)
 Other-Net                                   5,785          806
 Net Cash Used by Investing Activities     (79,687)     (82,772)

Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt               20,500      126,704
 Retirement and Maturity of Long Term Debt (12,266)         -
 Redemption of Preferred Stock             (47,531)         -
 Increase in Short Term Debt                57,655       11,400
 Proceeds from Common Stock Issued           3,985          -
 Purchases of Common Stock                  (1,823)     (29,626)
 Dividends Declared on Preferred Stock      (8,475)     (11,362)
 Dividends Declared on Common Stock        (60,871)     (61,000)
 Other-Net                                   1,977        5,473
 Net Cash (Used) Provided by Financing
  Activities                               (46,849)      41,589

Net Increase in Cash and
 Temporary Investments                       8,936       64,089
Cash and Temporary Investments,
 beginning of period                         5,691        5,114
Cash and Temporary Investments,
 end of period                            $ 14,627     $ 69,203

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS























                    This Page Left Intentionally Blank
ATLANTIC ENERGY, INC.
 AND SUBSIDIARIES         3rd Quarter, 1996
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

                                      September 30,  December 31,
                                           1996          1995
                                       (unaudited)
ASSETS

Electric Utility Plant:
  In Service                            $2,492,081    $2,429,176
  Less Accumulated Depreciation            853,134       794,479
  Net                                    1,638,947     1,634,697
  Construction Work in Progress            120,075       119,270
  Land Held for Future Use                   5,604         6,941
  Leased Property-Net                       37,695        40,878
    Electric Utility Plant-Net           1,802,321     1,801,786
Investments and Nonutility Property:
  Investment in Leveraged Leases            79,500        78,959
  Nuclear Decommissioning Trust Fund        68,946        61,802
  Nonutility Property and Equipment-Net     32,024        22,743
  Other Investments and Funds               49,530        52,780
    Total Investments and Nonutility
     Property                              230,000       216,284
  Current Assets:
  Cash and Temporary Investments            14,627         5,691
  Accounts Receivable:
    Utility Service                         73,762        66,099
    Miscellaneous                           26,189        17,477
    Allowance for Doubtful Accounts         (3,500)       (3,300)
  Unbilled Revenues                         38,204        41,515
  Fuel (at average cost)                    24,000        25,459
  Materials and Supplies (at average cost)  24,801        25,434
  Working Funds                             15,729        14,421
  Deferred Energy Costs                     33,568        31,434
  Prepaid Excise Taxes                      29,160        10,753
  Other                                     11,719        13,339
    Total Current Assets                   288,259       248,322
  Deferred Debits:
  Unrecovered Purchased Power Costs         87,507        99,817
  Recoverable Future Federal Income Taxes   85,858        85,858
  Unrecovered State Excise Taxes            57,104        64,274
  Unamortized Debt Costs                    36,445        39,004
  Other Regulatory Assets                   59,237        54,568
  Other                                     32,950        10,983
    Total Deferred Debits                  359,101       354,504

Total Assets                            $2,679,681    $2,620,896

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC ENERGY, INC. AND SUBSIDIARIES         3rd Quarter, 1996
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

                                      September 30, December 31,
                                           1996          1995
                                        (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholders' Equity:
   Common Stock                         $  565,598   $  563,436
   Retained Earnings                       247,222      249,741
    Total Common Shareholders' Equity      812,820      813,177
  Preferred Stock of Atlantic Electric:
   Not Subject to Mandatory Redemption      30,000       40,000
   Subject to Mandatory Redemption          90,000      114,750
  Long Term Debt                           829,799      829,856
    Total Capitalization
     (excluding current portion)         1,762,619    1,797,783
Current Liabilities:
  Cumulative Preferred Stock Redemption
   Requirement                              10,000       22,250
  Long Term Debt                            74,100       65,247
  Short Term Debt                           87,700       30,545
  Accounts Payable                          55,359       60,858
  Taxes Accrued                             40,159        3,450
  Interest Accrued                          17,186       20,315
  Dividends Declared                        22,598       23,490
  Accrued Employee Separation Costs          2,683        7,488
  Deferred Income Taxes                      2,438        2,569
  Other                                     34,501       20,554
    Total Current Liabilities              346,724      256,766
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                    428,309      425,875
  Deferred Investment Tax Credits           47,211       49,112
  Capital Lease Obligations                 37,006       40,227
  Other                                     57,812       51,133
    Total Deferred Credits and
     Other Liabilities                     570,338      566,347

Total Liabilities and Capitalization    $2,679,681   $2,620,896



        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY   3rd Quarter, 1996

The Consolidated Financial Statements of ACE include the accounts of ACE and its subsidiary, which is wholly-owned, and reflect all normal, recurring adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The notes to the consolidated financial statements accompanying the 1995 ACE Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with this report. Note 1 of this annual report specifically identifies the significant accounting policies of ACE. The consolidated balance sheet for ACE contained in the financial statements presented herein that is labeled
December 31, 1995 was derived from the audited consolidated balance sheet presented in the 1995 ACE Annual Report on Form 10-K.


CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)

                                      Quarter Ended September 30,
                                           1996        1995
                                               (unaudited)

Operating Revenues-Electric              $282,577    $303,031
Operating Expenses:
  Energy                                   66,371      62,513
  Purchased Capacity                       49,645      49,955
  Operations                               34,896      37,437
  Maintenance                              10,568       7,483
  Depreciation and Amortization            20,265      19,620
  State Excise Taxes                       29,392      31,100
  Federal Income Taxes                     17,227      25,891
  Other Taxes                               2,284       2,006
    Total Operating Expenses              230,648     236,005
Operating Income                           51,929      67,026
Other Income:
  Allowance for Equity Funds Used During
   Construction                               205         169
  Miscellaneous Income-Net                   (180)      1,300
    Total Other Income                         25       1,469
Interest Charges:
  Interest on Long Term Debt               15,042      15,658
  Other Interest Expense                    1,494         605
    Total Interest Charges                 16,536      16,263
  Allowance for Borrowed Funds Used
   During Construction                       (193)       (434)
Net Interest Charges                       16,343      15,829

Net Income                                 35,611      52,666
Less Preferred Dividend Requirements        2,457       3,787
Balance Available for Common Shareholder $ 33,154    $ 48,879

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY   3rd Quarter, 1996
CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Thousands of Dollars)

                                       Year-to-Date September 30,
                                            1996         1995
                                              (unaudited)

Operating Revenues-Electric               $754,084     $727,943
Operating Expenses:
  Energy                                   171,648      146,905
  Purchased Capacity                       146,877      142,939
  Operations                               110,135      111,113
  Maintenance                               33,034       22,230
  Depreciation and Amortization             60,490       58,539
  State Excise Taxes                        80,391       78,460
  Federal Income Taxes                      30,842       38,230
  Other Taxes                                7,656        7,181
    Total Operating Expenses               641,073      605,597
Operating Income                           113,011      122,346
Other Income:
  Allowance for Equity Funds Used During
   Construction                                697          829
  Miscellaneous Income-Net                   3,165        6,540
    Total Other Income                       3,862        7,369
Interest Charges:
  Interest on Long Term Debt                45,179       44,804
  Other Interest Expense                     4,124        2,513
    Total Interest Charges                  49,303       47,317
  Allowance for Borrowed Funds Used
   During Construction                        (820)      (1,158)
Net Interest Charges                        48,483       46,159

Net Income                                  68,390       83,556

Retained Earnings at Beginning of Period   252,484      249,767
                                           320,874      333,323
Dividends Declared:
  Cumulative Preferred Stock                (8,475)     (11,362)
  Common Stock                             (61,871)     (61,014)
   Total Dividends Declared                (70,346)     (72,376)
Capital Stock Expense and Other               (251)         -
Retained Earnings at End of Period        $250,277     $260,947

Earnings for Common Stock:
  Net Income                              $ 68,390     $ 83,556
  Less Preferred Dividend Requirements       8,475       11,362
Balance Available for Common Shareholder  $ 59,915     $ 72,194


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY   3rd Quarter, 1996
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

                                       Year-to-Date September 30,
                                           1996         1995
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                              $ 68,390     $ 83,556
 Deferred Purchased Power Costs            12,310       11,785
 Deferred Energy Costs                     (2,134)     (15,901)
 Depreciation and Amortization             60,490       58,539
 Deferred Federal Income Taxes-Net            995        8,685
 Prepaid State Excise Taxes                 7,170        7,170
 Employee Separation Costs                 (4,805)     (15,619)
 Net Decrease (Increase)in Other
  Working Capital                           5,818      (36,024)
 Other-Net                                  4,036        9,020
 Net Cash Provided by Operating
  Activities                              152,270      111,211

Cash Flows Of Investing Activities:
 Cash Construction Expenditures           (69,947)     (68,574)
 Leased Property                           (2,385)      (6,262)
 Nuclear Decommissioning Trust Fund
  Deposits                                 (4,818)      (4,818)
 Plant Removal Costs                       (1,324)      (3,924)
 Other-Net                                     58        6,305
 Net Cash Used by Investing Activities    (78,416)     (77,273)

Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt                 -        104,404
 Retirement and Maturity of
  Long Term Debt                          (12,266)         -
 Redemption of Preferred Stock            (47,531)         -
 Increase(Decrease)in Short Term Debt      57,155       (8,600)
 Proceeds from Capital Lease Obligations    2,385        6,262
 Capital Contributions                      2,131          313
 Dividends Declared on Preferred Stock     (8,475)     (11,362)
 Dividends Declared on Common Stock       (61,871)     (61,014)
 Other-Net                                   (421)        (833)
 Net Cash (Used) Provided by Financing
  Activities                              (68,893)      29,170

Net Increase in Cash and
 Temporary Investments                      4,961       63,108
Cash and Temporary Investments,
 beginning of period                        3,987        3,459
Cash and Temporary Investments,
 end of period                           $  8,948     $ 66,567


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    This Page Intentionally Left Blank

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY   3rd Quarter, 1996
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)


                                      September 30,  December 31,
                                          1996           1995
                                      (unaudited)
ASSETS

Electric Utility Plant:
  In Service                           $2,492,081    $2,429,176
  Less Accumulated Depreciation           853,134       794,479
    Net                                 1,638,947     1,634,697
  Construction Work in Progress           120,075       119,270
  Land Held for Future Use                  5,604         6,941
  Leased Property-Net                      37,695        40,878
    Electric Utility Plant-Net          1,802,321     1,801,786
Investments and Nonutility Property:
  Nuclear Decommissioning Trust Fund       68,946        61,802
  Other Property, Investments and Funds     3,512         2,077
    Total Investments and Nonutility
     Property                              72,458        63,879
Current Assets:
  Cash and Temporary Investments            8,948         3,987
  Accounts Receivable:
   Utility Service                         73,762        66,099
   Miscellaneous                           18,775        17,379
   Allowance for Doubtful Accounts         (3,500)       (3,300)
  Unbilled Revenues                        38,204        41,515
  Fuel (at average cost)                   23,987        25,459
  Materials and Supplies (at average cost) 24,801        25,434
  Working Funds                            15,729        14,420
  Deferred Energy Costs                    33,568        31,434
  Prepaid Excise Taxes                     29,160        10,753
  Prepayments & Other                      10,545        10,249
    Total Current Assets                  273,979       243,429
Deferred Debits:
  Unrecovered Purchased Power Costs        87,507        99,817
  Recoverable Future Federal Income Taxes  85,858        85,858
  Unrecovered State Excise Taxes           57,104        64,274
  Unamortized Debt Costs                   35,904        38,924
  Other Regulatory Assets                  59,237        54,568
  Other                                    13,490         9,372
    Total Deferred Debits                 339,100       352,813

Total Assets                           $2,487,858    $2,461,907


          SEE NOTES TO CONSOLIDATED STATEMENTS
ATLANTIC CITY ELECTRIC COMPANY
 AND SUBSIDIARY   3rd Quarter, 1996
CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)

                                      September 30,  December 31,
                                           1996           1995
                                       (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholder's Equity:
   Common Stock                        $   54,963    $   54,963
   Premium on Capital Stock               231,081       231,081
   Contributed Capital                    264,894       262,762
   Capital Stock Expense                   (1,881)       (2,131)
   Retained Earnings                      250,277       252,484
    Total Common Shareholder's Equity     799,334       799,159
  Cumulative Preferred Stock:
  Not Subject to Mandatory Redemption      30,000        40,000
  Subject to Mandatory Redemption          90,000       114,750
  Long Term Debt                          802,299       802,356
    Total Capitalization
     (excluding current portion)        1,721,633     1,756,265
Current Liabilities:
  Preferred Stock Redemption
  Requirement                              10,000        22,250
  Capital Lease Obligations                   688           650
  Long Term Debt-Current Portion              100        12,247
  Short Term Debt                          87,700        30,545
  Accounts Payable                         55,359        60,831
  Federal Income Taxes Payable-Affiliate   33,816        11,574
  Other Taxes Accrued                       6,339         3,382
  Interest Accrued                         16,596        19,961
  Dividends Declared                       22,598        23,490
  Employee Separation Costs                 2,683         7,488
  Deferred Income Taxes                     2,438         2,569
  Other                                    31,680        17,156
    Total Current Liabilities             269,997       212,143
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                   355,344       354,218
  Deferred Investment Tax Credits          47,211        49,112
  Capital Lease Obligations                37,006        40,227
  Other                                    56,667        49,942
    Total Deferred Credits and
    Other Liabilities                     496,228       493,499


Total Liabilities and Capitalization   $2,487,858    $2,461,907


          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO THE
 CONSOLIDATED FINANCIAL STATEMENTS (audited)

NOTE 1. Organizational and Other Matters of AEI and Subsidiaries

Atlantic Energy, Inc. (AEI) is the parent of Atlantic City Electric Company (ACE) and Atlantic Energy Enterprises, Inc.
(AEE) which are wholly-owned subsidiaries. ACE is a public utility primarily engaged in the generation, transmission, distribution and sale of electric energy. AEE is a holding company which is responsible for the management of the investments in nonutility companies consisting of: Atlantic Generation, Inc. (AGI), ATE Investment, Inc. (ATE), Atlantic Southern Properties, Inc. (ASP), Atlantic Thermal Systems, Inc.
(ATS), CoastalComm, Inc. (CCI) and Atlantic Energy Technology, Inc. (AET). AEE also has a 50% equity interest in Enerval, LLC. On July 2, 1996, AEI formed a new subsidiary, Atlantic Energy International, Inc. (AEII), to provide utility consulting services and equipment sales to international markets. On August 9, 1996, AEE through its subsidiary ATE, joined with an unaffiliated company to create EnerTech Capital Partners, L.P., an equity limited partnership that will invest in and support a variety of energy related technology growth companies. ACE is the principal subsidiary of AEI. The consolidated financial information of AEI is principally the financial information of ACE unless indicated otherwise. Certain prior year amounts have been reclassified to conform to the current year reporting.

On August 12, 1996, the Boards of Directors of AEI and Delmarva Power & Light Company (DP&L) jointly announced an agreement to merge the companies into a yet-to-be-named new company. The merger is expected to be a tax free, stock-for-stock transaction accounted for as a purchase. Under the terms of the agreement, DP&L shareholders will receive one share of the new company's common stock for each share of DP&L common stock held. AEI shareholders will receive 0.75 shares of the new company's common stock and 0.125 shares of the new company's Class A common stock for each share of AEI common stock held. In order for the merger to be effective, approvals are needed by the shareholders of both companies and a number of Federal and state regulatory agencies. The process of securing the necessary approvals has begun and may take from 12 to 18 months to complete. Selected information on each company at December 31, 1995 and the year then ended follows (in thousands, except for number of customers):

                                   AEI                DP&L
Operating Revenues              $953,137            $995,103
Net Income                       $81,768            $107,546
Assets                        $2,620,896          $2,866,685

Electric Customers               473,588             436,650
Gas Customers                        -                98,417

Combination of the above respective amounts would not necessarily be reflective of the amounts that would result from a consolidation of the companies.

NOTE 2.  RATE MATTERS OF ACE

By an Order dated March 14, 1996 the New Jersey Board of Public Utilities (BPU) initiated an investigation of the ongoing outage at the Salem Nuclear Generating Station (Salem). ACE has a 7.41% ownership in Salem which is operated by Public Service Electric and Gas Company (PS). By its Order the BPU declared the base rates associated with ACE's ownership in Salem Unit 1 interim and subject to refund pending a hearing as to whether Salem Unit 1 is currently used and useful. The BPU also, in an Order dated
June 26, 1996, declared the base rates associated with ACE's ownership in Salem Unit 2 interim and subject to refund. The BPU voted on July 31, 1996 to include Unit 2 in the hearings scheduled for October to determine if both units were still considered used and useful. (See Note 5 for further information regarding the ongoing outage at Salem). On October 22, 1996, ACE, the New Jersey Ratepayer Advocate and the Staff of the BPU signed a stipulation settling the ongoing outage of the Salem Station. Under the terms of the stipulation, ACE will provide credits to customers totaling $12 million. The credits will be made during January and February 1997 and will be based on customer usage between January 1, 1996 and October 31, 1996. The stipulation also provides that replacement power costs incurred, up to the agreed upon return-to-service dates (June 30, 1997 for Unit I and December 31, 1996 for Unit 2) will be recoverable in the next annual Levelized Energy Clause (LEC) revenue proceeding. Should either unit not return to service by its agreed upon return-to-service date, replacement power costs incurred after such dates will not be recoverable by ACE. The performance of the Salem Units will not be included in the calculation of the Nuclear Performance Standard for the period each unit was taken out of service to each unit's respective return-to-service date. As such, ACE will not be subject to a penalty or reward under the Nuclear Performance Standard for 1995 or 1996. In regard to the litigation pending between ACE and PS, discussed in Note 5, the stipulation provides that the first $8 million of any net recovery, if any, by ACE as the result of the litigation (the gross amount of recovery less litigation expenses) will not be subject to any claim on behalf of the customers. Also, any settlement amounts received for damages incurred after the agreed upon return-to-service dates will not be subject to refund to customers, since ACE will bear the costs of all replacement power costs incurred.

On March 29, 1996, ACE filed with the BPU a petition requesting a $49.7 million increase in annual LEC revenues to be effective June 1, 1996. A stipulation was reached by the parties, and approved by the BPU on July 17, 1996, allowing ACE to implement provisional rates resulting in an increase of annual LEC revenues of $27.6 million. The stipulation provided for the continuation of BPU hearings to decide on the following LEC rate issues: $27.8 million for the estimated replacement power costs related to the Salem Units 1 and 2 ongoing outages; $1.7 million in deferred replacement power costs associated with a 1994 Salem Unit 1 outage and $1.7 million in New Jersey emission fees. The provisional LEC rates also include the deferral of $6.4 million in 1996/97 LEC costs to be recovered without carrying costs in the next LEC period. On October 22, 1996, ACE, the Ratepayer Advocate and the Staff of the BPU entered into a stipulation regarding certain of the issues concerning the LEC petition.
This stipulation incorporates the resolution contained in the previously discussed Salem outage stipulation relating to the $27.8 million of estimated replacement power costs associated with the current Salem outage. Also under the stipulation, the $1.7 million of replacement power costs for the 1994 Salem Unit 1 outage will be eligible for recovery in the next LEC period. At this time, the issue of the $1.7 million in emission fees remains unresolved. Pending resolution of the emission fees issue, the $27.6 million annual LEC increase remains provisional. The provisional LEC rates continue to include a voluntary deferral by ACE of $6.4 million in 1996/97 LEC costs, which are to be recovered without carrying costs in the next LEC period.

In September 1994, the BPU issued an order establishing a generic proceeding to review the methodology by which utilities are permitted to recover through rates capacity costs incurred from nonutility generation projects. This issue relates to the Ratepayer Advocate's allegation that present BPU policy, which permits the utilities to recover all costs related to nonutility generation projects through the LEC, provides the utilities with a double recovery of nonutility projects' capacity costs concurrently through base rates and LEC rates. On October 22, 1996, ACE, the Ratepayer Advocate and the Staff of the BPU signed a stipulation which settles the alleged over recovery of capacity costs. By the terms of the stipulation ACE will provide credits to customers totaling $1.0 million during the months of January and February 1997 based on customers usage between January 1, 1996 and October 31, 1996. As a result of this stipulation, the parties agree that all issues with regard to any alleged overrecovery of nonutility capacity costs are resolved.

Each of the three above described stipulations has been submitted to the BPU for acceptance and approval. A public hearing is scheduled to review these stipulations on November 25, 1996.

Net income reflects a net charge of $5.7 million, net of tax, or $.11 per share, that ACE recorded in the third quarter of 1996 as a result of the stipulations regarding the Salem outage and double recovery of capacity costs. The net charge incorporates amounts previously recorded related to the Salem outage.

NOTE 3.  DEBT AND PREFERRED SECURITIES

AEI

At September 30, 1996 and December 31, 1995, AEI had $41.5 million and $34.5 million, respectively, outstanding under its revolving credit and term loan facility. Proceeds have been used for general corporate purposes.

ACE

ACE's Cumulative Preferred Stock and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at September 30, 1996 are approximately $126 million and $816 million, respectively. Their estimated aggregate fair market values at December 31, 1995 were approximately $172 million and $851 million, respectively. With regard to short term debt, ACE had outstanding $87.7 million at September 30, 1996 and $30.5 million at December 31, 1995.

On October 1, 1996, Atlantic Capital I, a newly formed business trust, issued $70 million of 8.25% Cumulative Quarterly Income Preferred Securities (QUIPS) with a stated liquidation preference of $25 each. Atlantic Capital I, established for the sole purpose of issuing the QUIPS, invested the proceeds in 8.25% Junior Subordinated Deferrable Interest Debentures (QUIDS) of ACE. ACE reserves the right to defer payment of interest on the debentures for up to 20 consecutive quarters. During such a deferral period, certain dividend restrictions would apply to ACE's capital stock. The QUIPS and QUIDS are scheduled to mature on October 1, 2026, but such maturity may be extended to a date not later than October 1, 2045, if certain conditions are met. Proceeds from the sale of the QUIDS will be used to fund the redemption and/or purchase of shares of ACE's preferred stock. Since Atlantic Capital I is a grantor trust of ACE, the transactions of the trust are consolidated into the financial statements of ACE.

On August 1, 1996, ACE redeemed 200,000 shares of its $8.20 No Par Preferred Stock at a price of $100 per share in accordance with the annual sinking fund requirement. ACE, on September 16, 1996, also redeemed 100,000 shares of its 7.52% Preferred Stock $100 Par Value at a price of $101.88 per share and the remaining 50,000 shares of its $8.25 No Par Preferred stock at a price of $104.45 per share. On August 29, 1996, a tender offer was made for the 700,000 shares of ACE's $7.80 No Par Preferred Stock.
As a result of the offer, 370,500 shares were tendered at a price of $111.00 per share during October 1996. Under a separate agreement for this preferred stock series, which expired November 8, 1996, ACE redeemed an additional 50,000 shares at $111.00 per share. In accordance with BPU approval, premiums associated with these redemptions are being deferred and amortized over the life of the QUIDS. The redemptions were funded by short-term debt, which was paid off in October by the proceeds of the QUIDS.

AEE

At September 30, 1996 and December 31, 1995, ATE had outstanding $24.5 million and $18.5 million, respectively, under its revolving credit and term loan facility. The estimated aggregate fair market value of ATE's 7.44% Senior Notes at September 30, 1996 and December 31, 1995 was approximately $15 million and $16 million, respectively.


In August 1996, ATS established a $100 million revolving credit and term loan facility, of which up to $20 million can be used to establish letters of credit. Any loan amounts outstanding on February 2, 1998 will convert into a five year term loan. Interest rates on the borrowings will be based on senior debt ratings and on the borrowing options selected by ATS. As of September 30, 1996, $8 million was outstanding under this facility. Commitment fees on the unused credit line were not significant. This facility will be used to satisfy certain associated company payables and for other general corporate purposes, including construction of the Midtown Energy Center in Atlantic City, New Jersey which began in November 1996.

NOTE 4.  COMMON STOCK OF AEI

As of September 30, 1996,and December 31, 1995, 52,702,052 and
52,531,878 shares of common stock were outstanding, respectively.
The increase in shares outstanding for the current period reflects the issuance of 170,174 shares, net of forfeited shares, under AEI's Equity Incentive Plan and ACE's benefit plans.

NOTE 5.  CONTINGENCIES OF ACE

ACE is a 7.41% owner of the Salem Units operated by PS. Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. Their return-to-service dates are subject to completion of testing, analysis, repair activity and Nuclear Regulatory Commission concurrence that they are prepared to restart. Salem Unit 1 is scheduled to return to service by mid-year 1997, after completion of refurbishment, including replacement of its steam generators. Unused steam generators have been acquired with an estimated cost, including installation, between $150 million and $170 million, of which ACE's share is between $11.1 million and $12.6 million. In addition, PS estimates the cost of disposal of the old steam generators could be as much as $20 million. ACE's estimated share would be $1.5 million. Repair and testing of Unit 2 is expected to continue well into the fourth quarter of 1996. ACE has been advised by PS that Salem Unit 2 is currently expected to return to service early in the first quarter of 1997 and is not expected to impact the restart of Salem Unit 1. A meeting with the NRC to discuss restart of Salem Unit 2 is scheduled for November 18, 1996. ACE's share of expenses associated with the restart of Salem Units 1 and 2 are $7.8 million for the year-to-date period ended September 30, 1996.

On February 27, 1996, the Salem co-owners filed a Complaint in United States District Court for the District of New Jersey against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, under Federal and state statutes alleging fraud, negligent misrepresentation and breach of contract. The Westinghouse complaint seeks compensatory and punitive damages. On April 30, 1996, Westinghouse filed an answer and a counterclaim for unpaid work. PS has advised ACE that the amount being claimed by Westinghouse in the counterclaim approximates $2.5 million. An answer to the counterclaim will be filed on behalf of the co-owners.

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

ACE is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. In accordance with the standard, ACE anticipated that it would incur a nuclear performance penalty for 1995 and 1996 and had recorded a provision for such. According to the Salem outage stipulation agreement on October 22, 1996, as previously discussed, the performance of Salem Units 1 and 2 shall not be included in the calculation of a nuclear performance penalty for the period each unit was taken out of service up to each unit's respective return-to-service date. The parties have also agreed, that for the years 1995 and 1996, there will be no penalty or reward under the nuclear performance standard. ACE had recorded a 1995 performance penalty of $875 thousand, net of tax, and $1.9 million, net of tax, year-to-date September 30, 1996. These amounts have been incorporated into the net amount recorded for the Salem stipulation as discussed in Note 2.

The outage of each Salem unit causes ACE to incur replacement power costs of approximately $700 thousand per unit per month. ACE's replacement power costs for the current outage for each unit, up to the agreed upon return-to-service dates, will be recoverable in rates in ACE's next LEC proceeding. Replacement power costs incurred after the respective agreed upon return-to-service dates for the Salem Units will not be recoverable in rates.

ACE has a trust to fund the future costs of decommissioning each of the five nuclear units in which it has an ownership interest. The current annual funding amount of this trust is based on estimates of the future costs of decommissioning each unit derived from studies performed in 1987. In accordance with BPU requirements, updated site specific studies were completed as of September 1996. ACE is currently evaluating the results of the studies and has not fully assessed the impacts upon amounts to be recognized and recovered in rates based on these updated studies.







ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY
Notes to Consolidated Financial Statements

Information pertaining specifically to ACE and its subsidiary is included in Note 1, Note 2, Note 3 and Note 5 of the Consolidated
Financial Statements of AEI and is incorporated by reference.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following is management's discussion and analysis of significant factors which affected Atlantic Energy, Inc. (AEI) interim financial condition and results of operations. Atlantic City Electric Company (ACE) is the principal subsidiary of AEI and the following discussion focuses on ACE unless indicated otherwise. To properly assess and evaluate the Company's performance one should read, in conjunction with this report, the Management's Discussion and Analysis of Financial Condition and Results of Operations included in AEI's 1996 proxy statement for the annual meeting of shareholders and the 1995 AEI and ACE Annual Reports on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

AEI

The operating needs of AEI, representing those of the consolidated group, are dependent upon the results of its subsidiaries, principally ACE.

At September 30, 1996 and December 31, 1995, AEI had $41.5 million and $34.5 million outstanding, respectively, under its revolving credit and term loan facility.

ACE

At September 30, 1996 ACE had $87.7 million outstanding in short term debt, compared to $30.5 million outstanding at December 31, 1995. Short term debt consisted of notes payable to banks. Proceeds were used for general corporate purposes and to fund redemptions of ACE's preferred stock as discussed below.

On October 1, 1996, Atlantic Capital I, a newly formed business trust, issued $70 million of 8.25% Cumulative Quarterly Income Preferred Securities (QUIPS) with a stated liquidation preference of $25 per share. Atlantic Capital I, established for the sole purpose of issuing the QUIPS, invested the proceeds into the 8.25% Junior Subordinated Deferrable Interest Debentures (QUIDS) of ACE. ACE reserves the right to defer payment of interest on the debentures for up to 20 consecutive quarters. During such a deferral period, certain dividend restrictions would apply to ACE's capital stock. The QUIPS and QUIDS are scheduled to mature on October 1, 2026, but such maturity may be extended to a date not later than October 1, 2045, if certain conditions are met. Proceeds from the sale of the QUIDS will be used to fund the redemption and/or purchase of shares of ACE's preferred stock. Since Atlantic Capital I is a grantor trust of ACE, the transactions of the trust are consolidated into the financial statements of ACE.

On August 1, 1996, ACE redeemed 200,000 shares of its $8.20 No Par Preferred Stock at a price of $100 per share in accordance with the annual sinking fund requirement. ACE, on September 16, 1996, also redeemed 100,000 shares of its 7.52% Preferred Stock $100 Par Value at a price of $101.88 per share and the remaining 50,000 shares of its $8.25 No Par Preferred stock at a price of $104.45 per share. On August 29, 1996, a tender offer was made for 700,000 shares of ACE's $7.80 No Par Preferred stock. As a result of the offer, 370,500 shares were tendered at a price of $111.00 per share during October 1996. Under a separate agreement for this preferred stock series, which expired November 8, 1996, ACE redeemed an additional 50,000 shares at $111.00 per share. In accordance with BPU approval, premiums associated with these redemptions are being deferred and amortized over the life of the QUIDS. The redemptions were funded by short term debt, which was paid off in October by the proceeds of the QUIDS.

Atlantic Energy Enterprises, Inc. (AEE)

At September 30, 1996 and December 31, 1995, ATE Investment, Inc.
(ATE) had outstanding $24.5 million and $18.5 million, respectively, under its revolving credit and term loan facility.

In August 1996, Atlantic Thermal Systems, Inc.(ATS) established a $100 million revolving credit and term loan facility of which up to $20 million can be used to establish letters of credit. Loan amounts outstanding under the revolver on February 2, 1998 will convert into a five year term loan. Interest rates on the borrowings will be based on senior debt ratings and on the borrowing options selected by ATS. As of September 30, 1996, $8 million was outstanding under this agreement. Commitment fees on the unused credit line were not significant. This facility will be used to satisfy certain associated company payables and for other general corporate purposes including construction of the Midtown Energy Center in Atlantic City, New Jersey which began in November 1996. ATS has committed approximately $36 million for construction of this project to date.

In December 1995, ATS, through a partnership arrangement, borrowed from the New Jersey Economic Development Authority (NJEDA) $12.5 million from the proceeds of the sale of special, limited obligation bonds issued by the NJEDA. The availability of the borrowed funds for their intended use and the ultimate term of the borrowings are subject to certain conditions. Satisfaction of these conditions and use of the funds are expected in the fourth quarter of 1996. Proceeds from the bond issuance remain restricted in trust pending resolution of these conditions. Effective August 22, 1996, the bonds were remarketed at a rate of 3.60% for a period of 112 days.







RESULTS OF OPERATIONS

AEI Consolidated

Changes in net income and earnings per share for the periods ended September 30, 1996 versus the corresponding periods of the previous year are as follows:

                          Periods Ended September 30, 1996
                             Quarter        Year-to-Date

Net Income                   (33.2%)           (17.6%)
Earnings Per Share           (33.3%)           (17.2%)

The change in net income for the current quarter primarily reflects a settlement of regulatory issues related to ACE and its ownership interest in the Salem Nuclear Generating Station (Salem) and a decrease in energy sales during the period. The change in net income for the current year-to-date period reflects the settlement of regulatory issues related to the Salem outage, which was partially offset by an increase in electric revenues due to the increase in both electric sales and annual Levelized Energy Clause (LEC) revenues. Increased operating expenses for the year-to-date period reflects the costs supporting the increase in the sales of energy as well as additional maintenance expense associated with the outages at Salem.

Net income reflects a net charge of $5.7 million, net of tax, or $.11 per share, that ACE recorded in the third quarter of 1996 as the a result of the stipulations reached by ACE with the Ratepayer Advocate and the Staff of the BPU with regard to the outages of the Salem units and the investigation of the alleged double recovery of capacity costs of the nonutility generators. The net charge incorporates amounts previously recorded related to the Salem outages. Customers will receive revenue credits totaling $13.0 million during the months of January and February 1997 based on January to October 1996 usage. The stipulations are subject to BPU acceptance and approval.

Unless otherwise specified, changes in results of operations are in terms of the current year period compared to the corresponding prior year period as they relate to ACE. ACE is the principal subsidiary of AEI and the financial presentation and content of the income statement principally are those of ACE. Results of nonutility companies are contained in other income and (expense).












Utility Revenues of ACE

Changes in Operating Revenues-Electric, exclusive of inter-company sales, are disclosed in the following table:

                               Periods Ended September 30, 1996
                                    (Thousands of Dollars)
                                  Quarter       Year-to-Date

Base Revenues                   $ (3,105)        $ (4,751)
Stipulation Credits              (13,000)         (13,000)
Levelized Energy Clause            7,452           23,145
Kilowatt-hour Sales              (11,346)          23,608
Unbilled Revenues                 (2,170)          (8,892)
Sales for Resale                   1,688            6,131
Other Revenues                      (239)            (816)
          Total                 $(20,720)        $ 25,425


The decrease in Base Revenues for the current year periods reflect a reduced average realization per kilowatt-hour sold resulting from less favorable weather conditions relative to last year and the effects of ACE's BPU approved Off Tariff Rate Agreements (OTRA's). OTRA's are special reduced rates offered to ACE at-risk customers. At-risk customers are customers who may choose to leave ACE's energy system because they have alternative energy sources available. The Stipulation Credits for the quarter and year-to-date periods are the result of the October 22, 1996 stipulations for the $13.0 million settlement concerning the outages of the Salem Units and the alleged over recovery of capacity costs from nonutility generation facilities. (See Note 2-Rate Matters of ACE for further details regarding the stipulations.) LEC revenues for the periods increased due to an annual rate increase in July 1995 of $37.0 million and a provisional increase in July 1996 of $27.6 million. Changes in Kilowatt-hour Sales are explained in the 'Billed Sales to Ultimate Utility Customers' section. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which are affected by weather, economic conditions and the corresponding price per kilowatt-hour. The changes in Sales for Resale to wholesale customers are a function of ACE's energy mix strategy, which in turn is dependent upon ACE's needs for energy, the energy needs of other utilities participating in the regional power pool of which ACE is a member, and the sources and prices of energy available. In addition, changes in Sales for Resale are dependent on adjacent power pool resources and prices of energy available. The increase in Sales for Resale for the quarter and year-to-date periods were the result of new contract demands for bulk power sales to wholesale customers outside the regional power pool.






Billed Sales to Ultimate Utility Customers of ACE

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding periods of the prior year, are shown below.

                          Periods Ended September 30, 1996
                         Quarter                Year-to-Date
                              Average                  Average
Customer Class    Sales     Use     Cust    Sales    Use    Cust
Residential       (8.5)    (9.2)    0.7%     3.3%    2.5%   0.8%
Commercial        (1.6)    (2.6)    1.0      2.8     1.8    1.0
Industrial         6.0      4.4     1.5      6.5     4.7    1.7
Total             (3.8)    (4.5)    0.7      3.5     2.7    0.8

The decrease in Residential sales and average use for the quarter is due to cooler weather during the 1996 summer compared to the 1995 summer. The increase in year-to-date Residential sales is due to colder than normal temperatures during the first quarter of 1996 compared to warmer than normal temperatures last year. The decrease in current quarter Commercial sales from that of the same period in 1995 was weather related. Continuing economic growth in the Commercial sector partially offset the weather related decrease, with casino expansions and construction around the Atlantic City, New Jersey area being significant contributors. The year-to-date growth in the Commercial Sector is due to winter weather that resulted in higher space heating usage. The increase in quarterly and year-to-date Industrial sales was due to the return of sales to a customer that had previously been supplied by an independent power producer.

Operating Expenses

AEI Consolidated

Total Operating Expenses for quarter and year-to-date periods ended September 30, 1996 decreased by 2.4% and increased by 5.8%, respectively. Excluding depreciation and taxes, Total Operating Expenses increased by 2.5% and 9.1%, respectively, largely due to increases in energy and maintenance costs of ACE primarily related to the Salem outage.

ACE

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the availability of low-cost generation from ACE-owned and purchased energy sources, the unit prices of the energy sources used and changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Generally, earnings are not affected by energy costs because these costs are adjusted to match the associated LEC revenues. However, ACE has voluntarily foregone recovery of certain amounts of otherwise recoverable fuel costs through its Southern New Jersey Economic Initiative (SNJEI), thereby reducing earnings through May 1996, as indicated below. Such reduced recoveries are discretionary by ACE, and are influenced by competitive and economic factors. ACE has elected not to continue the SNJEI beyond May 1996. Otherwise, in any period the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is deferred on the Consolidated Balance Sheet as a liability or asset as appropriate. Amounts on the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. ACE was underrecovered by $33.6 million at September 30, 1996 as compared to $31.4 million at December 31, 1995.

Energy expense for the quarter and year-to-date periods ended September 30, 1996 increased by 6.2% and 16.8%, respectively. Excluding deferred energy costs, Energy expense for the quarter and year-to-date periods decreased by 11.6% and increased by 5.6%, respectively. The decrease for the quarter was due to a decrease in kilowatt-hour sales as a result of cooler weather in the third quarter of the current year when compared to the same quarter of the previous year. The increase for the year-to-date period was attributable to increased kilowatt-hour sales when compared to the same period in the previous year, as well as ACE's use of more expensive alternative energy sources in replacement of energy lost due to the continued outage of the Salem units. The SNJEI reduced after tax income for the year-to-date period by $2.7 million.

Sources of ACE's energy for the periods ended September 30, 1996 are as follows:
                                      Quarter      Year-to-Date

Coal                                    26%             27%
Nuclear                                 13              14
Interchanged and Purchased              38              36
Nonutility Purchased                    20              20
Oil and Natural Gas                      3               3
    Total                              100%            100%

Operations expense for the quarter decreased by 6.8% which was the result of the current reversal of estimates previously recorded for 1995 and 1996 Nuclear Performance Standard penalties, in accordance with the stipulation of settlement regarding the Salem Units.

Maintenance expense for the quarter and year-to-date periods increased by 41.2% and 48.6%, respectively. The increase is the result of costs associated with the Salem Station during its outage.



State Excise Tax expense for the quarter decreased 5.5%, reflecting a decreased energy sales tax base for the quarter compared to the same period last year.

Federal Income Tax expense for the quarter and year-to-date periods decreased by 33.5% and 19.3%, respectively, due to the decrease of taxable income for the current periods, respectively, when compared to the same periods last year.

Preferred Stock Dividend Requirements of ACE decreased 35.1% and 25.4% for the quarter and year-to-date periods, respectively, as a result of mandatory and optional sinking funds requirements and other optional redemptions of preferred stock during the current year periods.

In December 1994, ACE recorded the expected costs of an employee separation program. The balance of the accrued separation costs on the Consolidated Balance Sheet at September 30, 1996, was $2.7 million compared to $7.5 million at December 31, 1995. ACE expects settlement of this obligation to be substantially completed by the end of 1996.

ACE is a 7.41% owner of the Salem Units operated by Public Service Electric and Gas Company(PS). Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. Their return-to-service dates are subject to completion of testing, analysis, repair activity and Nuclear Regulatory Commission concurrence that they are prepared to restart. Salem Unit 1 is scheduled to return to service by mid-year 1997, after completion of refurbishment, including replacement of its steam generators. Unused steam generators have been acquired with an estimated cost, including installation, between $150 million and $170 million, of which ACE's share is between $11.1 million and $12.6 million. In addition, PS estimates the cost of disposal of the old steam generators could be as much as $20 million. ACE's estimated share would be $1.5 million. Repair and testing of Unit 2 is expected to continue well into the fourth quarter of 1996. ACE has been advised by PS that Salem Unit 2 is currently expected to return to service early in the first quarter of 1997 and is not expected to impact the restart of Salem Unit 1. A meeting with the NRC to discuss restart of Salem Unit 2 is scheduled for November 18, 1996. ACE's share of expenses associated with the restart of Salem Units 1 and 2 are $7.8 million for the year-to-date period ended September 30, 1996.

On February 27, 1996, the Salem co-owners filed a Complaint in United States District Court for the District of New Jersey against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, under Federal and state statutes alleging fraud, negligent misrepresentation and breach of contract. The Westinghouse complaint seeks compensatory and punitive damages. On April 30, 1996, Westinghouse filed an answer and a counterclaim for unpaid work. PS has advised ACE that the amount being claimed by Westinghouse in the counterclaim approximates $2.5 million. An answer to the counterclaim will be filed on behalf of the co-owners.

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

ACE is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. In accordance with the standard, ACE anticipated that it would incur a nuclear performance penalty for 1995 and 1996 and had recorded a provision for such. According to the Salem outage stipulation on October 22, 1996, as previously discussed, the performance of Salem Units 1 and 2 shall not be included in the calculation of a nuclear performance penalty for the period each Unit was taken out of service to each Unit's respective return-to-service date. The parties have also agreed, that for the years 1995 and 1996, there will be no penalty or reward under the nuclear performance standard. ACE had recorded a 1995 performance penalty of $875 thousand, net of tax, and $1.9 million, net of tax, year-to-date September 1996. These amounts have been incorporated into the net amount recorded for the Salem stipulation as discussed in
Note 2.

The outage of each Salem unit causes ACE to incur replacement power costs of approximately $700 thousand per unit per month . ACE's replacement power costs for the current outage for each unit, up to the agreed upon return-to-service dates, will be recoverable in rates in ACE's next LEC proceeding. Replacement power costs incurred after the respective agreed upon return-to-service dates for the Salem Units will not be recoverable in rates.

Nonutility Activities-AEI and AEE

Nonutility operations, which include AEI parent, for the quarter and year-to-date periods ended September 30, 1996, resulted in net losses of $587 thousand and $1.6 million, respectively, compared to losses of $134 thousand and $1.4 million, respectively, for the prior periods. Of these amounts, operations of AEE and subsidiaries for the quarter and year-to-date periods resulted in net income of $263 thousand and $540 thousand, respectively, compared to net income of $304 thousand and a net loss of $190 thousand, respectively, for the same periods of the prior year. The current quarter and year-to-date net income is largely due to the reduction in ATE's interest expense which was partially offset by the decrease in earnings from the Atlantic Generation, Inc. independent power projects.


AEI parent for the quarter and year-to-date periods ended September 30, 1996 resulted in net losses of $850 thousand and $2.1 million, respectively, compared to net losses of $437 thousand and $1.2 million, respectively, for the corresponding periods of the prior year. The 1996 loss is largely due to interest expense associated with the borrowings from AEI's revolving credit and term loan facility. AEI's credit facility is used to support general corporate purposes.

OTHER MATTERS OF ACE

On April 24, 1996, the Federal Energy Regulatory Commission issued Order No. 888 "Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Service by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities". The essence of the Order is to remove impediments to competition in the wholesale bulk power marketplace, to bring more efficient, lower cost power to electricity consumers, and provide an equitable means to transition the industry to the new environment. Under this Order, affected utilities that own, control or operate interstate transmission facilities are required to offer transmission services for wholesale energy transactions to others on a nondiscriminatory basis. Tariffs are to be established by the utilities for these services, under which a utility must also apply these tariffs to its own wholesale energy transactions.
The Order also permits utilities to seek recovery of legitimate, prudent and verifiable unrecovered costs that become stranded as a result of providing open access transmission services pursuant to the Order. A utility may have been obligated to incur a cost on behalf of a customer(s) in the reasonable expectation of providing service and recovery of that cost. When the customer(s) no longer uses the utility for the service related to the cost, or there is a change in a regulator's recovery policy due to market forces concerning the cost, the cost may become stranded if the utility is precluded from recovery. In relation to this Federal effort, the BPU is examining possible structured changes to New Jersey's electric utility industry and is evaluating, among other items, the issues surrounding potential stranded costs. The stranded costs issues on both Federal and state levels continue to develop. At this time, AEI is uncertain as to the level of stranded costs that may arise, and what, if any, recovery thereof may be available.

In March 1996, the New Jersey Department of Treasury and the BPU jointly proposed to eliminate the energy excise tax currently collected by all utilities and instead making utilities subject to the Corporate Business Tax (corporate state income tax). Additionally, the state sales and use tax would be applied to retail electric and gas sales, and a transitional energy facilities assessment tax would be imposed on electric and natural gas facilities. At this time, AEI cannot predict the final outcome of the proposal, nor what impacts there may be on the Company.


ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY

The information required by this item is incorporated herein by reference from the following portions of AEI's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to ACE and its subsidiary:
Liquidity and Capital Resources-ACE; Results of Operations and Other Matters of ACE.
Part II. Other Information
Item 1.  Legal Proceedings

  The following information updates certain matters previously reported under Part I, Item 1 - Business of the Annual Report on Form 10-K for 1995, under Part I - Note 3 and Part II, Item 5 - Other Information of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, under Part I - Note 2 and Management's Discussion and Analysis of Financial Conditions and Results of Operations of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and under Item 5 - Other Events in the Current Reports on Form 8-K dated February 23, 1996, May 29, 1996, June 26, 1996, July 25, 1996, August 13, 1996 and
October 26, 1996 of Atlantic Energy, Inc. and Atlantic City Electric Company (ACE). In addition, certain new information is contained herein.

Rate Matters

  ACE's rates for electric service at retail are subject to the approval of the New Jersey Board of Public Utilities (BPU). Reference is made to the Notes to Financial Statements filed herewith for information pertaining to the petitions filed with the BPU concerning certain rate matters. Such matters include changes in the Levelized Energy Clause (LEC) revenues for the LEC period June 1, 1996 through May 31, 1997; the BPU's investigation into the Ratepayer Advocate's allegation of the double recovery of capacity costs; and additional information describing the terms of the Stipulations of Settlement between ACE, the Division of the Ratepayer Advocate the Staff of the BPU regarding the ongoing outage at the Salem Nuclear Generating Station (Salem).

Item 5.  Other Information

Nuclear Generating Station Developments

  As previously reported, Public Service Electric & Gas Co.
(PS), operator of the Salem and Hope Creek Nuclear Generating Stations and PECO Energy (PE), operator of the Peach Bottom Atomic Power Station, announced on June 24, 1996 the commissioning of a study to investigate competitive alternatives to the current independent nuclear power plant operations of the two companies. The goal of the study is to determine if feasible alternatives exist to permit diversification of financial risks and reduction of costs for both companies in order to increase competitiveness. PE has advised that a preliminary draft of the study indicates opportunities for risk diversification, performance improvement and cost savings. PE indicates further review will take place during the fourth quarter of 1996.

  PS has advised ACE that in October 1996, PS, along with other nuclear plant owners, received a request for information regarding the adequacy and availability of each plant's design
bases data.   The NRC is requiring that information be submitted
under oath and affirmation to provide it added confidence and assurance that all nuclear units are operated and maintained within the design bases of the facilities and that any deviations are reconciled in a timely manner. Although PS has yet to formulate a response to the NRC's request, it is anticipated that design bases reviews, similar to the extensive efforts already performed for Salem Unit 2, will be undertaken for Salem Unit 1 and Hope Creek. Since the information to be submitted will be used by the NRC to determine follow-up inspection activity or potential enforcement actions, neither ACE, nor PS, can predict at this time what impact the NRC's request will have.

  PS has advised ACE that in August 1996, the NRC conducted an inspection of the Physical Security Program for Salem and Hope Creek. Based on the results of that inspection, six apparent violations were discovered. They include, failure to: 1) control photo badge key cards; 2) properly search an individual prior to entrance to the protected area; 3) notify the nuclear shift supervisor of a potential threat event; 4) deactivate photo badges for individuals who no longer require site access; 5) complete training for security supervisors prior to assignment of duties; and 6) test an intrusion detection system in accordance with procedures. On September 3, 1996, PS met with the NRC to discuss these issues and provide specific corrective actions. An enforcement conference will be held on November 14, 1996 to address these apparent violations. ACE cannot predict what action the NRC may taken on this matter.

  PS has advised that the NRC issued a Bulletin dated May 6, 1996 to operators of boiling water reactors (BWR) requesting measures be taken to minimize the potential for clogging experienced with some emergency core cooling system suction strainers which supply water from the suppression pool for emergency cooling of the core and related structures. The NRC has proposed three resolution options, with a request that actions be completed by the end of the unit's first refueling outage after January 1997. Alternative resolution options will be subject to NRC approval. PS has advised that PS has responded to the NRC, indicating its intention to comply with the Bulletin, and expects to submit its planned actions and schedules within 90 days after the NRC approves a utility resolution guidance document. It is unknown what other action the NRC may take in this matter.

Hope Creek

  PS advised ACE that on October 23, 1996, PS received a
$150,000 civil penalty from the NRC for five violations identified during inspection activities earlier this year and discussed at an enforcement conference on June 11, 1996. The first two violations involved a failure to plan and perform appropriate surveillance testing, and were assigned an aggregate severity level III violation. The second two violations concerned failure to provide timely identification and correction of problems involving safety related equipment, also assigned severity level III. An additional severity level III violation was noted for incorrect service water throttle valve settings.
No civil penalty was assigned for this violation, since the condition was self-identified and appropriate corrective actions were taken. PS has advised that the violations will not be disputed.

Salem Station

  PS advised ACE that on July 5, 1996, the NRC notified PS of the need for a predecisional enforcement conference for apparent violations involving alleged discrimination against two employees for their engagement in protected activities in accordance with federal regulations. The enforcement conference was held on September 11, 1996. It is not known what actions the NRC may take in this matter.

Peach Bottom

  As previously reported, in response to a 1990 recommendation by General Electric Company (GE) to all owners of GE BWRs that interim corrective actions be taken for possible cracking in or near the seam welds of BWR core shroud assemblies, PE, operator of the Peach Bottom Atomic Power Station, initiated a series of visual inspections of the accessible areas of the core shroud seam welds of the Peach Bottom reactors. Although prior inspections performed during the planned refueling outages for these reactors have revealed crack indications in the seam welds of the core shroud assemblies, PE concluded and the NRC agreed, in each case, that the extent of cracking identified was minimal and within industry-established guidelines. Peach Bottom Unit 2 was reinspected in September 1996 during a refueling outage and while additional minor flaw indications were discovered, PE concluded and the NRC concurred, that neither repair nor modification to the core shroud was necessary prior to restarting the reactor.

Item 6.  Exhibits and Reports on 8-K

Exhibits:  See Exhibit Index Attached

Reports on Form 8-K:

A Current Report on Form 8-K was filed dated October 23, 1996 describing the Stipulations of Settlement between ACE, the Ratepayer Advocate and the BPU Staff concerning the continuing outage of the Salem Nuclear Generation Station.

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

                                 Atlantic Energy, Inc.
                                 Atlantic City Electric Company
                                 (Registrant)


Date:  November 14, 1996      By:   /s/ L. M. Walters
                                        L. M. Walters
                               Treasurer of Atlantic Energy, Inc.
                               and Vice President, Treasurer and
                               Assistant Secretary of Atlantic
                               City Electric Company

                               EXHIBIT INDEX


27 Financial Data Schedules for Atlantic Energy, Inc. and
   Atlantic City Electric Company for periods ended
   September 30, 1996.