Form 10-K
period 1996-12-31
ATLANTIC CITY ELECTRIC CO; ATLANTIC ENERGY INC
filed 1997-03-14
CIK 8192, 806393

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

8.25% Cumulative Quarterly Income     New York Stock Exchange
Preferred Securities,
liquidation preference $25 per
preferred security issued by
Atlantic Capital I

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. X

     Estimated aggregate market value of the voting stock of Atlantic Energy, Inc. held by non-affiliates at March 6, 1997, was $898,943,385.00 based on a closing price of $17.25 per share for the 52,502,479 outstanding shares at such date. Atlantic Energy, Inc. owns all of the 18,320,937 outstanding shares of Common Stock of Atlantic City Electric Company.

Documents Incorporated by Reference:

     Certain sections of the Notice of Annual Meeting of Shareholders and Proxy Statement in connection with the Annual Meeting of Shareholders, to be held April 23, 1997, have been incorporated by reference to provide information required by the following parts of this report:

Part III-Item 10, Directors and Executive Officers of the
Registrant; Item 11, Executive Compensation; Item 12, Security
Ownership of Certain Beneficial Owners and Management.

This combined Form 10-K is filed separately by Atlantic Energy, Inc. and Atlantic City Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Atlantic City Electric Company makes no representation as to information relating to Atlantic Energy, Inc.

PART I
ITEM 1 BUSINESS                                                 1
General                                                         1
Competition                                                     2
Nonutility Subsidiaries                                         8
Construction and Financing                                     10
Rates                                                          12
Energy Requirements and Power Supply                           13
Power Pool and Interconnection Agreements                      15
Power Purchases and Sales                                      16
Capacity Planning                                              16
Nonutility Generation                                          18
Nuclear Generating Station Developments                        19
     Salem Station                                             22
     Hope Creek Station                                        24
     Peach Bottom                                              25
Fuel Supply                                                    26
    Oil                                                        26
    Coal                                                       26
    Gas                                                        27
    Nuclear Fuel                                               27
Nuclear Decommissioning                                        29
Regulation                                                     31
Environmental Matters                                          33
    General                                                    33
    Air                                                        36
    Water                                                      37
Executive Officers                                             40
ITEM 2   PROPERTIES                                            43
ITEM 3   LEGAL PROCEEDINGS                                     43
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                               44

PART II
ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                           44
ITEM 6   SELECTED FINANCIAL DATA                               46
ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS         47
ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           66
ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE               108
PART III
ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT                                           108
ITEM 11  EXECUTIVE COMPENSATION                               108
ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                108
ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       108
PART IV
ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K                                  109
SIGNATURES                                                    110

                             GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in this report:

Term       Definition

ACE .....  Atlantic City Electric Company
ACO .....  Administrative Consent Order
AEE .....  Atlantic Energy Enterprises, Inc.
AEI .....  Atlantic Energy, Inc. or the Company
AET .....  Atlantic Energy Technology, Inc.
AGI .....  Atlantic Generation Inc.
ASP .....  Atlantic Southern Properties
ATS .....  Atlantic Thermal Systems, Inc.
BPU .....  New Jersey Board of Public Utilities
BWR .....  Boiling water reactor
CAAA ....  Clear Air Act Amendments
CAFRA ...  New Jersey Coastal Area Facility Review Act
CCI .....  CoastalComm Inc.
CERCLA ..  Federal Comprehensive Environmental Response,
              Compensation and Liability Act of 1980
CON .....  Certificate of Need
CORP ....  New Jersey Commission on Radiation Protection
CQIPS ...  8.25% Cumulative Quarterly Income Preferred
           Securities
DOE .....  U. S. Department of Energy
DRBC ....  Delaware River Basin Commission
EFNAA ...  Electric Facilities Need Assessment Act
EMF .....  Electric and magnetic fields
EPA .....  Environmental Protection Agency
EPAct ...  Energy Policy Act of 1992
FERC ....  Federal Energy Regulatory Commission
GE ......  General Electric Company
Hope
 Creek ..  Hope Creek Nuclear Generating Plant
HSW .....  Harrisburg Steam Works, Ltd.
IGM .....  Interstate Gas Marketing
IPP .....  Independent power producer
ISO .....  Independent System Operator
KW ......  Kilowatt-hours
LEC .....  Levelized Energy Clause
LLRW ....  Low-level radioactive waste
LLRWPA ..  Low Level Radioactive Policy Act
MTC .....  Market Transition Charge
MTN .....  Medium Term Notes
MW ......  Megawatt
NJEDA ...  New Jersey Economic Development Authority
NJDEP ... New Jersey Department of Environmental Protection NJPDES .. New Jersey Pollution Discharge Elimination System NPDES ... National Pollution Discharge Elimination System

NOx .....  Nitrogen Oxide
NPDES ...  National pollution discharge elimination system
NRC .....  Nuclear Regulatory Commission
NUG .....  Nonutility generators
NWPA ....  Nuclear Waste Policy Act
OTRA.....  Off-Tariff rate agreements
PCCA ....  Paxton Creek Cogeneration Associates
Peach
Bottom ..  Peach Bottom Atomic Power Station
PE ......  PECO Energy Company
PJM .....  Pennsylvania-Jersey-Maryland Interconnection Assoc.
Plan ....  New Jersey Energy Master Plan, Draft Phase II
PP&L ....  Pennsylvania Power & Light Company
PS ......  Public Service Electric and Gas Company
PUHCA ...  Public Utility Holding Company Act of 1935
PURPA ...  Public Utility Regulatory Policy Act
PWR .....  Pressurized water reactor
RCRA ....  Federal Resource Conservation and Recovery Act of
           1976
Salem ...  Salem Nuclear Generating Station
SALP ....  Systematic Assessment of Licensee Performance
SARA ....  Superfund Amendments and Reauthorization Act of 1986
SEC .....  Securities and Exchange Commission
SERT ....  Significant event response team
SIP .....  State implementation plans
Spill
  Act ...  New Jersey Spill Compensation and Control Act

PART I
ITEM 1   BUSINESS

General

     Atlantic Energy, Inc. (AEI or the Company), the principal office of which is located at 6801 Black Horse Pike, Egg Harbor Township, New Jersey, 08232-4130, telephone 609-645-4500 was organized under the laws of New Jersey in August 1986. The Company is a public utility holding company as defined in the Public Utility Holding Company Act of 1935 (PUHCA), and has claimed an exemption from substantially all of the provisions of the 1935 Act. For a complete description of the Company and its subsidiaries, see Note 1 of the Notes to Consolidated Financial Statements herein.

    Principal cash inflows of the Company include the receipt of dividends from Atlantic City Electric Company (ACE) and loans outstanding from a revolving credit and term loan facility established by AEI in September 1995. As of December 31, 1996, AEI has $37.6 million outstanding under such facility. Principal cash outflows of the Company in 1996 were primarily for the payment of dividends to common shareholders.

     ACE, which has a wholly-owned subsidiary, Deepwater Operating Company, is the principal subsidiary of the Company and is engaged in the generation, transmission, distribution, and sale of electric energy in the southern part of New Jersey.
ACE's principal office is located at 6801 Black Horse Pike, Egg Harbor Township, New Jersey, 08232-4130, telephone 609-645-4100, and was organized under the laws of New Jersey on April 28, 1924, by merger and consolidation of several utility companies. ACE is subject to regulation by the New Jersey Board of Public Utilities
(BPU) and the Federal Energy Regulatory Commission (FERC). At December 31, 1996, ACE had over 475,000 customers and employed 1,466 persons, of which 633 were affiliated with a national labor organization. With the exception of a municipal electric system providing electric service within the municipal boundaries of the City of Vineland, New Jersey, ACE supplies electric service to the southern one-third of the State of New Jersey. ACE is a utility whose peak load normally occurs during the summer months. Approximately 29% of 1996 revenues were recorded during the quarter ended September 30, 1996.

Pending Merger

     On August 12, 1996, the Boards of Directors of AEI and Delmarva Power & Light Company (Delmarva) jointly announced an agreement to merge the companies into a new company named Conectiv, Inc. Following the merger, AEI will be merged into Conectiv, which will become the parent of Delmarva and AEI as well as AEI's subsidiaries. The purpose of the proposed merger is to create a regional company from two companies that share a common vision of the strategic path necessary to succeed in the increasingly competitive utility and energy services marketplace.

     Following the approval of the merger by the shareholders of both companies on January 30, 1996, ACE and Delmarva filed applications with the New Jersey Board of Public Utilities (BPU), the Delaware Public Service Commission and the Virginia State Corporation Commission. The applications seek the approval of each state's commission, as soon as possible, or before December 31, 1997, to merge the two companies. The proposed merger is also subject to review by the Pennsylvania Public Utility Commission and the Maryland Public Service Commission with the request for approval expected to be filed before the end of the first quarter 1997.

     In addition to state regulatory approvals, the proposed merger requires the approval of the FERC, the Nuclear Regulatory Commission (NRC), the Securities and Exchange Commission (SEC), the U.S. Department of Justice and the Federal Trade Commission. Application was made to the FERC on November 27, 1996 and subsequently amended on March 7, 1997 to reflect the additional information required under FERC's Merger Policy Statement issued in December 1996.

     The target date for receiving all necessary approvals, fulfilling all other conditions of the Merger Agreement, and closing the merger is December 31, 1997. For further information regarding the pending merger, refer to Note 1 of AEI's Notes to Consolidated Financial Statements.

Competition

     Competition exists and is expected to increase for certain electric energy markets historically served exclusively by regulated utilities. In recent years, changing laws and governmental regulations permitting competition from other utilities as well as nonregulated energy suppliers have prompted some customers to use self-generation or alternative sources to meet their electric needs. The transition from strictly regulated to competitive resale and retail markets is changing the structure of the utility industry and the way in which it conducts business.

     The Public Utility Regulatory Policy Act (PURPA) created a new class of generating facilities, operated by independent power producers (IPPs), and required electric utilities to purchase the excess power from each IPP. As a direct result of PURPA, ACE has long-term contracts with four such IPPs for the purchase of 579 megawatts (MWs) of capacity and energy and experienced a decline in its sales to industrial customers, three of which contracted with IPPs for their power supply. ACE has subsequently regained two such customers.

     The Energy Policy Act of 1992 (EPAct) represented another significant step toward deregulation of the electric utility industry. The EPAct facilitated development of the wholesale power market and increased competition between utility and non-utility generators (NUGs). The EPAct created a class of NUGs called exempt wholesale generators that would be exempt from certain PUHCA regulations. The EPAct also gave the FERC the authority to order open access to the transmission facilities of electric utilities and the wheeling of wholesale electric power.

     In April 1996, the FERC issued Order No. 888 "Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Service by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities". The Order was designed to remove impediments to competition in the wholesale bulk power marketplace, to bring more efficient, lower cost power to electricity consumers, and provide an equitable means to transition the industry to the new environment. Under this Order, utilities that own, control or operate interstate transmission facilities are required to offer transmission services for wholesale energy transactions to others on a nondiscriminatory basis. Tariffs were established by the utilities for these services, under which a utility must also apply these tariffs to its own wholesale energy transactions.
The Order also permits utilities to seek recovery of legitimate, prudent and verifiable unrecovered costs that become stranded as a result of providing open access transmission services pursuant to the Order. A utility may have been obligated to incur a cost on behalf of a customer(s) in the reasonable expectation of providing service and recovery of that cost. When the customer(s) no longer uses the utility for the service related to the cost, or there is a change in a regulator's recovery policy due to market forces concerning the cost, the cost may become stranded if the utility is precluded from recovery.

     As the electric utility industry transitions from a regulated to a competitive industry, utilities may not be able to recover certain costs which are known as "stranded" costs. Potential types of stranded costs could be (i) above-market costs associated with generation facilities or long term power purchase agreements and (ii) regulatory assets, which are expenses deferred and expected to be recovered from customers in the future.
     Flex-rate legislation promulgated into law in New Jersey in July 1995 allows the BPU, upon petition from any electric or gas utility, to adopt a plan of regulation other than the traditional rate base/rate of return regulation. In addition, on a case-by-case basis, the law allows utilities to petition the BPU for the right to offer customers, who meet certain conditions, off-tariff, discounted rates. The law provides for the recovery of up to 50 percent of the value of discounts in a subsequent base rate case if it can be adequately demonstrated that the discount benefits all ratepayers. A limited number of off-tariff pricing arrangements with ACE's customers have been made. Refer to "Results of Operations" in AEI's Management's Discussion and Analysis of Financial Condition and Results of Operations herein for further information regarding off-tariff rates (OTRAs).

New Jersey Energy Master Plan

     On January 16, 1997, the BPU issued Draft Phase II of the New Jersey Energy Master Plan addressing wholesale and retail competition in New Jersey (the "Plan"). The Plan contains specific proposals for restructuring the electric power industry in the State of New Jersey. Beginning in October 1998, 5% of retail electric customer load of all classes (industrial, commercial and residential) would be given the ability to directly choose their electric power supplier. All customers would be phased-in, with the percentage increasing to 20% in April 1999, 35% in October 1999, 50% in April 2000, 75% in
October 2000 and 100% in April 2001. The Plan suggests that retail competition in New Jersey be introduced approximately 12 to 18 months after the implementation of full wholesale competition as provided by FERC Order 888.

     The BPU proposes in its Plan that beginning October 1998, the costs for bundled electricity services, consisting of power generation, transmission, distribution and auxiliary customer services, such as metering and billing, be unbundled. Each electric utility, including ACE, would continue to be responsible for providing distribution service to all customers. Price and service quality for distribution service would continue to be regulated by the BPU. Other customer services would also continue to be offered by the electric utility, for a monthly fee, including metering, billing and account administration, which would also be regulated by the BPU.

     Transmission service would be provided by an Independent System Operator (ISO), which would be responsible for maintaining the reliability of the regional power grid. The ISO would be regulated by the FERC. The utility would continue to pass through the cost of transmission to customers in its regulated rates. The Plan also calls for further review of metering and billing in order to make recommendations for the long term related to introduction of competition into the customer services area. A distribution utility would be permitted to offer customer-side services, such as equipment repair and service contracts in a competitive marketplace.

     The Plan suggests that the BPU is committed to assuring that a fully competitive marketplace exists prior to the ending of its economic regulation of power supply. At a minimum, utility generating assets and functions must be functionally separated and operate at arms length from the transmission, distribution and customer service functions of the electric utility. The BPU reserves final judgment on the issue of requiring divestiture of utility generating assets until detailed analyses of the potential for market power abuses by utilities have been performed. In addition, the BPU believes that it is necessary to have a fully independent and operating ISO prior to the implementation of customer choice.

     The Plan would require each electric utility to file, no later than July 15, 1997, complete restructuring plans, stranded cost filings and unbundled rate filings. Review of the filings would be completed by October 1998.

     Consumer protections proposed in the Plan include maintaining the electric utility as a universal service or "basic generation service" provider; continued funding of social programs now provided by electric utilities; registration of all third party electric power suppliers with the BPU; establishment of standards of conduct for such third party suppliers; and continued funding for energy efficiency programs.

     The Plan proposes that utilities have an opportunity for a limited number of years to recover through rates stranded costs associated with generating capacity commitments made prior to the advent of competition. However, while the BPU proposes that the quantification of eligible stranded costs and a determination of stranded cost recovery should be undertaken on a case-by-case basis, the Plan recommends that there not be a guarantee for 100% recovery of all eligible stranded costs. The Plan provides that the opportunity for full recovery of such eligible costs is contingent upon and may be constrained by the utility meeting a number of conditions, including achievement of the goal of delivering a near term rate reduction to all customers of 5% to 10%. The Plan states that independent power contracts must be eligible for stranded cost recovery and strongly encourages all stakeholders to renew efforts to explore all reasonable means to mitigate independent power contracts. The Plan invites the FERC, the Congress and the New Jersey State Legislature to review the issue in order to provide an added impetus for parties to these contracts to seriously consider mitigation.

     With regard to utility-owned generation, the Plan states that the utility-owned generation costs permitted to be recovered in rates in the last base rate case prior to the Plan would be presumed to be eligible for recovery through a Market Transition Charge (MTC). Costs for utility generating plants incurred subsequent to the last base rate case of the utility would not be presumptively eligible for recovery through the MTC. The Plan further states that the BPU would entertain requests for recovery of such costs incurred after the conclusion of a utility's last base rate case; however, there would be a substantial shift in the burden of proof to be met by the utility to demonstrate that the utility had no more cost effective resource alternatives available to it at the time the commitment was made, which may include evidence of a market test.

     The BPU's Plan further states that utilities are obligated to take all reasonably available measures to mitigate stranded costs caused by the introduction of retail competition. The Plan notes that New Jersey is studying the "securitization" of stranded costs as a means of financing these costs at interest rates lower than the utility cost of capital, thereby helping to mitigate the rate impact of stranded cost recovery.

     A specific MTC would be established for each utility and would be a separate component of a customer's electric bill. The MTC would provide a mechanism to allow utilities the opportunity to recover stranded costs for a limited number of years, ranging from four to eight. Recovery of securitization may occur over a different period of time. The proposal also suggests that a cap may be imposed on the level of the MTC as a mechanism to achieve the goal of overall rate reduction.

     The Plan suggests the need for federal action in a number of areas as an integral part of electric restructuring. Of particular concern is the transport of nitrogen oxides and other pollutants to New Jersey from power plants located in the Midwest and Southeast. The Plan states that New Jersey will develop a contingency action plan if federal action fails to mitigate adverse environmental impacts caused by electric restructuring.

     The Plan states that the preliminary findings and recommendations contained therein are being released for the purpose of making the preliminary conclusions of the BPU concerning electric restructuring known and available to the State Legislature, the public, and interested parties, and for soliciting and receiving further public comments. After the analysis of the next round of public comments, the Plan states that the BPU intends to issue final findings and recommendations on electric industry restructuring in New Jersey to the Governor and the State Legislature for their consideration in April 1997.

     ACE is currently analyzing the BPU's Plan to determine its impact if adopted as drafted and intends to file its comments during the public comment period. ACE cannot predict what action will ultimately be taken by the BPU.

     If changes in the regulatory environment ultimately require a recognition of any amounts considered to be stranded costs, ACE, as the case may be, would be required to write down asset values, and such writedowns could be material. The effect of competition on the Company's equity from reductions in profit margins or extraordinary charges against income would reduce the amount of common equity in the capital structure and could result in lowered credit ratings on existing debt securities and higher corresponding financing costs. To the extent that additional equity capital is required, issuances of common stock may be necessary. To the extent that additional equity capital is required, the effect would be to reduce reported earnings per share, the amount of which ACE cannot presently determine.

     Other proposed regulatory and accounting changes have been suggested relating to matters at the state and Federal level which could have operating and financial implications for ACE. See "Regulation" and "Environmental Controls" herein for additional information and Note 10 of the accompanying Notes to Financial Statements herein.

Nonutility Subsidiaries

Atlantic Energy Enterprises, Inc.

     In January 1995, the Company formed a subsidiary, Atlantic Energy Enterprises, Inc. (AEE), a holding company, to which ownership of the existing nonutility businesses was transferred. Information regarding the principal assets and the results of operation of each these subsidiaries can be found in
Note 6 of AEI's Consolidated Financial Statements.

     AEE's five-year business plan projects an investment of approximately $307 million primarily in Atlantic Thermal Systems, Inc. (ATS), Atlantic Generation, Inc. (AGI) and ATE Investment, Inc. (ATE). The amount of capital invested by AEE in these and other nonutility subsidiaries will be affected, to a large degree, by the rate of development of the respective businesses, by the business opportunities which may exist and by the opportunities for external financings by such subsidiaries.

Atlantic Thermal Systems, Inc.

     AEE's wholly-owned subsidiary, ATS, commenced operations in 1994 and is engaged in the development and operation of thermal heating and cooling systems. Through a special purpose limited partnership, ATS currently provides heating and cooling service to six hotel/casinos located in Atlantic City under long-term requirements contracts, and is actively engaged in negotiations to provide comparable service to other large use commercial and institutional customers located in Atlantic City, New Jersey. This subsidiary is currently completing construction of a $60 million district heating and cooling production plant and distribution piping system. When completed in mid-1997, this system will produce steam and chilled water for distribution to a number of casino/hotel and other large use customers located in the Midtown region of Atlantic City.

     In April 1995, ATS filed a petition with the BPU for an Order declaring that ATS is not a public utility subject to the BPU's jurisdiction by reason of its business activities in Atlantic City. It is ATS' position that its service to a limited number of large use energy consumers does not invoke the requisite public interest that is a prerequisite to public utility classification. The petition is still pending final resolution. ATS has obtained $12.5 million for certain qualified equipment at the Atlantic City facility from the New Jersey Economic Development Authority (NJEDA). These funds are currently held in escrow pending resolution of the public utility issue. During 1997, ATS expects to apply for additional funds from the NJEDA and will seek to have the public utility issue restriction removed as a condition for use of the NJEDA funds.

     ATS is actively pursuing potential business opportunities throughout the United States. Depending on the degree of success that ATS will have in bringing these projects to completion, ATS anticipates the potential of an additional capital investment of $221.6 million over the next five years.

Atlantic Generation, Inc.

     At December 31, 1996, AGI's activities were represented by partnership interests in three cogeneration power projects:

Project        Fuel       Capacity       Commercial     Ownership
Location       Type     Megawatt (MW)     Operation      Interest

Pedricktown,
New Jersey      gas        117               1992          50%
Vineland,
New Jersey      gas         46.5             1994          50%
Binghamton,
New York        gas         50               1992          33%

     Subsidiaries of Tristar Ventures Corporation, a subsidiary of The Columbia Gas System, Inc. have partnership interests in the Pedricktown and Vineland projects. In addition to Tristar Ventures Corporation, Stone & Webster Development Corporation has a one-third partnership interest in the Binghamton project. In December 1996, the Boards of AEE and AEI authorized the restructuring of Binghamton which became effective in January 1997. Under the restructuring, the power purchase agreement with New York State Gas & Electric was sold to a third party and the project debt was retired. As a result of the restructuring, AGI recorded a loss from the sale of the Binghamton facility of $1.6 million, net-of-tax.

     The Pedricktown facility is hosted by a chemical manufacturer, currently a retail customer of ACE, and provides 116 MW of generating capacity to ACE. The Vineland facility is hosted by a food processor and provides 46.5 MW of capacity and related energy to the City of Vineland under a 25 year contract.

     AGI anticipates additional capital investments of $46.0 million over the next five years.

ATE Investment, Inc.

     ATE provides financing to affiliates and manages a portfolio of $79.7 million in investments in leveraged leases of three commercial aircraft and two containerships. In August 1996, ATE joined with Safeguard Scientifics, Inc., an unaffiliated company, to create EnerTech Capital Partners, L.P., (EnerTech) an equity limited partnership to make, manage, own and supervise private equity investments in early-to-late stage energy-related growth companies. At December 31, 1996, EnerTech had invested $7.3 million in five such companies. ATE anticipates additional capital investment of $39.6 million over the next five years.

Enerval, LLC

     In 1995, AEE and Cenerprise, a subsidiary of Northern States Power, established Enerval, LLC (Enerval), formerly known as Atlantic CNRG Services, LLC. AEE and Cenerprise each own 50 percent of Enerval. Enerval provides energy management services, including natural gas procurement, transportation and marketing. On February 1, 1996, Enerval acquired the natural gas marketing assets of Interstate Gas Marketing (IGM). IGM, which has offices in Scranton and Pittsburgh, Pennsylvania, markets natural gas to customers in the northeastern United States. Enerval has certain gas transportation agreements, which include obligations for the transportation of specified volumes of gas, or to make payments in lieu thereof. At December 31, 1996, Enerval was committed to approximately $3.4 million in such obligations under generally short-term contracts.

     For further information regarding AEI's nonutility subsidiaries, refer to Note 6 of the accompanying Notes to Financial Statements and to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial
Condition and Results of Operation herein.

Construction and Financing

     ACE maintains a continuous construction program, principally for electric generation, transmission and distribution facilities. The construction program, including the estimates of construction expenditures, as well as the timing of construction additions, undergoes continuous review. ACE's construction expenditures will depend upon factors such as long-term load, customer growth, the effects of competition and retail wheeling, general economic conditions, the ability of ACE to raise the necessary capital, regulatory and environmental requirements, the availability of capacity and energy from utility and nonutility sources and the Company's return on such investments. Although deferrals in construction timing may result in near-term expenditure reductions, changes in capacity plans and general inflationary price trends could increase ultimate construction costs. Reference is made to "Energy Requirements and Power Supply" herein for information with respect to ACE's estimates of future load growth and capacity plans. The table below presents ACE's estimated cash construction costs for utility plant for the years 1997 through 1999:

 (Millions of Dollars)       1997      1998     1999      Total
Nuclear Generating        $ 9,615   $ 5,108   $ 5,677    $20,400
Fossil Steam
 Generating                 8,961     8,750    17,070     34,781
Transmission and
 Distribution              46,135    45,614    42,844    134,593
General Plant              32,384    26,335    16,113     74,832
Combustion Turbine          2,400    11,175     5,275     18,850
Total Cash
 Construction Costs       $99,495   $96,982   $86,979   $283,456

     For additional information regarding construction of a district heating and cooling facility in Atlantic City, New
Jersey refer to "Nonutility Subsidiaries" herein.

     ACE's debt securities are currently rates "A-/A3" by two major rating agencies. Its preferred stock is rated "BBB+/Baa1" and its commercial paper is rated "A-2/P2."

     One rating agency has recently placed ACE's ratings on Creditwatch with positive implications reflecting the proposed merger between AEI and Delmarva Power & Light Company. See Note 1 of the Notes to Consolidated Financial Statements for further information relating to the proposed merger.

     No assurances can be given that the ratings of ACE's securities will be maintained or continue at their present levels, or be withdrawn if such credit rating agency should, in its opinion, take such action. Downward revisions or changes in ratings of a company's securities could have an adverse effect on the market price of such securities and could increase a company's cost of capital.

Rates

     ACE's rates for retail electric service are subject to the approval of the BPU. For information concerning changes in base rates and the levelized energy clause (LEC) for the years 1994 through 1996 and certain other proceedings relating to rates, see "Purchased Power" herein and Note 3 of the Company's Notes to Consolidated Financial Statements.

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

     The 1996 composite capacity factor for Peach Bottom and Hope Creek was 83.9%. Salem Units 1 and 2 have been out-of-service since May 16, 1995 and June 7, 1995, respectively. Based on an agreement among ACE, the NJ Division of Ratepayer Advocate and the Staff of the BPU, the performance of the Salem units was not to be included in the calculation of the composite capacity factor for the purpose of assessing a penalty. In addition, no penalty or reward would be imposed on ACE for the years 1995 and 1996 as part of such agreement.

     On February 27, 1997, the Coalition for Competitive Energy filed an appeal in the Superior Court of New Jersey, Appellate Division. The appeal was based on the BPU's Summary Decision and Order dated December 31, 1996 approving settlements regarding the rate treatment of the Salem Nuclear Generating Station and alleges, among other things, that the BPU's use of a Summary Order was illegal under the Administrative Procedure Act. ACE is unable to predict the outcome of this appeal.

  For further information concerning this agreement and Board
Order and the Salem Station, refer to "Nuclear Generating Station
Developments" herein and to Note 3 of the Company's Consolidated
Financial Statements.




     On February 28, 1997, ACE filed a petition with the BPU requesting an increase in LEC revenues of $20 million for the period June 1, 1997 through May 31, 1998. Among other things, the filing includes the recovery of $29.5 million of previously deferred replacement power costs associated with Salem Units 1 and 2 and a deferral of $1.4 million in recoverable costs until ACE's next LEC period. ACE also requested that the BPU approve the proposed rates as provisional, in the event a final decision cannot be rendered by June 1, 1997. ACE cannot predict what action the BPU will take in this matter.


Energy Requirements and Power Supply

     ACE's 1996 kilowatt-hour sales increased by approximately 3.6% over 1995 sales. Residential sales grew 3.2%; commercial sales grew 3.0%; and, industrial sales grew 7.1%. The 1996 Utility System Peak demand of 1,774 MWs occurred on August 23, 1996 and was 13.1% below the previous peak demand recorded on July 10, 1995 of 2,042 MWs.

     For the five year period beginning in 1997, ACE's estimate of projected compound annual sales growth is 3.5%, and peak load growth (weather adjusted) is 2.8%. Sales growth for the five year forecast period reflects the on-going and anticipated expansion of the Atlantic City casino-hotel and entertainment industries and the associated spin-off effects of stronger labor and housing markets in the region. ACE's energy sales forecast quantifies the expected consumption in ACE's traditional franchise area and does not reflect any potential developments regarding open retail access to competitive energy markets.
ACE's forecast is adjusted for the effects of demand-side management programs, customer-initiated energy efficiency improvements and customers taking service under off-tariff rates.

     ACE has generally been able to provide for the growth of energy requirements through the capacity purchases from other utilities and nonutilities, joint ownership in larger units and construction of additional generating capacity. ACE's net summer installed capacity, at December 31, 1996, consisted of the following:
                                       Year(s)     Net
Station and             Primary        Unit(s)     Capability
   Location              Fuels        Installed    (MW)

Deepwater
 Salem Co., N.J.     Oil/Coal/Gas      1930/         54.0
                                       1954-1958    166.0
B.L. England
 Cape May Co., N.J.  Coal/Oil          1962-1964/   284.0
                                       1974         155.0
Keystone
  Indiana Co., PA.   Coal              1967-1968     42.0 (1)
Conemaugh
  Indiana Co., PA.   Coal              1970-1971     65.0 (1)
Peach Bottom
 York Co., PA.       Nuclear           1974         164.0 (1)
Salem
 Salem Co., N.J.     Nuclear           1977-1981    164.0 (1)
Hope Creek
 Salem Co., N.J.     Nuclear           1987          52.0 (1)
Combustion Turbine
   Units             Oil/Gas           1967-1991    524.0
(various locations)

Diesel Units         Oil               1961-1970      8.7

Firm Capacity Purchases and Sales-Net               707.0 (2)

   Total Generating Capability                    2,385.7
                                                  ==========

Notes
(1) ACE's share of jointly-owned stations.  See Note 5 of AEI's
Notes to Consolidated Financial Statements. (2)Primarily consists of 125 MW from thirteen coal-fired units of PP&L and 579 MW from four nonutility suppliers.

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

Power Pool and Interconnection Agreements

     ACE is a member of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM), an integrated power pool which coordinates the bulk power supply of eight electric utility companies in Pennsylvania, New Jersey, Delaware, Maryland, Virginia and the District of Columbia, and is interconnected with other major utilities in the northeastern United States. The member utilities coordinate generation/supply planning and own and control the bulk power transmission system in the region. As a member of PJM, ACE is required to plan for reserve capacity based on estimated aggregate PJM requirements allocated to member companies. ACE periodically files its capacity addition plans with PJM which are intended to meet forecast capacity and reserve obligations. ACE is also a party to the Mid-Atlantic Area Coordination Agreement, which provides for coordinated planning of generation and transmission facilities by the companies included in PJM. Further coordination of short-term power supply planning is provided by inter-area agreements with adjacent power pools. PJM currently operates on the basis of reliability of service and operating economy whereby generating units are subject to central dispatch, from order of lowest operating cost to highest cost.

     In July 1996, ACE, together with other regional
mid-Atlantic utilities, filed with the FERC, a restructuring plan designed to establish a new wholesale energy market. The plan proposed to 1) create an independent system operator, a nonprofit corporation with an independent board of directors, to manage the PJM Power Pool's energy market and transmission operation; 2) establish a spot-energy market open to any buyer or seller and provide utilities, nonutility power generators and wholesale energy brokers comparable pool-wide transmission service; 3) provide for bilateral energy arrangements, and 4) allow load-serving entities within the PJM control area to share generating capacity reserves and provide mutual assistance during emergencies. The restructuring plan was designed to meet the FERC requirements of Order 888 to functionally unbundle transmission services. PECO Energy Company (PE), also a member of the PJM, filed a competing proposal to FERC. While both proposals outlined the establishment of an ISO, there were a number of differences between the proposals. FERC failed to accept either proposal as filed, set a deadline of December 31, 1996 for resubmission of the filing and suggested that all parties achieve consensus around certain issues concerning reliability, savings to ratepayers, market access, etc. In compliance with the FERC, ACE filed an interim proposal with PE and other members of the PJM.

     On February 28, 1997, FERC issued an order approving the implementation of the restructuring proposed by the PJM companies, on an interim basis, with an exception noted in the area of congestion pricing. FERC plans to hold a technical conference on the issue of congestion pricing. Implementation of the interim guidelines is expected to occur by April 1, 1997. A final proposal is to be submitted by May 31, 1997, which will address remaining ISO issues and congestion pricing.

Power Purchases and Sales

     ACE is currently purchasing 125 MW of capacity and energy from PP&L coal-fired sources. By letter dated March 16, 1995, the Company notified PP&L that this capacity and energy sales agreement will be terminated effective March 1998. To replace the PP&L arrangement, the Company has signed a letter of intent with PECO Energy (PE) for the purchase of 125 MWs of capacity and energy for the period beginning March 16, 1998 through May 31, 2000. A second agreement with PE, subject to the approval of the BPU, arranges for the purchase of 175 MWs of capacity and energy beginning in June 1999 through May 2009. ACE also has agreements with certain other electric utilities for the purchase of short-term generating capacity, energy and transmission capacity on an as-needed basis, which are utilized to the extent they are economic and available.

Bulk Power Marketing

     As a result of the developing wholesale bulk power market, in 1996, ACE applied to, and was approved by, the FERC to trade wholesale electric power in the United States. In the course of this business, ACE enters into commitments to buy and sell power. At December 31, 1996, ACE has agreements to purchase from unaffiliated companies energy associated with 1,740 MW of capacity. At December 31, 1996, these purchases result in commitments of approximately $11.4 million through 1997. The duration of each of these contracts does not exceed three months.

Capacity Planning

     The Electric Facilities Need Assessment Act (EFNAA) requires public utilities in the State of New Jersey to obtain a Certificate of Need (CON) prior to constructing any electric power generating unit or combination of units at a single site with a combined capacity of 100 MW or more of any electric generating units added to an existing generating facility which will increase its installed capacity by 25% or by more than 100 MW, whichever is smaller. In addition, New Jersey utilities are required to comply with a stipulation of settlement approved by the BPU in July 1988 the purpose of which is to procure future capacity and energy from qualified cogeneration and small power production facilities through an annual competitive bidding process, based on a long-term capacity plan. The amount to be bid upon is subject to BPU review and will be based upon such factors as a utility's five year projected capacity needs and its current generating capacity, service life extension plans for existing units, new construction, power purchases and commitments from other utilities and nonutility sources.

     The stipulation of settlement referred to above was due to expire on September 15, 1993. Similarly, the CON was set to expire on January 30, 1994. Since no processes were in place to replace the CON, the New Jersey Department of Environmental Protection (NJDEP) readopted the legislation and extended it through January 28, 1999. ACE, pursuant to the terms of the July 1988 stipulation, filed data with the BPU in September 1996 covering the 15 year period from 1996 through 2010. The filing indicated that ACE did not require additional capacity until 2000 when the need would be met with combined cycle units and/or power purchases.

     The ongoing outage of the Salem units has reduced ACE's installed generating capacity and has required ACE to secure additional capacity, sufficient to meet PJM reserve requirements. Assuming the return of the Salem units in 1997, ACE's installed capacity and capacity purchase arrangements for 1997-1999 are expected to be sufficient to supply its share of PJM reserve requirements during that period. On an operational basis, ACE expects to be able to continue to meet the demand for electricity on its system through operation of available equipment and by power purchases. However, if periods of unusual demand should coincide with forced outages of equipment, ACE could find it necessary at times to reduce or curtail load in order to safeguard the continued operation of its system.

     The BPU's Energy Master Plan, Draft Phase II report, recommends that, concurrent with the transition to a competitive retail electric marketplace, the EFNAA be repealed. In addition, the Plan also suggests that in order to provide for an orderly transition to a competitive market, the local distribution utility should be assigned the responsibility of providing basic generation service. This basic generation service will apply to service for any customer 1) who has not notified the distribution company of an alternative supplier and 2) who is dropped by its alternative supplier for any reason, including non-payment. As the 'provider of last resort', ACE will be required to draft a basic generation service plan with greater uncertainty as to how large this customer group will be. See Note 10 of the accompanying Notes to Consolidated Financial Statements herein for additional information.

Nonutility Generation

     Additional sources of capacity for use by ACE are made available by nonutility sources, principally cogenerators. ACE currently has four, BPU-approved power purchase agreements for the purchase of capacity and energy from nonutility sources under the standard offer methodology developed and approved by the BPU in August 1987 and as previously discussed.

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

     Amendments to the agreements between ACE and the sponsors of the Logan and Pedricktown facilities have restructured ACE's payment for capacity and energy reducing the energy component of such payments. The amendment to the agreement between ACE and the sponsors of the Pedricktown facility, which includes an affiliate of ACE, also increased the available capacity of the facility from 106 MW to 116 MW and returned the project's thermal host to ACE as a retail customer effective November 1995.

Nuclear Generating Station Developments

     ACE is a joint owner of the Hope Creek and Salem Nuclear
Generating Stations, to the extent of 5% and 7.41%, respectively.

     The Hope Creek Unit and Salem Units 1 and 2 are located adjacent to each other in Salem County, New Jersey and are operated by PS.

     ACE is also a joint owner of 7.51% of Peach Bottom Units 2 and 3, which are located in York County, Pennsylvania and are operated by PE. See Note 5 of AEI's Notes to Consolidated Financial Statements for additional information relating to the Company's investment in jointly-owned generating stations.

     In 1996, nuclear generation provided 15% of ACE's total energy output. The approximate capacity factors (based on maximum dependable capacity ratings) for ACE's jointly-owned units for 1995 and 1996 were as follows:

   Unit                  1996                 1995
Salem Unit 1              0.0%                26.0%
Salem Unit 2              0.0%                20.8%
Peach Bottom Unit 2      79.8%                95.8%
Peach Bottom Unit 3      98.2%                88.2%
Hope Creek               74.6%                78.2%


See "Salem Station" below for additional information on operating performance at Salem.

     ACE has been advised that the Nuclear Regulatory Commission
(NRC) has raised concerns that the Thermo-Lag 330 fire barrier systems used to protect cables and equipment at the Peach Bottom Station may not provide the necessary level of fire protection and has requested licensees to describe short- and long-term measures being taken to address this concern. ACE has been advised that PE has informed the NRC that it has taken short-term corrective actions to address the inadequacies of the Thermo-Lag barriers installed at Peach Bottom and is participating in an industry-coordinated program to provide long-term corrective solutions. By letter dated December 21, 1992, the NRC stated that PE's interim actions were acceptable. PE has advised ACE that PE has been in contact with the NRC regarding PE's long-term measures to address Thermo-Lag fire barrier issues. In 1995, PE completed its engineering re-analysis for Peach Bottom. The re-analysis identified proposed modifications to be performed over the next several years in order to implement the long-term measures addressing the concern over Thermo-Lag use.



   ACE has been advised that in 1990 General Electric Company
(GE) reported that crack indications were discovered near the seam welds in the core shroud assembly in a GE boiling water reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. Both Peach Bottom Units 2 and 3 and Hope Creek are affected by this issue and both PE and PS are participating in the GE BWR Owners Group to evaluate this issue and develop long-term corrective action. In June 1994, an industry group was formed and subsequently established generic inspection guidelines which were approved by the NRC. PE has advised ACE that Peach Bottom 3 was last examined during its fall 1995 refueling outage and the extent of the cracking identified was determined to be within industry-established guidelines. In a letter to the NRC dated November 3, 1995, PE concluded that there is a substantial margin for each core shroud weld to allow for continued operation of Unit 3. PE has also advised ACE that Peach Bottom 2 was reinspected during its 1996 refueling outage. The examinations disclosed that while additional minor flaw indications were discovered, PE concluded, and the NRC concurred, that neither repair nor modification to the core shroud was necessary prior to restarting the reactor. At the Hope Creek Unit, PS advised ACE that during the spring 1994 refueling outage, PS inspected the shroud of Hope Creek in accordance with GE's recommendations and found no cracks. PS reports that due to the age and materials of the Hope Creek shroud and the historical maintenance of low conductivity water chemistry, Hope Creek has been placed in the lowest susceptibility category under industry-established guidelines. Hope Creek must undergo another shroud inspection during its next refueling outage in 1997, or install a preemptive repair that would maintain the structural integrity of the shroud under all normal and design basis accident conditions for the remaining life of the plant. ACE cannot predict what further action will be taken with regard to these units or what long-term corrective actions, if any, will be identified.

     In a separate matter, PS has advised that as a result of several BWRs experiencing clogging of some emergency core cooling system suction strainers, which supply water from the suppression pool for emergency cooling of the core and related structures, the NRC issued a Bulletin in May 1996 to operators of BWRs requesting that measure be taken to minimize the potential for clogging. The NRC has proposed three resolution options, with a request that actions be completed by the end of the unit's first refueling outage after January 1997. Alternative resolution options will be subject to NRC approval. PS has advised ACE that PS has responded to the NRC, indicating its intention to comply with the Bulletin, and expects to submit its planned actions and schedules for Hope Creek after the NRC approves a utility resolution guidance document. PE has advised ACE that large capacity passive strainers will be installed at Peach Bottom Units 2 and 3 during their next refueling outages in September 1998 and September 1997, respectively. ACE, PE or PS cannot predict what actions, if any, the NRC may take in this matter.

     PS has advised ACE that in October 1996, PS, along with other nuclear plant owners, received a request for information regarding the adequacy and availability of each plant's design
bases data.   The NRC is requiring that information be submitted
under oath and affirmation to provide it added confidence and assurance that all nuclear units are operated and maintained within the design bases of the facilities and that any deviations are reconciled in a timely manner. PS advised ACE that PS responded to the NRC's request on February 11, 1997 with a detailed description of ongoing activities and new initiatives to ensure that Salem and Hope Creek are operated and maintained within their design bases. Since the information which was submitted will be used by the NRC to determine follow-up inspection activity or potential enforcement actions, neither ACE, nor PS, can predict at this time what impact the NRC's request will have.

     ACE has been advised by PS that in August 1996, the NRC conducted an investigation of the Physical Security Program for Salem and Hope Creek. Based on the results of that inspection, apparent violations were identified. On December 11, 1996, PS received a $100,000 civil penalty for two severity level III violations. Three severity level IV violations were received with no civil penalty. PS has advised ACE that PS will not dispute these violations.

     ACE has been advised that on December 11, 1996, PS received a severity level II violation and an $80,000 civil penalty from the NRC for apparent violations which occurred in 1993 and early 1994, involving alleged discrimination against two employees for their engagement in protected activities in accordance with federal regulations. PS has advised ACE that PS will not dispute this violation.

     As previously reported, PS, operator of the Salem and Hope Creek Nuclear Generating Stations and PE, operator of the Peach Bottom Atomic Power Station, announced on June 24, 1996 the commissioning of a study to investigate competitive alternatives to the current independent nuclear power plant operations of the two companies. The goal of the study is to determine viable alternatives to permit diversification of financial risks and reduction of costs for both companies in order to increase competitiveness. PE has advised that a preliminary draft of the study indicates opportunities for risk diversification, performance improvement and cost savings. PE indicates further review will take place, the timing of which is unknown.


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


Salem Station

     ACE is a 7.41% owner of Salem Nuclear Generating Station
(Salem) operated by PS. Salem consists of two 1,106 MW pressurized water nuclear reactors (PWR) representing 164 MWs of ACE's total installed capacity of 2,385.7 MW.

     The NRC's most recent SALP report for the Salem Station for the period covering June 20, 1993 through November 5, 1994 was issued on January 3, 1995. The NRC assigned ratings of "1" in the functional area of Plant Support, "2" in the area of Engineering and "3" in the areas of Operations and Maintenance. Due to the current outage at Salem, described below, the end of the current SALP period has not yet been determined.

     As previously reported, Salem 1 and 2 have been out of service since May 16, 1995 and June 7, 1995, respectively.
During these outages, ACE has been advised that PS has made significant changes and improvements related to the people, processes and equipment at Salem to improve the long-term reliability of the units.

     ACE has been advised by PS that Salem Unit 2 is in the final stage of preparation for restart. The reactor has been refueled and reassembled and the reactor coolant pumps have been tested and placed in service. Over 90% of the total work activities have been completed and approximately 80% of the plant systems have been restored. The unit is scheduled to enter Mode 4 in March 1997 which will allow additional testing to be performed in preparation for start-up.

     During the course of these outages, PS has also been required to address certain generic issues applicable to nuclear power plants, which have also affected the length of the outages. ACE was advised by PS that a Generic Letter from the NRC identified an issue that impacted the Salem Unit 2 startup schedule. This Generic Letter (96-06) requested all nuclear utilities, including PS, to review systems for potential waterhammer events (hydrodynamic stress caused by steam formation in a piping system) and the impact that these events could have on the system's safety function. PS reported that in order to address the concerns of Generic Letter 96-06, modifications were necessary to the containment fan coil units of Salem Units 1 and 2, which provide containment air cooling. As a result of these modifications and the time required for NRC acceptance of PS's proposed resolution of these issues, PS reported that the expected start-up of Salem Unit 2 will be in the second quarter of 1997.

     PS has advised ACE that Salem Unit 1 is now expected to return to service in the Fall of 1997, after replacement of the unit's four steam generators, which was required in order to correct a generic problem with certain PWRs. All four of the original generators have been removed from the containment structure and two have been shipped offsite for disposal at the Barnwell, South Carolina low-level radioactive waste burial facility. The remaining two will be shipped offsite in the near future. Installation of all four replacement steam generators is scheduled to be complete in March 1997. Salem Unit 1 will also require modifications similar to Salem Unit 2 to respond to Generic Letter 96-06, but PS advises that such modifications are not expected to further delay that unit's return to service.

     On January 29, 1997, PS advised ACE that the NRC held a public meeting and identified Salem Units 1 and 2 as Category 2 plants placed on the "NRC Watch List". In the press release, the staff of the NRC announced that the decision to place the Salem units on the Watch List was not based on any recent performance problems or decline. In addition, the staff believes that Salem's efforts to achieve needed improvements are correctly targeted and that the NRC is satisfied with the licensee's overall approach. However, the staff noted that Salem should have been placed on the Watch List previously because of Salem's past safety performance. The staff also indicated that the agency increased its attention and resources at Salem commensurate with a Watch List plant. The staff concluded that, notwithstanding the improvements at Salem, it would not have been removed from the Watch List at this time had it been previously identified because it has yet to demonstrate a period of safe performance at power. A Category 2 facility is a plant that is authorized to operate but that the NRC will monitor closely. A plant will remain in this category until the licensee either demonstrates a period of improved performance, or until a further deterioration of performance results in the plant being shutdown until the licensee can demonstrate that adequate programs have been established and implemented to ensure substantial improvement.

     Restart of the units is subject to completion of the requirements of the restart plan to the satisfaction of PS and the NRC, which encompasses a review and improvement of personnel, process and equipment issues. On January 14, 1997, U.S. Senator Joseph Biden of Delaware wrote to the NRC to request that the full Commission vote on the decision to restart Salem, rather than permit the NRC staff to authorize the restart under applicable NRC rules. By letter to Senator Biden dated February 20, 1997, the NRC advised that it would not require a full commission vote on Salem restart.

     On February 27, 1996, the Salem co-owners filed a Complaint in United States District Court for the District of New Jersey against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, under state and federal RICO statutes alleging fraud, negligent misrepresentation and breach of contract. The Westinghouse complaint seeks compensatory and punitive damages. Subsequently, Westinghouse filed a counterclaim of $2.5 million for unpaid work. The litigation is now in the process of discovery and investigation. While ACE cannot predict the outcome of this litigation, the co-owners are aggressively pursuing the claim.

     ACE has been advised that on October 5, 1995, PS declared an alert at Salem Unit 1. The event involved a problem with the overhead annunciator panel in the Unit 1 control room. PS had chartered a significant event response team (SERT) to investigate the event, determine the root causes and suggest corrective actions. Simultaneously, the NRC formed a special inspection team to investigate the event during the period October 6 through October 18. What actions the NRC might take, if any, cannot be determined at this time. At the time of the event there was no fuel in the reactor, no release of radiation and no danger to the public or on-site personnel.

     For information concerning 1) the BPU's 1996 investigation into the ongoing Salem outage, 2) capital, operations and maintenance costs associated with Salem Units 1 and 2, and 3) the effects of the Salem outage on operations, see Notes 3 and 10 of the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations, respectively.


Hope Creek Station

     ACE is a 5% owner of Hope Creek Nuclear Generating Station
(Hope Creek) which is operated by PS. ACE has been advised that Hope Creek completed its sixth refueling and maintenance outage in March 1996.

     PS advised ACE that on December 24, 1996, the NRC issued its latest periodic SALP report for Hope Creek for the period between April 23, 1995 to November 9, 1996. The NRC noted that overall performance improved during the SALP period, after a significant decline in performance that occurred early in the period. Further, the NRC noted that PS's actions to address the areas of concern, once identified, were comprehensive and generally effective. Three areas, Operations, Maintenance and Engineering, were each rated Category 2, as they had been in the previous SALP rating. Improvements were noted in these areas with most of the improvement in Operations and Maintenance occurring later in the period. The fourth area, Plant Support, was also rated Category 2, a decline from the previous SALP rating due to problems principally with security, radiation protection and emergency preparedness implementation. Weaknesses in communication contributed to performance issues across the organization.

Peach Bottom Station

     ACE is a 7.51% owner of Peach Bottom Atomic Power Station
(Peach Bottom) operated by PE. ACE has been advised that PE successfully completed a scheduled refueling and maintenance outage in November 1996.

     ACE has also been advised that on January 19, 1996, the NRC issued its SALP report for the Peach Bottom Station for the period covering May 1, 1994 through October 14, 1995. The NRC assigned ratings of "1" in the functional areas of Plant Operations, Maintenance and Plant Support. Engineering received a rating of "2". The NRC found continued improvement in performance during the period. Operator performance continued to be a strength, as well as operations management oversight. Effective engineering management actions to improve the overall self-assessment and system performance were noted, as well as good management oversight activities. Response to emerging issues, equipment problems and event related issues were noted as particularly strong. However, lapses in the quality of technical work and in modification implementation indicated inconsistent performance, and resulted in a repeat rating of "2" for the Engineering area. ACE has been advised that PE will be taking actions to address weaknesses discussed in the SALP Report.

     An NRC inspection of the implementation of the Peach Bottom Maintenance Rule Program was conducted on August 5 through 9, 1996. During that inspection, an apparent violation of NRC requirements was identified involving the failure to establish adequate performance criteria for the determination of appropriate preventive maintenance. An enforcement conference was held on November 15, 1996 to discuss the apparent violation and for PE to present its plan to respond to the associated issues. On January 3, 1997, the NRC issue the violation, exercising enforcement discretion by not assessing an associated civil penalty.

     During the subject routine NRC Resident Inspector's inspection for the period of July 7 through September 7, 1996, an apparent violation of NRC requirements was identified involving inadequate engineering analysis of control circuitry and load sequencing of the plant's emergency diesel generators. An enforcement conference was held on December 11, 1996 to discuss the issue and PE's response to it. On December 27, 1996, the NRC issued one violation with no associated civil penalty.


Fuel Supply

     ACE's sources of electrical energy (including power purchases) for the years indicated are shown below:

Source                        1996       1995          1994
Coal                           28%         33%          29%
Nuclear                        15%         19%          23%
Oil/Natural Gas                 2%          3%           7%
Interchange and
 Purchased Power               35%         21%          24%
Nonutility                     20%         24%          17%


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

     On December 31, 1996, the oil supply at Deepwater Station was sufficient to operate Deepwater Unit 1 for 24 days, and the supply at B. L. England Station was sufficient to operate Unit 3 for 42 days.

     Coal

     ACE has contracted with one supplier for the purchase of 2.6% sulfur coal for B. L. England Units 1 and 2 through April 30, 1999. On December 31, 1996, the coal inventory at the B. L. England Station was sufficient to operate Units 1 and 2 for 60 days. See "Environmental Controls-Air" herein for additional information relating to B.L. England Station.

     ACE has contracted with one supplier for the purchase of 1.0% sulfur coal for Deepwater Unit 6/8 through June 30, 2001.
On December 31, 1996, the coal inventory at Deepwater Station was sufficient to operate Unit 6/8 for 54 days.

     The Keystone and Conemaugh Stations, in which ACE has joint ownership interests of 2.47% and 3.83%, respectively, are mine-mouth generating stations located in western Pennsylvania. The owners of the Keystone Station have a contract through 2004, providing for a portion of the annual bituminous coal requirements of the Keystone Station. A combination of long and short term contracts provide for the annual bituminous coal requirements of the Conemaugh Station. To the extent that the requirements of both plants are not covered by these contracts, coal supplies are obtained from local suppliers. As of December 31, 1996, Keystone and Conemaugh had approximately a 24 day supply and a 34 day supply of coal, respectively.

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

Nuclear Fuel

     As a joint-owner of the Peach Bottom, Salem and Hope Creek generating units, ACE relies upon the respective operating company for arrangements for nuclear fuel supply and management. ACE is responsible for the costs thereof to the extent of its particular ownership interest through an arrangement with a third party. Generally, the supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrate, conversion of the uranium concentrate to uranium hexafluoride, enrichment of uranium hexafluoride gas, conversion of the enriched gas to fuel pellets and fabrication of fuel assemblies. After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. Under the Nuclear Waste Policy Act of 1982 (NWPA), the Federal government has a contractual obligation for transportation and ultimate disposal of the spent fuel. See Note 12 of the accompanying Notes to Consolidated Financial Statements for financing arrangements for nuclear fuel.

     ACE has been advised by PE, operator of the Peach Bottom units, that it has contracts for uranium concentrates to fully operate Peach Bottom Units 2 and 3 through 2002. ACE has been advised by PS, operator for the Salem and Hope Creek Stations, that it has arrangements which are expected to provide sufficient uranium concentrates to meet the currently projected requirements of the Salem and Hope Creek units fully through the year 2001 and, thereafter, 50% of the requirements through 2003. ACE has been advised that neither PE, nor PS, anticipate any difficulties in obtaining its requirements for uranium concentrates. PE advises that its contracts for uranium concentrates will be allocated to the Peach Bottom units, and other PE nuclear facilities in which ACE has no ownership interest, on an as-needed basis.

     PE and PS report contracts for the following segments of the nuclear fuel supply cycle with respect each of the joint-owned units through the following years:

Nuclear Unit         Conversion     Enrichment       Fabrication

Peach Bottom Unit 2       (1)           (2)             1999
Peach Bottom Unit 3       (1)           (2)             2000
Salem Unit 1             2001           (3)             2004
Salem Unit 2             2001           (3)             2005
Hope Creek               2001           (3)             2000

(1) 100% of conversion services for Peach Bottom through 2001 and at least 60% of the conversion services requirements are covered through 2002. PE does not anticipate any difficulty in obtaining necessary conversion services for Peach Bottom.

(2) Contractual commitments for enrichment services for Peach Bottom with the Unites State Enrichment Corporation represent 100% of the enrichment services through 2004. PE does not anticipate any difficulty in obtaining necessary enrichment services for Peach Bottom.

(3) Contractual commitments for 100% of enrichments requirements through 1998, approximately 50% through 2002; and approximately
30% through 2004. PS does not anticipate difficulties in obtaining necessary enrichment service for the Salem and Hope
Creek units.

     There are no commercial facilities for the reprocessing of nuclear fuel currently in operation in the United States, nor has the NRC licensed any such facilities. PE currently stores all spent nuclear fuel from its nuclear generating facilities in on-site, spent-fuel storage pools. Spent-fuel racks at Peach Bottom have storage capacity until 2000 for Unit 2 and 2001 for Unit 3. Options for expansion of storage capacity at Peach bottom, including rod consolidation, has been investigated. ACE has been advised by PS that as a result of reracking the two spent-fuel pools at Salem, the spent-fuel storage capability of Salem Units 1 and 2 is estimated to be 2008 and 2012, respectively. The Hope Creek pool is also fully racked and it is conservatively expected to provide storage capacity until 2006.

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

     Under NWPA, the DOE was to begin accepting spent fuel for permanent offsite storage no later than 1998, but it is possible that such storage may be delayed indefinitely. ACE has been advised that the DOE has stated that it would not be able to open a permanent, high-level nuclear waste storage facility until 2015, at the earliest. In July 1996, the Circuit Court for the District of Columbia decided that the DOE has a legal obligation to begin to accept spent fuel in January 1998. The DOE chose not to appeal this ruling. The U.S. Senate passed an amendment to the NWPA that would have required the DOE to construct an interim storage facility which would accept spent nuclear fuel from utilities beginning in 1998 or soon thereafter. The U.S. House of Representatives did not vote on the legislation. The bill has been reintroduced for consideration in 1997. Although progress is being made at the Yucca Mountain site and several communities have expressed interest in providing a temporary storage site, it is unknown when the temporary federal storage facilities or permanent repository will become available. The DOE is exploring options to address delays in the currently projected waste acceptance schedules. The options under consideration include offsetting a portion of the financial burden associated with the costs of continued on-site storage of spent fuel after 1998.

Nuclear Decommissioning

      The Energy Policy Act states, among other things, that utilities with nuclear reactors must pay for the decommissioning and decontamination of the DOE nuclear fuel enrichment facilities. The total costs are estimated to be $150 million per year for 15 years, of which ACE's share is estimated to be $8.5 million. The Act provides that these costs are to be recoverable in the same manner as other fuel costs. ACE has recorded a liability of $5.3 million and a related regulatory asset of $5.7 million for such costs at December 31, 1996. ACE made its first payment related to this liability to the respective operating companies in September 1993 and continues to make payments as required. In ACE's 1993 LEC filing, the BPU approved a stipulation of settlement which included, among other things, the full LEC recovery of this and future assessments.

     In January 1993, the BPU adopted N.J.A.C. 14:5A which was designed to provide a mechanism for periodic review of the estimated costs of decommissioning nuclear generating stations owned by New Jersey electric utilities. The purpose of this regulation is to insure that adequate funds are available to assure completion of decommissioning activities at the cessation of commercial operation. The regulation established decommissioning trust fund reporting requirements for electric utilities in order to provide the BPU with timely information for its oversight of these funds. N.J.A.C. 14:5A-2.1 requires that all New Jersey electric utilities file with the BPU a nuclear decommissioning cost update by January 1, 1996 and every four years thereafter.

     On January 3, 1996, PS and ACE jointly filed with the BPU its 1995 Nuclear Decommissioning Cost updates. ACE and PS jointly filed NRC cost estimates for each of their five jointly-owned nuclear units. These cost estimates are based on the NRC's existing generic formula. ACE and PS do not believe that these NRC generic estimates provide an accurate estimate of the cost of decommissioning the nuclear units. Inclusion of these NRC generic estimates should not be interpreted as a validation by ACE and PS of the appropriateness of these estimates for estimating the cost of decommissioning the nuclear units. ACE and PS believe these costs are best estimated with periodic site-specific studies. PS, on behalf of the co-owners of the Salem, Hope Creek and Peach Bottom stations, has engaged an independent engineer to develop this estimate. Site specific studies have been performed and have been filed with the BPU for review. Adjustments to funding amount may be required.

     ACE is collecting through rates amounts to fund its share of estimated future costs relating to the decommissioning of the five nuclear units in which it has joint-ownership interests. Funding to cover the future costs of decommissioning each of the five nuclear units, as currently authorized by the BPU and
provided for in rates, is $6.4 million annually.   See Note 10 -
Nuclear Plant Decommissioning and Other of the accompanying Notes to Consolidated Financial Statements for information relating to decommissioning of the five nuclear units in which ACE has an ownership interest.

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

     The construction of generating stations and the availability of generating units for commercial operation are subject to the receipt of necessary authorizations and permits from regulatory agencies and governmental bodies. Standards as to environmental suitability and operating safety are subject to change. Litigation or legislation designed to delay or prevent construction of generating facilities and to limit the use of existing facilities may adversely affect the planned installation and operation of such facilities. No assurance can be given that necessary authorizations and permits will be received or continued in effect, or that standards as to environmental suitability or operating safety will not be changed in a manner to adversely affect the Company, ACE or its operations.

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

     As a by-product of nuclear operations, nuclear generating units produce substantial amounts of low-level radioactive waste
(LLRW). Such waste is presently accumulated on-site and permanently disposed of at a federally licensed disposal facility. ACE had been advised by both PE and PS that LLRW generated at Peach Bottom, Salem and Hope Creek is shipped to the site located in Barnwell, South Carolina for disposal. Due to the uncertainty of the continued availability of LLRW disposal sites, on-site storage facilities were constructed at Peach Bottom with a five-year storage capacity. PS advises that it also has an on-site LLRW storage facility at Salem also with a five-year storage capacity.

     PE has advised ACE that PE is pursuing alternative disposal strategies for LLRW generated at Peach Bottom including an aggressive LLRW reduction program. Pennsylvania is the host site for LLRW generators located in Pennsylvania, Delaware, Maryland an West Virginia and is pursuing a permanent disposal site through a volunteer sitting process. PS has advised ACE that New Jersey also plans to host a LLRW disposal site.

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

     For information regarding the regulation of AEI's subsidiary, ATS, refer to "Nonutility Subsidiaries" herein.

     For information regarding ACE's nuclear power replacement cost insurance and liability under the Federal Price-Anderson
Act, see Note 10 of AEI's Notes to Consolidated Financial
Statements, herein.

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

     ACE has received requests for information under CERCLA with respect to certain sites. One site, a sanitary landfill comprising approximately 40 acres, is situated in Atlantic County, New Jersey. ACE received a Directive, dated November 7, 1991, from the NJDEP, identifying ACE as one of a number of parties allegedly responsible for the placement of certain hazardous substances, namely, flyash which had been approved as landfill material. An Administrative Consent Order (ACO) has been executed and submitted to the NJDEP by ACE and at least four other identified responsible parties. Site remediation will include a soil cover of the site. ACE has joined with three other parties and will cooperate in implementing the terms of the ACO. Approximately eight additional responsible parties have also been identified by the NJDEP. ACE, together with the other signatories to the ACO, will pursue recovery against those persons who may also pursue recovery against other responsible parties not named in the NJDEP Directive. ACE's contribution to-date for the remediation and clean-up of the Atlantic County site has been approximately $300,000. It is not anticipated that future contributions, if any, will be significant.

     ACE has been served a Summons and Complaint dated June 30, 1992 in a civil action brought pursuant to Section 107(a) of CERCLA on behalf of the EPA. ACE has been named as one of several defendants in connection with the recovery of costs incurred, and to be incurred, in response to the alleged release of hazardous substances located in Gloucester County, New Jersey. Approximately 70 separate financially solvent entities have been identified as having responsibility for remediation which is now predicted to be in excess of $175 million. Sufficient discovery has been conducted to establish that ACE's contribution to the clean-up and remediation activity will be within the lower tiers of financial participation. Notwithstanding the joint and several liability imposed by law, primary responsibility will be apportioned among others, including Federal and state agencies and private parties. ACE's contribution to-date for the remediation and clean-up of the Gloucester County site has been $105,000. It is not anticipated that future contributions, if any, will be significant.

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

     Various state and Federal legislation has established a comprehensive program for the disclosure of information about hazardous substances in the workplace and the community, and provided a procedure whereby workers and residents can gain access to this information. Implementing the regulations provides for extensive recordkeeping, labeling and training to be accomplished by each employer responsible for the handling of hazardous substances. ACE has implemented the requirements of this legislation to achieve substantial compliance with appropriate schedules.

     ACE is also subject to the Wetlands Act of 1970, which requires applications to and permits from the NJDEP for conducting regulated activities (including construction and excavation) within the "coastal wetlands," as defined therein. Legislation enacted in 1987 by the State of New Jersey designates certain areas as fresh water wetlands and restricts development in those areas.

     The New Jersey Coastal Area Facility Review Act (CAFRA) requires applications to and permits from the NJDEP for construction of certain types of facilities within the "coastal area" as defined by CAFRA. Recent amendments to the CAFRA regulations expanded the area under CAFRA control as well as the types of developments subject to CAFRA. The current regulations provide exemptions for the maintenance and repair of existing electrical substations, but are not clear as to whether a CAFRA permit would be required for construction, maintenance and/or repair of transmission lines within the CAFRA area.

     Public concern continues over the health effects from exposure to electric and magnetic fields (EMF). To date, there are not conclusive scientific studies to support such concerns. The New Jersey Commission on Radiation Protection (CORP) is considering promulgation of regulations which would authorize the NJDEP to review all new power line projects of 100 kilovolts or more. While the promulgation of such regulations may affect the design and location of ACE's existing and future electric power lines and facilities and the cost thereof, current discussions with CORP indicate that such regulations would not significantly impact ACE's operations. ACE's program of Prudent Field Management implements reasonable measures, at modest cost, to limit magnetic field levels in the design and location of new facilities. Such amounts as may be necessary to comply with any new EMF rules cannot be determined at this time and are not included in ACE's 1997-1999 estimated construction expenditures.

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

     In November 1990, the CAAA was enacted to provide for further restrictions and limitations on sulfur dioxide and other emission sources as a means to reduce acid deposition. Phase I of the legislation mandated compliance with the sulfur dioxide reduction provisions of the legislation by January 1, 1995 by utility power plants emitting sulfur dioxide at a rate of above
2.5 pounds per million BTU. Plants utilizing certain control technologies to meet the Phase I sulfur dioxide reductions could be permitted, subject to EPA approval, to either postpone compliance until 1997 or receive an early reduction bonus allowance for reductions achieved between 1995 and 1997. Phase II of the legislation requires controls by January 1, 2000 on plants emitting sulfur dioxide at a rate above 1.2 pounds per million BTU.

     ACE's wholly-owned B. L. England Units 1 and 2 and its jointly-owned Conemaugh Units 1 and 2, in which ACE has a 3.83% ownership interest, were affected by Phase I, and all of ACE's other fossil-fueled steam generating units are affected by Phase
II. The Keystone Station, in which ACE has a 2.47% ownership interest, is impacted by the sulfur dioxide provisions of Title IV of the CAAA during Phase II. In addition, all of ACE's fossil-fueled steam generating units will be affected by the nitrogen oxide provisions of the CAAA.

     A portion of the capital costs necessary to continue compliance with the CAAA are included in ACE's current estimate of construction expenditures shown under "Construction and Financing" above. ACE expects that costs associated with compliance would be recoverable through rates, and may be offset, in part, by utilization of certain allowances as permitted by the CAAA.

     The CAAA requires that reductions in nitrogen oxide (NOx) be made from the emissions of major contributing sources and each state must impose reasonable available control technologies on these major sources. NJDEP regulations adopted in November 1993 require that a compliance plan be filed with the NJDEP. ACE's compliance plan, filed April 22, 1994, and subsequent amendments, have been accepted by the NJDEP. Preliminary capital expenditures are estimated at $8.5 million over the next five years to achieve compliance with Phase II NOx reductions. The necessary emission reductions are based on modeling results and regulatory agency discussions and could result in additional changes to equipment and in methods of operation and fuel, the extent of which has not been fully determined.

     On April 26, 1991, the NJDEP renewed ACE's expiring Certificates to Operate Control Apparatus or Equipment for the three generating units at B.L. England Station for a period of five years, expiring April 26, 1995. The NJDEP issued the permit renewal in June 1996. The CAAA Title V operating permit, becoming effective in 1997, will supersede the current permitting requirements.

     On January 23, 1997, the EPA issued Compliance Order 113-97-001 (Order) for failure to comply with emission monitoring requirements on a combustion turbine unit at the Sherman Avenue Generating Station. The Order carries a potential penalty of $25,000 a day, retroactive to May 30, 1991. ACE has installed and continues to modify the necessary emissions monitoring equipment satisfying the EPA's request for compliance plans. ACE cannot predict the outcome of this matter.

     Water

     The Federal Water Pollution Control Act, as amended (the Clean Water Act) provides for the imposition of effluent limitations to regulate the discharge of pollutants, including heat, into the waters of the United States. The Clean Water Act also requires that cooling water intake structures be designed to minimize adverse environmental impact. Under the Clean Water Act, compliance with applicable effluent limitations is to be achieved by a National Pollution Discharge Elimination System (NPDES) permit program to be administered by the EPA or by the state involved if such state establishes a permit program and water quality standards satisfactory to the EPA. Having previously adopted the New Jersey Pollution Discharge Elimination System (NJPDES), NJDEP assumed authority to operate the NJPDES permit program. During 1981, ACE received NJPDES permits for discharges to surface waters for all facilities with existing EPA-issued NPDES permits. During 1986, ACE received draft renewal permits for both B.L.England Station and Deepwater Station for discharges to surface waters as well as groundwater. Most of the contested conditions were resolved with the NJDEP with the issuance of the NJPDES permit renewal effective January 1, 1995. There are no other outstanding issues relative to this permit for B.L.England station.

     Effective December 2, 1974, the NJDEP adopted new surface water quality standards which, in part, provide guidelines for heat dissipation from any source and which become standards for subsequent Federal permits. These NJDEP guidelines were included in the final EPA permits issued for the B. L. England, Deepwater, Salem, and Hope Creek stations. On receipt of the permits for B.
L. England and Deepwater stations, ACE filed with the EPA a request for alternative thermal limitations (variance) in accordance with the provisions of Section 316(a) of the Act. The NJDEP and EPA have subsequently determined that B. L. England Units 1 and 2 are in compliance with applicable thermal water quality standards. The request for a Section 316(a) variance for Deepwater Station has not yet been acted upon and ACE is currently awaiting a draft of the new NJPDES permit. ACE is not able at this time to predict the outcome of the request, but it believes that it has adequately supported the request for such variance. ACE believes that all of its wholly-owned steam electric generating units are, in all substantial respects, currently operating in compliance with all applicable standards and NJPDES permit limitations, except as described herein above. All current surface water discharge permits for B.L. England have been renewed as of January 1, 1995 and ACE has filed for renewal of the ground water discharge permits for B. L. England and surface water discharge permits for Deepwater.

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

     Environmental control technology, generally, is in the process of further development and the implementation of such may require, in many instances, balancing of the needs for additional quantities of energy in future years and the need to protect the environment. As a result, ACE cannot estimate the precise effect of existing and potential regulations and legislation upon any of its existing and proposed facilities and operations, or the additional costs of such regulations. ACE's capital expenditures related to compliance with environmental requirements in 1996 amounted to $18 million, and its most recent estimate for such compliance for the years 1997-1999 is $30 million. Such estimates do not include amounts which ACE may be required to expend to comply with Phase II requirements of the CAAA at B.L. England Unit 1 and Keystone Station or the normal costs of compliance with radiation protection. Such additional costs which ACE may incur in affecting compliance with potential regulations and legislation are not included in the estimated construction costs for the period 1997-1999 (see "Construction
and Financing").   Future regulatory and legislative developments
may require ACE to further modify, supplement or replace equipment and facilities, and may delay or impede the construction and operation of new facilities, at costs which could be substantial. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further information.

Executive Officers

     Information concerning the Executive Officers of the Company and ACE, as of December 31, 1996, is set forth below. Executive Officers are elected by the respective Boards of Directors of the Company and ACE and may be removed from office at any time by a vote of a majority of all the Directors in office.

Name (age)                    Title(s) (effective date of
                             election to current position(s)
Jerrold L. Jacobs (57)      Chairman and Chief Executive Officer
                            of the Company (7/1/96) and Chairman
                            and Chief Executive Officer of ACE
                            (4/27/96).
Michael J. Chesser (48)     President and Chief Operating Officer
                            of the Company (7/1/96) and
                            President and Chief Operating Officer
                            of ACE (4/27/95).  Director of ACE.
Michael J. Barron (47)      Vice President and Chief Financial
                            Officer of the Company and Senior
                            Vice President and Chief Financial
                            Officer of ACE (9/15/95). Director of
                            ACE.
Frank E. DiCola (49)        Vice President, Thermal Systems &
                            Enerval (10/10/96).
Robert H. Fiedler (50)      Acting Vice President-Distribution
                            of ACE (10/10/96).
James E. Franklin II (50)   Vice President, Secretary and General
                            Counsel to the Company (4//26/95)and
                            Senior Vice President, Secretary and
                            General Counsel of ACE (4/27/95).
                            Director of ACE.
Meredith I.                 Vice President-Power System of the
 Harlacher, Jr.(54)         Company(4/26/95) and Senior Vice
                            President-Power System of ACE
                            (4/3/95), Director of ACE.
Ernest L. Jolly (44)        Vice President-Energy Supply for the
                            Company and Acting Senior Vice
                            President-Energy Supply of ACE
                            (10/10/96).
Henry K. Levari, Jr. (48)   Vice President-External Affairs of
                            the Company and Senior Vice
                            President-External Affairs of ACE
                            (11/13/95), Director of ACE.
J. David McCann (45)        Vice President-Strategic Customer
                            Support of ACE (4/27/94).
Marilyn T. Powell (49)      Vice President Marketing and
                            Distribution of the Company and
                            Senior Vice President-Marketing
                            and Distribution of ACE (10/10/96).
                            Director of ACE.
Scott B. Ungerer (38)
   Vice President-Energy Technology
                            of the Company (10/10/96).
Louis M. Walters (44)       Treasurer of the Company (4/26/95)
                            and Vice President-Treasurer and
                            Assistant Secretary of ACE (1/31/95).

     Prior to election to the positions above, the following officers held other positions with the Company and ACE (unless otherwise noted) since January 1, 1992:

J.L. Jacobs         Chairman and Chief Executive Officer of ACE
                    (4/26/95); President and Chief Executive
                    Officer of the Company (4/27/94);
                    Chairman, President and Chief Executive
                    Officer of ACE (4/28/93).
M.J. Chesser        Senior Vice President of the Company
                    (4/26/95); President and Chief Operating
                    Officer of ACE (4/27/95);
                    Vice President of the Company (2/1/94);
                    Executive Vice President and Chief Operating
                    Officer of ACE (2/1/94);
                    Vice President-Marketing & Gas Operations,
                    Baltimore Gas & Electric Company
M.J. Barron         Vice President and Treasurer of Maxus Energy
                    Corporation, Dallas, Texas.
J.E. Franklin II    Secretary and General Counsel to the Company
                    and ACE (2/1/95); General Counsel to the
                    Company and ACE (10/1/94); Partner in the law
                    firm Megargee, Youngblood, Franklin &
                    Corcoran, P.A.
M.I. Harlacher, Jr. Vice President of the Company and Senior Vice
                    President-Energy Supply of ACE (4/28/93);
                    Senior Vice President-Utility Operations of
                    ACE (8/9/91).
R. H. Fiedler       General Manager Customer Operations of ACE
                    (3/13/95); Manager Ocean Region of ACE
                    (11/1/93); Manager Customer Service &
                    Information of ACE (1/4/93); General Manager
                    Administration of ACE (9/7/92)
E.L. Jolly          Vice President-Human Resources and
                    Transformation of the Company and ACE
                    (1/8/96);  Vice President-Atlantic
                    Transformation of ACE (5/23/94); Vice
                    President-External Affairs of ACE (3/1/92).
H.K. Levari, Jr.    Senior Vice President-Planning and External
                    Affairs of ACE (4/3/95);
                    Vice President- Planning & External Affairs
                    of the Company (4/26/95);
                    Vice President of the Company (4/27/94);
                    Senior Vice President-Customer Operations of
                    ACE (9/16/94); Senior Vice President-
                    Marketing & Customer Operations of ACE
                    (4/28/93).  Senior Vice President-Planning
                    and Services of ACE (8/9/91).
J. D. McCann        Vice President-Power Delivery of ACE
                    (8/9/91).

M.T. Powell         Vice President-Marketing of the Company
                    and Senior Vice President-Marketing of ACE
                    (11/9/95); Vice President-Marketing of ACE
                    (9/16/94);
                    Director of marketing process, International
                    Business Machines Corporation.
S.B. Ungerer        Vice President-Enterprise Activities of the
                    Company (4/26/95); Vice President of the
                    Company (1/17/94);
                    Manager, Business Planning Services (1/4/93);
                    Manager, Strategic Business Planning
                    (1/6/92).
L.M. Walters        Treasurer and Acting Chief Financial Officer
                    (4/26/95); Vice President-Treasurer and
                    Secretary (4/28/94); Vice President-Treasurer and Assistant Secretary (4/28/93);
                    General Manager, Treasury and Finance
                    (8/9/91).
ITEM 2   PROPERTIES

     Under New Jersey law, the State of New Jersey owns in fee simple for the benefit of the public schools all lands now or formerly flowed by the tide up to the mean high-water line, unless it has made a valid conveyance of its interests in such property. In 1981, because of uncertainties raised as to possible claims of State ownership, the New Jersey Constitution was amended to provide that lands formerly tidal-flowed, but which were not then tidal-flowed at any time for a period of 40 years, were not to be subject to State claim unless the State has specifically defined and asserted a claim within one year period ending November 2, 1982. As a result, the State published maps of the eastern (Atlantic) coast of New Jersey depicting claims to portions of many properties, including certain properties owned by the Company. The Company believes it has good title to such properties and will vigorously defend its title, or will obtain such grants from the State as may ultimately be required. The cost to acquire any such grants may be covered by title insurance policies. Assuming that all of such State claims were determined adversely to the Company, they would relate to land, which, together with the improvements thereon, would amount to less than 1% of net utility plant. No maps depicting State Claims to property owned by the Company on the western (Delaware River) side of New Jersey were published within one year period mandated by the Constitutional Amendment. Nevertheless, the Company believes it has obtained all necessary grants from the State for its improved properties along the Delaware River.

      Reference is made to the Consolidated Financial Statements for information regarding investment in such property by the Company and ACE. Substantially all of ACE's electric plant is subject to the lien of the Mortgage and Deed of Trust under which First Mortgage Bonds of ACE are issued. Reference is made to
Item 1 - Business "General" and "Energy Requirements and Power Supply" for information regarding ACE's properties. Information concerning leases is set forth in Note 10 of AEI's Notes to Consolidated Financial Statements incorporated herein by reference. Information regarding electric generating stations is set forth in Item 1, Business-"Energy Requirements and Power Supply."

ITEM 3   LEGAL PROCEEDINGS

     Reference is made to Item 1-Business and the Notes to the Consolidated Financial Statements of the Company (Notes 3 and
10) for information regarding various pending administrative and judicial proceedings involving rate and operating and environmental matters, respectively.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders was held on January 30, 1997 to approve The Agreement and Plan of merger between AEI and Delmarva. Shareholders voted to approve the merger as well as an incentive compensation plan for the new company created by the merger. See SEC Form 8-K dated January 31, 1997, which is incorporated herein by reference.

PART II
ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange. All of ACE's Common Stock is owned by the Company. At December 31, 1996, there were 48,825 holders of record of the Company's Common Stock. The following table indicates the high and low sale prices for the Company's Common Stock as reported in the Wall Street Journal-Composite Transactions, and dividends paid for the periods indicated:
                                                      Dividends
                                  High      Low       per Share
Common Stock:
 1996
     First Quarter             $20.000   $16.625       $ .385
     Second Quarter            $18.750   $16.000       $ .385
     Third Quarter             $18.500   $17.000       $ .385
     Fourth Quarter            $18.875   $17.000       $ .385

  1995
     First Quarter             $19.000   $17.750       $ .385
     Second Quarter            $19.625   $17.875       $ .385
     Third Quarter             $19.875   $18.125       $ .385
     Fourth Quarter            $20.125   $19.000       $ .385

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

ITEM 6   SELECTED FINANCIAL DATA
     Selected financial data for the Company and ACE for each of the last five years is listed below.

Atlantic Energy, Inc.
                         1996          1995        1994          1993          1992

                                   (Thousands of Dollars)
Operating
 Revenues             $ 980,255    $ 953,137    $ 913,039   $  865,675   $  816,825
Net Income            $  58,767    $  81,768    $  76,113   $   95,297   $   86,210
Earnings per Average
  Common Share          $    1.12  $    1.55    $    1.41   $     1.80   $     1.67
Total Assets
 (Year-end)           $2,670,762   $2,617,888   $2,542,385  $2,487,508   $2,219,338
Long Term Debt and
 Redeemable Preferred
 Stock (Year-end)(b)  $1,051,945   $1,032,103   $  940,788  $  952,101   $  842,236
 Capital Lease
 Obligations
 (Year-end)(b)        $   39,914   $   40,886   $   42,030  $   45,268   $   49,303
  Common Dividends
 Declared             $     1.54    $     1.54   $     1.54  $    1.535   $    1.515

Atlantic City Electric Company


                         1996          1995        1994          1993          1992

                                   (Thousands of Dollars)
Operating
  Revenues           $  982,492    $ 953,779   $  913,226   $  865,799   $  816,931
Net Income           $   75,017    $  98,752   $   93,174   $  109,026   $  107,446
Earnings for Common
 Shareholder (a)     $   65,113    $  84,125   $   76,458   $   91,621   $   89,634
Total Assets
  (Year-end)         $2,460,741    $2,459,104   $2,418,784   $2,363,584   $2,100,278
 Long Term Debt and
 Redeemable Preferred
 Stock (Year-end)(b) $  926,370    $  951,603   $  924,788   $  937,101   $  817,108
 Capital Lease
 Obligations
 (Year-end)(b)       $   39,914    $   40,877   $   42,030   $   45,268   $   49,303
 Common Dividends
 Declared (a)        $   82,162    $   81,239   $   83,482   $   81,347   $   78,336



(a) Amounts shown as total, rather than on a per-share basis, since ACE is a wholly-owned subsidiary of the Company.
(b)  Includes current portion.

ITEM 7  Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Financial Summary

Consolidated operating revenues for 1996, 1995 and 1994 were $980.3 million, $953.1 million and $913.0 million, respectively. The increase in 1996 revenues over 1995 reflects an increase in sales and an increase in annual Levelized Energy Clause (LEC) revenues in July 1995 of $37 million and an increase in July 1996 of $27.6 million. These increases were offset in part by a $13.0 million revenue credit recorded in September 1996 as a result of stipulation agreements (See Note 3 to the consolidated financial statements) and a decrease in unbilled revenues. The increase in 1995 revenue over 1994 largely reflects the increase in annual LEC revenues granted in July 1995 and an increase in unbilled revenues.

Consolidated earnings per share for 1996 were $1.12 on net income of $58.8 million compared to a $1.55 on net income of $81.8 million in 1995 and $1.41 on net income of $76.1 million in 1994. The 1996 earnings reflect charges resulting from provisions for rate refunds, write-downs of nonutility property, losses from nonutility investments and higher operations and maintenance expenses associated with the continuing outage at the Salem Station. Excluding the 1994 special charges of $.37 cents per share, 1995 earnings per share decreased from 1994 primarily due to reduced sales of energy.

The quarterly dividend paid on Common Stock was $.385 per share, or an annual rate of $1.54 per share. Information with respect to Common Stock is as follows:

                                   1996        1995       1994

Dividends Paid Per Share          $ 1.54      $ 1.54     $ 1.54
Book Value Per Share              $15.00      $15.42     $15.50
Annualized Dividend Yield            9.0%        8.0%       8.7%
Return on Average Common Equity      7.4%        9.9%       9.1%
Total Return (Dividends paid
 plus change in share price)        (3.0)%      18.0%     (11.9)%
Market to Book Value                 114%        125%       114%
Price/Earnings Ratio                  15          12         13
Year End Closing Price-NYSE       $17.13      $19.25     $17.63

Liquidity and Capital Resources

Atlantic Energy, Inc.

Atlantic Energy, Inc. (AEI, Company or parent) is the parent of Atlantic City Electric Company (ACE), Atlantic Energy Enterprises, Inc. (AEE) and Atlantic Energy International, Inc.
(AEII) which are wholly-owned subsidiaries. The Company's cash flows are dependent on the cash flows of its subsidiaries, primarily ACE.

Principal cash inflows of the Company were as follows:

                                     1996      1995      1994
(millions)
Dividends from ACE                  $82.2     $81.2     $83.5
Credit Facility                       3.1      34.5        -
Dividend Reinvestment
 and Stock Purchase Plan               -         -        6.7

AEI has a $75 million revolving credit and term loan facility. The revolver is comprised of a 364-day senior revolving credit facility in the amount of $35 million and a three-year senior revolving credit facility in the amount of $40 million. Interest rates are based on senior debt ratings and on the borrowing option selected by the Company. As of December 31, 1996 and 1995, AEI had $37.6 million and $34.5 million outstanding, respectively, from this credit facility. This facility can be used to fund further reacquisitions of Company Common Stock and for other general corporate purposes.

Principal cash outflows of the Company were as follows:

                                     1996      1995      1994
(Millions)
Dividends to Shareholders           $81.2     $81.2     $83.5
Advances and Capital
 Contributions to Subsidiaries*      (1.4)     (6.7)     25.6
Common Stock Reacquisitions            -       29.6       3.9
Loans to Subsidiaries                (7.5)      7.5        -
* Net of repayments

The Company has a program to reacquire up to three million shares of the Company's Common Stock outstanding. There is no schedule or specific share price target associated with the reacquisitions. The authorized number of shares is not to be affected. During 1995, the Company reacquired and cancelled 1,625,000 shares for a total cost of $29.6 million with prices ranging from $17.625 to $18.875 per share. At December 31, 1996 and 1995, the Company has reacquired and cancelled a total of 1,846,700 shares of its Common Stock at a cost of $33.5 million. The Company did not reacquire and cancel any shares under this program during 1996.

Miscellaneous Receivables on the Consolidated Balance Sheet at
December 31, 1996 increased compared to December 31, 1995 primarily due to receivables from amounts advanced to Enerval, LLC to fund operations in the amount of $10.0 million.

Agreements between the Company and its subsidiaries provide for allocation of tax liabilities and benefits generated by the respective subsidiaries. Credit support agreements exist between the Company and ATE and AGI.

On August 12, 1996, the Boards of Directors of AEI and Delmarva Power & Light Company (DP&L) jointly announced an agreement to merge the companies into a new company named Conectiv, Inc. (Conectiv). Conectiv, a newly formed Delaware corporation, will become the parent of Atlantic Energy's subsidiaries and the parent of DP&L and its subsidiaries.

The merger is to be a tax-free, stock-for-stock transaction accounted for as a purchase. Under the terms of the agreement, DP&L shareholders will receive one share of Conectiv's common stock for each share of DP&L common stock held. AEI shareholders will receive 0.75 shares of Conectiv's common stock and 0.125 shares of Conectiv's Class A common stock for each share of AEI common stock held. On January 30, 1997, the merger was approved by the shareholders of both companies. In order for the merger to become effective, approvals are still needed from a number of Federal and state regulatory agencies. The Company expects the regulatory approval process to be completed in late 1997 or early 1998.

The total consideration to be paid to the Company's common stockholders, measured by the average daily closing market price of the Company's common stock for the ten trading days following public announcement of the merger, is $948.6 million. The consideration paid plus estimated acquisition costs and liabilities assumed in connection with the merger are expected to exceed the net book value of the Company's net assets by approximately $204.5 million, which will be recorded as goodwill by Conectiv. The goodwill will be amortized over 40 years.

Atlantic City Electric Company

ACE is a public utility primarily engaged in the generation, transmission, distribution and sale of electric energy. ACE's service territory encompasses approximately 2,700 square miles within the southern one-third of New Jersey with the majority of customers being residential and commercial. ACE, with its wholly-owned subsidiary that operates certain generating facilities, is the principal subsidiary within the consolidated group. Cash construction expenditures for 1994-1996 amounted to $307.7 million and included expenditures for upgrades to existing transmission and distribution facilities and compliance with provisions of the Clean Air Act Amendments of 1990. ACE's current estimate of cash construction expenditures for 1997-1999 is $283.5 million. These estimated expenditures reflect necessary improvements to generation, transmission and distribu-tion facilities.

On an interim basis, ACE finances construction costs and other capital requirements in excess of internally generated funds through the issuance of unsecured short term debt, consisting of commercial paper and notes from banks. As of December 31, 1996, ACE had authority to issue $150 million of short term debt, comprised of $100 million of committed lines of credit and $50 million on a when offered basis. At December 31, 1996, ACE had $85.1 million of unused short-term borrowing capacity. Permanent financing by ACE is undertaken through the issuance of long term debt and preferred stock, and from capital contributions by AEI. ACE's nuclear fuel requirements associated with its jointly-owned units have been financed through arrangements with a third party.

ACE also utilizes cash for mandatory redemptions of preferred stock and maturities and redemption of long term debt. Optional redemptions of securities are reviewed on an ongoing basis with a view toward reducing the overall cost of capital. Redemptions of Preferred Stock for the period were as follows:

                                  Shares
                         1996      1995      1994     Redemption
Preferred Stock                                          Price
 (Series)
  $8.53                 120,000                         $101.00
   7.52%                100,000                          101.88
  $8.20                 200,000                          100.00
  $8.25                  50,000                          104.45
  $7.80                 460,500                          111.00
  $8.53                          240,000   240,000       100.00
  $8.25                            5,000     5,000       100.00

  Aggregate Amount
   (000)               $98,876*  $24,500   $24,500

*includes commissions and premiums

Long term debt redeemed, acquired and retired or matured in the period 1994-1996 were as follows:

    Date                 Series            Principal  Redemption
                                             Amount     Price %
                                              (000)
February 1996        5-1/8% due 1996       $  9,980      100.00
February 1996        5-1/4% due 1996          2,267      100.00
October 1995         9-1/4% due 2019         53,857      105.15
October 1995        10-1/2% due 2014            850      101.00
November 1994        7-5/8% due 2005          6,500      100.00
June 1994           10-1/2% due 2014         23,150      102.00
Various 1994 Dates   9-1/4% due 2019         11,910      105.38*

* Average price

Scheduled maturities and sinking fund requirements for long term debt and preferred stock aggregate $216.5 million for 1997-2001.

On or before April 1 of each year, ACE and other New Jersey utilities are required to pay excise taxes to the State of New Jersey. In March 1996, ACE paid $91.7 million funded through the issuance of short term debt with repayment of such debt occurring during the second and third quarters.

During 1996 and 1995, ACE made $7.2 million and $19.1 million, respectively, in payments related to its workforce reduction program. Payments in settlement of this obligation are substantially complete.

Short term debt at December 31, 1996 increased $34.4 million compared to December 31, 1996 due to funding of $12.3 million for maturing long term debt and debentures and other general corporate funding.

A summary of the issue and sale of ACE's long term debt and preferred securities for 1994-1996 is as follows:

(millions)                     1996       1995       1994
Medium Term Notes                -        $105         -
Pollution Control Bonds          -          -         $55
Cumulative Quarterly Income
 Preferred Securities           $70         -          -

The proceeds from these financings were used to refund higher cost debt, preferred stock, and for construction purposes.
During 1997-1999, ACE may issue up to $175 million in long term debt to be used for construction, refundings and repayment of short term debt. The provisions of ACE's charter, mortgage and debenture agreements can limit, in certain cases, the amount and
type of additional financing which may be used.   At December 31,



1996, ACE estimates additional funding capacities of $346 million of First Mortgage Bonds, or $333 million of preferred stock, or $196 million of unsecured debt. These amounts are not necessarily additive.

On October 1, 1996, Atlantic Capital I, a newly formed grantor trust, issued $70 million of 8.25% Cumulative Quarterly Income Preferred Securities (CQIPS) with a stated liquidation preference of $25 each. Atlantic Capital I, established for the sole purpose of issuing the CQIPS, invested the proceeds in 8.25% Junior Subordinated Deferrable Interest Debentures (Junior Debentures) of ACE. ACE reserves the right to defer payment of interest on the debentures for up to 20 consecutive quarters. During such a deferral period, certain dividend restrictions would apply to ACE's capital stock. The CQIPS and Junior Debentures are scheduled to mature on October 1, 2026, but such maturity may be extended to a date not later than October 1, 2045, if certain conditions are met. Proceeds from the sale of the Junior Debentures were used to fund the redemption and purchase of shares of ACE's preferred stock described above. Atlantic Capital I is a grantor trust of ACE and as such, the transactions of the trust are consolidated into the financial statements of ACE. The Junior Debentures are eliminated in consolidation.

Atlantic Energy Enterprises, Inc.

AEE is a holding company which is responsible for the management of the investments in the nonutility companies consisting of:
Atlantic Generation, Inc. (AGI); Atlantic Southern Properties, Inc. (ASP); ATE Investment, Inc. (ATE); Atlantic Thermal Systems, Inc. (ATS); CoastalComm, Inc. (CCI) and Atlantic Energy Technology, Inc. (AET). Also, AEE has a 50% equity interest in Enerval, LLC, a company which provides energy management services, including natural gas supply, transportation and marketing. As of December 31, 1996, AEE had an equity investment of $3.9 million in the partnership. AEE obtains funds for its investments and operating needs through advances from AEI and notes payable from ATE. Management has developed a five-year business strategy to expand operations and improve its financial performance. AEE's business strategy reflects the potential investment of approximately $307 million over the next five years. Funds for AEE capital investments will be provided through issuance of long term debt and equity investments by AEI.

Atlantic Generation, Inc.

AGI and its wholly-owned subsidiaries are engaged in the development, acquisition, ownership and operation of cogeneration power projects. AGI's activities through its subsidiaries are primarily represented by partnership interests in cogeneration facilities located in New Jersey and New York. In December 1996 AGI recorded a loss contingency in the amount of $1.6 million, net of tax, for the sale of its cogeneration facility in New York. AGI, through a support agreement with AEI, has entered into an indemnification agreement secured by a $6.0 million letter of credit in connection with the sale of this facility. All conditions of the sale are expected to be complete by the middle of 1997. At December 31, 1996, total investments in these partnerships amounted to $21.8 million. Net cash outlays for capital investments by AGI for 1994-1996 totaled $3.2 million. AGI obtained the funds for its investments through capital contributions from AEI.

Atlantic Southern Properties, Inc.

ASP owns and manages a 280,000 square-foot commercial office and warehouse facility located in Atlantic County, New Jersey with a net book value of $8.5 million at December 31, 1996 after a write-down of the carrying value in 1996 of $0.8 million, net of tax. The write-down reflects the recognition of the diminished value due to the excess vacancy and a decline in the local commercial real estate market. This investment has been funded by capital contributions from AEI and borrowings under a loan agreement with ATE.

ATE Investment, Inc.

ATE provides financing to affiliates and manages a portfolio of investments in leveraged leases. ATE has invested $79.7 million in leveraged leases of three commercial aircraft and two containerships. In August 1996, ATE joined with an unaffiliated company to create EnerTech Capital Partners, L.P., an equity limited partnership that will invest in and support a variety of energy related technology growth companies. At December 31, 1996 ATE had invested $7.3 million in this partnership. ATE obtained funds for its business activities and loans to affiliates through capital contributions from AEI and external borrowings. These borrowings include $15 million principal amount of 7.44% Senior Notes due 1999 and a revolving credit and term loan facility of up to $25 million. At December 31, 1996, $18.5 million was outstanding under this facility. ATE's cash flows are provided from lease rental receipts and realization of tax benefits generated by the leveraged leases. ATE has notes receivable, including interest, outstanding with ASP which totaled $10.0 million at December 31, 1996. ATE has established credit arrangements with AEE, of which $14.1 million was a receivable, including interest, from AEE at December 31, 1996.

Atlantic Thermal Systems, Inc.

ATS and its wholly-owned subsidiaries are engaged in the development and operation of thermal heating and cooling systems. ATS plans to make $125 million in capital expenditures related to district heating and cooling systems to serve the business and casino district in Atlantic City, New Jersey and has invested $29.3 million as of December 31, 1996. Construction for the Midtown Energy Center is expected to be completed by mid-1997. ATS has obtained funds for its project development through a $100 million revolving credit agreement and term loan facility in August 1996. As of December 31, 1996, $42 million was outstanding under this facility. Additional funding for the project is expected from $12.5 million from the proceeds of bonds issued by the New Jersey Economic Development Authority with a remarketed rate of interest of 3.5%. These funds are currently restricted in trust and invested in U.S. Treasury Securities pending resolution of certain conditions. ATS cannot estimate, with any certainty, when or if the conditions attached to the escrow release will be satisfied. ATS has a $10 million revolving credit agreement with ATE. There were no outstanding amounts under the agreement at December 31, 1996.

ATS has agreements with three casinos in Atlantic City, New Jersey to operate their heating and cooling systems. As part of these agreements, ATS has paid $18.0 million in license fees for the right to operate and service such systems for a period of 20 years. These fees are recorded on the Consolidated Balance Sheet as License Fees and are being amortized to expense over the life of the contracts.

Atlantic Energy International, Inc.

In July 1996, AEI formed AEII, to provide utility consulting services and equipment sales to international markets. AEII funds its operating needs from advances from AEI.

RESULTS OF OPERATIONS

Operating results of AEI as a consolidated group are dependent upon the performance of its subsidiaries, primarily ACE. Since ACE is the principal subsidiary within the consolidated group, the operating results presented in the Consolidated Statement of Income are those of ACE, after elimination of transactions among members of the consolidated group. Results of the nonutility companies are reported in Other Income.


Revenues

Operating Revenues - Electric increased 2.9% and 4.4% in 1996 and 1995, respectively. Components of the overall changes are shown as follows:
                                         1996         1995
 (millions)
Base Revenues                          $ (8.9)       $(1.9)
Refund Credits                          (13.0)          -
Levelized Energy Clause                  29.3         49.2
Kilowatt-hour Sales                      32.2        (10.0)
Unbilled Revenues                       (17.6)        16.6
Sales for Resale                          6.0        (11.9)
Other                                    (0.9)        (1.9)
Total                                  $ 27.1        $40.1

The decrease in Base Revenues for the current year reflect a reduced average realization per kilowatt-hour sold resulting from less favorable summer weather conditions relative to last year and the effects of ACE's BPU approved Off-Tariff Rate Agreements (OTRAs). OTRAs are special reduced rates offered by ACE to at-risk customers which aggregated $3.5 million, or $2.2 million, net of tax. At-risk customers are customers who may choose to leave ACE's energy system because they have alternative energy sources available. The Refund Credits are the result of the October 22, 1996 stipulations for the $13.0 million settlement concerning the outages of the Salem Units and the alleged overrecovery of capacity costs from nonutility generation facilities. See Note 3 of the consolidated financial statements for further details regarding the stipulations.

LEC revenues increased in 1996 due to a rate increase of $27.6 million in July 1996 and a $37 million increase in July 1995. Changes in kilowatt-hour sales are discussed under "Billed Sales to Ultimate Utility Customers." Overall, the combined effects of changes in rates charged to customers and kilowatt-hour sales resulted in increases of 9.4% and 5.9% in revenues per kilowatt-hour in 1996 and 1995, respectively. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which are affected by weather and economic conditions, and the corresponding price per kilowatt-hour.

The changes in Sales for Resale are a function of ACE's energy mix strategy, which in turn is dependent upon ACE's needs for energy, the energy needs of other utilities participating in the regional power pool of which ACE is a member, and the sources and prices of energy available. The increase in the 1996 Sales for Resale reflects an increase in bulk power market sales outside of the regional power pool. The decline in the 1995 Sales for Resale reflects a decrease in the demand of the power pool, the decline in market prices and a reduction in excess energy sources when compared to the previous year.


Billed Sales to Ultimate Utility Customers

Changes in kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the previous year, are shown as follows:
                         1996                      1995

                         Avg    Avg#               Avg    Avg #
Customer Class   Sales   Use   of Cust     Sales   Use   of Cust
Residential       3.2%   2.4%    0.8%      (2.0)% (3.1)%   1.2%
Commercial        3.0    2.0     1.0        1.4   (0.1)    1.5
Industrial        7.1    5.5     1.5       (7.4)  (9.0)    1.7
Total             3.6    2.8     0.8       (1.4)  (2.6)    1.2

In 1996, the growth rate of actual billed sales increased significantly from 1995 due to an increase in the number of billing days and more favorable weather conditions. Unfavorable weather conditions in 1995 reduced sales significantly, compared to the weather conditions in 1996. Sales growth was offset by cooler than normal summer weather conditions in 1996. Casino expansions and construction around Atlantic City, New Jersey were significant contributors to commercial sales growth in 1996. The increases in 1996 Industrial sales were primarily due to the impact of two customers that had previously been supplied by an independent power producer.

Costs and Expenses

Total Operating Expenses increased 5.4% and 3.6% in 1996 and
1995, respectively. Included in these expenses are the costs of energy, purchased capacity, operations, maintenance, depreciation and taxes.

Energy expense reflects costs incurred for energy needed to meet load requirements, various energy supply sources used and operation of the LEC. Changes in costs reflect the varying availability of low-cost generation from ACE-owned and purchased energy sources, and the corresponding unit prices of the energy sources used, as well as changes in the needs of other utilities participating in the Pennsylvania-New Jersey-Maryland Interconnection Power Pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Generally, earnings are not affected by energy costs because these costs are adjusted to match the associated LEC revenues. However, ACE has voluntarily foregone recovery of certain amounts of otherwise recoverable fuel costs through its Southern New Jersey Economic Initiative (SNJEI), thereby reducing earnings through May 1996, as indicated below. Such reduced recoveries are discretionary by ACE, and are influenced by competitive and economic factors. ACE elected not to continue the SNJEI beyond May 1996. Otherwise, in any period, the actual amount of LEC revenue recovered from customers may be greater or less than the actual amount of energy cost incurred in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the Consolidated Balance Sheet as a liability or an asset as appropriate. Amounts from the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. ACE was underrecovered by $33.5 million and by $31.4 million at December 31, 1996 and 1995, respectively.

As a result of implementing the SNJEI, ACE has foregone the recovery of energy costs in LEC rates in the amount of $10.0 million and $28.0 million for the 1995 and 1994 LEC periods, respectively. After tax net income has been reduced by $2.7 million and $12.2 million due to the effects of the initiative for 1996 and 1995, respectively.

Energy expense increased 16.3% in 1996 primarily due to the changes in the LEC effective July 17, 1996, permitting ACE to begin recovering over $35.3 million in previously deferred energy costs. Energy expense decreased 9.1% in 1995 primarily due to the increase in underrecovered fuel costs, offset in part by the effects of the SNJEI referred to above. Production related energy costs for 1996 increased 5.3% due to increased sales and decreased 1.9% for 1995 due to reduced generation.

Purchased Capacity expense reflects entitlement to generating capacity owned by others. Purchased Capacity expense increased 2.7% and 45.6% in 1996 and 1995, respectively. The increases reflect additional contract capacity supplied by nonutility power producers in each year.

Operations expense increased in 1996 by 3.1% and decreased in 1995 by 2.8%. The 1996 increase reflects additional costs associated with Salem Station restart activities offset in part by a credit of the estimated 1995 Nuclear Performance Penalty. The 1995 decrease reflected the benefits of ACE's employee separation programs, offset in part by the aforementioned costs associated with Salem Station.

Maintenance expense increased 29.2% in 1996 as a result of additional costs associated with Salem Station restart activities and increased maintenance initiatives. The 1995 decrease of 8.5% was due to cost saving measures employed by ACE.

State Excise Taxes expense increased 5.9% in 1995 due to an increase in the tax base used to calculate the tax in comparison to the 1994 tax base.

Federal Income Taxes decreased 29.7% in 1996 and increased 37.9% in 1995 as a result of the level of taxable income during those periods.

Other-Net within Other Income (Expense) decreased in 1996 due to the net after-tax impacts of the write-down of the carrying value of ASP's commercial property of $0.8 million, the contingency loss for the sale of Binghamton Cogeneration facility of $1.6 million, reduced nonutility earnings and increased income taxes related to other income. Also included is a loss of $1.1 million after-tax from AEE's investment in Enerval, LLC due to a combination of unhedged gas sales agreements and higher spot market prices for gas.

Interest on Long Term Debt increased 5.2% in 1995 due to increased amounts of debt outstanding during the year. Other
Interest expense increased 88.9% in 1996 and 128.9% in 1995 due primarily to increased short-term debt borrowings.

Preferred Securities Dividend Requirements decreased 22.5% and
12.5% in 1996 and 1995, respectively, as a result of mandatory and optional redemptions.

Salem Nuclear Generating Station

ACE is an owner of 7.41% of Salem Units 1 and 2, which are operated by Public Service Electric & Gas Co. (PS). Salem Units
1 and 2 have been out of service since May 16, 1995 and June 7, 1995, respectively. The Salem units represent 164 megawatts (MWs) of ACE's total installed capacity of 2,385.7 MWs.

During these outages, PS has made significant changes and improvements related to the people, processes and equipment at Salem to improve the long-term reliability of the units. Salem Unit 2 is in the final stages of preparation for restart. The reactor has been refueled and reassembled and the reactor coolant pumps have been tested and placed in service. Over 90% of the total work activities have been completed and approximately 80% of the plant systems have been restored. Salem Unit 2 is currently expected to return to service in the second quarter of 1997.

Salem Unit 1 is currently expected to return to service in the fall of 1997, after replacement of the unit's four steam generators, which was required in order to correct a generic problem with certain pressurized water reactors. Removal of the old steam generators has been completed and installation of the new steam generators is underway. The estimated cost of purchasing and installing the steam generators is between $150 million and $170 million, of which ACE's share is between $11.1 million and $12.6 million. In addition, the cost of the disposal of the old steam generators could be as much as $20 million, of which ACE's share would be $1.5 million.

Effective December 31, 1996, ACE entered into a Stipulation Agreement (Agreement) with PS for the purpose of limiting ACE's exposure to Salem's 1997 operation and maintenance (O&M) expenses. Pursuant to the terms of the Agreement, ACE will pay to PS $10.0 million of O&M expense as a fixed charge payable in twelve equal installments beginning February 1, 1997. ACE's obligation for any additional contribution to 1997 Salem O&M expenses, of which ACE's estimated share would be $21.8 million, is based on performance and directly related to the timely return and operation of Salem Units 1 and 2. To the extent ACE derives a savings against 1997 O&M expenditures, those savings will offset replacement power costs incurred due to the unavailability of the Salem Units. As a result of this Agreement, ACE has agreed to dismiss the complaint filed in the Superior Court of New Jersey in March 1996 alleging negligence and breach of contract.

On February 27, 1996, the Salem co-owners filed a Complaint in United States District Court for the District of New Jersey against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, under Federal and state statutes alleging fraud, negligent misrepresentation and breach of contract. The Westinghouse complaint seeks compensatory and punitive damages. On April 30, 1996, Westinghouse filed an answer and a counterclaim of $2.5 million for unpaid work. The litigation is in the process of discovery and investigation.

ACE is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. In accordance with the standard, ACE anticipated that it would incur a nuclear performance penalty for 1995 and had recorded a provision for such. According to the Salem outage stipulation agreement as previously discussed in Note 3, the performances of Salem Units 1 and 2 are not included in the calculation of a nuclear performance penalty for the period each unit was taken out of service up to each unit's respective return-to-service date. The parties to the stipulation agreed that for the years 1995 and 1996, there will be no penalty or reward under the nuclear performance standard. ACE had recorded a 1995 performance penalty of $0.8 million, net of tax. This amount has been incorporated into the net amount recorded for the Salem stipulation as discussed in Note 3 to the Consolidated Financial Statements.

The outage of each Salem unit causes ACE to incur replacement power costs of approximately $0.7 million per unit per month. ACE's replacement power costs for the current outage for each unit, up to the agreed upon return-to-service dates, will be recoverable in rates in ACE's next LEC proceeding. As discussed above, replacement power costs incurred after the respective agreed upon return-to-service dates for the Salem Units will not be recoverable in rates.


Competition

Competition is expected to increase for electric energy markets historically served exclusively by regulated utilities. In recent years, changing laws and governmental regulations permitting competition from other utilities and nonregulated energy suppliers have prompted some customers to use self-generation or alternative sources to meet their electric needs. As the electric utility industry transitions from a regulated to a competitive industry, utilities may not be able to recover certain costs. These costs, which are known as "stranded" costs, could result from the shift from cost of service based pricing to market-based pricing and from customers choosing different energy suppliers than ACE. Potential types of stranded costs include 1) above-market costs associated with generation facilities or long term power purchase agreements and 2) regulatory assets, which are expenses deferred and expected to be recovered from customers in the future.

In April 1996, the Federal Energy Regulatory Commission issued Order No. 888 "Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Service by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities". The Order is designed to remove impediments to competition in the wholesale bulk power marketplace, to bring more efficient, lower cost power to electricity consumers, and provide an equitable means to transition the industry to the new environment. Under this Order, utilities are required to offer transmission services for wholesale energy transactions to others on a nondiscriminatory basis. Tariffs have been established by ACE for these services, which ACE must also apply to its own wholesale energy transactions.

On January 16, 1997, the BPU issued a Draft Phase II of the New Jersey Energy Master Plan (the Plan). In the Plan, the BPU has recommended that retail customers in New Jersey have the ability to choose their electric energy supplier beginning in October 1998 using a phase-in plan that will include all retail customers by April 2001. Customers would be able to sign an agreement with a third-party energy supplier and each electric utility, including ACE, would continue to be responsible for providing distribution service. Price and service quality for such distribution would continue to be regulated by the BPU.

Beginning October 1998, costs for electric service, which consist of power generation, transmission, distribution, metering and billing will need to be unbundled. Transmission service would be provided by an Independent System Operator which would be responsible for maintaining a regional power grid that would continue to be regulated by FERC.

The Plan states that the BPU is committed to assuring that a fully competitive marketplace exists prior to the ending of its economic regulation of power supply. At a minimum, utility generating assets and functions must be separated and operate at arms length from the transmission, distribution and customer service functions of the electric utility. The BPU reserves final judgment on the issue of requiring divestiture of utility generating assets until detailed analyses of the potential for market power abuses by utilities have been performed.

The Plan addresses the issue of "stranded" costs related to the generating capacity currently in utility rates. High costs of construction and operations incurred by the jointly-owned nuclear power plants and the long-term high cost supply contracts with independent power producers are two significant contributing factors. The report proposes recovery of stranded costs over a four to eight year period, through a specific market transition charge which will be a separate component of a customer's bill. Determination of the recoverability of costs will be on a case by case basis with no guarantee for 100% recovery of eligible stranded costs.

The Plan provides that the opportunity for full recovery of such eligible costs is contingent upon and may be constrained by the utility meeting a number of conditions, including achievement of a BPU goal of delivering a near term rate reduction to customers of five to ten percent. The Plan states that the independent power contracts must be eligible for stranded cost recovery.

The Plan further states that utilities are obligated to take all reasonably available measures to mitigate stranded costs caused by the introduction of retail competition. The Plan further notes that New Jersey is studying the "securitization" of stranded costs as a means of financing these costs at interest rates lower than the utility cost of capital, thereby helping to mitigate the rate impact of stranded cost recovery. Recovery of securitization may occur over a different period of time. The plan also suggest that a cap may be imposed on the level of the charge as a mechanism to achieve the goal of overall rate reduction.

The BPU intends to issue final findings and recommendations on the electric utility industry restructuring plan in April 1997.
Each electric utility in the State is to file a complete restructuring plan, stranded cost filing and unbundled rate filing no later than July 15, 1997.

ACE has not filed for accelerated depreciation of any capital assets or special rate plans applicable to particular classes of customers. However, in 1996 ACE has entered into BPU approved Off-Tariff Rate Agreements (OTRA's) with at-risk customers which provide for special rates for customers who may choose to leave ACE's energy system because they have alternative energy sources available. To date, the aggregate amount of such reduced rate agreements was $2.2 million, net of tax.

ACE has significant long term contract commitments to purchase capacity and energy from nonutility sources at above-market costs. Recovery of amounts associated with these contracts is through ACE's LEC, for which rates are subject to approval by the BPU annually.

In connection with the BPU's Plan, ACE is uncertain as to the level of stranded costs that may arise or the degree to which these costs will be recovered. If the final restructuring plan requires ACE to recognize amounts as unrecoverable, ACE may be required to write down asset values, and such writedowns could be material.

In March 1996, the New Jersey Department of Treasury and the BPU jointly proposed to replace the energy excise tax currently imposed on electric and gas utilities. Under the proposal, utilities would pay a state corporate business tax, a state sales tax of six percent collected on all retail sales of energy services and a state transitional energy facilities assessment tax (TEFA) for a limited number of years. A gradual phase-out of the TEFA is proposed. At the completion of the TEFA phase-out, the total energy tax burden would be reduced by approximately 45%.

Statement of Position of the Accounting Standards Board 96-1 "Environmental Remediation Liabilities" (SOP 96-1) is effective for fiscal years that begin after December 15, 1996. SOP 96-1 provides guidance where remediation is required because of the threat of litigation, a claim or an assessment. This Statement does not provide guidance on accounting for pollution control costs as it applies to current operations, costs of future site restoration or closure that are required upon the cessation of operations or sale of facilities or for remediation obligations undertaken at the sole discretion of management. The adoption of SOP 96-1 is not expected to have a material impact on the financial position, results of operations or net cash flows of the Company.

Outlook

The electric utility industry is undergoing fundamental change through the introduction of competition and customer choice. The timing and scope of regulatory changes currently being proposed in New Jersey will have a significant impact on ACE's economic viability and ability to compete in the energy marketplace. Any legislative initiatives permitting the orderly and efficient transition to competition, through such means as market transition charges, tax reallocation or enabling amendments to existing laws, will serve to insure recovery of prudently incurred investments.

In anticipation of heightened competition in energy markets, ACE is pursuing a number of initiatives designed to strengthen its position in the marketplace. The proposed merger and formation of Conectiv provides strategic and operational opportunities to better meet the coming competitive environment. Those opportunities are derived from increased financial strength, improved management, efficiencies of operations, better utilization and coordination of existing and future facilities. The proposed merger is part of a wider trend in the utility industry toward consolidation and strategic partnerships in order to create larger, stronger companies ready for the onset of competition. The receipt of all requisite regulatory approvals to consummate the merger is expected to be obtained by late 1997 or early 1998, but cannot be assured.

The cost of ACE's power supply, including the cost of power purchased from independent power producers, along with its retail prices are expected to be critical success factors in a competitive marketplace. ACE is focusing on cost and rate control measures as well as the development of new energy-related products and services. Alternate pricing mechanisms and rate discounts for key at-risk customers will be necessary, and while having a long term economic benefit, will cause detrimental impacts on revenues and income in the near term. New value-added products and services for the retail energy consumer which create customer loyalty and satisfaction will be a keystone of the Company's strategic business focus.

AEI's utility business will continue to be affected by regional economic trends and social initiatives, as well as the impacts of abnormal weather and inflation. Such regional economic trends are favorable and include the growth of the Atlantic City gaming industry which appears poised for a "second wave" of development. Ongoing requirements for service reliability, and compliance with existing and new environmental regulations, will cause additional capital investments to be made by ACE. ACE's planned construction budget is $417 million for the five year period beginning in 1997 with an expected reduction in its external cash requirements. ACE's ability to generate cash flows or access the capital markets may be affected by competitive pressures on revenues and income.

The operational performance of ACE's jointly-owned nuclear units, as well as significant changes in the costs to decommission those facilities at the end of their useful lives, will continue to be a factor in ACE's financial results. ACE will attempt to mitigate such factors whenever possible. ACE has entered into a performance-based agreement with PS, the operator of the Salem Station to limit its exposure for operations and maintenance expenses in 1997. To the extent that ACE derives a savings in 1997 O&M expenditures, those savings will offset unrecovered replacement power costs incurred as a result of the unavailability of the Salem units.

AEI's utility business will continue to be the primary factor influencing the Company's overall financial performance.
However, growth in new business ventures such as ATS and enabling strategic alliances like Enerval, LLC, will require the efficient development of entrepreneurial expertise and financial resources to be successful.

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

Other

The Private Securities Litigation Reform Act of 1995 (the Act) provides a new "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation providing those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been and will be made in written documents and oral presentation of AEI and its subsidiaries.
Such statements are based on managements beliefs as well as assumptions made by and information currently available to management. When used in AEI and subsidiary documents or oral presentation, the words "anticipate", "estimate", "expect", "objective" and similar expressions are intended to identify such forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation, and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth potential in a mature service territory and a need to contain costs; ability to obtain adequate and timely rate relief, cost recovery, including the potential impact of stranded costs, and other necessary regulatory approvals; federal and state regulatory actions; costs of construction; operating restrictions, increased cost and construction delays attributable to environmental regulations; controversies regarding electric and magnetic fields; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; licensing and regulatory approval necessary for nuclear and other operating station; and credit market concerns with these issues. AEI and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by AEI and its subsidiaries prior to the effective date of the Act.

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY

The information required by this item is incorporated herein by reference from the following portions of AEI's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to ACE and its subsidiary:
Financial Summary, Liquidity and Capital Resources - Atlantic City Electric Company, Results of Operations, Salem Nuclear Generating Station, Competition, Outlook, Inflation and Other.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT-Atlantic Energy, Inc.

The management of Atlantic Energy, Inc. and its subsidiaries (the Company) is responsible for the preparation of the consolidated financial statements presented in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management made informed judgments and estimates, as necessary, relating to events and transactions reported.

Management has established a system of internal accounting and financial controls and procedures designed to provide reasonable assurance as to the integrity and reliability of financial reporting. In any system of financial reporting controls, inherent limitations exist. Management continually examines the effectiveness and efficiency of this system, and actions are taken when opportunities for improvement are identified. Management believes that, as of December 31, 1996, the system of internal accounting and financial controls over financial reporting is effective. Management also recognizes its responsibility for fostering a strong ethical climate in which the Company's affairs are conducted according to the highest standards of corporate conduct. This responsibility is characterized and reflected in the Company's code of ethics and business conduct policy.

The consolidated financial statements have been audited by Deloitte & Touche LLP, Certified Public Accountants. Deloitte & Touche LLP, provides objective, independent audits as to management's discharge of its responsibilities insofar as they relate to the fairness of the financial statements. Their audits are based on procedures believed by them to provide reasonable assurance that the financial statements are free of material misstatement.

The Company's internal auditing function conducts audits and appraisals of the Company's operations. It evaluates the system of internal accounting, financial and operational controls and compliance with established procedures. Both the external auditors and the internal auditors periodically make recommendations concerning the Company's internal control structure to management and the Audit Committee of the Board of Directors. Management responds to such recommendations as appropriate in the circumstances. None of the recommendations made for the year ended December 31, 1996 represented significant deficiencies in the design or operation of the Company's internal control structure.


/s/ J. L. Jacobs                /s/ M. J. Barron
J. L. Jacobs                   M. J. Barron
Chairman and                   Vice President and
Chief Executive Officer        Chief Financial Officer
February 7, 1997
REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors is comprised solely of independent directors. The members of the Committee are: Matthew Holden, Jr., Kathleen MacDonnell, Bernard J. Morgan and Harold J.
Raveche.  The Committee held 5 meetings during 1996.

The Committee oversees the Company's financial reporting process on behalf of the Board of Directors. In fulfilling its responsibility, the Committee recommended to the Board of Directors, subject to shareholder ratification, the selection of the Company's independent auditors, Deloitte & Touche LLP. The Committee discussed with the Company's internal auditors and Deloitte & Touche LLP, the overall scope of and specific plans for their respective activities concerning the Company. The Committee meets regularly with the internal and external auditors, without management present, to discuss the results of their activities, the adequacy of the Company's system of accounting, financial and operational controls and the overall quality of the Company's financial reporting. The meetings are designed to facilitate any private communication with the Committee desired by the internal and external auditors. No significant actions by the Committee were required during the year ended December 31, 1996 as a result of any communications conducted.


/s/ Matthew Holden, Jr.
Matthew Holden, Jr.
Chairman, Audit Committee

February 7, 1997

INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors of Atlantic Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantic Energy, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atlantic Energy, Inc. and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP


February 7, 1997
Parsippany, New Jersey
Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars, except per share amounts)

                               For the Years Ended December 31,
                                     1996         1995         1994
Operating Revenues-Electric        $980,255     $953,137     $913,039

Operating Expenses:
Energy                              223,091      191,766      210,891
Purchased Capacity                  195,699      190,570      130,929
Operations                          156,799      152,060      156,409
Employee Separation Costs              -            -          26,600
Maintenance                          44,418       34,379       37,568
Depreciation and Amortization        80,845       78,461       73,344
State Excise Taxes                  104,815      102,811       97,072
Federal Income Taxes                 32,272       45,876       33,264
Other Taxes                           9,888        8,677       10,757
Total Operating Expenses            847,827      804,600      776,834

Operating Income                    132,428      148,537      136,205

Other Income and Expense:
Allowance for Equity Funds Used
 During Construction                    879          817        3,634
Other-Net                               663        8,241        8,678
Total Other Income and Expense        1,542        9,058       12,312

Income Before Interest Charges      133,970      157,595      148,517

Interest Charges:
Interest on Long Term Debt           60,029       60,329       57,346
Other Interest Expense                4,818        2,550        1,114
Total Interest Charges               64,847       62,879       58,460
Allowance for Borrowed Funds
 Used During Construction              (976)      (1,679)      (2,772)
Net Interest Charges                 63,871       61,200       55,688
Less Preferred Securities Dividend
 Requirements of Subsidiary          11,332       14,627       16,716

Net Income                         $ 58,767     $ 81,768     $ 76,113

Average Number of Shares of Common
Stock Outstanding(in thousands)      52,702       52,815       54,149

Per Common Share:
Earnings                              $1.12        $1.55        $1.41
Dividends Declared                    $1.54        $1.54        $1.54
Dividends Paid                        $1.54        $1.54        $1.54

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)              For the Years Ended December 31,
                                         1996       1995       1994
Cash Flows Of Operating Activities:
Net Income                             $ 58,767   $ 81,768   $ 76,113
Unrecovered Purchased Power Costs        16,417     15,721     14,920
Deferred Energy Costs                    (2,095)   (20,435)    (3,819)
Preferred Securities Dividend of ACE     11,332     14,627     16,716
Depreciation and Amortization            80,845     78,461     73,344
Deferred Income Taxes-Net                 6,192     25,946     17,863
Unrecovered State Excise Taxes            9,560      9,560    (40,128)
Employee Separation Costs                (7,179)   (19,112)    26,600
Net Changes Working Capital Components:
 Accounts Receivable&Unbilled Revenues   (5,004)   (24,400)     1,840
 Accounts Payable                         5,651     (5,222)     2,233
 Inventory                               (2,602)     4,960    (12,988)
 Other                                   26,372    (18,406)   (12,557)
Other-Net                                (3,772)     4,893     (2,457)
Net Cash Provided by Operating
 Activities                             194,484    148,361    157,680
Cash Flows Of Investing Activities:
Utility Construction Expenditures       (86,805)  (100,904)  (119,961)
Leased Nuclear Fuel Material             (6,833)   (10,446)   (10,713)
Nonutility Construction Expenditures    (25,451)    (5,226)    (6,807)
Other-Net                               (14,783)   (23,794)   (10,893)
Net Cash Used by Investing Activities (133,872) (140,370) (148,374) Cash Flows Of Financing Activities:
Proceeds from Long Term Debt             45,075    168,904     54,572
Retirement/Maturity of Long Term Debt   (12,266)   (57,489)   (42,664)
Issuance of Cumulative Quarterly Income
 Preferred Securities                    70,000        -          -
Increase in Short Term Debt              34,405     21,945      8,600
Proceeds from Common Stock Issued           -          -       10,289
Repurchase of Common Stock                  -      (29,626)    (3,909)
Redemption of Preferred Stock-ACE       (98,876)   (24,500)   (24,500)
Dividends Declared-ACE Preferred
 Securities                             (11,332)   (14,627)   (16,716)
Dividends Declared on Common Stock      (81,163)   (81,088)   (75,829)
Proceeds-Capital Lease Obligations        6,833     10,466     10,734
Other-Net                                (3,701)    (1,399)     1,596
Net Cash Used by Financing Activities   (51,025)    (7,414)   (77,827)
Net Increase (Decrease) in Cash and
 Temporary Investments                    9,587        577    (68,521)
Cash and Temporary Investments:
 Beginning of year                        5,691      5,114     73,635
 End of year                           $ 15,278   $  5,691   $  5,114
Supplemental Schedule of Payments:
Interest                               $ 68,551   $ 61,160   $ 62,855
Income taxes                           $ 28,101   $ 30,769   $ 23,374
Noncash Financing Activities:
Common Stock issued
 under stock plans-net                 $    -     $    120   $  7,652


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                     December 31,
                                                  1996         1995
Assets
Electric Utility Plant:
In Service:
  Production                                  $1,212,380   $1,187,169
  Transmission                                   373,358      366,242
  Distribution                                   731,272      691,830
  General                                        191,210      183,935
Total In Service                               2,508,220    2,429,176
Less Accumulated Depreciation                    871,531      794,479
Utility Plant in Service-Net                   1,636,689    1,634,697
Construction Work in Progress                    117,188      119,270
Land Held for Future Use                           5,604        6,941
Leased Property-Net                               39,914       40,878
Electric Utility Plant-Net                     1,799,395    1,801,786

Investments and Nonutility Property:
Investment in Leveraged Leases                    79,687       78,959
Nuclear Decommissioning Trust Fund                71,120       61,802
Nonutility Property and Equipment-Net             46,147       22,743
Other Investments and Funds                       53,550       52,780
Total Investments and Nonutility Property        250,504      216,284

Current Assets:
Cash and Temporary Investments                    15,278        5,691
Accounts Receivable:
  Utility Service                                 64,432       66,099
  Miscellaneous                                   32,547       17,477
  Allowance for Doubtful Accounts                 (3,500)      (3,300)
Unbilled Revenues                                 33,315       41,515
Fuel (at average cost)                            29,682       25,459
Materials and Supplies (at average cost)          23,815       25,434
Working Funds                                     15,517       14,421
Deferred Energy Costs                             33,529       31,434
Prepaid Excise Tax                                 7,125       10,753
Other                                             11,354       13,339
Total Current Assets                             263,094      248,322

Deferred Debits:
Unrecovered Purchased Power Costs                 83,400       99,817
Recoverable Future Federal Income Taxes           85,858       85,858
Unrecovered State Excise Taxes                    54,714       64,274
Unamortized Debt Costs                            44,423       39,004
Other Regulatory Assets                           59,575       54,568
License Fees                                      17,733          -
Other                                             12,066        7,975
Total Deferred Debits                            357,769      351,496

Total Assets                                  $2,670,762   $2,617,888

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

                                                     December 31,
                                                  1996         1995
Liabilities and Capitalization
Capitalization:
Common Shareholders' Equity:
Common Stock, no par value; 75,000,000
 shares authorized; issued and outstanding:
 1996 - 52,502,479 ; 1995 - 52,531,878       $  562,746    $  563,436
Retained Earnings                               227,630       249,741
Unearned Compensation                            (2,982)       (3,008)
Total Common Shareholders' Equity               787,394       810,169
Preferred Securities of Atlantic Electric:
 Not Subject to Mandatory Redemption             30,000        40,000
 Subject to Mandatory Redemption                 43,950       114,750
 Cumulative Quarterly Income
  Preferred Securities                           70,000          -
Long Term Debt                                  829,745       829,856
Total Capitalization (excluding current
  portion)                                    1,761,089     1,794,775
Current Liabilities:
Preferred Stock Redemption Requirement           10,000        22,250
Capital Lease Obligation-Current Portion            702           659
Long Term Debt-Current Portion                   98,250        65,247
Short Term Debt                                  64,950        30,545
Accounts Payable                                 66,508        60,858
Taxes Accrued                                     7,504         3,450
Interest Accrued                                 20,241        20,315
Dividends Declared                               21,701        23,490
Deferred Income Taxes                             3,190         2,569
Provision for Rate Refunds                       13,000           -
Other                                            24,696        27,383
Total Current Liabilities                       330,742       256,766

Deferred Credits and Other Liabilities:
Deferred Income Taxes                           434,108       425,875
Deferred Investment Tax Credits                  46,577        49,112
Capital Lease Obligations                        39,212        40,227
Other                                            59,034        51,133
Total Deferred Credits and Other Liabilities    578,931       566,347

Commitments and Contingencies (Note 10)

Total Liabilities and Capitalization         $2,670,762    $2,617,888


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
Atlantic Energy, Inc. (the Company, AEI or parent) is the parent of Atlantic City Electric Company (ACE), Atlantic Energy Enterprises, Inc. (AEE) and Atlantic Energy International, Inc. (AEII), which are wholly-owned subsidiaries. ACE is a public utility primarily engaged in the generation, transmission, distribution and sale of electric energy. ACE's service territory encompasses approximately 2,700 square miles within the southern one-third of New Jersey with the majority of customers being residential and commercial. ACE, with its wholly-owned subsidiary that operates certain generating facilities, is the principal subsidiary within the consolidated group. AEE is a holding company which is responsible for the management of the investments in the nonutility companies consisting of: Atlantic Generation, Inc. (AGI), Atlantic Southern Properties, Inc. (ASP), ATE Investment, Inc. (ATE), Atlantic Thermal Systems, Inc. (ATS), CoastalComm, Inc. (CCI) and Atlantic Energy Technology, Inc. (AET). AGI and its wholly-owned subsidiaries are engaged in the development, acquisition, ownership and operation of cogeneration power projects. AGI's activities, through its subsidiaries, are represented by partnership interests in cogeneration facilities located in New Jersey and New York. ASP owns and manages a commercial office and warehouse facility located in Atlantic County, New Jersey. ATE provides financing management and financing to affiliates and manages a portfolio of investments in leveraged leases for equipment used in the airline and shipping industries. In August 1996, ATE joined with an unaffiliated company to create EnerTech Capital Partners, L.P., an equity limited partnership that will invest in a variety of energy-related technology growth companies. ATS and its wholly-owned subsidiaries are engaged in the development and operation of thermal heating and cooling systems. CCI manages an investment in telecommunication technology. AEE also has a 50% equity interest in Enerval, LLC which provides energy management services, including natural gas supply, transportation and marketing. In July 1996, AEI formed a new subsidiary AEII, to provide utility consulting services and equipment sales to international markets.

Pending Merger
On August 12, 1996, the Boards of Directors of AEI and Delmarva Power & Light Company (DP&L) jointly announced an agreement to merge the companies into a new company named Conectiv, Inc. (Conectiv). Conectiv, a newly formed Delaware corporation, will become the parent of Atlantic Energy's subsidiaries and the parent of DP&L and its subsidiaries.

DP&L is predominately a public utility engaged in electric and gas service. DP&L provides retail and wholesale electric service to customers located in about a 6,000 square mile territory located in Delaware, eastern shore counties in Maryland and the eastern shore area of Virginia. DP&L provides gas service to retail and transportation customers in an area consisting of about 275 square miles in Northern Delaware, including the City of Wilmington.

The merger is to be a tax-free, stock-for-stock transaction accounted for as a purchase by Conectiv. Under the terms of the agreement, DP&L shareholders will receive one share of Conectiv's common stock for each share of DP&L common stock held. AEI shareholders will receive
0.75 shares of Conectiv's common stock and 0.125 shares of Conectiv's Class A common stock for each share of AEI common stock held. On January 30, 1997, the merger was approved by the shareholders of both companies. In order for the merger to become effective, approvals are still needed from a number of Federal and state regulatory agencies. The Company expects the regulatory approval process to be completed in late 1997 or early 1998.

The total consideration to be paid to the Company's common stockholders, measured by the average daily closing market price of the Company's common stock for the ten trading days following public announcement of the merger, is $948.6 million. The consideration paid plus estimated acquisition costs and liabilities assumed in connection with the merger are expected to exceed the net book value of the Company's net assets by approximately $204.5 million, which will be recorded as goodwill by Conectiv. The goodwill will be amortized over 40 years.

Selected information on each company at December 31, 1996 and the year then ended is shown below (in thousands, except for number of customers):

                                       AEI              DP&L
Operating Revenues                 $  980,255        $1,094,961
Net Income                         $   58,767        $  116,187
Assets                             $2,670,762        $2,979,153

Electric Customers                    477,611           442,116
Gas Customers                            -              100,904

Combination of the above amounts would not necessarily be reflective of the amounts that would result from a consolidation of the companies.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. ACE and AEE consolidate their respective subsidiaries. Ownership interests in other entities, between 20% and 50%, where control is not evident, are accounted for using the equity method of accounting. Certain prior year amounts have been reclassified to conform to the current year reporting of these items.

Regulation - ACE
The accounting policies and rates of service for ACE are subject to the regulations of the New Jersey Board of Public Utilities (BPU) and in certain respects to the Federal Energy Regulatory Commission
(FERC). ACE follows generally accepted accounting principles (GAAP) and financial reporting requirements employed by all industries as specified by the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC). However, accounting for rate regulated industries may depart from GAAP as permitted by Statement of Financial Accounting Standards No. 71 (SFAS No. 71).
SFAS No. 71 provides guidance on circumstances where the economic effect of a regulator's decision warrants different applications of GAAP as a result of the rate making process. In setting rates, a regulator may provide recovery of an incurred cost in a year or years other than the year the cost was incurred. As permitted by SFAS No. 71, costs ordered by a regulator to be deferred or capitalized for future recovery are recorded as a regulatory asset because the regulator's rate action provides reasonable assurance of future economic benefits attributable to these costs. In a non-rate regulated industry, such costs are charged to expense in the year incurred. SFAS No. 71 further specifies that a regulatory liability is recorded when a regulator orders a refund to customers of revenues previously collected, or when existing rates provide for recovery of future costs not yet incurred. Such treatment is not afforded to non-rate regulated companies. When collection of regulatory assets or relief of regulatory liabilities is no longer probable, the assets and liabilities are applied to income in the year that the assessment is made. Specific regulatory assets and liabilities that have been recorded are discussed in Note 11.

Electric Operating Revenues - ACE
Revenues are recognized when electric energy services are rendered, and include estimates for amounts unbilled at the end of the year for energy used by customers subsequent to the last bill rendered for the calendar year.

Nuclear Fuel - ACE
Fuel costs associated with ACE's participation in jointly-owned nuclear generating stations, including spent nuclear fuel disposal costs, are charged to Energy expense based on the units of thermal energy produced.

Electric Utility Plant and Depreciation - ACE
Property is stated at original cost. Generally, Utility Plant is subject to a first mortgage lien. The cost of property additions, including replacement of units of property and betterments, are capitalized. Included in certain property additions is an Allowance for Funds Used During Construction (AFDC), which is defined in the applicable regulatory system of accounts as the cost, during the period of construction, of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. AFDC has been calculated using a semi-annually compounded rate of 8.25% for all periods. ACE provides for straight-line depreciation based on: transmission and distribution property - estimated remaining life; nuclear property - remaining life of the related plant operating license in existence at the time of the last base rate case; other depreciable property - estimated average service life. The overall composite rate of depreciation was 3.3% for the last three years. Accumulated depreciation is charged with the cost of depreciable property retired together with removal costs less salvage and other recoveries.

Nonutility Property and Equipment
Nonutility Property and Equipment includes project development costs and construction work in progress, including capitalized interest, related to the development and construction of thermal heating and cooling systems of ATS. Capitalized interest related to Nonutility expenditures was not material to the financial results of the Company.

ASP's commercial site, including the cost of improvements and certain preacquisition costs is stated at fair market value. In 1996 and 1994, management of the Company authorized write-downs of $1.2 million and $2.6 million, respectively, of the carrying value of this commercial site reflecting diminished value due to excess vacancy and the decline in the local commercial real estate market.

Nuclear Plant Decommissioning Reserve - ACE
A reserve for decommissioning costs is presented as a component of accumulated depreciation and amounted to $70.2 million and $60.9 million at December 31, 1996 and 1995, respectively.

The SEC has questioned certain accounting practices employed by the electric utility industry concerning decommissioning costs for nuclear generating facilities. In 1996, the FASB issued a Proposed Statement of Financial Accounting Standard "Accounting for Certain Liabilities Related to Closure or Removal of Long-lived Assets" which would establish accounting standards for certain obligations that are incurred for the closure and removal of long-lived assets. Under the proposed statement, which includes decommissioning costs for nuclear generating facilities, a regulated utility would recognize a regulatory asset or liability for differences, if any, in the timing of recognition of the costs of closure and removal of assets for financial reporting purposes and rate making treatment. To date, the FASB has not issued a final accounting standard.

Deferred Energy Costs - ACE
As approved by the BPU, ACE has a Levelized Energy Clause (LEC) through which energy and energy-related costs (energy costs) are charged to customers. LEC rates are based on projected energy costs and prior period underrecoveries or overrecoveries. Generally, energy costs are recovered through levelized rates over the period of projection, which is usually a 12-month period. In any period, the actual amount of LEC revenues recovered from customers may be greater or less than the recoverable amount of energy costs incurred in that period. Energy expense is adjusted to match the associated LEC revenues. Any underrecovery (an asset representing energy costs incurred that are to be collected from customers) or overrecovery (a liability representing previously collected energy costs to be returned to customers) of costs is deferred on the Consolidated Balance Sheet as Deferred Energy Costs. These deferrals are recognized in the Consolidated Statement of Income as Energy expense during the period in which they are subsequently included in the LEC.


Income Taxes
Deferred Federal and state income taxes are provided on all significant temporary differences between book bases and tax bases of assets and liabilities, transactions that reflect taxable income in a year different than book income and tax carryforwards. Investment tax credits previously used for income tax purposes have been deferred on the Consolidated Balance Sheet and are recognized in book income over the life of the related property. The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are allocated to each of the companies within the consolidated group based on the separate return method.

Cash & Temporary Investments
AEI and ACE consider all highly liquid investments and debt securities purchased with a maturity of three months or less to be cash equivalents.

Earnings Per Common Share
This is computed based upon the weighted average number of common shares outstanding during the year. Common stock equivalents exist but are not included in the computation of earnings per share because they are currently antidilutive.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management at times to make certain judgments, estimates and assumptions that affect amounts and matters reported at the year end dates and for the annual periods presented. Actual results could differ from those estimates. Any change in the judgments, estimates and assumptions used, which in management's opinion would have a significant effect on the financial statements, will be reported when management becomes aware of such changes.

Other
Debt premium, discount and expense of ACE are amortized over the life of the related debt. Premiums associated with the 1996 Preferred Stock redemptions are being deferred and amortized over the life of the related Cumulative Quarterly Income Preferred Securities in accordance with BPU approval.

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On January 1, 1996, the Company adopted SFAS No. 121 and there was no material impact on its results of operations.

The FASB issued Statement No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123), effective January 1, 1996. This statement encourages a fair value method to account for stock-based compensation, as an alternative to the intrinsic value currently permitted by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees". The Company is continuing to use the intrinsic value method presented by APB No. 25 to record compensation expense. See Note 4.

NOTE 2.  INCOME TAXES
The components of Federal income tax expense for the years ended
December 31 are as follows:

(000)                                  1996        1995        1994
Current                             $ 27,061    $ 20,483    $ 19,729
Deferred                               6,587      25,993      17,414
Investment Tax Credits Recognized
 on Leveraged Leases                     (78)        (28)       -
Total Federal Income Tax Expense      33,570      46,448      37,143
Less Amounts in Other Income           1,298         572       3,879
Federal Income Taxes in
 Operating Expenses                 $ 32,272    $ 45,876    $ 33,264

A reconciliation of the expected Federal income taxes compared to the reported Federal income tax expense computed by applying the statutory rate for the years ended December 31 follows:
                                       1996        1995        1994
Statutory Federal Income Tax Rate       35%         35%         35%
(000)
Income Tax Computed at the
 Statutory Rate                     $ 36,058    $ 49,995    $ 45,490
Plant Basis Differences                3,096       1,307         (27)
Amortization of Investment Tax
 Credits                              (2,612)     (2,562)     (2,534)
Tax Adjustments                          (68)       (897)     (4,097)
Other-Net                             (2,904)     (1,395)     (1,689)
Total Federal Income Tax Expense    $ 33,570    $ 46,448    $ 37,143
Effective Federal Income Tax Rate       33%         33%         29%

State income tax expense is not significant.

Items comprising deferred tax balances as of December 31 are as follows:
(000)                                 1996         1995

Deferred Tax Liabilities:
Plant Basis Differences             $326,673     $316,834
Leveraged Leases                      76,671       71,180
Unrecovered Purchased Power Costs     22,630       28,209
State Excise Taxes                    20,141       22,527
Other                                 33,192       32,825
  Total Deferred Tax Liabilities     479,307      471,575
Deferred Tax Assets:
Deferred Investment Tax Credits       25,143       26,511
Employee Separation Costs                526        2,621
Other                                 16,340       13,999
  Total Deferred Tax Assets           42,009       43,131
Total Deferred Taxes-Net            $437,298     $428,444

At December 31, 1996 and 1995, deferred tax assets exist for cumulative state income tax net operating loss (NOL's) carryforwards. Valuation allowances of virtually the same amounts have been recorded. The effects of the state NOL's and associated valuation allowances are not material to consolidated results of operations and financial position. At December 31, 1996 unexpired state NOL's amount to approximately $72 million, with expiration dates from 1997 through 2003.

As of December 31, 1996, AEI used the balance of its Federal
Alternative Minimum Tax credit. This credit was included in the tax effects of the ATE leveraged leases.

NOTE 3.  RATE MATTERS OF ACE

Energy Clause Proceedings

              Changes in Levelized Energy Clause Rates
                            1994 - 1996

                    Amount            Amount
     Date         Requested          Granted            Date
     Filed        (millions)        (millions)        Effective

     2/94            $63.0             $55.0             7/94
     4/95             37.0              37.0             7/95
     3/96             49.7              27.6             7/96

ACE's LEC is subject to annual review by the BPU.

In February 1994, ACE filed a petition with the BPU requesting an increase in LEC revenues of $63 million for the period June 1, 1994 through May 31, 1995. This filing introduced the Southern New Jersey Economic Initiative (SNJEI), an ACE initiative designed to phase in the impact of nonutility purchased power contracts by forgoing the recovery of $28 million in energy costs incurred during the 1994/1995 LEC period. In November 1994, the BPU approved the continuation of a provisional LEC rate increase of $55 million that had been in effect since July 1994.

In April 1995, ACE filed a petition with the BPU requesting a $37 million increase in LEC revenues for the period June 1, 1995 through May 31, 1996. ACE reduced the amount requested by $10 million under the SNJEI. ACE also reduced the request by $20.6 million for deferral, without carrying costs, to be recovered in the next LEC period. In March 1996, the BPU approved the continuance of the provisional increase of $37 million that had been in effect since July 1995.

On March 29, 1996, ACE submitted to the BPU a request for a $49.7 million increase in annual LEC revenues effective June 1, 1996. The request included the recovery of $20.6 million of LEC costs previously deferred from the 1995 LEC request as well as a proposal to defer $14.7 million of 1996/1997 LEC costs, to be recovered without carrying costs in the next LEC period. A stipulation was reached among ACE, the New Jersey Division of the Ratepayer Advocate (Ratepayer Advocate) and the Staff of the BPU (collectively the parties) and approved by the BPU on July 17, 1996, allowing ACE to implement provisional rates resulting in an increase of annual LEC revenues of $27.6 million. The stipulation provided for hearings to decide the following LEC rate issues: recovery of $27.8 million for the estimated replacement power costs related to the Salem Nuclear Generating Station (Salem) Unit 1 and 2 outages; $1.7 million in deferred replacement power costs associated with a 1994 Salem Unit 1 outage and $1.7 million in New Jersey emission fees. The provisional LEC rates also included the deferral of $6.4 million in 1996/97 LEC costs to be recovered without carrying costs in the next LEC period. On December 19 and December 31, 1996, the BPU issued Orders approving two stipulations reached on October 22, 1996 among the parties settling certain issues concerning the LEC petition. The issue of the $1.7 million in emission fees remains unresolved. See Other Rate Proceedings below and Note 10 for information relating to the return to service of Salem Station.

ACE filed a petition with the BPU on February 28, 1997 for a request of $20.0 million for the 1997/1998 LEC period.

Other Rate Proceedings

The Ratepayer Advocate has previously alleged that ACE, along with other New Jersey electric utility companies, were recovering cogeneration capacity costs concurrently in base rates and LEC rates. ACE and other New Jersey electric utilities have entered into separate stipulations of settlement with respect to this matter. ACE's stipulation of settlement specifies that ACE would provide credits to customers totaling $1.0 million during the months of January and February 1997 based on customers usage between January 1, 1996 and October 31, 1996. All issues raised previously with regard to alleged overrecovery of nonutility capacity costs are deemed closed and resolved.

By an Order dated March 14, 1996 the BPU initiated an investigation of the ongoing outage at Salem. ACE has a 7.41% ownership in Salem which is operated by Public Service Electric and Gas Company (PS). By its Order, the BPU declared the base rates associated with ACE's ownership in Salem Unit 1 interim and subject to refund pending a hearing as to whether Salem Unit 1 is currently used and useful. The BPU, in an Order dated June 26, 1996, also declared the base rates associated with ACE's ownership in Salem Unit 2 interim and subject to refund. The BPU voted on July 31, 1996 to include Unit 2 in the hearings originally scheduled for October 1996 to determine if both units were still considered used and useful. On December 31, 1996, the BPU issued an Order approving a stipulation of settlement among the parties relating to the ongoing outage of the Salem Station. Under the terms of the stipulation, ACE provided credits to customers totaling $12.0 million. The credits were made during January and February 1997 and were based on customer usage between January 1, 1996 and October 31, 1996. The stipulation also provided that replacement power costs incurred, up to the agreed upon return-to-service dates (June 30, 1997 for Unit 1 and December 31, 1996 for Unit 2) will be recoverable in the next annual LEC revenue proceeding. Should either unit not return to service by its agreed upon return-to-service date, replacement power costs incurred after such dates will not be recoverable by ACE. In addition, the stipulation provided that the performance of the Salem Units will not be included in the calculation of the BPU Nuclear Performance Standard from the period each unit was taken out of service to each unit's respective return-to-service date. As such, ACE was not subject to a penalty or reward under the Nuclear Performance Standard for 1995 or 1996.

Net income reflects a net charge of $7.6 million, net of tax, ACE recorded in 1996 as a result of the stipulations regarding the Provision for Rate Refund discussed above. The net charge consists of a $13 million reduction in revenues, a reduction of $1.3 million in operations expense for amounts previously recorded for the nuclear performance penalty and a Federal income tax benefit of $4.1 million.

On January 8, 1997, the BPU approved a stipulation related to its generic proceeding for methods of implementing FASB Statement of Financial Accounting Standard No. 106 - "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS No. 106). SFAS No. 106 required publicly held companies to change from the practice of accounting for post-retirement benefits such as medical benefits, hospitalization and life insurance (OPEB), on a pay-as-you-go basis to an accrual basis of accounting. For the transition, SFAS No. 106 required that companies recognize an obligation composed of the present value of OPEB obligations for retirees and current employees incurred as of the date of adoption. SFAS No. 71 allowed the recognition of a regulatory asset relating to costs for which rate recovery has been deferred. By an Order dated August 1, 1996, the BPU initiated a generic proceeding to inquire into methods of implementing recovery of SFAS No. 106 expenses through utility rates. Under the terms of a stipulation, ACE will file a petition requesting ratemaking treatment of OPEB expenses in the second quarter of 1997. See Notes 4 and 11 for further information regarding OPEB expenses and the corresponding regulatory asset.







NOTE 4. BENEFITS

Retirement Benefits - ACE

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

Net periodic pension costs include:
(000)                                  1996      1995      1994
Service cost-benefits earned
 during the period                  $  6,870  $  6,363  $  6,871
Interest cost on projected benefit
 obligation                           14,569    14,794    15,390
Actual return on plan assets         (36,443)  (44,067)     (860)
Other-net                             19,123    28,379   (16,885)
Net periodic pension costs          $  4,119  $  5,469  $  4,516

Of these costs, $3.0 million annually was charged to operating expense in 1996, 1995 and 1994. The remaining costs, which are associated with construction labor, were charged to the cost of new utility plant. Actual return on plan assets and Other-net for 1996 and 1995 primarily reflect the favorable market conditions from the investment of plan assets and expected returns compared with unfavorable market conditions in 1994.

A reconciliation of the funded status of the plan as of December 31 is as follows:

(000)                                  1996          1995
Fair value of plan assets            $236,000      $212,000
Projected benefit obligation          207,340       213,470
Plan assets in excess of (less
 than) projected benefit obligation    28,660        (1,470)
Unrecognized net transition asset      (1,377)       (1,550)
Unrecognized prior service cost           259           282
Unrecognized net(gain)loss            (18,958)       10,006
Prepaid pension cost                 $  8,584      $  7,268
Accumulated benefit obligation:
Vested benefits                      $170,751      $169,044
Nonvested benefits                      2,023         3,413
Total                                $172,774      $172,457








At December 31, 1996, approximately 66% of plan assets were invested in equity securities, 25% in fixed income securities and 9% in other investments. The assumed rates used in determining the actuarial present value of the projected benefit obligation at December 31 were as follows:
                                         1996       1995      1994
Weighted average discount                7.5%       7.0%      8.0%
Anticipated increase in compensation     3.5%       3.5%      3.5%
Assumed long term rate of return         8.5%       8.5%      8.5%

Other Postretirement Benefits

ACE and its subsidiary provide certain health care and life insurance benefits for retired employees and their eligible dependents. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the companies. Benefits are provided through insurance companies and other plan providers whose premiums and related plan costs are based on the benefits paid during the year. ACE has a tax-qualified trust to fund these benefits.

Net periodic other postretirement benefit costs include:
(000)                                  1996        1995        1994
Service cost-benefits attributed to
 service during the period           $ 2,688     $ 2,891     $ 3,817
Interest cost on accumulated
 postretirement benefits obligation    7,482       8,107       8,450
Actual return on plan assets            (771)     (1,437)        100
Amortization of unrecognized
 transition obligation                 2,768       3,893       3,893
Other-net                                215         404        (700)
Net periodic other postretirement
  costs                              $12,382     $13,858     $15,560

These costs were allocated as follows:
(millions)                                 1996     1995     1994
Operating expense                          $3.6     $3.1     $3.8
New utility plant-associated with
 construction labor                         2.4      2.5      2.0
Regulatory asset                            6.4      8.3      9.8

The regulatory asset represents the amount of annual costs in excess of the amount of cost currently recovered in rates. These excess costs are deferred as authorized by an accounting order of the BPU pending future recovery through rates. See Note 3 for additional information.




A reconciliation of the funded status of the plan as of December 31 is as follows:
(000)                                        1996         1995
Accumulated benefits obligation:
Retirees                                  $ 63,095     $ 64,516
Fully eligible active plan participants      4,038        6,954
Other active plan participants              39,972       33,649
Total accumulated benefits obligation      107,105      105,119
Less fair value of plan assets              18,000       16,500
Accumulated benefits obligation in
 excess of plan assets                      89,105       88,619
Unrecognized net loss                      (12,207)     (15,335)
Unamortized unrecognized transition
 obligation                                (44,289)     (47,057)
Accrued other postretirement benefits
 cost obligation                          $ 32,609     $ 26,227

At December 31, 1996, approximately 75% of plan assets were invested in fixed income securities and 25% in other investments.

The assumed health care costs trend rate for 1997 is 8% and is assumed to evenly decline to an ultimate constant rate of 5% in the year 2001 and thereafter. If the assumed health care costs trend rate was increased by 1% in each future year, the aggregate service and interest costs of the 1996 net periodic benefits cost would increase by $1.3 million, and the accumulated postretirement benefits obligation at December 31, 1996 would increase by $10.8 million. The weighted average discount rate assumed in determining the accumulated benefits obligation was 7.5%, 7% and 7.5% for 1996, 1995 and 1994, respectively. The assumed long term return rate on plan assets was 7% for each of the three year periods.

Other

Savings and Investment Plans A and B (401(k))

ACE has two 401(k) plans for union and non-union employees that match plan contributions up to 6% of a participating employee's base pay. The rate at which Company contributions are made is 50%. All full and part-time employees are eligible to participate. The cost of the plans for 1996, 1995 and 1994 was $1.9 million, $1.9 million and $2.0 million, respectively.

Equity Incentive Plan(EIP) - AEI

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

Restricted stock activity of the EIP, initiated in April 1994, was as follows:


                                                Weighted Average
                                Restricted          Fair Value
                                  Shares            Grant Date
Issued/Granted                   175,712             $20.975
Balance, December 31, 1994       175,712
Issued/Granted                    24,435
Forfeited                         (7,587)
Balance, December 31, 1995       192,560              20.697
Issued/Granted                   237,782
Forfeited                       (207,805)
Balance, December 31, 1996       222,537              19.160



The 1996 and 1995 restricted shares granted include 13,786 shares and 7,614 shares, respectively, purchased on the open market from reinvestment of dividends on EIP shares outstanding. Compensation expense for the restricted stock has been measured based on the intrinsic value of the stock. The total compensation expense for the years 1996 through 1994 amounted to less than $.7 million and reflect an adjustment for the restricted shares associated with the first three-year period that were not awarded and were forfeited.

Stock options granted are nonqualified and are exercisable three years after but within ten years from the date of grant. Stock options are priced at an amount at least equal to 100% of the fair market value of the related common stock at the date of grant.

The Company applied APB No. 25 in accounting for its EIP plan.
Accordingly, no compensation expense has been recognized for its stock option plan. Fair value compensation cost of the options was determined using the Black-Scholes model with the following assumptions for 1996: dividend yield of 7.9%, an average expected life of 3-7 years, expected volatility of 17.85% and a risk-free interest rate of 5.04%. Option information is as follows:

                                 1996                1995
                                   Weighted              Weighted
                                   Average               Average
                                   Exercise              Exercise
Options                  Shares     Price      Shares     Price
Outstanding
 beginning of year       166,987   $ 21.125    167,300   $21.125
Granted                  207,250     19.296      6,387    21.125
Forfeited                 (2,800)    21.125     (6,700)   21.125
Outstanding at end
 of year                 371,437     20.105     166,987   21.125
Options exercisable
 at year end                -                      -
Weighted Average Fair
 Value of Options
  Granted                 $1.33                   N/A


The combined effects of accounting for restricted shares and options under the EIP plans consistent with the fair value disclosure requirements of SFAS No. 123 upon the net income of the Company for 1996 is less than $.2 million and as such is not considered material.

NOTE 5.  JOINTLY-OWNED GENERATING STATIONS - ACE

ACE owns jointly with other utilities several electric production facilities. ACE is responsible for its pro-rata share of the costs of construction, operation and maintenance of each facility.

The amounts shown represent ACE's share of each facility at, or for the year ended, December 31, including AFDC as appropriate.

                                      Peach                  Hope
              Keystone   Conemaugh     Bottom      Salem      Creek
Energy Source   Coal        Coal      Nuclear     Nuclear    Nuclear
Company's Share
 (%/MWs)      2.47/42.3  3.83/65.4   7.51/164.0  7.41/164.0  5.00/52.0

(000)
Electric Plant in Service:
1996           $13,275    $34,489     $130,011    $218,603   $240,079
1995            12,719     35,371      128,398     214,306    239,499

Accumulated Depreciation:
1996           $ 3,609    $ 7,333     $ 54,854*   $ 79,635*  $ 68,286*
1995             3,277      6,445       50,825*     73,088*    60,998*

Construction Work in Progress:
1996           $   300    $   270     $ 12,992    $ 27,015   $  1,321
1995               442        873       11,056      11,198        655

Operations and Maintenance Expenses (including fuel):
1996           $ 5,626    $ 7,507     $ 29,337    $ 34,403   $ 10,899
1995             5,143      7,252       29,647      28,306     10,360
1994             5,085      7,211       29,530      27,731     10,471

Working Funds:
1996           $    44    $    69     $  3,833    $  7,252   $  3,545
1995                44         69        4,505       5,782      1,919

Generation (MWHr):
1996           311,934    436,289    1,275,371        -       336,872
1995           285,899    451,211    1,232,921     334,572    352,316
1994           257,561    419,313    1,214,776     836,725    355,390

* Excludes Nuclear Decommissioning Reserve.

ACE provides financing during the construction period for its share of the jointly-owned facilities and includes its share of direct operations and maintenance expenses in the Consolidated Statement of Income. Additionally, ACE provides an amount of working funds to the operators of the facilities to fund operational needs.

The decrease in Salem's generation for 1996 and 1995 is due to both Units 1 and 2 being taken out of service in May and June 1995, respectively, by its operator PS for review and resolution of certain equipment and management issues. Effective December 31, 1996, ACE entered into an agreement with PS in its capacity as operator of Salem for the purpose of limiting ACE's exposure to operation and maintenance expenses to be incurred during calendar year 1997. See
Note 10 for further information concerning Salem Nuclear Generating
Station.

NOTE 6.  NONUTILITY COMPANIES

Principal assets of each of the subsidiary companies of AEE at December 31, 1996 were: AGI - investments of approximately $21.8 million in cogeneration facilities; ASP - commercial real estate site with a net book value of $8.5 million; ATE - leveraged lease investments of $79.7 million and $7.3 million invested in EnerTech Capital Partners, L.P.; ATS - construction costs in thermal heating and cooling projects of $29.3 million. CCI has $0.5 million invested in telecommunication licenses. Other financial information regarding the subsidiary companies is as follows:

                       Net Worth           Net Income (Loss)
Company              1996      1995       1996     1995     1994
(000)
AGI                $21,361   $26,082   $   979  $2,513   $ 2,959
ASP                    561     2,334    (1,773)   (841)   (1,956)
ATE                 11,139     9,399        71     (50)      266
ATS                  2,498     2,187       311    (213)     (327)
CCI                    544     5,258       (18)    -        -


AGI's results in each year primarily reflect the equity in earnings of cogeneration facilities in which AGI has an ownership interest. AGI's 1996 results reflect the contingency of a $1.6 million net of tax loss from the sale of a cogeneration facility located in New York.

ASP's results in each year reflect the vacancy in its commercial site due to generally poor market conditions in commercial real estate. Additionally, 1996 and 1994 include net after tax write-downs of the carrying value of the commercial site of $0.8 million and $1.7 million, respectively.

ATE's 1996 and 1995 results reflect changes in interest expense associated with its revolving credit and term loan agreement during each year.

ATS's results for the years 1996 and 1995 reflect administrative and general costs for business development and construction of heating and cooling systems. Operating expenses were offset in part by revenues generated from the operation and maintenance of customer heating and cooling facilities in 1996 and 1995. ATS has agreements with three casinos in Atlantic City, New Jersey to operate their heating and cooling systems. As part of these agreements, ATS has paid $18.0 million in license fees for the right to operate and service such systems for a period of 20 years. These fees are recorded on the Consolidated Balance Sheet as License Fees and are being amortized to expense over the life of the contracts.

AEI and AEE parent-only operations, excluding equity in the results of subsidiary companies, generally reflect administrative and general expenses for management of their respective subsidiaries. AEI incurred losses of $3.6 million and $1.6 million in 1996 and 1995, respectively. AEI's 1996 results reflect the impact of merger-related costs. AEI's 1996 and 1995 results also reflect interest charges associated with a line of credit established to fund repurchases of common stock and certain affiliate capital needs. AEE incurred losses of $1.7 million and $2.4 million in 1996 and 1995, respectively. AEE 1996 activity reflects an after tax loss of $1.1 million from its equity investment in Enerval, LLC, due to a combination of unhedged gas sales agreements and higher spot market prices for gas.

AEII reflects a net loss of $0.6 million in 1996 due to the consulting and administrative costs of developing a new line of business.

NOTE 7.  CUMULATIVE PREFERRED SECURITIES OF ACE

ACE has authorized 799,979 shares of Cumulative Preferred Stock, $100 Par Value, two million shares of No Par Preferred Stock and three million shares of Preference Stock, No Par Value. Information relating to outstanding shares at December 31 is shown in the table below.
                                                             Current
                                                       Optional
         Par          1996                 1995       Redemption
Series  Value  Shares     (000)     Shares     (000)   Price
Not Subject to Mandatory Redemption:
4%     $100   77,000   $ 7,700      77,000  $  7,700   $105.50
4.10%   100   72,000     7,200      72,000     7,200    101.00
4.35%   100   15,000     1,500      15,000     1,500    101.00
4.35%   100   36,000     3,600      36,000     3,600    101.00
4.75%   100   50,000     5,000      50,000     5,000    101.00
5%      100   50,000     5,000      50,000     5,000    100.00
7.52%   100     -         -        100,000    10,000      -
Total                  $30,000              $ 40,000
Subject to Mandatory Redemption:
$8.25  None    -       $  -         50,000  $  5,000      -
$8.53  None    -          -        120,000    12,000      -
$8.20  None  300,000    30,000     500,000    50,000      -
$7.80  None  239,500    23,950     700,000    70,000      -
Total                   53,950               137,000
Less portion due within
one year                10,000                22,250
Total                  $43,950              $114,750

Cumulative Quarterly Preferred Income Securities:
8.25%  None 2,800,000  $70,000              $   -         -

Cumulative Preferred Stock Not Subject to Mandatory Redemption is redeemable solely at the option of ACE. If preferred dividends are in arrears for at least a full year, preferred stockholders have the right to elect a majority of directors to the Board of Directors until all dividends in arrears have been paid.

On February 1, 1996, ACE redeemed the remaining 120,000 shares of its $8.53 No Par Preferred Stock at a price of $101.00 per share.

On August 1, 1996, ACE redeemed 200,000 shares of its $8.20 No Par Preferred Stock at a price of $100 per share in accordance with its annual sinking fund requirement. Sinking fund provisions require 100,000 shares be redeemed annually on August 1st and, at ACE's option, an additional 100,000 shares may be redeemed on any sinking fund date without premium.

On September 16, 1996, ACE redeemed 100,000 shares of its 7.52% Preferred Stock $100 Par Value at a price of $101.88 per share and the remaining 50,000 shares of its $8.25 No Par Preferred Stock at a price of $104.45 per share. On August 29, 1996, a tender offer was initiated for ACE's $7.80 No Par Preferred Stock. Pursuant to the tender offer and subsequent agreements, ACE purchased a total of 460,500 shares at a price of $111.00 per share. In accordance with BPU approval, premiums associated with these redemptions are being deferred and amortized over the life of the 8.25% Cumulative Quarterly Income Preferred Securities.

Beginning May 1, 2001, 115,000 shares of the remaining $7.80 No Par Preferred Stock must be redeemed annually through the operation of a sinking fund at a redemption price of $100 per share. ACE has the option to redeem up to an additional 115,000 shares without premium on any annual sinking fund date.

Embedded cost of Preferred Securities as of December 31, 1996, 1995 and 1994 was 7.4%, 7.4% and 7.6%, respectively.

At December 31, 1996, the minimum annual sinking fund requirements of the Cumulative Preferred Stock Subject to Mandatory Redemption for the next five years are $10 million in each of the years 1997 through 1999 and $11.5 million in 2001.

On October 1, 1996, Atlantic Capital I, a newly formed grantor trust, issued $70 million of 8.25% Cumulative Quarterly Income Preferred Securities (CQIPS) with a stated liquidation preference of $25 each. Atlantic Capital I, established for the sole purpose of issuing the CQIPS, invested the proceeds in 8.25% Junior Subordinated Deferrable Interest Debentures (Junior Debentures) of ACE. ACE reserves the right to defer payment of interest on the debentures for up to 20 consecutive quarters. During such a deferral period, certain dividend restrictions would apply to ACE's Common and Preferred stock. The CQIPS and Junior Debentures are scheduled to mature on October 1, 2026, but such maturity may be extended to a date not later than October 1, 2045, if certain conditions are met. Proceeds from the sale of the Junior Debentures were used to fund the redemption and purchase of shares of ACE's preferred stock described above. Atlantic Capital I is a grantor trust of ACE and as such, the transactions of the trust are consolidated into the financial statements of ACE. The Junior Debentures are eliminated in consolidation.
NOTE 8.  DEBT

                                     Maturity     December 31,
           Series                      Date      1996      1995
(000)
5-1/8% First Mortgage Bonds          2/1/1996 $   -     $  9,980
Medium Term Notes Series B (6.28%)       1998   56,000    56,000
Medium Term Notes Series A (7.52%)       1999   30,000    30,000
Medium Term Notes Series B (6.83%)       2000   46,000    46,000
Medium Term Notes Series C (6.86%)       2001   40,000    40,000
7-1/2% First Mortgage Bonds          4/1/2002   20,000    20,000
Medium Term Notes Series C (7.02%)       2002   30,000    30,000
Medium Term Notes Series B (7.18%)       2003   20,000    20,000
7-3/4% First Mortgage Bonds          6/1/2003   29,976    29,976
Medium Term Notes Series A (7.98%)       2004   30,000    30,000
Medium Term Notes Series B (7.125%)      2004   28,000    28,000
Medium Term Notes Series C (7.15%)       2004    9,000     9,000
Medium Term Notes Series B (6.45%)       2005   40,000    40,000
6-3/8% Pollution Control Series     12/1/2006    2,500     2,500
Medium Term Notes Series C (7.15%)       2007    1,000     1,000
Medium Term Notes Series B (6.76%)       2008   50,000    50,000
Medium Term Notes Series C (7.25%)       2010    1,000     1,000
6-5/8% First Mortgage Bonds          8/1/2013   75,000    75,000
7-3/8% Pollution Control Series A   4/15/2014   18,200    18,200
Medium Term Notes Series C (7.63%)       2014    7,000     7,000
Medium Term Notes Series C (7.68%)       2015   15,000    15,000
Medium Term Notes Series C (7.68%)       2016    2,000     2,000
8-1/4% Pollution Control Series A   7/15/2017    4,400     4,400
6.80% Pollution Control Series A     3/1/2021   38,865    38,865
7% First Mortgage Bonds              9/1/2023   75,000    75,000
5.60% Pollution Control Series A    11/1/2025    4,000     4,000
7% First Mortgage Bonds              8/1/2028   75,000    75,000
6.15% Pollution Control Series A     6/1/2029   23,150    23,150
7.20% Pollution Control Series A    11/1/2029   25,000    25,000
7%    Pollution Control Series B    11/1/2029    6,500     6,500
Total                                          802,591   812,571
Debentures:
5-1/4%                               2/1/1996     -        2,267
7-1/4%                               5/1/1998    2,600     2,619
Total                                            2,600     4,886
Amortized Premium and Discount-Net              (2,771)   (2,854)
Total Long Term Debt-ACE                       802,420   814,603
Less Portion Due within one year-ACE               175    12,247
Long Term Debt-ACE                             802,245   802,356
Long Term Debt-AEI                              37,575    34,500
Long Term Debt-ATE                              33,500    33,500
Long Term Debt-ATS                              54,500    12,500
Less Portion Due within One Year                98,075    53,000
                                              $829,745  $829,856

Medium Term Notes have varying maturity dates and are shown with the weighted average interest rate of the related issues within the year of maturity. Substantially all of ACE's utility plant is subject to the lien of the Mortgage and Deed of Trust dated January 15, 1937, as amended and supplemented, collateralizing ACE's First Mortgage Bonds.


ACE

ACE had authority to issue $150 million in short term debt, comprised of $100 million of committed lines of credit and $50 million on a when offered basis. At December 31, 1996 ACE had $85.1 million of unused short-term borrowing capacity. ACE's weighted daily average interest rate on short term debt was 5.6% for 1996 and 6.3% for 1995.

On February 1, 1996, $9.98 million of 5-1/8% First Mortgage Bonds and $2.267 million of 5-1/4% Debentures of the Company matured.
On May 1, 1996, the Company satisfied the sinking fund requirements of $0.1 million for its 7-1/4% Debentures.

At December 31, 1996, 1995 and 1994, ACE's embedded cost of long term debt was 7.5%, 7.5% and 7.6%, respectively.

AEE
Long term debt of ATE includes $15 million of 7.44% Senior Notes due 1999. Also, ATE has a revolving credit and term loan agreement which provides for borrowings of up to $25 million during successive revolving credit and term loan periods through June 1997. There were $18.5 million in borrowings outstanding under this agreement at December 31, 1996 and 1995. Interest rates on borrowings when outstanding are determined by reference to periodic pricing options available under the facility. ATE was charged interest rates ranging from 5.8% to 6.5% on these loans during 1996.

In December 1995, ATS through a partnership arrangement, borrowed $12.5 million of proceeds from the sale of special, limited bonds issued by the New Jersey Economic Development Authority due December 1, 2009. The bonds paid an initial rate of 3.7% for the 120 day period ending on April 30, 1996. The bonds were subject to a mandatory tender and were remarketed at fixed rates ranging from 3.5% to 3.6% twice within the year. The borrowed funds are currently restricted in trust and invested in U. S. Treasury Securities. The availability of the borrowed funds for their intended use and the ultimate term of the borrowings are subject to certain conditions. The bonds may be remarketed for additional periods until December 1998, at which time, the bonds must be redeemed if the escrow release conditions are not satisfied. ATS cannot estimate, with any certainty, when or if the conditions attached to the escrow release will be satisfied.

In August 1996, ATS established a $100 million revolving credit and term loan facility, of which up to $20 million can be used to establish letters of credit. As of December 31, 1996, $42 million was outstanding under this facility. Interest rates on borrowings are based on senior debt ratings and on the borrowing options selected by ATS. Interest rates on the borrowings outstanding ranged from 5.8% to 6.0% in 1996. This facility will be primarily used for construction of the Midtown Energy Center in Atlantic City, New Jersey which began in November 1996. Aggregate commitment fees on unused credit lines of revolving AEE credit agreements were not significant.

AEI
Under AEI's $75 million revolving credit and term loan facility, AEI had $37.6 million and $34.5 million outstanding in borrowings at December 31, 1996 and 1995, respectively. Interest rates are based on senior debt ratings and on the borrowing option selected by AEI. Interest on the borrowings outstanding ranged from 5.59% to 8.25% for 1996. This facility, established in September 1995, has been used to fund acquisitions of Company common stock and other general corporate purposes. Commitment fees were not significant.

AEI's weighted daily average interest rate on its short term debt was 6.3% for 1995. AEI had no short term debt in 1996.

                              Long Term Debt
                 Maturities and Sinking Fund Requirements
        ACE        AEI        ATS        ATE        TOTAL

(000)
1997  $   175    $37,575    $42,000    $18,500     $98,250
1998   58,575        -       12,500        -        71,075
1999   30,075        -          -       15,000      45,075
2000   46,075        -          -          -        46,075
2001   40,075        -          -          -        40,075


NOTE 9.  COMMON SHAREHOLDERS' EQUITY

In addition to public offerings, Common Stock may be issued through the Dividend Reinvestment and Stock Purchase Plan (DRP), ACE benefit plans (ACE plans), the Equity Incentive Plan (EIP) and Employee Stock Purchase Plan (ESPP). The number of shares of Common Stock issued (forfeited), and the number of shares reserved for issuance at December 31, 1996, were as follows:

                  1996        1995         1994       Reserved
DRP                 -           -         699,493     723,975
ACE Plans       (28,844)     (7,601)       (5,046)    177,483
EIP                (555)      9,234       175,712     615,609
ESPP                -           -             -       400,000
Total           (29,399)      1,633       870,159

The Company has a program to reacquire up to three million shares of the Company's Common Stock outstanding. There is no schedule or specific share price target associated with the reacquisitions. The authorized number of shares is not to be affected. During 1995, the Company reacquired and cancelled 1,625,000 shares for a total cost of $29.6 million with prices ranging from $17.625 to $18.875 per share. At December 31, 1996 and 1995, the Company has reacquired and cancelled 1,846,700 shares of its common stock at a total cost of $33.5 million. The Company did not reacquire and cancel any shares under this program during 1996.

In April 1996, the shareholders of AEI approved the ESPP. Under this plan, eligible employees can purchase shares of common stock at a 15% discount. The offering periods begin on August 15 in each of the years 1996-1999 and end August 14 of the following year. The maximum number of shares that shall be issued under this plan shall be 100,000 in each of the offering periods up to a total of 400,000 shares.

Pursuant to ACE's certificate of incorporation, ACE is subject to certain limitations on the payment of dividends to the Company, which is the holder of all of ACE's common stock. When full dividends have been paid on the Preferred Stock Securities of ACE for all past quarterly-yearly dividend periods, dividends may be declared and paid by ACE on its common stock, as determined by the Board of Directors of ACE, out of funds legally available for the payment of dividends.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Construction Program

ACE cash construction expenditures for 1997 are estimated to be approximately $99 million. Nonutility capital expenditures for 1997 are estimated to be $67 million.

Insurance Programs - ACE

Nuclear
ACE is a member of certain insurance programs that provide coverage for contamination and property damage to members' nuclear generating plants. Facilities at the Peach Bottom, Salem and Hope Creek stations are insured against property damage losses up to $2.75 billion per site under these programs.

In addition, ACE is a member of an insurance program which provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specific conditions. The insurer for nuclear extra expense insurance provides stated value coverage for replacement power costs incurred in the event of an outage at a nuclear unit resulting from physical damage to the nuclear unit. The stated value coverage is subject to a deductible period of the first 21 weeks of any outage. Limitations of coverage include, but are not limited to, outages 1) not resulting from physical damage to the unit, 2) resulting from any government mandated shutdown of the unit, 3) resulting from any gradual deterioration, corrosion, wear and tear, etc. of the unit, 4) resulting from any intentional acts committed by an insured and 5) resulting from certain war risk conditions. Under the property and replacement power insurance programs, ACE could be assessed retrospective premiums in the event the insurers' losses exceed their reserves. As of December 31, 1996, the maximum amount of retrospective premiums ACE could be assessed for losses during the current policy year was $4.9 million under these programs.


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

Nuclear Plant Decommissioning - ACE
ACE has a trust to fund the future costs of decommissioning each of the five nuclear units in which it has an ownership interest. The current annual funding amount, as authorized by the BPU, totals $6.4 million and is provided for in rates charged to customers. The funding amount is based on estimates of the future cost of decommissioning each of the units, the dates that decommissioning activities are expected to begin and return to be earned by the assets of the fund. The present value of ACE's nuclear decommissioning obligation, based on costs adopted by the BPU in 1991 and restated in 1996 dollars, is $158 million. Decommissioning activities as approved by the BPU were expected to begin in 2006 and continue through 2032. The total estimated value of the trust at December 31, 1996, inclusive of the present value of future funding, based on current annual funding amounts and expected decommissioning dates approved by the BPU, is approximately $137 million, without earnings on or appreciation of the fund assets. In accordance with BPU regulations, updated site-specific studies based on 1995 costs have been performed and submitted to the BPU for review. Any revisions to the amounts to be recognized and recovered in rates as a result of the updated studies are subject to the review and approval of the BPU and cannot be determined at this time. ACE will seek to adjust these estimates and the level of rates collected from customers in future BPU proceedings to reflect changes in decommissioning cost estimates and the expected levels of inflation and interest to be earned by the assets in the trust.

Purchased Capacity and Energy Arrangements - ACE

ACE arranges with various providers of bulk energy to obtain sufficient supplies of energy to satisfy current and future energy requirements of the company. Arrangements may be for generating capacity and associated energy or for energy only. Terms of the arrangements vary in length to enable ACE to optimally manage its supply portfolio in response to changing near and long term market conditions. At December 31, 1996, ACE has contracted for 707 megawatts (MWs) of purchased capacity with terms remaining of 2 to 28 years and an additional 175 MWs commencing in 1999 for 10 years. Information regarding these arrangements relative to ACE was as follows:

                               1996        1995        1994
As a % of Capacity (year end)     30%         30%         29%
As a % of Generation              55%         52%         48%
Capacity charges (millions)   $195.7      $190.6      $130.9
Energy charges (millions)     $145.1      $135.4      $128.6

Amounts for purchased capacity are shown on the Consolidated Statement of Income as Purchased Capacity. Of these amounts, charges of certain nonutility providers are recoverable through the LEC, which amounted to $165.3 million, $162.7 million and $77.0 million in 1996, 1995 and 1994, respectively. Minimum future payments for purchased capacity and energy under contract for the years 1997 through 2001 are performance driven and cannot be reasonably estimated.

Environmental Matters - ACE
The provisions of Title IV of the Clean Air Act Amendments of 1990 (CAAA) require, among other things, phased reductions of sulfur dioxide (SO2) emissions by 10 million tons per year, a limit on SO2 emissions nationwide by the year 2000 and reductions in emissions of nitrogen oxides (NOx) by approximately 2 million tons per year. ACE's wholly-owned B.L. England Units 1 and 2 and its jointly-owned Conemaugh Units 1 and 2 are in compliance with Phase I requirements as the result of installation of scrubbers at each station. All of ACE's fossil-fuel steam generating units are affected by Phase II (2000) of the CAAA. A compliance plan for these units currently reflects capital expenditures of approximately $8.5 million in 1997 through 2001. The jointly-owned Keystone Station is impacted by the SO2 and NOx provisions of Title IV of the CAAA during Phase II. The Keystone owners plan to primarily rely on emission allowances to comply with the CAAA through the year 2000.

Salem Nuclear Generating Station

ACE is an owner of 7.41% of Salem Units 1 and 2, which are operated by PS. Salem Units 1 and 2 have been out of service since May 16, 1995 and June 7, 1995, respectively. The Salem units represent 164 MWs of ACE's total installed capacity of 2,385.7 MWs.

During these outages, PS has made significant changes and improvements related to the people, processes and equipment at Salem to improve the long-term reliability of the units. Salem Unit 2 is in the final stages of preparation for restart. The reactor has been refueled and reassembled and the reactor coolant pumps have been tested and placed in service. Over 90% of the total work activities have been completed and approximately 80% of the plant systems have been restored. Salem Unit 2 is currently expected to return to service in the second quarter of 1997.

Salem Unit 1 is currently expected to return to service in the fall of 1997, after replacement of the unit's four steam generators, which was required in order to correct a generic problem with certain pressurized water reactors. Removal of the old steam generators has been completed and installation of the new steam generators is underway. The estimated cost of purchasing and installing the steam generators is between $150 million and $170 million, of which ACE's share is between $11.1 million and $12.6 million. In addition, the cost of the disposal of the old steam generators could be as much as $20 million, of which ACE's share would be $1.5 million.

Effective December 31, 1996, ACE entered into a Stipulation Agreement (Agreement) with PS for the purpose of limiting ACE's exposure to Salem's 1997 operation and maintenance (O&M) expenses. Pursuant to the terms of the Agreement, ACE will pay to PS $10.0 million of O&M expense as a fixed charge payable in twelve equal installments beginning February 1, 1997. ACE's obligation for any additional contribution to 1997 Salem O&M expenses, of which ACE's estimated share would be $21.8 million, is based on performance and directly related to the timely return and operation of Salem Units 1 and 2. To the extent ACE derives a savings against 1997 O&M expenditures, those savings will offset replacement power costs incurred due to the unavailability of the Salem Units. As a result of this Agreement, ACE has agreed to dismiss the complaint filed in the Superior Court of New Jersey in March 1996 alleging negligence and breach of contract.

On February 27, 1996, the Salem co-owners filed a Complaint in United States District Court for the District of New Jersey against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, under Federal and state statutes alleging fraud, negligent misrepresentation and breach of contract. The Westinghouse complaint seeks compensatory and punitive damages. On April 30, 1996, Westinghouse filed an answer and a counterclaim of $2.5 million for unpaid work. The litigation is in the process of discovery and investigation.

ACE is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. In accordance with the standard, ACE anticipated that it would incur a nuclear performance penalty for 1995 and had recorded a provision for such. According to the Salem outage stipulation agreement as previously discussed in Note 3, the performance of Salem Units 1 and 2 shall not be included in the calculation of a nuclear performance penalty for the period each unit was taken out of service up to each unit's respective return-to-service date. The parties to the stipulation agreed that for the years 1995 and 1996, there will be no penalty or reward under the nuclear performance standard. ACE had recorded a 1995 performance penalty of $0.8 million, net of tax. This amount has been incorporated into the net amount recorded for the Salem stipulation discussed in Note 3.

The outage of each Salem unit causes ACE to incur replacement power costs of approximately $0.7 million per unit per month. ACE's replacement power costs for the current outage for each unit, up to the agreed upon return-to-service dates, will be recoverable in rates in ACE's next LEC proceeding. As discussed above, replacement power costs incurred after the respective agreed upon return-to-service dates for the Salem units will not be recoverable in rates.

Competition

Competition is expected to increase for electric energy markets historically served exclusively by regulated utilities. In recent years, changing laws and governmental regulations permitting competition from other utilities and nonregulated energy suppliers have prompted some customers to use self-generation or alternative sources to meet their electric needs. As the electric utility industry transitions from a regulated to a competitive industry, utilities may not be able to recover certain costs. These costs, which are known as "stranded" costs, could result from the shift from cost of service based pricing to market based pricing and from customers choosing different energy suppliers than ACE. Potential types of stranded costs include 1) above-market costs associated with generation facilities or long term power purchase agreements and 2) regulatory assets, which are expenses deferred and expected to be recovered from customers in the future.

In April 1996, the Federal Energy Regulatory Commission issued Order No. 888 "Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Service by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities". The Order is designed to remove impediments to competition in the wholesale bulk power marketplace, to bring more efficient, lower cost power to electricity consumers, and provide an equitable means to transition the industry to the new environment. Under this Order utilities are required to offer transmission services for wholesale energy transactions to others on a nondiscriminatory basis. Tariffs have been established by ACE for these services, which ACE must also apply to its own wholesale energy transactions.

On January 16, 1997, the BPU issued a Draft Phase II of the New Jersey Energy Master Plan (the Plan). In the Plan, the BPU has recommended that retail customers in New Jersey have the ability to choose their electric energy supplier beginning in October 1998 using a phase-in plan that will include all retail customers by April 2001. Customers would be able to sign an agreement with a third-party energy supplier and each electric utility, including ACE, would continue to be responsible for providing distribution service. Price and service quality for such distribution would continue to be regulated by the BPU.

Beginning October 1998, costs for electric service, which consist of power generation, transmission, distribution, metering and billing will need to be unbundled. Transmission service would be provided by an Independent System Operator which would be responsible for maintaining a regional power grid that would continue to be regulated by FERC.

The Plan states that the BPU is committed to assuring that a fully competitive marketplace exists prior to the ending of its economic regulation of power supply. At a minimum, utility generating assets and functions must be separated and operate at arms length from the transmission, distribution and customer service functions of the electric utility. The BPU reserves final judgment on the issue of requiring divestiture of utility generating assets until detailed analyses of the potential for market power abuses by utilities have been performed.

The Plan addresses the issue of "stranded" costs related to the generating capacity currently in utility rates. High costs of construction and operations incurred by the jointly-owned nuclear power plants and the long-term high cost supply contracts with independent power producers are two significant contributing factors. The report proposes recovery of stranded costs over a four to eight year period, through a specific market transition charge which will be a separate component of a customer's bill. Determination of the recoverability of costs will be on a case by case basis with no guarantee for 100% recovery of eligible stranded costs.

The Plan provides that the opportunity for full recovery of such eligible costs is contingent upon and may be constrained by the utility meeting a number of conditions, including achievement of a BPU goal of delivering a near term rate reduction to customers of five to ten percent. The Plan states that the independent power contracts must be eligible for stranded cost recovery.

The Plan further states that utilities are obligated to take all reasonably available measures to mitigate stranded costs caused by the introduction of retail competition. The Plan further notes that New Jersey is studying the "securitization" of stranded costs as a means of financing these costs at interest rates lower than the utility cost of capital, thereby helping to mitigate the rate impact of stranded cost recovery. Recovery of securitization may occur over a different period of time. The Plan also suggests that a cap may be imposed on the level of the charge as a mechanism to achieve the goal of overall rate reduction.


The BPU intends to issue final findings and recommendations on the electric utility industry restructuring Plan in April 1997.
Each electric utility in the State is to file a complete restructuring plan, stranded cost filing and unbundled rate filing no later than July 15, 1997.

ACE has not filed for accelerated depreciation of any capital assets or special rate plans applicable to particular classes of customers. However, in 1996 ACE entered into BPU approved Off-Tariff Rate Agreements (OTRA's) with at-risk customers which provide for special rates for customers who may choose to leave ACE's energy system because they have alternative energy sources available. To date, the aggregate amount of such reduced rate agreements was $2.2 million, net of tax.

ACE has significant long term contract commitments to purchase capacity and energy from nonutility sources at above-market costs. Recovery of amounts associated with these contracts is through ACE's LEC, for which rates are subject to approval by the BPU annually.

In connection with the BPU's Plan, ACE is uncertain as to the level of stranded costs that may arise or the degree to which these costs will be recovered. If the final restructuring plan requires ACE to recognize amounts as unrecoverable, ACE may be required to write down asset values, and such writedowns could be material.

Other
The Energy Policy Act of 1992 permits the Federal government to assess investor-owned electric utilities that have ownership interests in nuclear generating facilities. The assessment funds the decontamination and decommissioning of Federally operated nuclear enrichment facilities. Based on its ownership in five nuclear generating units, ACE has a liability of $5.3 million and $6.0 million at December 31, 1996 and 1995, respectively, for its obligation to be paid over the next 12 years. ACE has an associated regulatory asset of $5.7 million and $6.4 million at December 31, 1996 and 1995, respectively. Amounts are currently being recovered in rates for this liability and the regulatory asset is concurrently being amortized to expense based on the annual assessment billed by the Federal government.

In March 1996, the New Jersey Department of Treasury and the BPU jointly proposed to replace the energy excise tax currently imposed on electric and gas utilities. Under the proposal, utilities would pay a state corporate business tax, a state sales tax of six percent collected on all retail sales of energy services and a state transitional energy facilities assessment tax (TEFA) for a limited number of years. A gradual phase-out of the TEFA is proposed. At the completion of the TEFA phase-out, the total energy tax burden would be reduced by approximately 45%.
Note 11.  REGULATORY ASSETS AND LIABILITIES - ACE

Costs incurred by ACE that have been permitted, or are expected to be permitted, by the BPU to be deferred for recovery in rates in more than one year, or for which future recovery is probable, are recorded as regulatory assets. Regulatory assets are amortized to expense over the period of recovery. Total regulatory assets at December 31 are as follows:
                                                        Remaining
                                                        Recovery
(000)                               1996        1995    Period*
Recoverable Future Federal
 Income Taxes                      $85,858     $85,858      (A)
Unrecovered Purchased Power Costs:
 Capacity Cost                      64,658      80,598   4 years
Contract Renegotiation Costs       18,742      19,219    18 years
Unrecovered State Excise Taxes      54,714      64,274    6 years
Unamortized Debt Costs-Refundings   29,878      33,110 1-30 years
Deferred Energy Costs(See Note 1)   33,529      31,434      (B)
Other Regulatory Assets:
 Postretirement Benefits Other
   Than Pensions (See Notes 3&4)    32,609      26,227      (A)
 Asbestos Removal Costs              9,086       9,356    33 years
Decommissioning/Decontaminating
 Federally-owned Nuclear Units
  (See Note 10)                      5,726       6,404    12 years
Other                               12,154      12,581
                                  $346,954    $369,061
*From December 31, 1996
(A)  Pending future recovery
(B)  Recovered over annual LEC period

Recoverable Future Federal Income Taxes is the amount of revenue expected to be collected from ratepayers for deferred tax costs to be paid in future years. Unrecovered Purchased Power Capacity Costs represent deferrals of prior capacity costs then in excess of levelized revenues associated with a certain long term capacity arrangement. Levelized revenues have since been greater than costs, permitting the deferred costs to be amortized to expense. Contract Renegotiation Costs were incurred through renegotiation of a long term capacity and energy contract with a certain independent power producer. Unrecovered State Excise Taxes represent additional amounts paid as a result of prior legislative changes in the computation of state excise taxes. Unamortized Debt Costs associated with debt reacquired by refundings are amortized over the life of the related new debt. Asbestos Removal Costs were incurred to remove asbestos insulation from a wholly-owned generating station. Included in Other are certain amounts being recovered over a period of one to five years. At December 31, 1996, ACE had a $13 million liability recorded as a result of the credits to customers from the October 22, 1996 Stipulation Agreements (See Note 3). The credits have been made during January and February 1997 and were based on customer usage from January through October 1996. No regulatory liabilities existed at December 31, 1995.

NOTE 12.  LEASES

ACE leases from others various types of property and equipment for use in its operations. Certain of these lease agreements are capital leases consisting of the following at December 31:

(000)                                1996       1995
Production plant                   $ 6,642    $ 9,097
Less accumulated amortization        5,005      6,810
Net                                  1,637      2,287
Nuclear fuel                        38,277     38,591
Leased property-net                $39,914    $40,878

ACE has a contractual obligation to obtain nuclear fuel for the Salem, Hope Creek and Peach Bottom stations. The asset and related obligation for the leased fuel are reduced as the fuel is burned and are increased as additional fuel purchases are made. No commitments for future payments beyond satisfaction of the outstanding obligation exist. Operating expenses for 1996, 1995 and 1994 include leased nuclear fuel costs of $8.7 million, $11.2 million and $14.1 million, respectively, and rentals and lease payments for all other capital and operating leases of $2.6 million, $3.9 million and $5.3 million, respectively. Future minimum rental payments for all noncancellable lease agreements are less than $2.4 million per year for each of the next 5 years.

ATE is the lessor in five leveraged lease transactions consisting of three aircraft and two containerships with total respective costs of approximately $168 million and $76 million. Remaining lease terms for all leases approximate 14 to 15 years. The Company's equity participation in the leases range from 22% to 32%. Funding of the investment in the leveraged lease transactions is comprised of equity participation by ATE and financing provided by third parties as long term debt without recourse to ATE. The lease transactions provide collateral for such third parties, including a security interest in the leased equipment. Net investment in leveraged leases at December 31 was as follows:
(000)                                     1996         1995
Rentals receivable (net of principal
 and interest on nonrecourse debt)     $ 50,898     $ 50,955
Estimated residual values                53,435       53,435
Unearned and deferred income            (24,646)     (25,431)
Investment in leveraged leases           79,687       78,959
Deferred taxes arising from leveraged
 leases                                 (76,671)     (71,064)
Net investment in leveraged leases     $  3,016     $  7,895

Note 13.  Financial Instruments

A number of items within Current Assets and Current Liabilities on the Consolidated Balance Sheet are considered to be financial instruments because they are cash or are to be settled in cash. Due to their short-term nature, the carrying values of these items approximate their fair market values. Accounts Receivable - Utility Service and Unbilled Revenues are subject to concentration of credit risk because they pertain to utility service conducted within a fixed geographic region. Investments in Leveraged Leases are subject to concentration of credit risk because they are exclusive to a small number of parties within two industries. The Company has recourse to the affected assets under lease. These leased assets are of general use within their respective industries.

ACE's long term debt and preferred securities and ATE's long term debt securities are not widely held and generally trade infrequently. The estimated aggregate fair market value of debt securities has been determined based on quoted market prices for the same or similar debt issues or on securities of companies with similar credit quality, coupon rates and maturities. The aggregate fair market value of preferred securities has been determined using market information available from actual trades or of trades of similar instruments of companies with similar credit quality. At December 31 the amounts are as follows:

                                  Market Value
                    Long Term Debt and Preferred Securities
                             (in millions)
                                  1996                  1995
                          Carrying    Market     Carrying   Market
                           Value      Value        Value     Value
ACE Long Term Debt         $802.4     $828.8      $814.6    $851.0
ACE Preferred Stock          74.0       77.1       177.0     172.0
CQIPS                        70.0       69.3         -          -
ATE Long Term Debt           33.5       34.0        33.5      34.5
ATS Long Term Debt           54.5       54.5        12.5      12.5
AEI Long Term Debt           37.6       37.6        34.5      34.5

NOTE 14.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Quarterly financial data, reflecting all adjustments necessary in the opinion of management for a fair presentation of such amounts, are as follows:
                                                    Dividends
         Operating  Operating   Net     Earnings      Paid
Quarter  Revenues    Income    Income   Per Share   Per Share
1996       (000)      (000)     (000)
1st      $245,325   $ 32,980   $15,535     $ .29       $.385
2nd       225,678     27,685    10,250       .20        .385
3rd       281,965     51,344    32,567       .62        .385
4th       227,287     20,418       415       .01        .385

Annual   $980,255   $132,428   $58,767     $1.12       $1.54
1995
1st      $218,626   $ 27,584  $ 11,469     $ .21        .385
2nd       206,232     27,771    10,568       .20        .385
3rd       302,685     66,482    48,745       .93        .385
4th       225,594     26,700    10,986       .21        .385

Annual   $953,137   $148,537   $81,768     $1.55       $1.54

Third quarter results generally exceed those of other quarters due to increased sales and higher residential rates for ACE.

Individual quarters may not add to the total due to rounding.

The fourth quarter 1996 Net Income reflects an increase in ACE's electric sales offset in part by the increase in energy expense due to increased sales, recovery of previously deferred energy costs and an increase in operations and maintenance expense related to Salem. During the fourth quarter of 1996 nonutility operations recorded a $1.6 million, net of tax loss contingency for the sale of the Binghamton Cogeneration Facility by AGI, $0.8 million, net of tax write-down of the carrying value of ASP's commercial building and $1.1 million, net of tax loss for AEE's investment in Enerval, LLC.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
   None

PART III
ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information for this item concerning Directors of the Company is set forth in the section entitled "Nominees for Election" on page 3 of the Company's Notice of 1997 Annual Meeting of Shareholders and definitive Proxy Statement, which is incorporated by reference. The information required by Item 10 of Form 10-K with respect to the executive officers of the Company and the directors of ACE is, pursuant to Instruction 3 to Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under the heading "Executive Officers".

ITEM 11   EXECUTIVE COMPENSATION

     Information for this item with respect to the amounts paid to the five most highly compensated executive officers of the Company and ACE, is set forth in the section entitled "Table 1-Summary Compensation Table" on page 14 of the Company's Notice of 1997 Annual Meeting of Shareholders and definitive Proxy Statement, which is incorporated herein by reference. The cash compensation paid to 11 executive officers of ACE, as a group, in 1996 was $2,399,052.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item as to compliance with
Section 16(a) of the Exchange Act is contained in the section captioned "Stock Ownership of Directors and Officers" on page 6 of the Company's Notice of 1997 Annual Meeting of Shareholders and definitive Proxy Statement, which is incorporated herein by reference.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 1996, Marilyn T. Powell, Vice President of the Company and Senior Vice President-Marketing and Distribution of ACE was provided a bridge loan for the purpose of establishing a local residence within commuting distance of the Company's principal offices. This bridge loan had been offered as an inducement to the employment of Marilyn T. Powell in order to relocate from the State of Connecticut. Pursuant to an agreement, an interest-free loan in the amount of $185,000 was made, to be repaid six months from the date of the agreement or upon sale of Ms. Powell's primary residence. The loan was repaid in full on May 23, 1996.

PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

Exhibits:  See Exhibit Index attached.

The following financial information, financial statements and notes to financial statements for the Company and ACE are filed herein:

Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Statement of Income for the three years ended December 31, 1996; Consolidated Statement of Cash Flows for the three years ended December 31, 1996; Consolidated Balance Sheet - December 31, 1996 and December 31, 1995; Consolidated Statement of Changes in Common Shareholder's Equity; Notes to Consolidated Financial Statements;
Independent Auditors' Report.

Reports on Form 8-K:

   Current Reports on Form 8-K were filed, dated February 23,
1996, May 29, 1996, June 26, 1996, July 25, 1996, August 13,
1996, October 23, 1996, January 6, 1997, January 27, 1997 and
January 31, 1997 relating to the shutdown, and subsequent
events, of Salem Units 1 and 2, the announcement of the merger agreement between the Company and Delmarva Power & Light
Company, the settlement agreement between ACE and PS and the
BPU's Draft Phase II of the New Jersey Energy Master Plan.

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

Date: March 14, 1997                    By:  /s/ J. L. Jacobs

                                                 J. L. Jacobs

Title: Chairman, Chief Executive Officer and Director of Atlantic Energy, Inc. and Chairman,
       Chief Executive Officer and Director of
       Atlantic City Electric Company

Date:  March 14, 1997                   By:  /s/ M. J. Barron

                                                 M. J. Barron

Title: Vice President and Chief Financial Officer of Atlantic
       Energy, Inc. and Senior Vice President and Chief
       Financial Officer of Atlantic City Electric Company

DIRECTORS OF ATLANTIC ENERGY, INC.:
Gerald A. Hale*                 Richard B. McGlynn*
Matthew Holden, Jr.*            Bernard J. Morgan*
Cyrus H. Holley*                Harold J. Raveche*
Kathleen MacDonnell*

A MAJORITY OF DIRECTORS OF ATLANTIC CITY ELECTRIC COMPANY:
Michael J. Chesser*             James E. Franklin II*
Meredith I. Harlacher, Jr.*     Henry K. Levari, Jr.*
M. T. Powell *


Date:   March 14, 1997                  *By:  /s/ M. J. Barron

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

3b  By-Laws of Atlantic Energy, Inc. as amended July 13, 1995
(File No. 1-9760, Form 10-Q for the quarter ended June 30, 1995
- Exhibit 3b(1).

3c Agreement of Merger between Atlantic City Electric Company and South Jersey Power & Light Company filed June 30, 1949, and Amendments through May 3, 1991 (File No. 2-71312-Exhibit No. 3(a); File No. 1-3559, Form 10-Q for quarter ended June 30, 1982- Exhibit No. 3(b); Form 10-Q for quarter ended March 31, 1985- Exhibit No. 3(a); Form 10-Q for quarter ended March 31, 1987- Exhibit No. 3(a): Form 8-K dated October 12, 1988-Exhibit No. 3(a); Form 10-K for fiscal year ended December 31, 1990-Exhibit No. 3c; and Form 10-Q for quarter ended September 30, 1991- Exhibit No. 3c).

3d  By-Laws of Atlantic City Electric Company, as amended April
24, 1989 (File No. 1-3559, Form 10-Q for the quarter ended
September 31, 1989-Exhibit No. 3).

4b Mortgage and Deed of Trust, dated January 15, 1937, between Atlantic City Electric Company and The Bank of New York (formerly Irving Trust Company) and Supplemental Indentures through November 1, 1994 (File No. 2-66280-Exhibit No. 2(b); File No. 1- 3559, Form 10-K for year ended December 31, 1980-Exhibit No. 4(d); Form 10-Q for quarter ended June 30, 1981-Exhibit No. 4(a); Form 10-K for year ended December 31, 1983-Exhibit No. 4(d); Form 10-Q for quarter ended March 31, 1984-Exhibit No. 4(a); Form 10-Q for quarter ended June 30, 1984-Exhibit 4(a); Form 10-Q for quarter ended September 30, 1985-Exhibit 4; Form 10-Q for quarter ended March 31, 1986-Exhibit No. 4; Form 10-K for year ended December 31, 1987-Exhibit No. 4(d); Form 10-Q for quarter ended September 30, 1989-Exhibit No. 4(a); Form 10-K for year ended December 31, 1990-Exhibit No. 4(c); File No. 33-49279-Exhibit No. 4(b); File No. 1-3559, Form 10-Q for the quarter ended September 30, 1993 - Exhibits 4(a) & 4(b); Form 10-K for the year ended December 31, 1993 - Exhibit 4c(i); File no. 1-3559, Form 10-Q for the quarter ended June 30, 1994 - Exhibit 4(a); File No. 1-3559, Form 10-Q for the quarter ended September 30, 1994 - Exhibit 4(a); Form 10-K for year ended December 31, 1994-Exhibit 4(c)(1).
4e Agreement dated as of February 1, 1966, between Atlantic City Electric Company and Fidelity Union Trust Company and Supplement dated as of May 1, 1968. (File No. 1-3559, Form 8-K dated March 7, 1966-Exhibit 13(b)(2); Form 8-K dated June 6, 1968- Exhibit No. 13(b)(1)).

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

4f(6) Revolving Credit Agreements dated as of September 28, 1995 by and among Atlantic Energy, Inc., The Bank of New York, as agent, and Lender party thereto (File No. 1-9760, Form 10-K for year ended December 31, 1995-Exhibit 4f(6)).

4f(7)  Amended and Restated Trust Agreement, dated as of October
1, 1996, by and among Atlantic City Electric Company, as
Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee and the
Administrative Trustees Named Therein, filed herewith.

4f(8)  Junior Subordinated Indenture, dated as of October 1,
1996, by and between Atlantic City Electric Company and The Bank of New York, as Trustee, filed herewith.

4f(9) Guarantee Agreement, dated as of October 1, 1996, by and between Atlantic City Electric Company as Guarantor, and The
Bank of New York as Guarantee Trustee, filed herewith.

10a(1) Atlantic Energy, Inc. Directors Deferred Compensation Plan revised as of February 4, 1988 (File No. 1-9760, Form 10-K for year ended December 31, 1988-Exhibit No. 10a(1)). Amendment to the Deferred Compensation Plan for Directors effective December 10, 1992 (File No. 1-9760, Form 10-K for year ended December 31, 1992-Exhibit No. 10a(2)).

10a(2) Deferred Compensation Plan for Employees of Atlantic Energy, Inc. and Participating Subsidiaries (File No. 1-9760, Form 10-K for year ended December 31, 1988-Exhibit No. 10a(2)). Amendment to Deferred Compensation Plan for Employees of Atlantic Energy, Inc. and Participating Subsidiaries effective December 10, 1992 (File No. 1-9760, Form 10-K for year ended December 31, 1992-Exhibit No. 10a(4)).

10a(3) Supplemental Executive Retirement Plan for Officers of
Atlantic City Electric Company, as amended effective March 1,
1990 (File No. 1-9760, Form 10-K for year ended December 31,
1989-Exhibit No. 10a(4)).

10a(4) Supplemental Executive Retirement Plan - II for Officers of Atlantic City Electric effective September 8, 1995 (File No.
1-9760, Form 10-K for year ended December 31, 1995- Exhibit No.
10a(5)1).

10a(5) Description of amendment to Supplemental Executive Retirement Plan effective December 10, 1992 (File No. 2-9760, Form 10-K for year ended December 31, 1992-Exhibit 10a(3)). Supplemental Executive Retirement Plan for Officers of Atlantic City Electric Company, amendment No. 1995-1 (File No. 1-9760, Form 10-K for year ended December 31, 1995-Exhibit 10a(6)1).

10a(6) Copy of Atlantic Electric Excess Benefit Retirement Income Program, as amended, effective as of August 2, 1990 (File No. 1-3559, Form 10-K for year ended December 31, 1991-Exhibit No. 10a(6)). Amendment to the Excess Benefit Retirement Income Program effective December 10, 1992 (File No. 1-9760, Form 10-K for year ended December 31, 1992-Exhibit 10a(6)). Atlantic City Electric Company Excess Benefit Retirement Income Program, Amendment No. 1995-1 (File No. 1-9760, Form 10-K for year ended December 31, 1995-Exhibit 10a(10)1).

10a(7) Atlantic Energy, Inc. Retirement Plan for Directors, as amended effective November 13, 1991 (File No. 1-9760, Form 10-K for year ended December 31, 1991-Exhibit No. 10a(9)). Atlantic Energy, Inc. Retirement Plan for Directors, Amendment No. 1995-1 (File No. 1-9760, Form 10-K for year ended December 31, 1995-Exhibit 10a(14)1).

10a(8)  Copy of Atlantic Energy, Inc. Restricted Stock Plan for
Non-employee Directors, effective January 1, 1991 (File No. 1-
9760, Form 10-K for year ended December 31, 1991-Exhibit No.
10a(10)).

10a(9) Agreement dated August 10, 1995 between Atlantic
Energy, Inc. and Jerrold L. Jacobs, as supplemented  (File No.
1-9760, Form 10-K for year ended December 31, 1995-Exhibit
10a(16)1).

10a(10) Agreement dated August 10, 1995 between Atlantic
Energy, Inc. and Meredith I. Harlacher, Jr. as supplemented
(File No. 1-9760, Form 10-K for year ended December 31, 1995 -
Exhibit  10a(17)1).

10a(11) Agreement dated August 10, 1995 between Atlantic
Energy, Inc. and Michael J. Chesser, as amended (File No.
1-9760, Form 10-K for year ended December 31, 1995-  Exhibit
10a(20)1).

10a(12)  Atlantic Energy, Inc. Equity Incentive Plan (File No.
33-53511, Form S-8 filed May 6, 1994-Exhibit 10.)

10a(13)  Employment Agreement dated September 15, 1995 between
Atlantic Energy, Inc. and Michael J. Barron, as supplemented, filed herewith.

10a(14)  Employment Agreement dated August 10, 1995 between
Atlantic Energy, Inc. and James E. Franklin II, as supplemented, filed herewith.

Agreements in substantially the same form have been entered into with the following other executive officers of the Company:
Scott Ungerer, Ernest L. Jolly, H. K. Levari, Jr., Louis M.
Walters and Frank E. DiCola.

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

12   Computation of Ratios of Earnings to Fixed Charges, filed
herewith.

21   Subsidiaries of the Registrants, filed herewith.

24  Independent Auditors' Consent, filed herewith.

25a  Powers of Attorney for Atlantic Energy, Inc. dated as of
March 13, 1997, filed herewith.

25b Powers of Attorney for Atlantic City Electric Company dated as of March 10, 1997, filed herewith.

27 Financial Data Schedules for Atlantic Energy, Inc. and
Atlantic City Electric Company for periods ended December 31,
1996.

INDEPENDENT AUDITORS' REPORT

To Atlantic City Electric Company:

We have audited the accompanying consolidated balance sheets of Atlantic City Electric Company and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atlantic City Electric Company and subsidiary at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP


February 7, 1997
Parsippany, New Jersey
REPORT OF MANAGEMENT-Atlantic City Electric Company

The management of Atlantic City Electric Co. and its subsidiary (the Company) is responsible for the preparation of the consolidated financial statements presented in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management made informed judgments and estimates, as necessary, relating to events and transactions reported.

Management has established a system of internal accounting and financial controls and procedures designed to provide reasonable assurance as to the integrity and reliability of financial reporting. In any system of financial reporting controls, inherent limitations exist. Management continually examines the effectiveness and efficiency of this system, and actions are taken when opportunities for improvement are identified. Management believes that, as of December 31, 1996, the system of internal accounting and financial controls over financial reporting is effective. Management also recognizes its responsibility for fostering a strong ethical climate in which the Company's affairs are conducted according to the highest standards of corporate conduct. This responsibility is characterized and reflected in the Company's code of ethics and business conduct policy.

The consolidated financial statements have been audited by Deloitte & Touche LLP, Certified Public Accountants. Deloitte & Touche LLP, provides objective, independent audits as to management's discharge of its responsibilities insofar as they relate to the fairness of the financial statements. Their audits are based on procedures believed by them to provide reasonable assurance that the financial statements are free of material misstatement.

The Company's internal auditing function conducts audits and appraisals of the Company's operations. It evaluates the system of internal accounting, financial and operational controls and compliance with established procedures. Both the external auditors and the internal auditors periodically make recommendations concerning the Company's internal control structure to management and the Audit Committee of the Board of Directors. Management responds to such recommendations as appropriate in the circumstances. None of the recommendations made for the year ended December 31, 1996 represented significant deficiencies in the design or operation of the Company's internal control structure.

/s/ M. J. Chesser
M. J. Chesser
President and Chief Operating Officer

/s/ M. J. Barron
M. J. Barron
Senior Vice President and Chief Financial Officer

February 7, 1997

Atlantic City Electric Company and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
                               For the Years Ended December 31,
                                     1996      1995      1994

Operating Revenues-Electric        $982,492  $953,779  $913,226
Operating Expenses:
Energy                              223,091   191,766   210,891
Purchased Capacity                  195,699   190,570   130,929
Operations                          156,891   152,277   157,047
Employee Separation Costs               -         -      26,600
Maintenance                          44,462    34,414    37,662
Depreciation and Amortization        80,845    78,461    73,344
State Excise Taxes                  104,815   102,811    97,072
Federal Income Taxes                 32,272    45,876    33,264
Other Taxes                           9,888     8,677    10,757
Total Operating Expenses            847,963   804,852   777,566
 Operating Income                   134,529   148,927   135,660

Other Income and Expense:
Allowance for Equity Funds Used
   During Construction                  879       817     3,634
Other-Net                             4,908    10,208     9,568
Total Other Income and Expense        5,787    11,025    13,202
Income Before Interest Charges      140,316   159,952   148,862
Interest Charges:
Interest on Long Term Debt           60,029    60,329    57,346
Other Interest Expense                4,818     2,550     1,114
Total Interest Charges               64,847    62,879    58,460
Allowance for Borrowed Funds Used
 During Construction                   (976)   (1,679)   (2,772)
Net Interest Charges                 63,871    61,200    55,688

Less Cumulative Quarterly Income
 Preferred Securities Dividend
  of Trust                            1,428      -         -
Net Income                         $ 75,017  $ 98,752  $ 93,174

Earnings for Common Stock:
Net Income                         $ 75,017  $ 98,752  $ 93,174
Less Preferred Stock Dividend
 Requirements                         9,904    14,627    16,716
Income Available for Common Stock  $ 65,113  $ 84,125  $ 76,458




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Atlantic City Electric Company and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)                For the Years Ended December 31,
                                          1996      1995      1994
Cash Flows Of Operating Activities:
Net Income                             $ 75,017  $ 98,752  $ 93,174
Unrecovered Purchased Power Costs        16,417    15,721    14,920
Deferred Energy Costs                    (2,095)  (20,435)   (3,819)
Cumulative Quarterly Income Preferred
 Securities Dividends of Trust            1,428      -         -
Depreciation and Amortization            80,845    78,461    73,344
Deferred Income Taxes-Net                 1,448    15,694     6,116
Unrecovered State Excise Taxes            9,560     9,560   (40,128)
Changes-Net Working Capital Components:
 Accounts Receivable and Unbilled
  Revenues                                5,795   (22,565)      337
 Accounts Payable                         2,814    (4,801)    1,813
 Inventory                               (2,523)    4,960   (12,988)
 Other                                   14,125    (8,890)  (11,726)
Employee Separation Costs                (7,179)  (19,112)   26,600
Other-Net                                17,020    10,318     3,935
Net Cash Provided by Operating
 Activities                             212,672   157,663   151,578

Cash Flows Of Investing Activities:
Construction Expenditures               (86,805) (100,904) (119,961)
Leased Nuclear Fuel Material             (6,833)  (10,446)  (10,713)
Plant Removal Costs                      (2,109)   (4,525)   (8,000)
Other-Net                               (15,707)      892       799
Net Cash Used by Investing Activities  (111,454) (114,983) (137,875)

Cash Flows Of Financing Activities:
Issuance of Cumulative Income
 Preferred Securities                    70,000      -         -
Proceeds from Long Term Debt               -      104,404    53,572
Retirement and Maturity of
 Long Term Debt                         (12,266)  (57,489)  (42,664)
Increase in Short Term Debt              34,405    21,945     8,600
Proceeds from Nuclear Fuel Capital
 Lease Obligations                        6,833    10,446    10,713
Redemption of Preferred Stock           (98,876)  (24,500)  (24,500)
Dividends Declared on Capital Stock     (92,066)  (95,866) (100,198)
Dividends on Cumulative Quarterly
 Income Preferred Securities of Trust    (1,428)     -         -
Capital Contributions from Parent(net)     (567)     (223)   22,389
Other-Net                                (3,313)     (869)    1,601
Net Cash Used by Financing Activities   (97,278)  (42,152)  (70,487)
Net Increase (Decrease) in Cash
 and Temporary Investments                3,940       528   (56,784)
Cash and Temporary Investments:
 beginning of year                        3,987     3,459    60,243
 end of year                           $  7,927  $  3,987  $  3,459
Supplemental Schedule of Payments:
 Interest                              $ 65,269  $ 58,274  $ 61,035
 Federal income taxes                  $ 36,937  $ 31,999  $ 32,254

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Atlantic City Electric Company and Subsidiary
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                               December 31,
                                            1996          1995
Assets
Electric Utility Plant:
In Service:
  Production                           $1,212,380     $1,187,169
Transmission                              373,358        366,242
Distribution                              731,272        691,830
General                                   191,210        183,935
Total In Service                        2,508,220      2,429,176
Less Accumulated Depreciation             871,531        794,479
Utility Plant in Service-Net            1,636,689      1,634,697
Construction Work in Progress             117,188        119,270
Land Held for Future Use                    5,604          6,941
Leased Property-Net                        39,914         40,878
Electric Utility Plant-Net              1,799,395      1,801,786
Investments and Nonutility Property:
Nuclear Decommissioning Trust Fund         71,120         61,802
Other                                       9,750          2,077
Total Investments and Nonutility
 Property                                  80,870         63,879
Current Assets:
Cash and Temporary Investments              7,927          3,987
Accounts Receivable:
  Utility Service                          64,432         66,099
Miscellaneous                              21,650         17,379
Allowance for Doubtful Accounts            (3,500)        (3,300)
Unbilled Revenues                          33,315         41,515
Fuel (at average cost)                     29,603         25,459
Materials and Supplies (at average cost)   23,815         25,434
Working Funds                              15,517         14,420
Deferred Energy Costs                      33,529         31,434
Prepaid Excise Tax                          7,125         10,753
Other Prepayments                          10,089         10,249
Total Current Assets                      243,502        243,429
Deferred Debits:
Unrecovered Purchased Power Costs          83,400         99,817
Recoverable Future Federal Income Taxes    85,858         85,858
Unrecovered State Excise Taxes             54,714         64,274
Unamortized Debt Costs                     43,579         38,924
Other Regulatory Assets                    59,575         54,568
Other                                       9,848          6,569
Total Deferred Debits                     336,974        350,010
Total Assets                           $2,460,741     $2,459,104


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Atlantic City Electric Company and Subsidiary
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                              December 31,
                                            1996          1995
Liabilities and Capitalization
Capitalization:
Common Shareholder's Equity:
Common Stock                            $   54,963    $   54,963
Premium on Capital Stock                   231,081       231,081
Contributed Capital                        259,078       259,645
Capital Stock Expense                       (1,645)       (2,131)
Retained Earnings                          234,948       252,484
Total Common Shareholder's Equity          778,425       796,042
Preferred Securities:
 Not Subject to Mandatory Redemption        30,000        40,000
 Subject to Mandatory Redemption            43,950       114,750
 Cumulative Quarterly Income
  Preferred Securities of Trust             70,000          -
Long Term Debt                             802,245       802,356
Total Capitalization(excluding current
                      portion)           1,724,620     1,753,148
Current Liabilities:
Preferred Stock Redemption Requirement      10,000        22,250
Capital Lease Obligations-Current              702           650
Long Term Debt-Current                         175        12,247
Short Term Debt                             64,950        30,545
Accounts Payable                            63,644        60,831
Federal Income Taxes Payable-Affiliate       7,398        11,574
Other Taxes Accrued                          7,494         3,382
Interest Accrued                            19,619        19,961
Dividends Declared                          21,701        23,490
Deferred Income Taxes                        3,190         2,569
Provision for Rate Refunds                  13,000          -
Other                                       22,980        24,958
Total Current Liabilities                  234,853       212,457

Deferred Credits and Other Liabilities:
Deferred Income Taxes                      357,580       354,218
Deferred Investment Tax Credits             46,577        49,112
Capital Lease Obligations                   39,212        40,227
Other                                       57,899        49,942
  Total Deferred Credits and Other
  Liabilities                              501,268       493,499

Commitments and Contingencies (Note 10)
Total Liabilities and Capitalization    $2,460,741    $2,459,104

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
(Thousands of Dollars)
                          Premium On         Capital
                   Common  Capital  Contrib. Stock    Retained
                   Stock    Stock   Capital  Expense  Earnings
Balance,
December 31, 1993 $54,963 $231,081 $237,479 $(2,470)  $256,961
Net Income                                              93,174
Capital stock
 expense                                        170       (170)
Capital contrib.
 from parent (net)                   22,389
Less dividends
 declared:
  Preferred                                            (16,716)
  Common                                               (83,482)
Balance,
December 31, 1994  54,963  231,081  259,868  (2,300)   249,767
Net Income                                              98,752
Capital stock
 expense                                        169       (169)
Capital contrib.
 from parent (net)                     (223)
Less dividends
 declared:
  Preferred                                            (14,627)
  Common                                               (81,239)

 Balance,
 December 31, 1995 54,963  231,081  259,645  (2,131)   252,484
Net Income                                              75,017
Capital Stock expense                           486       (486)
Capital Contributions
 from parent (net)                     (567)
    Less dividends
 declared:
  Preferred                                             (9,904)
  Common                                               (82,163)
 Balance          $54,963 $231,081 $259,078  (1,645)  $234,948
December 31, 1996


As of December 31, 1996, the Company had 25 million authorized shares of Common Stock at $3 par value. Shares outstanding at December 31, 1996, 1995 and 1994 were 18,320,937.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY
Notes to Consolidated Financial Statements


Except as modified below, Notes 1 through 14, excluding Note 6 and Note 9, to the Consolidated Financial Statements of Atlantic Energy Inc. (AEI) are incorporated herein by reference insofar as they relate to Atlantic City Electric Company (ACE) and its subsidiary:

Note 1. Principles of Consolidation
The consolidated financial statements include the accounts of ACE and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year reporting of these items.

Related Party Transactions - ACE has a contract for a total of 116 megawatts of capacity and related energy from a cogeneration facility that is 50% owned by a wholly-owned subsidiary of Atlantic Energy Enterprises, Inc.(AEE). Capacity costs totaled $27.8 million in 1996, $23.8 million in 1995 and $23.0 million in 1994. ACE sells electricity to subsidiaries of AEE. The electric sales totaled $2.2 million for 1996, $0.6 million for 1995 and $0.2 million for 1994. ACE also rents office space from a wholly-owned subsidiary of AEE which amounts are not significant. The amounts receivable from affiliates were not significant at December 31, 1996 and 1995.

Note 2. Income Taxes
The components of Federal income tax expense for the years ended
December 31 are as follows:

(000)                                1996        1995       1994
Current                           $ 35,510    $ 32,457   $ 30,013
Deferred                             1,448      15,694      6,116
Total Federal Income Tax Expense    36,958      48,151     36,129
Less Amounts in Other Income         4,686       2,275      2,865
Federal Income Taxes in
 Operating Expenses               $ 32,272    $ 45,876   $ 33,264

A reconciliation of the expected Federal income taxes compared to the reported Federal income tax expense computed by applying the statutory rate for the years ended December 31 follows:

                                     1996        1995       1994
Statutory Federal Income Tax Rate      35%         35%        35%
 (000)
Income Tax Computed at the
Statutory Rate                    $39,191     $51,417   $ 45,256
Plant Basis Differences             3,096       1,307        (27)
Amortization of Investment Tax
 Credits                           (2,534)     (2,534)    (2,534)
Tax Adjustments                       -           -       (4,874)
Other-Net                          (2,795)     (2,039)    (1,692)
Total Federal Income Tax Expense  $36,958     $48,151   $ 36,129
Effective Federal Income Tax Rate      33%         33%        28%

Items comprising deferred tax balances as of December 31 are as follows:
(000)                           1996          1995
Deferred Tax Liabilities:
Plant Basis Differences       $326,673      $316,834
Unrecovered Purchased
 Power Costs                    22,630        28,209
State Excise Taxes              20,141        22,527
Other                           29,344        29,519
 Total Deferred Tax
  Liabilities                  398,788       397,089
Deferred Tax Assets:
Deferred Investment
 Tax Credits                    25,143        26,511
Employee Separation Costs          526         2,621
Other                           12,349        11,170
Total Deferred Tax Assets       38,018        40,302
Total Deferred Taxes-Net      $360,770      $356,787

Note 14.  Quarterly Financial Results (Unaudited).
Quarterly financial data of ACE, reflecting all adjustments necessary in the opinion of management for all fair presentation of such amounts, are as follows:

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY
             Operating     Operating      Net       Earnings for
Quarter      Revenues       Income       Income     Common Stock
1996           (000)        (000)        (000)        (000)
1st          $245,472      $33,075      $19,316      $16,307
2nd           226,035       28,007       13,464       10,455
3rd           282,577       51,929       35,611       33,154
4th           228,408       21,518        6,627        5,197

Annual       $982,492     $134,529      $75,017      $65,113

1995
1st          $218,666      $27,565      $15,779      $11,992
2nd           206,246       27,755       15,111       11,324
3rd           303,031       67,026       52,666       48,879
4th           225,836       26,581       15,195       11,930

Annual       $953,779     $148,927      $98,752      $84,125

Individual quarters may not add to the total due to rounding.

Third quarter results generally exceed those of other quarters due to increased sales and higher residential rates for ACE.

The fourth quarter 1996 Net Income reflects an increase in ACE's electric sales offset in part by the increase in energy expense due to the increased sales, recovery of previously deferred energy costs and an increase in operations and maintenance expense related to Salem.