Form 10-Q
period 1997-03-31
ATLANTIC CITY ELECTRIC CO; ATLANTIC ENERGY INC
filed 1997-05-13
CIK 8192, 806393

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.
                              20549

                             Form 10-Q

          (x) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

               For Quarter ended March 31, 1997


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

Atlantic Energy, Inc.  52,502,479 shares (as of May 8, 1997)

All of the outstanding shares of Common Stock of Atlantic City
Electric Company are owned by Atlantic Energy, Inc.

                          Atlantic Energy, Inc.
                                    and
                      Atlantic City Electric Company


                                 Form 10-Q
                           For the Quarter Ended
                              March 31, 1997

                                   INDEX

                                                  Page No.

PART 1.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Atlantic Energy, Inc.

          Consolidated Statement of Income
               and Retained Earnings                    1
          Consolidated Statement of Cash Flows          2
          Consolidated Balance Sheet                    3

     Atlantic City Electric Company

          Consolidated Statement of Income
               and Retained Earnings                    5
          Consolidated Statement of Cash Flows          6
          Consolidated Balance Sheet                    7

     Notes to Financial Statements
          Atlantic Energy, Inc. and
          Atlantic City Electric Company                9


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations
               Atlantic Energy, Inc. and
               Atlantic City Electric Company          17

PART II.  OTHER INFORMATION

   Item 1.     Legal Proceedings                       27
   Item 4.     Submission of Matters to a Vote of
               Security Holders                        28
   Item 5.     Other Information                       28
   Item 6.     Exhibits and Reports on Form 8-K        30

   Signatures                                          31

Atlantic Energy, Inc. and Subsidiaries
PART I. Financial Information
ITEM I. Financial Statements

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS (Thousands of Dollars, except per share data)
                                         Quarter/Year-to-Date
                                            Ended March 31,
                                           1997       1996
                                              (unaudited)
Operating Revenues-Electric              $235,399   $245,325
Operating Expenses:
  Energy                                   56,740     58,782
  Purchased Capacity                       48,255     49,330
  Operations                               29,456     35,714
  Maintenance                               6,395     10,714
  Depreciation and Amortization            20,562     20,251
  State Excise Taxes                       24,742     26,805
  Federal Income Taxes                     11,747      7,806
  Other Taxes                               2,919      2,943
    Total Operating Expenses              200,816    212,345
Operating Income                           34,583     32,980
Other Income:
  Allowance for Equity Funds Used During
   Construction                               264        221
  Other-Net                                 2,190        905
    Total Other Income                      2,454      1,126
Interest Charges:
  Interest on Long Term Debt               14,707     15,095
  Other Interest Expense                    1,107        798
    Total Interest Charges                 15,814     15,893
  Allowance for Borrowed Funds Used
   During Construction                       (262)      (331)
Net Interest Charges                       15,552     15,562
Less Preferred Securities Dividend
 Requirements of Subsidiary                 2,854      3,009

Net Income                                 18,631     15,535

Retained Earnings at Beginning of Period  227,630    249,741

Dividends Declared on Common Stock        (20,214)   (20,290)
Retained Earnings at End of Period       $226,047   $244,986

Average Number of Shares of Common         52,502     52,702
 Stock Outstanding (in thousands)

Per Common Share:
  Earnings                                $  .35     $ .29
  Dividends Declared                      $  .385    $ .385
  Dividends Paid                          $  .385    $ .385

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Atlantic Energy Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
                                          Quarter/Year-to-Date
                                            Ended March 31,
                                           1997         1996
Cash Flows Of Operating Activities:            (unaudited)
 Net Income                              $ 18,631     $ 15,535
 Unrecovered Purchased Power Costs          4,280        4,104
 Deferred Energy Costs                      3,182         (432)
 Preferred Securities Dividends of ACE      1,410        3,009
 Depreciation and Amortization             20,562       20,251
 Deferred Income Taxes-Net                 (1,672)        (234)
 Prepaid State Excise Taxes               (68,758)     (67,212)
 Unrecovered State Excise Taxes             2,390        2,390
 Changes - Net Working Capital Components:
  Accounts Receivable & Unbilled Revenues   2,130       (1,712)
  Accounts Payable                        (15,800)      (5,988)
  Inventory                                 1,992        2,877
  Other                                    (4,083)      10,647
 Other-Net                                 (6,021)      (5,248)
Net Cash Used in Operating Activities     (41,757)     (22,013)
Cash Flows Of Investing Activities:
 Utility Cash Construction Expenditures   (19,313)     (20,260)
 Nonutility Construction Expenditures      (8,952)      (2,012)
 Partnership Distribution                   3,445        6,504
 Nonutility Investment in Affiliates         -          (4,800)
 Nuclear Decommissioning Trust Fund
  Deposits                                 (1,606)      (1,606)
 Other-Net                                 (2,591)      (1,695)
Net Cash Used in Investing Activities     (29,017)     (23,869)
Cash Flows Of Financing Activities:
 Retirement and Maturity of Long
  Term Debt                                  -         (15,247)
 Proceeds from Long Term Debt              29,425         -
 Proceeds from Short Term Debt             62,550       97,150
 Redemption of Preferred Stock               -         (12,120)
 Dividends Declared-ACE Preferred
  Securities                               (1,410)      (3,009)
 Dividends Declared on Common Stock       (20,214)     (20,290)
 Other-Net                                    216        2,819
Net Cash Provided by Financing Activities  70,567       49,303
Net (Decrease) Increase in Cash and
 Temporary Investments                       (207)       3,421
Cash and Temporary Investments:
 beginning of period                       15,278        5,691
 end of period                           $ 15,071     $  9,112

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET                    March 31,  December 31,
(Thousands of Dollars)                          1997        1996
                                             (unaudited)
Assets
Electric Utility Plant In Service             $2,512,100   $2,508,220
Less Accumulated Depreciation                    876,107      871,531
Utility Plant in Service-Net                   1,635,993    1,636,689
Construction Work in Progress                    114,940      117,188
Land Held for Future Use                           5,604        5,604
Leased Property-Net                               38,254       39,914
Electric Utility Plant-Net                     1,794,791    1,799,395

Investments and Nonutility Property:
Investment in Leveraged Leases                    79,887       79,687
Nuclear Decommissioning Trust Fund                73,935       71,120
Nonutility Property and Equipment-Net             54,931       46,147
Other Investments and Funds                       51,247       53,550
Total Investments and Nonutility Property        260,000      250,504

Current Assets:
Cash and Temporary Investments                    15,071       15,278
Accounts Receivable:
  Utility Service                                 61,843       64,432
  Miscellaneous                                   34,845       32,547
  Allowance for Doubtful Accounts                 (3,500)      (3,500)
Unbilled Revenues                                 31,476       33,315
Fuel (at average cost)                            28,058       29,682
Materials and Supplies (at average cost)          23,447       23,815
Working Funds                                     15,527       15,517
Deferred Energy Costs                             30,347       33,529
Prepaid Excise Tax                                75,883        7,125
Other                                             15,313       11,354
Total Current Assets                             328,310      263,094

Deferred Debits:
Unrecovered Purchased Power Costs                 79,120       83,400
Recoverable Future Federal Income Taxes           85,858       85,858
Unrecovered State Excise Taxes                    52,324       54,714
Unamortized Debt Costs                            43,896       44,423
Other Regulatory Assets                           60,482       59,575
License Fees                                      23,008       17,733
Other                                             15,868       12,066
Total Deferred Debits                            360,556      357,769
Total Assets                                  $2,743,657   $2,670,762


            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                              March 31,   December 31,
                                                1997         1996
                                             (unaudited)
Liabilities and Capitalization
Capitalization:
Common Shareholders' Equity:
Common Stock                                 $  562,656    $  562,746
Retained Earnings                               226,047       227,630
Unearned Compensation                            (2,799)       (2,982)
Total Common Shareholders' Equity               785,904       787,394
Preferred Securities of Atlantic Electric:
 Not Subject to Mandatory Redemption             30,000        30,000
 Subject to Mandatory Redemption                 43,950        43,950
 Cumulative Quarterly Income
  Preferred Securities                           70,000        70,000
Long Term Debt                                  844,585       829,745
Total Capitalization (excluding current
  portion)                                    1,774,439     1,761,089

Current Liabilities:
Preferred Stock Redemption Requirement           10,000        10,000
Capital Lease Obligation-Current Portion            715           702
Long Term Debt-Current Portion                  112,675        98,250
Short Term Debt                                 127,500        64,950
Accounts Payable                                 50,708        66,508
Taxes Accrued                                    19,577         7,504
Interest Accrued                                 17,905        20,241
Dividends Declared                               21,624        21,701
Deferred Income Taxes                             1,560         3,190
Provision for Rate Refunds                         -           13,000
Other                                            27,945        24,696
Total Current Liabilities                       390,209       330,742

Deferred Credits and Other Liabilities:
Deferred Income Taxes                           434,067       434,108
Deferred Investment Tax Credits                  45,944        46,577
Capital Lease Obligations                        37,538        39,212
Other                                            61,460        59,034
Total Deferred Credits and Other Liabilities    579,009       578,931

Total Liabilities and Capitalization         $2,743,657    $2,670,762


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Atlantic City Electric Company and Subsidiary
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(Thousands of Dollars)
                                          Quarter/Year-to-Date
                                            Ended March 31,
                                       1997        1996
                                    (unaudited)
Operating Revenues-Electric              $236,126    $245,472
Operating Expenses:
  Energy                                   56,740      58,782
  Purchased Capacity                       48,255      49,330
  Operations                               29,418      35,760
  Maintenance                               6,395      10,720
  Depreciation and Amortization            20,562      20,251
  State Excise Taxes                       24,742      26,805
  Federal Income Taxes                     11,747       7,806
  Other Taxes                               2,919       2,943
    Total Operating Expenses              200,778     212,397
Operating Income                           35,348      33,075
Other Income:
  Allowance for Equity Funds Used During
   Construction                               264         221
  Miscellaneous Income-Net                  1,755       1,582
    Total Other Income                      2,019       1,803
Interest Charges:
  Interest on Long Term Debt               14,707      15,095
  Other Interest Expense                    1,107         798
Total Interest Charges                     15,814      15,893
  Allowance for Borrowed Funds Used
   During Construction                       (262)       (331)
    Net Interest Charges                   15,552      15,562
  Less Cumulative Quarterly Income
    Preferred Securities Dividend
      of Trust                              1,444        -
Net Income                                 20,371      19,316

Retained Earnings at Beginning of Period  234,948     252,484
Dividends Declared:
  Cumulative Preferred Stock               (1,410)     (3,009)
  Common Stock                            (20,214)    (20,290)
    Total Dividends Declared              (21,624)    (23,299)
Capital Stock Expense and Other              -            (83)
Retained Earnings at End of Period       $233,695    $248,418

Earnings for Common Stock:
  Net Income                             $ 20,371    $ 19,316
  Less Preferred Dividend Requirements      1,410       3,009
Balance Available for Common Shareholder $ 18,961    $ 16,307

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Atlantic City Electric Company and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)                     Quarter/Year-to-Date
                                              Ended March 31,
                                        1997       1996       Cash
Flows Of Operating Activities:            (unaudited)
 Net Income                                $ 20,371   $ 19,316
 Unrecovered Purchased Power Costs            4,280      4,104
 Deferred Energy Costs                        3,182       (432)
 Cumulative Quarterly Income Preferred
  Securities Dividends of Trust               1,444       -
 Depreciation and Amortization               20,562     20,251
 Deferred Federal Income Taxes-Net           (1,569)      (604)
 Prepaid State Excise Taxes                 (68,758)   (67,212)
 Unrecovered State Excise Taxes               2,390      2,390
 Changes - Net Working Capital Components:
  Accounts Receivable & Unbilled Revenues     4,209        903
  Accounts Payable                          (13,208)    (5,964)
  Inventory                                   2,003      2,889
  Other                                      (7,626)    (5,734)
 Other-Net                                     (480)       525
Net Cash Used in Operating Activities       (33,200)   (29,568)
Cash Flows Of Investing Activities:
 Cash Construction Expenditures             (19,313)   (20,260)
 Leased Property                               (662)      (778)
 Nuclear Decommissioning Trust Fund
  Deposits                                   (1,606)    (1,606)
 Other-Net                                   (1,312)       (65)
Net Cash Used in Investing Activities       (22,893)   (22,709)
Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt                15,000       -
 Retirement and Maturity of Long Term Debt     -       (12,247)
 Proceeds from Short Term Debt               62,550     97,150
 Redemption of Preferred Stock                 -       (12,120)
 Capital Contributions                          733      2,131
 Dividends Declared on Preferred Stock       (1,410)    (3,009)
 Dividends on Cumulative Quarterly Income
  Preferred Securities of Trust              (1,444)      -
 Dividends Declared on Common Stock         (20,214)   (20,290)
 Other-Net                                      306        632
Net Cash Provided by Financing Activities    55,521     52,247

Net Decrease in Cash and
 Temporary Investments                         (572)       (30)
Cash and Temporary Investments:
 beginning of period                          7,927      3,987
 end of period                             $  7,355   $  3,957

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Atlantic City Electric Company and Subsidiary
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                       March 31,      December 31,
                                         1997            1996
                                      (unaudited)
Assets
Electric Utility Plant
In Service                             $2,512,100     $2,508,220
Less Accumulated Depreciation             876,107        871,531
Utility Plant in Service-Net            1,635,993      1,636,689
Construction Work in Progress             114,940        117,188
Land Held for Future Use                    5,604          5,604
Leased Property-Net                        38,254         39,914
Electric Utility Plant-Net              1,794,791      1,799,395

Investments and Nonutility Property:
Nuclear Decommissioning Trust Fund         73,935         71,120
Other                                       9,735          9,750
Total Investments and Nonutility
 Property                                  83,670         80,870

Current Assets:
Cash and Temporary Investments              7,355          7,927
Accounts Receivable:
  Utility Service                          61,843         64,432
  Miscellaneous                            21,869         21,650
  Allowance for Doubtful Accounts          (3,500)        (3,500)
Unbilled Revenues                          31,476         33,315
Fuel (at average cost)                     27,968         29,603
Materials and Supplies (at average cost)   23,447         23,815
Working Funds                              15,525         15,517
Deferred Energy Costs                      30,347         33,529
Prepaid Excise Tax                         75,883          7,125
Other Prepayments                          11,515         10,089
Total Current Assets                      303,728        243,502

Deferred Debits:
Unrecovered Purchased Power Costs          79,120         83,400
Recoverable Future Federal Income Taxes    85,858         85,858
Unrecovered State Excise Taxes             52,324         54,714
Unamortized Debt Costs                     43,074         43,579
Other Regulatory Assets                    60,482         59,575
Other                                      13,169          9,848
Total Deferred Debits                     334,027        336,974
Total Assets                           $2,516,216     $2,460,741

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Atlantic City Electric Company and Subsidiary
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                        March 31,    December 31,
                                           1997          1996
                                       (unaudited)
Liabilities and Capitalization
Capitalization:
Common Shareholder's Equity:
Common Stock                            $   54,963    $   54,963
Premium on Capital Stock                   231,081       231,081
Contributed Capital                        259,811       259,078
Capital Stock Expense                       (1,645)       (1,645)
Retained Earnings                          233,695       234,948
Total Common Shareholder's Equity          777,905       778,425
Preferred Securities:
 Not Subject to Mandatory Redemption        30,000        30,000
 Subject to Mandatory Redemption            43,950        43,950
 Cumulative Quarterly Income
  Preferred Securities of Trust             70,000        70,000
Long Term Debt                             817,084       802,245
Total Capitalization (excluding
  current portion)                       1,738,939     1,724,620

Current Liabilities:
Preferred Stock Redemption Requirement      10,000        10,000
Capital Lease Obligations-Current              715           702
Long Term Debt-Current                         175           175
Short Term Debt                            127,500        64,950
Accounts Payable                            50,436        63,644
Federal Income Taxes Payable-Affiliate      12,725         7,398
Other Taxes Accrued                          7,863         7,494
Interest Accrued                            16,920        19,619
Dividends Declared                          21,624        21,701
Deferred Income Taxes                        1,560         3,190
Provision for Rate Refunds                    -           13,000
Other                                       26,301        22,980
Total Current Liabilities                  275,819       234,853

Deferred Credits and Other Liabilities:
Deferred Income Taxes                      357,641       357,580
Deferred Investment Tax Credits             45,944        46,577
Capital Lease Obligations                   37,538        39,212
Other                                       60,335        57,899
  Total Deferred Credits and Other
  Liabilities                              501,458       501,268

Total Liabilities and Capitalization    $2,516,216    $2,460,741

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Organizational and Other Matters of AEI and Subsidiaries

Atlantic Energy, Inc. (AEI or the Company) is the parent of Atlantic City Electric Company (ACE), Atlantic Energy Enterprises, Inc. (AEE) and Atlantic Energy International, Inc.
(AEII) which are wholly-owned subsidiaries. ACE is a public utility primarily engaged in the generation, transmission, distribution and sale of electric energy. AEE is a holding company which is responsible for the management of the investments in nonutility companies consisting of: Atlantic Generation, Inc. (AGI), ATE Investment, Inc. (ATE), Atlantic Southern Properties, Inc. (ASP), Atlantic Thermal Systems, Inc.
(ATS), CoastalComm, Inc. (CCI) and Atlantic Energy Technology, Inc. (AET). AEE also has a 50% equity interest in Enerval, LLC. ATE also has a 94% equity interest in Enertech Capital Partners, L.P. AEII provides utility consulting services and equipment sales to international markets. AEII is winding down its business. ACE is the principal subsidiary of AEI. The consolidated financial information of AEI is principally the financial information of ACE unless indicated otherwise. Certain prior year amounts have been reclassified to conform to the current year reporting.

On August 12, 1996, the Boards of Directors of AEI and Delmarva Power & Light Company (DP&L) jointly announced an agreement to merge the companies into Conectiv, Inc. The merger is expected to be a tax-free, stock-for-stock transaction accounted for as a purchase. Under the terms of the agreement, DP&L shareholders will receive one share of the Conectiv common stock for each share of DP&L common stock held. AEI shareholders will receive
0.75 shares of the Conectiv common stock and 0.125 shares of the Conectiv Class A common stock for each share of AEI common stock held. On January 30, 1997, the merger was approved by the shareholders of both companies. In order for the merger to become effective, approvals are still needed from a number of Federal and state regulatory agencies. The Company expects the regulatory approval process to be complete in late 1997 or early 1998.

New Accounting Standards - The Financial Accounting Standards Board (FASB) issued two new Statement of Financial Accounting Standards in 1997 - Statement No. 128 (SFAS 128) "Earnings Per Share" and Statement No. 129 (SFAS 129) "Disclosure of Information about Capital Structure". SFAS 128 specifies the computation, presentation and disclosure requirements of earnings per share for entities with publicly held common stock and potential common stock. The Company has not fully assessed the impacts of the requirements of this standard on its financial statements. SFAS 129 relates to disclosures of the Company's capital structure and is not expected to change current disclosure practices of the Company with regard to capital structure.

NOTE 2.  RATE MATTERS OF ACE

On March 29, 1996, ACE filed with the New Jersey Board of Public Utilities (BPU) a petition requesting a $49.7 million increase in annual Levelized Energy Clause (LEC) revenues to be effective June 1, 1996. A stipulation was reached by the parties, and approved by the BPU on July 17, 1996, allowing ACE to implement provisional rates resulting in an increase of annual LEC revenues of $27.6 million. The stipulation provided for the continuation of BPU hearings to decide on the following LEC rate issues: $27.8 million for the estimated replacement power costs related to the Salem Units 1 and 2 ongoing outages; $1.7 million in deferred replacement power costs associated with a 1994 Salem Unit 1 outage and $1.7 million in New Jersey emission fees. The provisional LEC rates also included the deferral of $6.4 million in 1996/97 LEC costs to be recovered without carrying costs in the next LEC period. On December 19, 1996 and December 31, 1996 the BPU issued Orders approving two stipulations reached on October 22, 1996 settling the outstanding issues regarding the replacement power costs related to the current Salem outage and the 1994 Salem Unit 1 outage. The stipulations provided that ACE's replacement power costs for the current Salem outage, up to each Salem Unit's agreed-upon return-to-service date (June 30, 1997 for Unit 1 and December 31, 1996 for Unit 2), and the 1994 Salem Unit 1 outage will be recoverable in LEC rates implemented in ACE's next LEC filing. As a result of these BPU approved stipulations, only the issue of $1.7 million in emission fees remained unresolved.

On April 23, 1997, the Administrative Law Judge submitted his decision on this issue and found that emission fees are fuel related and should be recovered through ACE's LEC. The final decision on the matter is now pending before the BPU. ACE cannot predict the outcome of this matter.

On February 28, 1997, ACE filed a petition with the BPU requesting an increase in annual LEC revenues of $20.0 million to be made effective for service rendered on and after June 1, 1997. The $20.0 million proposed increase includes recovery of Salem replacement power costs up to the agreed-upon return-to-service date for each Salem unit, in accordance with the Stipulation settling the BPU's investigation into the continuing outage of the Salem Nuclear Generating Station. The proposed increase also permits recovery of $1.7 million in replacement power costs related to a 1994 outage at Salem Unit 1. ACE agreed to forego recovery of this amount in the 1996 LEC period in order to implement the provisional 1996 LEC rates. The Stipulation of Partial Settlement of ACE's 1996 LEC permits recovery of the $1.7 million. In April 1997, ACE's filing was transferred to the Office of Administrative Law. At this date, hearings have not been scheduled.

On January 8, 1997, the BPU approved a stipulation related to its generic proceeding for methods of implementing Statement of Financial Accounting Standard No. 106 - "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS 106). SFAS 106 required publicly held companies to change from the practice of accounting for post-retirement benefits such as medical benefits, hospitalization and life insurance (OPEB), on a pay-as-you-go basis to an accrual basis of accounting. SFAS 106 required that companies recognize a transition obligation composed of the present value of OPEB obligations for retirees and current employees incurred as of the date of adoption. Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) allows for the recognition of a regulatory asset relating to costs for which rate recovery has been deferred. In December 1992, the BPU approved ACE's request for the application of deferred accounting to OPEB costs. These deferred costs are recorded as a regulatory asset consistent with SFAS 71. Under the terms of a stipulation, ACE will file a petition in the second quarter of 1997 requesting ratemaking treatment of OPEB expenses including an amortized recovery of the regulatory asset.

NOTE 3.  DEBT AND PREFERRED SECURITIES

AEI

At March 31, 1997 and December 31, 1996, AEI had $50.0 million and $37.6 million, respectively, outstanding under its $75.0 million revolving credit and term loan facility. Proceeds have been used for general corporate purposes.

ACE

ACE's Cumulative Preferred Securities and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at March 31, 1997 and December 31, 1996 are approximately $943.5 million and $975.2 million, respectively. With regard to short term debt, ACE had outstanding $127.5 million at March 31, 1997 and $65.0 million at December 31, 1996.

On March 26, 1997, ACE issued and sold $15.0 million principal amount of unsecured Medium Term Notes in the following increments: $10.0 million at 7.5% and $5.0 million at 7.52%, both due April, 2007.

AEE

At March 31, 1997 and December 31, 1996, ATE had outstanding $7.0 million and $18.5 million, respectively, under its $25.0 million revolving credit and term loan facility. The estimated aggregate fair market value of ATE's $15 million in 7.44% Senior Notes at March 31, 1997 and December 31, 1996 was approximately $15.1 million and $15.5 million, respectively.

At March 31, 1997, and December 31, 1996, ATS had outstanding $55.5 million and $42.0 million, respectively, under its $100.0 million revolving credit and term loan facility. Commitment fees on the unused credit line were not significant. This facility will be used to satisfy certain associated company payables and for other general corporate purposes, including construction of the Midtown Energy Center in Atlantic City, New Jersey which began in November 1996.

In December 1995, ATS, through a partnership arrangement, borrowed from the New Jersey Economic Development Authority (NJEDA) $12.5 million from the proceeds of the sale of special, limited obligation bonds issued by the NJEDA. Proceeds from the bond issuance remain restricted in trust pending resolution of certain release conditions. The bonds paid an initial rate of 3.7% for the 120 day period ending on April 30, 1996. The bonds have been remarketed four times at fixed rates ranging from 3.5% to 3.8%. They may be remarketed for one or more additional periods not to exceed 120 days, but in no event later than December 1, 1998 at which time the bonds must be redeemed if the escrow conditions are not satisfied. ATS expects to satisfy all the escrow release conditions in the second quarter of 1997.

NOTE 4.  COMMON STOCK OF AEI

As of both March 31, 1997, and December 31, 1996, 52,502,479 shares of common stock were outstanding.

NOTE 5.  CONTINGENCIES

On February 28, 1997, ACE filed its comments on the BPU's Draft Phase II of the New Jersey Energy Master Plan (the Plan) concerning the restructuring of the electric utility industry. The BPU issued final findings and recommendations on the electric industry restructuring in New Jersey to the Governor and the State Legislature for their consideration on April 30, 1997.
The final findings and revisions differed from the draft relative to the proposed timetable for the phase-in of retail choice for electric customers in the State. The recommendation for phase-in was accelerated, calling for choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. The Plan requires each electric utility to file, no later than July 15, 1997, complete restructuring plans, stranded cost filings and unbundled rate filings.

ACE currently accounts for the economic effects of regulation as specified by SFAS 71. ACE believes it continues to meet the criteria set forth in SFAS 71 and has presented these financial statements in accordance with SFAS 71. However, if future changes in ratemaking regulation preclude ACE from meeting the criteria of SFAS 71, ACE would be required to apply Statement of Financial Accounting Standards No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" and write down certain assets if they are impaired. The result of this application may be an extraordinary, noncash charge to operations that could be material to the financial position and results of operations of the Company.

On April 1, 1997, the Pennsylvania-New Jersey-Maryland Interconnections Association (PJM) began implementing interim guidelines approved by FERC on February 28, 1997. The guidelines created, among other things, an independent system operator
(ISO), an open access tariff, a spot energy market open to utilities, nonutilities, power generators and wholesale energy brokers with comparable pool-wide transmission service and new rules governing generation and transmission activities. A final proposal is to be submitted to the FERC by May 31, 1997 which will address the remaining ISO issues and congestive pricing.

In mid-March, 1997, the New Jersey Legislature introduced a bill proposing to eliminate the Gross Receipts and Franchise Tax (GR&FT) paid by electric, natural gas and telecommunication public utilities. In its place, utilities will be subject to the State's corporate business tax. The State's existing sales and use tax will be expanded to include retail sales of electric power and natural gas, and a transitional energy facility assessment tax (TEFA) will be applied for a limited time on electric and natural gas utilities and will be phased-out over a five year period. It is intended that the legislation will take effect on January 1, 1998 and that on January 1, of each of the years thereafter, the TEFA will be reduced by 20%. ACE currently cannot predict the outcome of this matter.

ACE is a 7.41% owner of the Salem Nuclear Generating Station operated by Public Service Electric and Gas Company (PS).
Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively.

During these outages, PS has made significant changes and improvements related to the people, processes and equipment at Salem to improve the long-term reliability of the units. Salem Unit 2 is in the final stages of preparation for restart. The reactor has been refueled and reassembled and the reactor coolant pumps have been tested and placed in service. Over 90% of the total work activities have been completed and approximately 80% of the plant systems have been restored. Salem Unit 2 is currently expected to return to service in the third quarter of 1997.

Salem Unit 1 is currently expected to return to service in late
1997, after replacement of the unit's four steam generators, which was required in order to correct a generic problem with certain pressurized water reactors.

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

ACE is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units falls below a level set by the performance standard. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. According to the Salem outage stipulation agreement as previously discussed in the 1996 AEI Annual Report on Form 10-K, the performance of Salem Unit 1 and Unit 2 shall not be included in the calculation of the nuclear performance penalty or award for the period each unit was taken out of service up to each unit's respective return-to-service date.

The outage of each Salem unit causes ACE to incur replacement power costs of approximately $700 thousand per unit per month.
As previously discussed, ACE's replacement power costs for the current outage for each unit, up to the agreed-upon return-to-service dates (June 30, 1997 for Unit 1 and December 31, 1996 for Unit 2), will be recoverable in rates in ACE's 1997 LEC proceeding. Replacement power costs incurred after the respective agreed-upon return-to-service dates for the Salem Units will not be recoverable in rates.

Effective December 31, 1996, ACE entered into a Stipulation Agreement (Agreement) with PS for the purpose of limiting ACE's exposure to Salem's 1997 operation and maintenance (O&M) expenses. Pursuant to the terms of the Agreement, ACE will pay to PS $10 million of O&M expense, as a fixed charged payable in twelve equal installments beginning February 1, 1997. ACE's obligation for any contributions, above the $10 million, to Salem 1997 O&M expenses up to ACE's estimated share of $21.8 million, is based on performance and directly related to the timely return and operation of Salem Units 1 and 2. To the extent ACE derives a savings against 1997 O&M expenditures, those savings will offset replacement power costs incurred due to the unavailability of the Salem Units. As a result of this Agreement, ACE agreed to dismiss the complaint filed against PS in the Superior Court of New Jersey in March 1996 alleging negligence and breach of contract.

ACE has a trust to fund the future costs of decommissioning each of the five jointly-owned nuclear units. The current annual funding amount of this trust is based on estimates of the future costs of decommissioning each unit derived from studies performed in 1987. In accordance with BPU requirements, updated site specific studies were completed as of September 1996. ACE is currently evaluating the results of the studies and has not fully assessed the impacts upon amounts to be recognized and recovered in rates based on these updated studies.

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY
Notes to Consolidated Financial Statements

Information pertaining specifically to ACE and its subsidiary is included in Note 1, Note 2, Note 3 and Note 5 of the Consolidated
Financial Statements of AEI and is incorporated by reference.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following is management's discussion and analysis of significant factors which affected Atlantic Energy, Inc. (AEI or the Company) interim financial condition and results of operations. Atlantic City Electric Company (ACE) is the principal subsidiary of AEI and the following discussion focuses on ACE unless indicated otherwise. To properly assess and evaluate the Company's performance one should read, in conjunction with this report, the Management's Discussion and Analysis of Financial Condition and Results of Operations included in AEI's 1997 proxy statement for the annual meeting of shareholders and the 1996 AEI Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

AEI

The operating needs of AEI, representing those of the consolidated group, are dependent upon the results of its subsidiaries, principally ACE.

At March 31, 1997 and December 31, 1996, AEI had $50.0 million and $37.6 million outstanding, respectively, under its revolving credit and term loan facility.

ACE

At March 31, 1997 ACE had $127.5 million outstanding in short term debt, compared to $65.0 million outstanding at December 31, 1996. Short term debt consisted of notes payable to banks. Proceeds were used for general corporate purposes and to fund the annual remittance of the state excise tax payment as discussed below.

In March 1997, ACE made its annual payment to the State of New Jersey in the amount of $91.1 million for state excise tax. The current asset, Prepaid Excise Taxes reflects this current year payment which has caused a net cash usage in operating activities for the current and prior year quarter ended period as presented on the Consolidated Statement of Cash Flows.

Atlantic Energy Enterprises, Inc. (AEE)

At March 31, 1997 and December 31, 1996, ATE Investment, Inc.
(ATE) had outstanding $7.0 million and $18.5 million, respectively, under its revolving credit and term loan facility.

At March 31, 1997 and December 31, 1996, Atlantic Thermal Systems, Inc. (ATS) had outstanding $55.5 million and $42.0 million, respectively, under its revolving credit and term loan facility. Commitment fees on the unused credit line were not significant. This facility will be used to satisfy certain associated company payables and for other general corporate purposes including construction of the Midtown Energy Center in Atlantic City, New Jersey which began in November 1996 and is expected to be completed by mid-1997. ATS's capital expenditures have been approximately $38.1 million for this project to date.

In December 1995, ATS, through a partnership arrangement, borrowed from the New Jersey Economic Development Authority (NJEDA) $12.5 million from the proceeds of the sale of special, limited obligation bonds issued by the NJEDA. Proceeds from the bond issuance remain restricted in trust pending resolution of certain release conditions. The bonds paid an initial rate of 3.7% for the 120 day period ending on April 30, 1996. The bonds have been remarketed four times at fixed rates ranging from 3.5% to 3.8%. They may be remarketed for one or more additional periods not to exceed 120 days, but in no event later than December 1, 1998 at which time the bonds must be redeemed if the escrow conditions are not satisfied. ATS expects to satisfy all the escrow release conditions in the second quarter of 1997.

RESULTS OF OPERATIONS

Changes in net income and earnings per share for the period ended
March 31, 1997 versus the corresponding period of the previous year are as follows:
                          Period Ended March 31, 1997
                             Quarter/Year-to-Date
Net Income                          19.9%
Earnings Per Share                  20.7%

The change in net income and earnings per share primarily reflect decreased operating expenses and increased nonutility income.

Utility Revenues of ACE

Changes in Operating Revenues-Electric, exclusive of inter-company sales, are disclosed in the following table:

                                  Quarter/Year-to-Date
                                  Ended March 31, 1997
                                 (Thousands of Dollars)
Base Revenues                          $   (377)
Levelized Energy Clause                   6,777
Kilowatt-hour Sales                     (17,581)
Unbilled Revenues                         3,564
Sales for Resale                         (1,345)
Other Revenues                             (383)
Total                                  $ (9,345)

The decrease in Base Revenues reflects ACE's BPU approved Off-Tariff Rate Agreements (OTRAs). OTRAs are special reduced rates that are being offered by ACE to at-risk customers which reduced base revenues by an estimated $1.8 million, or $1.2 million, net of tax, for the current period. LEC revenues for the period increased due to an annual rate increase in July 1996 of $27.6 million. Changes in Kilowatt-hour Sales are explained in the 'Billed Sales to Ultimate Utility Customers' section. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which are affected by weather, economic conditions and the corresponding price per kilowatt-hour. The changes in Sales for Resale to wholesale customers are a function of ACE's energy mix strategy, which in turn is dependent upon ACE's needs for energy, the energy needs of other utilities participating in the regional power pool of which ACE is a member, and the sources and prices of energy available. In addition, changes in Sales for Resale are dependent on adjacent power pool resources and prices of energy available.















Billed Sales to Ultimate Utility Customers of ACE

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding periods of the prior year, are shown below.

                          Quarter/Year-To-Date
                          Ended March 31, 1997
                                    Average
                          Sales    Use   Cust
Residential              (11.4%) (12.1%)  0.8%
Commercial                (3.4)   (4.7)   1.3
Industrial                (3.9)   (4.3)   0.4
Total                     (7.3)   (8.1)   0.9

The decrease in the current period sales was due primarily to reduced electric heating usage, as a result of milder weather in 1997 compared to 1996. Another factor in the decreased sales was fewer billing days in the current period when compared to the same period of the previous year.

Operating Expenses

Total Operating Expenses decreased by 5.4%. Excluding depreciation and taxes, Total Operating Expenses decreased by 8.9% largely due to decreases in operations and maintenance costs of ACE.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the availability of low-cost generation from ACE-owned and purchased energy sources, the unit prices of the energy sources used and changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Generally, earnings are not affected by energy costs because these costs are adjusted to match the associated LEC revenues. However, ACE had voluntarily foregone recovery of certain amounts of otherwise recoverable fuel costs through its Southern New Jersey Economic Initiative (SNJEI), thereby reducing earnings through May 1996, as indicated below. Such reduced recoveries are discretionary by ACE, and are influenced by competitive and economic factors. ACE elected not to continue the SNJEI beyond May 1996. Otherwise, in any period the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is deferred on the Consolidated Balance Sheet as a liability or asset as appropriate. Amounts on the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. ACE was underrecovered by $30.3 million at March 31, 1997 as compared to underrecovered by $33.5 million at December 31, 1996.

Energy expense decreased by 3.5%. Excluding deferred energy costs, Energy expense decreased by 9.7%, when compared to the prior year largely due to the milder weather.

Sources of ACE's energy for the current period are as follows:

                                  Quarter\Year-to-Date
                                  Ended March 31, 1997
Coal                                       26%
Nuclear                                    17
Interchanged and Purchased                 37
Nonutility Purchased                       19
Oil and Natural Gas                         1
Total                                     100%

Operations expense decreased by 17.5% which was the result of reduced expenses resulting from the operations and maintenance stipulation agreement with PS regarding the Salem Units, as discussed in Note 5, and cost saving measures instituted by ACE.

Maintenance expense decreased by 40.3% as a result of reduced expenses associated with the Salem Station operations and maintenance stipulation.

State Excise Tax expense decreased 7.7%, reflecting a decreased energy sales tax base for the quarter compared to the same period last year.

Federal Income Tax expense increased by 50.5% and Taxes Accrued on the Consolidated Balance Sheet increased significantly due to an increase of taxable income for the current quarter when compared to the same period last year.

Accounts Payable decreased significantly due to reduced operating costs which have resulted in a reduction to current period end accruals.

Other Matters

On February 28, 1997, ACE filed its comments on the BPU's Draft Phase II of the New Jersey Energy Master Plan (the Plan) concerning the restructuring of the electric utility industry. The BPU issued final findings and recommendations on the electric industry restructuring in New Jersey to the Governor and the State Legislature for their consideration on April 30, 1997.
The final findings and revisions differed from the draft relative to the proposed timetable for the phase-in of retail choice for electric customers in the State. The recommendation for phase-in was accelerated, calling for choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. The Plan requires each electric utility to file, no later than July 15, 1997, complete restructuring plans, stranded cost filings and unbundled rate filings.

ACE currently accounts for the economic effects of regulation as specified by SFAS 71. ACE believes it continues to meet the criteria set forth in SFAS 71 and has presented these financial statements in accordance with SFAS 71. However, if future changes in ratemaking regulation preclude ACE from meeting the criteria of SFAS 71, ACE would be required to apply Statement of Financial Accounting Standards No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" and write down certain assets if they are impaired. The result of this application may be an extraordinary, noncash charge to operations that could be material to the financial position and results of operations of the Company.

On April 1, 1997, the Pennsylvania-New Jersey-Maryland Interconnections Association (PJM) began implementing interim guidelines approved by FERC on February 28, 1997. The guidelines created, among other things, an independent system operator
(ISO), an open access tariff, a spot energy market open to utilities, nonutilities, power generators and wholesale energy brokers with comparable pool-wide transmission service and new rules governing generation and transmission activities. A final proposal is to be submitted to the FERC by May 31, 1997 which will address the remaining ISO issues and congestive pricing.

In mid-March, 1997, the New Jersey Legislature introduced a bill proposing to eliminate the Gross Receipts and Franchise Tax (GR&FT) paid by electric, natural gas and telecommunication public utilities. In its place, utilities will be subject to the State's corporate business tax. The State's existing sales and use tax will be expanded to include retail sales of electric power and natural gas, and a transitional energy facility assessment tax (TEFA) will be applied for a limited time on electric and natural gas utilities and will be phased-out over a five year period. It is intended that the legislation will take effect on January 1, 1998 and that on January 1, of each of the years thereafter, the TEFA will be reduced by 20%. ACE currently cannot predict the outcome of this matter.

ACE is a 7.41% owner of the Salem Nuclear Generating Station operated by Public Service Electric and Gas Company (PS).
Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively.

During these outages, PS has made significant changes and improvements related to the people, processes and equipment at Salem to improve the long-term reliability of the units. Salem Unit 2 is in the final stages of preparation for restart. The reactor has been refueled and reassembled and the reactor coolant pumps have been tested and placed in service. Over 90% of the total work activities have been completed and approximately 80% of the plant systems have been restored. Salem Unit 2 is currently expected to return to service in the third quarter of 1997.

Salem Unit 1 is currently expected to return to service in late
1997, after replacement of the unit's four steam generators, which was required in order to correct a generic problem with certain pressurized water reactors.

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

ACE is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units falls below a level set by the performance standard. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. According to the Salem outage stipulation agreement as previously discussed in the 1996 AEI Annual Report on Form 10-K, the performance of Salem Unit 1 and Unit 2 shall not be included in the calculation of the nuclear performance penalty or award for the period each unit was taken out of service up to each unit's respective return-to-service date.

The outage of each Salem unit causes ACE to incur replacement power costs of approximately $700 thousand per unit per month.
As previously discussed, ACE's replacement power costs for the current outage for each unit, up to the agreed-upon return-to-service dates (June 30, 1997 for Unit 1 and December 31, 1996 for Unit 2), will be recoverable in rates in ACE's 1997 LEC proceeding. Replacement power costs incurred after the respective agreed-upon return-to-service dates for the Salem Units will not be recoverable in rates.

Effective December 31, 1996, ACE entered into a Stipulation Agreement (Agreement) with PS for the purpose of limiting ACE's exposure to Salem's 1997 operation and maintenance (O&M) expenses. Pursuant to the terms of the Agreement, ACE will pay to PS $10 million of O&M expense, as a fixed charged payable in twelve equal installments beginning February 1, 1997. ACE's obligation for any contributions, above the $10 million, to Salem 1997 O&M expenses up to ACE's estimated share of $21.8 million, is based on performance and directly related to the timely return and operation of Salem Units 1 and 2. To the extent ACE derives a savings against 1997 O&M expenditures, those savings will offset replacement power costs incurred due to the unavailability of the Salem Units. As a result of this Agreement, ACE agreed to dismiss the complaint filed against PS in the Superior Court of New Jersey in March 1996 alleging negligence and breach of contract.

ACE has a trust to fund the future costs of decommissioning each of the five jointly-owned nuclear units. The current annual funding amount of this trust is based on estimates of the future costs of decommissioning each unit derived from studies performed in 1987. In accordance with BPU requirements, updated site specific studies were completed as of September 1996. ACE is currently evaluating the results of the studies and has not fully assessed the impacts upon amounts to be recognized and recovered in rates based on these updated studies.


Nonutility Activities-AEI and AEE

Nonutility operations, which include AEI parent and AEII, resulted in net losses of $0.3 million compared to losses of $0.7 million for the prior period. Of these amounts, operations of AEE and subsidiaries resulted in net income of $0.5 million compared to net losses of $0.3 million for the same period of the prior year. The current net income is primarily due to the ATS's casino heating and cooling service contracts. ATS has signed agreements with two additional casinos in Atlantic City, New Jersey to operate their heating and cooling systems, bringing the total number of agreements to five. As part of these new agreements, ATS has agreed to pay $8.5 million in license fees for the right to operate and service these systems for a period of 20 years, of which, $5.5 million has been paid to date. These license fees are recorded on the Consolidated Balance Sheet as License Fees and are amortized to expense over the life of the contracts. Also contributing to the income was a reduction of ATE's interest expenses.

AEI parent only resulted in net losses of $0.6 million compared to net losses of $0.5 million for the corresponding period of the prior year. The 1997 and 1996 losses are largely due to interest expense associated with the borrowings from AEI's revolving credit and term loan facility. AEI's credit facility is used to support general corporate purposes.

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

  The following information updates certain matters previously reported under Part I, Item 1 - Business of the Annual Report on Form 10-K for 1996 of Atlantic Energy, Inc. and Atlantic City Electric Company (ACE). In addition, certain new information is contained herein.

Rate Matters

  On March 12, 1997, ACE filed with the Superior Court of New Jersey, Appellate Division, information statements as part of the appeal filed on February 27, 1997 by the Coalition for Competitive Energy. The appeal was based on the Board of Public Utilities' (BPU) Summary Decision and Order dated December 31, 1996 approving settlements regarding the rate treatment of the Salem Nuclear Generating Station. The appeal alleges, among other things, that the settlement violates the BPU's previously announced policy of requiring an "up-front" market test for all utility supply side construction, including repowering, and that the BPU's use of a "Summary Order" process is illegal under the Administrative Procedure Act. ACE is unable to predict the outcome of this appeal.

  On April 11, 1997, the Rate Intervention Steering Committee
(RISC) submitted a brief of its appeal with the Superior Court of New Jersey pertaining to the BPU's Decision and Order on ACE's Levelized Energy Clause filing dated April 24, 1996. In the brief, RISC argues that the BPU did not follow the rules of the Federal Energy Regulatory Commission (FERC) or the Public Utility Regulatory Act in its approval of nonutility generation contracts and the stipulation approving these contracts were without public notice or the opportunity for public hearings. RISC argues that the BPU should order a hearing to reconsider the contracts, recalculate the contract prices and give the public the opportunity to participate in the hearings. RISC further argues that ACE's customers should not pay for above current market costs and that ACE should not be permitted to recover costs relating to the maintenance of excess capacity. ACE and other parties to the proceeding have 30 days to respond.

  On April 24, 1997, the BPU issued a generic order in the matter of its investigation regarding the policy issues relating to whether customers who cease to take electric service from a utility, going to on-site generation as an alternative supply choice, should be charged an exit fee. In its order, the BPU determined that a further examination of the policy issue of whether electric utilities should have the ability to collect stranded costs from customers in the form of an exit fee is necessary, in conjunction with the Energy Master Plan, with a view towards applying any decision: 1) on an interim basis, if necessary; and 2) during any proposed stranded cost recovery period, commencing with the start of retail competition. A hearing is scheduled for June 19, 1997. ACE is unable to predict the outcome of this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

  On January 30, 1997, Atlantic Energy, Inc. held a special meeting of Atlantic Energy, Inc. shareholders to approve the Agreement and Plan of Merger between Atlantic Energy, Inc. and Delmarva Power & Light Company (DP&L). Shareholders were also asked to approve the Conectiv, Inc. Incentive Compensation Plan. The Agreement and Plan of Merger and the Incentive Compensation Plan were approved by the required majority of shareholders. The details of the shareholder vote were reported under Item 5 - Other Events - on Form 8-K dated January 31, 1997, which is incorporated herein by reference.

  On April 23, 1997, Atlantic Energy, Inc. held its annual meeting of shareholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of the nominees were elected. Details of other matters voted upon at the meeting are as follows:

Proposal #2 - To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 1997.

Votes For                     40,488,869 Shares
Votes Against                    274,093 Shares
Votes Abstained                  362,646 Shares

Item 5.  Other Information

Pending Merger

     As previously reported, the proposed merger between the Company and DP&L requires the approval of a number of Federal and state regulatory agencies. In addition to having filed for approval of the merger with the FERC under the Federal Power Act, filings for the approval of the Delaware, Virginia, Maryland, New Jersey and Pennsylvania utility commissions have been made and are being reviewed by each of the states. As required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, certain information relative to the merger has been submitted to the Antitrust Division of the Department of Justice and the Federal Trade Commission. Approval has also been requested in a filing made with the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954. Orders from the respective state and Federal commissions or agencies are expected to be obtained by year-end.

Nuclear Generating Station Developments

  ACE has been advised that in 1990, General Electric Company
(GE) reported that crack indications were discovered near the seam welds in the core shroud assembly in a GE boiling water reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions. Both Peach Bottom Units 2 and 3 and Hope Creek are affected by this issue and both PECO Energy Company (PE) and Public Service Electric and Gas Company (PS) are participating in the GE BWR Owners Group to evaluate this issue and develop long-term corrective actions. PS advised ACE that during the spring 1994 refueling outage, PS inspected the shroud of Hope Creek in accordance with GE's recommendations and found no cracks. In June 1994, an industry group was formed and subsequently established generic inspection guidelines which were approved by the NRC. Hope Creek was initially placed in the lowest susceptibility category under these guidelines. PS has advised ACE that due to Hope Creek's operating time, it now falls into the intermediate susceptibility category. Hope Creek will perform another shroud inspection during its next refueling outage in September 1997.

  In a separate matter, PS advised that as a result of several BWRs experiencing clogging in some emergency core cooling system suction strainers, which supply water from the suppression pool for emergency cooling of the core and related structures, the NRC issued a Bulletin in May 1996 to operators of BWRs requesting that measures be taken to minimize the potential for clogging. The NRC has proposed three resolution options, with a request that actions be completed by the end of the unit's first refueling outage after January 1997. Alternative resolution options will be subject to NRC approval. ACE has been advised that PS has responded to the NRC, indicating its intention to comply with the Bulletin. The Bulletin requires all BWRs to resolve this issue at their first refueling after January 1, 1997. Therefore, PS will be installing large capacity passive strainers during Hope Creek's next refueling outage in September 1997. PE has advised that large capacity passive strainers will also be installed at Peach Bottom Units 2 and 3 during their next refueling outages in September 1998 and September 1997, respectively. ACE cannot predict what other actions, if any, the NRC may take in this matter.

Salem Nuclear Generating Station

  ACE is a 7.41% owner of the Salem Nuclear Generating Station
(Salem) operated by PS.  Salem consists of two 1,106 megawatt
(MW) pressurized water nuclear reactors representing 164 MWs of ACE's total installed capacity of 2,385.7 MWs.

  As previously reported, Salem Units 1 and 2 were taken out of service in the second quarter of 1995. ACE has been advised by PS that Salem Unit 2 is in the final stage of preparation for restart and is expected to return to service early in the third quarter of 1997. In an April 11, 1997 letter to the NRC, PS stated that Unit 2 restart activities are approaching conclusion, and requested that the NRC commence its Readiness Team Inspection (a requirement for unit restart). PS has advised ACE that PS expects the inspection to commence in early-June 1997. Salem Unit 1 is expected to return to service in late 1997, following the installation of new steam generators. Restart of each Salem unit is subject to NRC approval.

Item 6.  Exhibits and Reports on 8-K

Exhibits:  See Exhibit Index Attached

Reports on Form 8-K:

Current Reports on Form 8-K were filed dated January 6, 1997, January 27, 1997 and January 31, 1997 describing the agreement between ACE and PS, the Draft Phase II of the BPU's Energy Master Plan and events at the Salem Nuclear Generating Station. A Current Report on Form 8-K was also filed dated March 24, 1997 which included, as exhibits, certain documents associated with the registration under the Securities Act of 1933 of $150 million of the long-term debt of Atlantic City Electric Company.



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

                                   Atlantic Energy, Inc.
                                   Atlantic City Electric Company
                                   (Registrant)


Date:  May 13, 1997           By:   /s/ M. J. Barron
                                        M. J. Barron
                                   Vice President and Chief
                                   Financial Officer of Atlantic
                                   Energy, Inc. and Senior Vice
                                   President and Chief Financial
                                   Officer of Atlantic City
                                   Electric Company

Date:  May 13, 1997           By:   /s/ L. M. Walters
                                        L. M. Walters
                                   Treasurer of Atlantic Energy,
                                   Inc. and Vice President,
                                   Treasurer and Assistant
                                   Secretary of Atlantic City
                                   Electric Company

                               EXHIBIT INDEX




27 Financial Data Schedules for Atlantic Energy, Inc. and
   Atlantic City Electric Company for periods ended
   March 31, 1997.