Form 10-Q
period 1997-06-30
ATLANTIC CITY ELECTRIC CO; ATLANTIC ENERGY INC
filed 1997-08-14
CIK 8192, 806393

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.
                              20549

                             Form 10-Q

          (x) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

               For Quarter ended June 30, 1997


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

Atlantic Energy, Inc.  52,504,479 shares (as of August 8, 1997)

All of the outstanding shares of Common Stock of Atlantic City
Electric Company are owned by Atlantic Energy, Inc.

Atlantic Energy, Inc.
                                              and
                      Atlantic City Electric Company


                                 Form 10-Q
                           For the Quarter Ended
                               June 30, 1997

                                   INDEX

                                                  Page No.

PART 1.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Atlantic Energy, Inc.

          Consolidated Statement of Income
               and Retained Earnings                    1
          Consolidated Statement of Cash Flows          3
          Consolidated Balance Sheet                    4

     Atlantic City Electric Company

          Consolidated Statement of Income
               and Retained Earnings                    6
          Consolidated Statement of Cash Flows          8
          Consolidated Balance Sheet                    9

     Notes to Financial Statements
          Atlantic Energy, Inc. and
          Atlantic City Electric Company                11


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations
               Atlantic Energy, Inc. and
               Atlantic City Electric Company           21

PART II.  OTHER INFORMATION

   Item 1.     Legal Proceedings                        32
   Item 5.     Other Information                        33
   Item 6.     Exhibits and Reports on Form 8-K         35

   Signatures                                           36


Atlantic Energy, Inc and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars, except per share data)

                                       Quarter Ended June 30,
                                         1997         1996
                                            (unaudited)

Operating Revenues-Electric            $225,556     $225,678
Operating Expenses:
  Energy                                 45,756       46,495
  Purchased Capacity                     49,066       47,903
  Operations                             32,881       39,455
  Maintenance                             7,487       11,735
  Depreciation and Amortization          20,737       19,973
  State Excise Taxes                     24,284       24,193
  Federal Income Taxes                   10,191        5,810
  Other Taxes                             2,309        2,429
    Total Operating Expenses            192,711      197,993
Operating Income                         32,845       27,685
Other Income:
  Allowance for Equity Funds Used During
   Construction                             281          272
  Other-Net                               2,956        1,879
    Total Other Income                    3,237        2,151
Interest Charges:
  Interest on Long Term Debt             14,944       15,041
  Other Interest Expense                  1,725        1,831
    Total Interest Charges               16,669       16,872
  Allowance for Borrowed Funds Used
   During Construction                     (286)        (295)
Net Interest Charges                     16,383       16,577
Less Preferred Securities Dividend
 Requirements of Subsidiary               2,854        3,009

Net Income                             $ 16,845     $ 10,250


Average Number of Shares of Common       52,502       52,702
 Stock Outstanding (in thousands)

Per Common Share:
  Earnings                               $  .32        $ .20
  Dividends Declared                     $  .385       $ .385
  Dividends Paid                         $  .385       $ .385

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS (Thousands of Dollars, except per share data)
                                       Year-to-Date June 30,
                                         1997         1996
                                             (unaudited)

Operating Revenues-Electric            $460,955     $471,003
Operating Expenses:
  Energy                                102,495      105,278
  Purchased Capacity                     97,321       97,232
  Operations                             62,338       75,168
  Maintenance                            13,881       22,450
  Depreciation and Amortization          41,300       40,224
  State Excise Taxes                     49,025       50,998
  Federal Income Taxes                   21,938       13,615
  Other Taxes                             5,228        5,372
    Total Operating Expenses            393,526      410,337
Operating Income                         67,429       60,666
Other Income:
  Allowance for Equity Funds Used During
   Construction                             544          492
  Other-Net                               5,146        2,785
  Total Other Income                      5,690        3,277
Interest Charges:
  Interest on Long Term Debt             29,650       30,136
  Other Interest Expense                  2,833        2,630
    Total Interest Charges               32,483       32,766
  Allowance for Borrowed Funds Used
   During Construction                     (548)        (626)
Net Interest Charges                     31,935       32,140
Less Preferred Securities Dividend
 Requirements of Subsidiary               5,708        6,019
Net Income                               35,476       25,784

Retained Earnings at Beginning of
 Period                                 227,630      249,741

Dividends Declared on Common Stock      (40,428)     (40,580)
Retained Earnings at End of Period     $222,678     $234,945

Average Number of Shares of Common       52,503       52,702
 Stock Outstanding (in thousands)

Per Common Share:
  Earnings                               $  .68        $ .49
  Dividends Declared                     $  .77        $ .77
  Dividends Paid                         $  .77        $ .77
              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Atlantic Energy Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
                                             Year-to-Date
                                            Ended June 30,
                                           1997         1996
Cash Flows Of Operating Activities:            (unaudited)
 Net Income                              $ 35,476     $ 25,784
 Unrecovered Purchased Power Costs          8,563        8,206
 Deferred Energy Costs                     (1,983)      (4,244)
 Preferred Securities Dividends of ACE      5,708        6,019
 Depreciation and Amortization             41,300       40,224
 Deferred Income Taxes-Net                   (791)        (514)
 Prepaid State Excise Taxes               (46,865)     (45,409)
 Unrecovered State Excise Taxes             4,780        4,780
 Changes - Net Working Capital Components:
  Accounts Receivable & Unbilled Revenues (12,500)      (7,244)
  Accounts Payable                        (15,154)      (7,473)
  Inventory                                 2,133        2,798
  Other                                    14,330       21,565
 Other-Net                                 (9,481)      (3,665)
Net Cash Provided by Operating Activities  25,516       40,827
Cash Flows Of Investing Activities:
 Utility Cash Construction Expenditures   (39,265)     (40,220)
 Nonutility Construction Expenditures     (27,101)      (3,154)
 Partnership Distribution                   4,420       10,729
 Nuclear Decommissioning Trust Fund
  Deposits                                 (3,212)      (3,212)
 Other-Net                                 (4,795)      (4,104)
Net Cash Used in Investing Activities     (69,953)     (39,961)
Cash Flows Of Financing Activities:
 Retirement and Maturity of Long
  Term Debt                                  (100)     (19,266)
 Proceeds from Long Term Debt              55,925        1,000
 Proceeds from Short Term Debt             35,950       76,720
 Redemption of Preferred Stock               -         (12,120)
 Dividends Declared-ACE Preferred
  Securities                               (5,708)      (6,019)
 Dividends Declared on Common Stock       (40,428)     (40,580)
 Other-Net                                  1,086        3,790
Net Cash Provided by Financing Activities  46,725        3,525
Net Increase in Cash and
 Temporary Investments                      2,288        4,391
Cash and Temporary Investments:
 beginning of period                       15,278        5,691
 end of period                           $ 17,566     $ 10,082


           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET                     June 30,  December 31,
(Thousands of Dollars)                           1997        1996
                                              (unaudited)
Assets
Electric Utility Plant In Service             $2,540,498   $2,508,220
Less Accumulated Depreciation                    894,176      871,531
Utility Plant in Service-Net                   1,646,322    1,636,689
Construction Work in Progress                    102,360      117,188
Land Held for Future Use                           5,604        5,604
Leased Property-Net                               36,795       39,914
Electric Utility Plant-Net                     1,791,081    1,799,395

Investments and Nonutility Property:
Investment in Leveraged Leases                    80,080       79,687
Nuclear Decommissioning Trust Fund                76,528       71,120
Nonutility Property and Equipment-Net             73,252       46,147
Other Investments and Funds                       53,276       53,550
Total Investments and Nonutility Property        283,136      250,504

Current Assets:
Cash and Temporary Investments                    17,566       15,278
Accounts Receivable:
  Utility Service                                 63,334       64,432
  Miscellaneous                                   38,171       32,547
  Allowance for Doubtful Accounts                 (3,500)      (3,500)
Unbilled Revenues                                 41,289       33,315
Fuel (at average cost)                            27,887       29,682
Materials and Supplies (at average cost)          23,477       23,815
Working Funds                                     15,071       15,517
Deferred Energy Costs                             35,512       33,529
Prepaid Excise Tax                                53,990        7,125
Other                                             14,545       11,354
Total Current Assets                             327,342      263,094

Deferred Debits:
Unrecovered Purchased Power Costs                 74,837       83,400
Recoverable Future Federal Income Taxes           85,858       85,858
Unrecovered State Excise Taxes                    49,934       54,714
Unamortized Debt Costs                            43,482       44,423
Other Regulatory Assets                           61,386       59,575
License Fees                                      26,761       17,733
Other                                             14,464       12,066
Total Deferred Debits                            356,722      357,769
Total Assets                                  $2,758,281   $2,670,762


            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                              June 30,    December 31,
                                                1997         1996
                                            (unaudited)
Liabilities and Capitalization
Capitalization:
Common Shareholders' Equity:
Common Stock                                 $  562,686    $  562,746
Retained Earnings                               222,678       227,630
Unearned Compensation                            (2,676)       (2,982)
Total Common Shareholders' Equity               782,688       787,394
Preferred Securities of Atlantic Electric:
  Preferred Stock:
    Not Subject to Mandatory Redemption          30,000        30,000
    Subject to Mandatory Redemption              43,950        43,950
  Company-Obligated Mandatorily
   Redeemable Preferred Securities of
    Subsidiary Trust Holding Solely Junior
     Subordinated Debentures of the
      Company                                    70,000        70,000
Long Term Debt                                  786,187       829,745
Total Capitalization (excluding current
  portion)                                    1,712,825     1,761,089

Current Liabilities:
Preferred Stock Redemption Requirement           10,000        10,000
Capital Lease Obligation-Current Portion            729           702
Long Term Debt-Current Portion                  197,675        98,250
Short Term Debt                                 100,900        64,950
Accounts Payable                                 51,354        66,508
Taxes Accrued                                    30,593         7,504
Interest Accrued                                 21,133        20,241
Dividends Declared                               21,624        21,701
Deferred Income Taxes                             3,013         3,190
Provision for Rate Refunds                         -           13,000
Other                                            30,791        24,696
Total Current Liabilities                       467,812       330,742

Deferred Credits and Other Liabilities:
Deferred Income Taxes                           433,494       434,108
Deferred Investment Tax Credits                  45,310        46,577
Capital Lease Obligations                        36,066        39,212
Other Post-Retirement Benefits                   35,608        32,608
Other                                            27,166        26,426
Total Deferred Credits and Other Liabilities    577,644       578,931

Total Liabilities and Capitalization         $2,758,281    $2,670,762
                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Atlantic City Electric Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
                                        Quarter Ended June 30,
                                           1997        1996
                                              (unaudited)

Operating Revenues-Electric              $227,237    $226,035
Operating Expenses:
  Energy                                   45,756      46,495
  Purchased Capacity                       49,066      47,903
  Operations                               32,886      39,479
  Maintenance                               7,491      11,746
  Depreciation and Amortization            20,737      19,973
  State Excise Taxes                       24,284      24,193
  Federal Income Taxes                     10,191       5,810
  Other Taxes                               2,309       2,429
    Total Operating Expenses              192,720     198,028
Operating Income                           34,517      28,007
Other Income:
  Allowance for Equity Funds Used During
   Construction                               281         272
  Miscellaneous Income-Net                  1,705       1,762
    Total Other Income                      1,986       2,034
Interest Charges:
  Interest on Long Term Debt               14,944      15,041
  Other Interest Expense                    1,725       1,831
    Total Interest Charges                 16,669      16,872
  Allowance for Borrowed Funds Used
   During Construction                       (286)       (295)
Net Interest Charges                       16,383      16,577
  Less Company-Obligated Mandatorily
   Redeemable Preferred Securities
    Dividends of Subsidiary Trust Holding
     Solely Junior Subordinated Debentures
      of the Company                        1,444        -
Net Income                                 18,676      13,464
 Less Preferred Dividend Requirements       1,410       3,009
Balance Available for Common Shareholder $ 17,266    $ 10,455


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Atlantic City Electric Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(Thousands of Dollars)                    Year-to-Date June 30,
                                            1997        1996
                                              (unaudited)
Operating Revenues-Electric              $463,363    $471,507
Operating Expenses:
  Energy                                  102,495     105,278
  Purchased Capacity                       97,321      97,232
  Operations                               62,303      75,239
  Maintenance                              13,887      22,466
  Depreciation and Amortization            41,300      40,224
  State Excise Taxes                       49,025      50,998
  Federal Income Taxes                     21,938      13,615
  Other Taxes                               5,228       5,372
    Total Operating Expenses              393,497     410,424
Operating Income                           69,866      61,083
Other Income:
  Allowance for Equity Funds Used During
   Construction                               544         492
  Miscellaneous Income-Net                  3,460       3,345
    Total Other Income                      4,004       3,837
Interest Charges:
  Interest on Long Term Debt               29,650      30,136
  Other Interest Expense                    2,833       2,630
    Total Interest Charges                 32,483      32,766
  Allowance for Borrowed Funds Used
   During Construction                       (548)       (626)
Net Interest Charges                       31,935      32,140
Less Company-Obligated Mandatorily
 Redeemable Preferred Securities
  Dividends of Subsidiary Trust Holding
   Solely Junior Subordinated Debentures
    of the Company                          2,888        -
Net Income                                 39,047      32,780

Retained Earnings at Beginning of Period  234,948     252,484
                                          273,995     285,264
Dividends Declared:
  Cumulative Preferred Stock               (2,820)     (6,019)
  Common Stock                            (40,428)    (40,580)
Total Dividends Declared                  (43,248)    (46,599)
Capital Stock Expense and Other              -            (83)
Retained Earnings at End of Period       $230,747    $238,582
Earnings for Common Stock:
  Net Income                             $ 39,047    $ 32,780
  Less Preferred Dividend Requirements      2,820       6,019
Balance Available for Common Shareholder $ 36,227    $ 26,761
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Atlantic City Electric Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)                         Year-to-Date
                                              Ended June 30,
                                             1997       1996
Cash Flows Of Operating Activities:            (unaudited)
 Net Income                                $ 39,047   $ 32,780
 Unrecovered Purchased Power Costs            8,563      8,206
 Deferred Energy Costs                       (1,983)    (4,244)
 Company-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust
   Holding Solely Junior Subordinated
    Debentures of the Company                 2,888       -
 Depreciation and Amortization               41,300     40,224
 Deferred Federal Income Taxes-Net             (752)    (1,121)
 Prepaid State Excise Taxes                 (46,865)   (45,409)
 Unrecovered State Excise Taxes               4,780      4,780
 Changes - Net Working Capital Components:
  Accounts Receivable & Unbilled Revenues    (8,888)    (5,214)
  Accounts Payable                          (12,290)    (7,446)
  Inventory                                   2,144      2,810
  Other                                       9,890     10,774
 Other-Net                                    4,503     (1,362)
Net Cash Provided by Operating Activities    42,337     34,778
Cash Flows Of Investing Activities:
 Cash Construction Expenditures             (39,265)   (40,220)
 Leased Property                             (1,499)    (1,832)
 Nuclear Decommissioning Trust Fund
  Deposits                                   (3,212)    (3,212)
 Other-Net                                     (978)       864
Net Cash Used in Investing Activities       (44,954)   (44,400)
Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt                15,000       -
 Retirement and Maturity of Long Term Debt     (100)   (12,266)
 Proceeds from Short Term Debt               35,950     76,720
 Redemption of Preferred Stock                 -       (12,120)
 Dividends Declared on Preferred Stock       (2,820)    (6,019)
 Dividends on Company-Obligated Mandatory
  Redeemable Preferred Securities of
   Subsidiary Trust Holding Solely Junior
    Subordinated Debentures of the Company   (2,888)      -
 Dividends Declared on Common Stock         (40,428)   (40,580)
 Other-Net                                   (1,535)     3,738
Net Cash Provided by Financing Activities     3,179      9,473
Net Increase (Decrease) in Cash and
 Temporary Investments                          562       (149)
Cash and Temporary Investments:
 beginning of period                          7,927      3,987
 end of period                             $  8,489   $  3,838
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Atlantic City Electric Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                       June 30,       December 31,
                                         1997            1996
                                      (unaudited)
Assets
Electric Utility Plant
In Service                             $2,540,498     $2,508,220
Less Accumulated Depreciation             894,176        871,531
Utility Plant in Service-Net            1,646,322      1,636,689
Construction Work in Progress             102,360        117,188
Land Held for Future Use                    5,604          5,604
Leased Property-Net                        36,795         39,914
Electric Utility Plant-Net              1,791,081      1,799,395

Investments and Nonutility Property:
Nuclear Decommissioning Trust Fund         76,528         71,120
Other                                       9,724          9,750
Total Investments and Nonutility
 Property                                  86,252         80,870

Current Assets:
Cash and Temporary Investments              8,489          7,927
Accounts Receivable:
  Utility Service                          63,334         64,432
  Miscellaneous                            23,662         21,650
  Allowance for Doubtful Accounts          (3,500)        (3,500)
Unbilled Revenues                          41,289         33,315
Fuel (at average cost)                     27,797         29,603
Materials and Supplies (at average cost)   23,477         23,815
Working Funds                              15,071         15,517
Deferred Energy Costs                      35,512         33,529
Prepaid Excise Tax                         53,990          7,125
Other Prepayments                          10,605         10,089
Total Current Assets                      299,726        243,502

Deferred Debits:
Unrecovered Purchased Power Costs          74,837         83,400
Recoverable Future Federal Income Taxes    85,858         85,858
Unrecovered State Excise Taxes             49,934         54,714
Unamortized Debt Costs                     42,400         43,579
Other Regulatory Assets                    61,386         59,575
Other                                      12,463          9,848
Total Deferred Debits                     326,878        336,974
Total Assets                           $2,503,937     $2,460,741

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Atlantic City Electric Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                         June 30,    December 31,
                                           1997          1996
                                        (unaudited)
Liabilities and Capitalization
Capitalization:
Common Shareholder's Equity:
Common Stock                            $   54,963    $   54,963
Premium on Capital Stock                   231,081       231,081
Contributed Capital                        259,960       259,078
Capital Stock Expense                       (1,645)       (1,645)
Retained Earnings                          230,747       234,948
Total Common Shareholder's Equity          775,106       778,425
Preferred Securities:
  Preferred Stock:
    Not Subject to Mandatory Redemption     30,000        30,000
    Subject to Mandatory Redemption         43,950        43,950
  Company-Obligated Mandatorily
   Redeemable Preferred Securities of
    Subsidiary Trust Holding Solely Junior
     Subordinated Debentures of the
      Company                               70,000        70,000
Long Term Debt                             758,687       802,245
Total Capitalization (excluding
 current portion)                        1,677,743     1,724,620
Current Liabilities:
Preferred Stock Redemption Requirement      10,000        10,000
Capital Lease Obligations-Current              729           702
Long Term Debt-Current                      58,675           175
Short Term Debt                            100,900        64,950
Accounts Payable                            51,354        63,644
Federal Income Taxes Payable-Affiliate      24,393         7,398
Other Taxes Accrued                          6,668         7,494
Interest Accrued                            20,383        19,619
Dividends Declared                          21,624        21,701
Deferred Income Taxes                        3,013         3,190
Provision for Rate Refunds                    -           13,000
Other                                       28,415        22,980
Total Current Liabilities                  326,154       234,853

Deferred Credits and Other Liabilities:
Deferred Income Taxes                      357,006       357,580
Deferred Investment Tax Credits             45,310        46,577
Capital Lease Obligations                   36,066        39,212
Other Post-Retirement Benefits              35,608        32,608
Other                                       26,050        25,291
Total Deferred Credits and Other
 Liabilities                               500,040       501,268

Total Liabilities and Capitalization    $2,503,937    $2,460,741
              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Organizational and Other Matters of AEI and Subsidiaries

Atlantic Energy, Inc. (AEI or the Company) is the parent of Atlantic City Electric Company (ACE), Atlantic Energy Enterprises, Inc. (AEE) and Atlantic Energy International, Inc.
(AEII) which are wholly-owned subsidiaries. ACE is a public utility primarily engaged in the generation, transmission, distribution and sale of electric energy. AEE is a holding company which is responsible for the management of the investments in nonutility companies consisting of: Atlantic Generation, Inc. (AGI), ATE Investment, Inc. (ATE), Atlantic Southern Properties, Inc. (ASP), Atlantic Thermal Systems, Inc.
(ATS), CoastalComm, Inc. (CCI) and Atlantic Energy Technology, Inc. (AET). AEE also has a 50% equity interest in Enerval, LLC. ATE also has a 94% equity interest in Enertech Capital Partners, L.P. AEII provided utility consulting services and equipment sales to international markets and is in the process of winding down its business. On January 7, 1997 ATS formed Atlantic Paxton Cogeneration, Inc. (APC) and ATS-EPC, L.P. APC incorporated in the State of Delaware, is the general partner for the acquisition of Paxton Creek Cogeneration Associates, Inc. ATS-EPC, L.P. is the limited partnership that will own and operate the Paxton Creek Cogeneration facility located in Harrisburg, Pa. ACE is the principal subsidiary of AEI. The consolidated financial information of AEI is principally the financial information of ACE unless indicated otherwise. Certain prior year amounts have been reclassified to conform to the current year reporting.

On August 12, 1996, the Boards of Directors of AEI and Delmarva Power & Light Company (DP&L) jointly announced an agreement to merge the companies into Conectiv, Inc. The merger is expected to be a tax-free, stock-for-stock transaction accounted for as a purchase. Under the terms of the agreement, DP&L shareholders will receive one share of the Conectiv common stock for each share of DP&L common stock held. AEI shareholders will receive
0.75 shares of the Conectiv common stock and 0.125 shares of the Conectiv Class A common stock for each share of AEI common stock held. On January 30, 1997, the merger was approved by the shareholders of both companies. The Maryland Public Service Commission gave its approval on the merger on July 16, 1997, the Federal Energy Regulatory Commission approved the merger on July 30, 1997, and the Virginia State Corporation Commission approved the merger on August 7, 1997. In order for the merger to become effective, approval is still required from several other Federal and state regulatory agencies. The Company expects the regulatory approval process to be completed in late 1997 or early 1998.

New Accounting Standards - The Financial Accounting Standards Board (FASB) issued two new Statements of Financial Accounting Standards in 1997 - Statement No. 128 (SFAS 128) "Earnings Per Share" and Statement No. 129 (SFAS 129) "Disclosure of Information about Capital Structure", which are effective for financial statements presented for periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements of earnings per share for entities with publicly held common stock and potential common stock. The Company has not fully assessed the impacts of this standard on its financial statements. SFAS 129 relates to disclosures of the Company's capital structure and is not expected to change current disclosure practices of the Company with regard to capital structure.

In June 1997, the FASB issued Statement No. 130 "Reporting
Comprehensive Income" and Statement No. 131 "Disclosure About
Segment of an Enterprise and related Information". These statements are effective for fiscal years beginning after December 15, 1997. Since these statements are primarily disclosure related, the Company currently believes that they will not have a significant effect on the Financial Statements.

NOTE 2.  RATE MATTERS OF ACE

On March 29, 1996, ACE filed with the New Jersey Board of Public Utilities (BPU) a petition requesting a $49.7 million increase in annual Levelized Energy Clause (LEC) revenues to be effective June 1, 1996. A stipulation was reached among ACE, New Jersey Division of the Ratepayer Advocate and the Staff of the BPU and approved by the BPU on July 17, 1996, allowing ACE to implement provisional rates resulting in an increase of annual LEC revenues of $27.6 million. The stipulation provided for the continuation of BPU hearings to decide on the following LEC rate issues: $27.8 million for the estimated replacement power costs related to the Salem Units 1 and 2 outages; $1.7 million in deferred replacement power costs associated with a 1994 Salem Unit 1 outage and $1.7 million in New Jersey emission fees. The provisional LEC rates also included the deferral of $6.4 million in 1996/97 LEC costs to be recovered without carrying costs in the next LEC period.
On December 19, 1996 and December 31, 1996 the BPU issued Orders approving two stipulations reached on October 22, 1996 settling the outstanding issues regarding the replacement power costs related to the current Salem outage and the 1994 Salem Unit 1 outage. The stipulations provided that ACE's replacement power costs for the current Salem outage, up to each Salem Unit's agreed-upon return-to-service date (June 30, 1997 for Unit 1 and December 31, 1996 for Unit 2), and the 1994 Salem Unit 1 outage will be recoverable in LEC rates implemented in ACE's next LEC filing (See Note 5).

On April 23, 1997, the Administrative Law Judge (ALJ) submitted his decision on the recovery of the $1.7 million in emission fees and found that the emission fees are fuel related and should be recovered through ACE's LEC. On July 30, 1997, the BPU rejected the ALJ's recommendation that emission fees be included in the current LEC and ordered that the present LEC rate be continued without recovery of the emission fees.

On February 28, 1997, ACE filed a petition with the BPU requesting an increase in annual LEC revenues of $20.0 million to be made effective for service rendered on and after June 1, 1997. The $20.0 million proposed increase includes recovery of Salem replacement power costs up to the agreed-upon return-to-service date for each Salem unit, in accordance with the stipulation settling the BPU's investigation into the continuing outage of the Salem Nuclear Generating Station. The proposed increase also permits recovery of $1.7 million in replacement power costs related to a 1994 outage at Salem Unit 1. ACE agreed to forego recovery of this amount in the 1996 LEC period in order to implement the provisional 1996 LEC rates. The Stipulation of Partial Settlement of ACE's 1996 LEC permits recovery of the $1.7 million. In April 1997, ACE's filing was transferred to the Office of Administrative Law. Public hearings have been scheduled for mid-September, 1997. ACE cannot predict the outcome of this matter.

On January 8, 1997, the BPU approved a stipulation related to its generic proceeding for methods of implementing Statement of Financial Accounting Standard No. 106 - "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS 106). SFAS 106 required publicly held companies to change from the practice of accounting for post-retirement benefits such as medical benefits, hospitalization and life insurance (OPEB), on a pay-as-you-go basis to an accrual basis of accounting. SFAS 106 required that companies recognize a transition obligation composed of the present value of OPEB obligations for retirees and current employees incurred as of the date of adoption. Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) allows for the recognition of a regulatory asset relating to costs for which rate recovery has been deferred. In December 1992, the BPU approved ACE's request for the application of deferred accounting to OPEB costs. These deferred costs are recorded as a regulatory asset consistent with SFAS 71. Under the terms of the stipulation, on August 1, 1997, ACE filed its request for ratemaking treatment of OPEB expenses including an amortized recovery of the regulatory assets. In its filing, ACE requested a $6.8 million increase in annual base rate revenues for the recovery of OPEB expenses.

On July 15, 1997 ACE filed its electric industry restructuring plan with the BPU as required by Energy Master Plan proposing how
ACE plans to move to retail access and the possible effect on rates. (See Note 5)

NOTE 3.  DEBT AND PREFERRED SECURITIES

AEI

At June 30, 1997 and December 31, 1996, AEI had $51.5 million and
$37.6 million, respectively, outstanding under its $75.0 million revolving credit and term loan facility. Proceeds have been used for general corporate purposes.

ACE

ACE's Cumulative Preferred Securities and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at June 30, 1997 and December 31, 1996 are approximately $978.4 million and $975.2 million, respectively. With regard to short term debt, ACE had outstanding $100.9 million at June 30, 1997 and $65.0 million at December 31, 1996.

On May 1, 1997 ACE satisfied the sinking fund requirements of $0.1 million for its 7 1/4% Debentures.

On July 30, 1997, ACE issued $22.6 million aggregate amount of variable rate, tax-exempt pollution control notes. The principal amount of $22.6 million represents two separate series of notes:
$18.2 million Pollution Control Revenue Refunding Bonds, 1997 Series A due April 15, 2014 (Series A) and $4.4 million Pollution Control Revenue Refunding Bonds, 1997 Series B due July 15, 2017 (Series B). The Series A and the Series B notes initially will bear interest at a weekly rate of 3.4% and 3.5%, respectively. Each subsequent rate will be determined by a remarketing agent. The rates of interest of each series may be changed from time to time to a daily mode, a flexible mode for periods of any duration up to 270 days or a multi-annual mode for periods of not less than 365 days. The proceeds from the sale of the Series A and Series B notes will be applied to the redemption of $18.2 million aggregated principal amount of Pollution Control Revenue Bonds of 1984, Series A and $4.4 million aggregate principal amount of Pollution Control Revenue Bonds of 1987, Series B.

On August 1, 1997 ACE redeemed 200,000 shares of its $8.20 Series
No Par Preferred Stock, 100,000 shares were required to be redeemed under a mandatory sinking fund requirement and ACE elected to redeem an optional 100,000 additional shares, both at $100 per share, for a total of $20.0 million.

AEE

At June 30, 1997 and December 31, 1996, ATE had outstanding $9.5 million and $18.5 million, respectively, under its $25.0 million revolving credit and term loan facility. The estimated aggregate fair market value of ATE's $15 million in 7.44% Senior Notes at June 30, 1997 and December 31, 1996 was approximately $15.4 million and $15.5 million, respectively.

In June, 1997, ATS's revolving credit and term loan facility was amended and increased to $175.0 million from $100.0 million. Under the restated agreement $40.0 million can be used to establish letters of credit. At June 30, 1997 and December 31, 1996, ATS had outstanding $78.0 million and $42.0 million, respectively, under its revolving credit and term loan facility. Commitment fees on the unused credit line were not significant. This facility has been used for funding the construction of the Midtown Energy Center in Atlantic City, New Jersey which began in November, 1996 and is expected to be completed in September, 1997. This facility has also been used to satisfy certain associated company payables and for other general corporate purposes.

In December 1995, ATS, through a partnership arrangement, borrowed from the New Jersey Economic Development Authority (NJEDA) $12.5 million from the proceeds of the sale of special, limited obligation bonds issued by the NJEDA. Proceeds from the bond issuance remain restricted in trust pending resolution of certain release conditions. The bonds paid an initial rate of 3.7% for the 120 day period ending on April 30, 1996. The bonds have been remarketed five times at fixed rates ranging from 3.5% to 3.8%. They may be remarketed for one or more additional periods not to exceed 120 days, but in no event later than December 1, 1998 at which time the bonds must be redeemed if the escrow conditions are not satisfied. ATS expects to satisfy all the escrow release conditions in the fourth quarter of 1997.

NOTE 4.  COMMON STOCK OF AEI

As of June 30, 1997, and December 31, 1996, 52,504,479 and
52,502,479 shares of common stock were outstanding, respectively.

NOTE 5.  CONTINGENCIES

The BPU issued final findings and recommendations on the electric industry restructuring in New Jersey to the Governor and the State Legislature for their consideration on April 30, 1997.
The recommendation for the implementation of a phase-in plan for retail competition would span a twenty-one month period providing choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. The plan required each electric utility in the state to file complete restructuring plans, stranded cost filings and unbundled rate filings by July 15, 1997. The plan would allow utilities the opportunity to recover stranded costs on a case-by-case basis, with no guarantee of 100 percent recovery of eligible stranded costs.

ACE filed its response to the BPU on July 15, 1997. ACE's restructuring filing met the BPU's recommendations for phase-in of retail electric access based on a first-come, first-served basis, proposing choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. Customers remaining with ACE will be charged the market-based electricity price beginning October 1, 1998. The restructuring filing included a two-phased approach to future rate reductions of approximately five percent. The first phase is a projected rate reduction of approximately one percent upon consummation of the merger of AEI and DP&L into Conectiv, Inc. (see Note 1). The second phase projects an additional rate reduction of approximately four percent beginning in 2001.

Under the restructuring filing ACE specified its total stranded cost estimated to be approximately $1.3 billion, of which $965 million is attributable to above-market Non-Utility Generation
(NUG) Contracts. The remaining amount, approximately $340 million, is related to wholly and jointly-owned generation investments. The restructuring filing supports full recovery of stranded costs, which ACE believes are necessary to move to a competitive environment.

On June 26, 1997, the Company and DP&L jointly announced an enhanced retirement offer (ERO) and separation programs that will be utilized to achieve workforce reductions as a result of the merger. (Refer to Note 1 for merger discussion.) The total cost to the Company for these programs, as well as, the cost of executive severance, employee relocation and facilities integration is estimated to range from $38 million to $48 million. These costs are contingent upon the consummation of the merger. ACE will be required to recognize these costs through expense in accordance with the generally accepted accounting principles (GAAP). The actual cost to the Company and ACE will depend on the number of factors related to the employee mix as well as the actual number of employees who will be separated.

ACE currently accounts for the economic effects of regulation as specified by SFAS 71 which provides guidance on circumstances when the economic effect of a regulator's decision warrants different application of GAAP as a result of the ratemaking process. At this time, ACE continues to meet the criteria set forth in SFAS 71 and has presented these financial statements in accordance therewith.

FASB, through the Emerging Issue Task Force (EITF), has recently set forth guidance necessary for clarifying the accounting treatment of specific issues associated with the restructuring of the electric utility industry through EITF Issue No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises-Accounting for the Discontinuation of application of FASB Statement No. 71." At the July 24, 1997 EITF meeting a consensus was reached that as to SFAS 71 "when deregulatory legislation or a rate order (whichever is necessary to effect change in the jurisdiction) that contains sufficient detail for the enterprise to reasonably determine how the transition plan will effect the separable portion of its business" (e.g. generation) "whose pricing is being deregulated is issued, the enterprise should stop applying Statement 71 to that separable portion of its business." As to SFAS 101, consensus were also reached "that the regulatory assets and regulatory liabilities that originated in the separable portion of an enterprise to which Statement 101 is being applied should be evaluated on the basis of where (that is, the portion of the business in which) the regulated cash flows to realize and settle them, respectively, will be derived", and that the "source of the cash flow approach adopted in the consensus should be used for recoveries of all costs and settlements of all obligations (not just for regulatory assets and regulatory liabilities that are recorded at the date Statement 101 is applied) for which regulated cash flows are specifically provided in the deregulatory legislation or rate order".

At this time ACE cannot predict with certainty when it will stop applying SFAS 71 for its generation business. ACE also cannot predict the impacts on its financial condition as a result of applying SFAS 101. The outcome will be dependent upon when a plan is approved and the level of recovery of stranded costs allowed by the BPU. If assets require a write-down as a result of the application of SFAS 101, ACE may need to record an extraordinary noncash charge to operations that could have a material impact on the financial position and results of operations of ACE.

On April 1, 1997, the Pennsylvania-New Jersey-Maryland Interconnections Association (PJM) began implementing interim guidelines approved by FERC on February 28, 1997. The guidelines created, among other things, an independent system operator
(ISO), an open access tariff, a spot energy market open to utilities, nonutilities, power generators and wholesale energy brokers with comparable pool-wide transmission service and new rules governing generation and transmission activities. After extensive discussions, the seven supporting companies of PJM submitted a package of proposals that would advance the current market design, allow for market based rates for generation, move to a traditional pricing model for handling transmission congestion and would position the PJM pool operator as an ISO. Other market participants have subsequently filed separate proposals. The timing of a decision from FERC is not known.

The BPU's Energy Master Plan has suggested that the establishment of an ISO, or its functional equivalent, is critical to the functioning of a fully competitive, retail power market that retains the current high degree of system reliability. In the BPU's judgment there should be a reasonable transition period for the ISO to fully implement its open access responsibilities at the wholesale level before adding the additional complexities associated with competitive retail transactions.

On July 14, 1997 the Governor signed a bill into law eliminating the Gross Receipts and Franchise Tax (GR&FT) paid by electric, natural gas and telecommunication public utilities. In its place, utilities will be subject to the State's corporate business tax. In addition, the State's existing sales and use tax will be expanded to include retail sales of electric power and natural gas, and a transitional energy facility assessment tax (TEFA) will be applied for a limited time on electric and natural gas utilities and will be phased-out over a five year period. The law will take effect January 1, 1998 and on January 1 of each of the years thereafter, the TEFA will be reduced by 20%. By the year 2003, the TEFA will be fully phased-out and the savings will be passed through to ACE's customers.

ACE is a 7.41% owner of the Salem Nuclear Generating Station operated by Public Service Electric and Gas Company (PS).
Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively.

PS has advised ACE that the Salem restart plan, which encompassed a comprehensive review and improvement of personnel, process and equipment issues has been completed for Salem Unit 2. On August 6, 1997, the NRC authorized the restart of Salem 2 and stated that it would continue to closely monitor activities at Salem. Three planned hold points were established and the NRC plans to perform a final assessment after approximately two months of full power operations. The NRC's June 9, 1995 Confirmatory Action letter was amended to include the planned hold points of the final assessment. The restart process is underway.

PS has advised ACE that the installation of Salem Unit 1 steam generators has been completed and the unit is expected to return to service around the end of the year. Restart of Salem Unit 1 is also subject to NRC approval.

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

Effective December 31, 1996, ACE entered into an agreement with PS for the purpose of limiting ACE's exposure to Salem's 1997 operation and maintenance (O&M) expenses. Pursuant to the terms of the Agreement, ACE will pay to PS $10 million of O&M expense, as a fixed charge payable in twelve equal installments beginning February 1, 1997. ACE's obligation for any contributions, above the $10 million, to Salem 1997 O&M expenses up to ACE's estimated share of $21.8 million, is based on performance and directly related to the timely return and operation of Salem Units 1 and
2. Contingent upon the return of Salem 2 to full power in September 1997, total O&M expenses related to the Salem Units are expected to be $12.8 million for 1997.

ACE has a trust to fund the future costs of decommissioning each of the five jointly-owned nuclear units. The current annual funding amount of this trust is based on estimates of the future costs of decommissioning each unit derived from studies performed in 1987. In accordance with BPU requirements, updated site specific studies were completed as of September 1996. ACE is currently evaluating the results of the studies and has not fully assessed the impact, if any, upon amounts to be recognized and recovered in rates as a result of these updated studies.

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY
Notes to Consolidated Financial Statements

Information pertaining specifically to ACE and its subsidiaries is included in Note 1, Note 2, Note 3 and Note 5 of the
Consolidated Financial Statements of AEI and is incorporated by reference.
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

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

At June 30, 1997 and December 31, 1996, AEI had $51.5 million and
$37.6 million, respectively, outstanding under its $75.0 million revolving credit and term loan facility. Proceeds have been used for general corporate purposes.

ACE

At June 30, 1997 ACE had $100.9 million outstanding in short term debt, compared to $65.0 million outstanding at December 31, 1996. Short term debt consisted of notes payable to banks. Proceeds were used for general corporate purposes and to fund the annual remittance of the state excise tax payment in the amount of $91.1 million.

ACE's Cumulative Preferred Securities and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at June 30, 1997 and December 31, 1996 are approximately $978.4 million and $975.2 million, respectively. With regard to short term debt, ACE had outstanding $100.9 million at June 30, 1997 and $65.0 million at December 31, 1996.

On May 1, 1997 ACE satisfied the sinking fund requirements of $0.1 million for its 7 1/4% Debentures.

On July 30, 1997, ACE issued $22.6 million aggregate amount of variable rate, tax-exempt pollution control notes. The principal amount of $22.6 million represents two separate series of notes:
$18.2 million Pollution Control Revenue Refunding Bonds, 1997 Series A due April 15, 2014 (Series A) and $4.4 million Pollution Control Revenue Refunding Bonds, 1997 Series B due July 15, 2017 (Series B). The Series A and the Series B notes initially will bear interest at a weekly rate of 3.4% and 3.5%, respectively. Each subsequent rate will be determined by a remarketing agent. The rates of interest of each series may be changed from time to time to a daily mode, a flexible mode for periods of any duration up to 270 days or a multi-annual mode for periods of not less than 365 days. The proceeds from the sale of the Series A and Series B notes will be applied to the redemption of $18.2 million aggregated principal amount of Pollution Control Revenue Bonds of 1984, Series A and $4.4 million aggregate principal amount of Pollution Control Revenue Bonds of 1987, Series B.

On August 1, 1997 ACE redeemed 200,000 shares of its $8.20 Series
No Par Preferred Stock, 100,000 shares were required to be redeemed under a mandatory sinking fund requirement and ACE elected to redeem an optional 100,000 additional shares, both at $100 per share, for a total of $20.0 million.

Atlantic Energy Enterprises, Inc. (AEE)

At June 30, 1997 and December 31, 1996, ATE Investment, Inc.
(ATE) had outstanding $9.5 million and $18.5 million, respectively, under its revolving credit and term loan facility.

In June, 1997, the Atlantic Thermal Systems, Inc. (ATS) revolving credit and term loan facility was amended and increased to $175.0 million from $100.0 million. At June 30, 1997 and December 31, 1996, ATS had outstanding $78.0 million and $42.0 million, respectively, under its revolving credit and term loan facility. Commitment fees on the unused credit line were not significant. This facility has been used for funding the construction of the Midtown Energy Center in Atlantic City, New Jersey which began in November 1996 and is expected to be completed by September 1997. ATS's capital expenditures have been approximately $54.0 million
for this project to date.   This facility has also been used to
satisfy certain associated company payables and for other general corporate purposes. The increase in Nonutility Property and Equipment-Net on the Consolidated Balance Sheet is mainly due to the construction of the Midtown Energy Center.

In December 1995, ATS, through a partnership arrangement, borrowed from the New Jersey Economic Development Authority (NJEDA) $12.5 million from the proceeds of the sale of special, limited obligation bonds issued by the NJEDA. Proceeds from the bond issuance remain restricted in trust pending resolution of certain release conditions. The bonds paid an initial rate of 3.7% for the 120 day period ending on April 30, 1996. The bonds have been remarketed five times at fixed rates ranging from 3.5% to 3.8%. They may be remarketed for one or more additional periods not to exceed 120 days, but in no event later than December 1, 1998 at which time the bonds must be redeemed if the escrow conditions are not satisfied. ATS expects to satisfy all the escrow release conditions in the fourth quarter of 1997.

RESULTS OF OPERATIONS

Changes in net income and earnings per share for the periods ended June 30, 1997 versus the corresponding periods of the previous year are as follows:

                          Periods Ended June 30, 1997
                            Quarter    Year-to-Date
Net Income                   64.3%        37.6%
Earnings Per Share           60.0%        38.8%

The change in net income and earnings per share primarily reflect decreased operations and maintenance expenses, related to Salem and increased nonutility income, primarily ATS, for the periods.

Utility Revenues of ACE

Changes in Operating Revenues-Electric, exclusive of inter-company sales, are disclosed in the following table:

                                Periods Ended June 30, 1997
                                  Quarter    Year-to-Date
                                  (Thousands of Dollars)

Base Revenues                     $(3,054)    $ (3,432)
Levelized Energy Clause             6,159       12,936
Kilowatt-hour Sales                (5,268)     (22,849)
Unbilled Revenues                   7,766       11,330
Sales for Resale                   (4,778)      (6,123)
Other Revenues                        377           (6)
 Total                            $ 1,202     $ (8,144)

The decrease in Base Revenues reflects ACE's BPU approved Off-Tariff Rate Agreements (OTRAs). OTRAs are special reduced rates that are being offered, for periods ranging from 5 to 7 years, by ACE to at-risk customers which reduced Base Revenues $2.6 million, or $1.7 million, net of tax, for the current quarter and $4.4 million, or $2.9 million, net of tax for the year-to-date. LEC revenues for the periods increased due to an annual rate increase in July 1996 of $27.6 million. Changes in Kilowatt-hour Sales are explained in the 'Billed Sales to Ultimate Utility Customers' section. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which are affected by weather, economic conditions and the corresponding price per kilowatt-hour. The changes in Sales for Resale to wholesale customers are a function of ACE's energy mix strategy, which in turn is dependent upon ACE's needs for energy, the energy needs of other utilities participating in the regional power pool of which ACE is a member, and the sources and prices of energy available. In addition, changes in Sales for Resale are dependent on adjacent power pool resources and prices of energy available.

Billed Sales to Ultimate Utility Customers of ACE

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding periods of the prior year, are shown below.

                           Periods Ended June 30, 1997
                          Quarter             Year-To-Date
                              Average                 Average
Customer Class      Sales   Use  Cust       Sales   Use   Cust
Residential         (7.4%) (8.3%) 1.0%     (9.7%) (10.5%) 0.9%
Commercial          (0.7)  (2.4)  1.8      (2.1)   (3.5)  1.6
Industrial           5.4    4.3   1.1       0.9     0.1   0.8
Total               (2.4)  (3.5)  1.1      (5.0)   (6.0)  1.0

The decreases in the current periods sales were due primarily to reduced electric heating usage, as a result of milder weather in 1997 compared to 1996.

Operating Expenses

Total Operating Expenses decreased by 2.7% for the current quarter and 4.1% for the year-to-date when compared to the same periods of the prior year. Excluding depreciation and taxes, Total Operating Expenses decreased by 7.1% for the current quarter and 8.0% for the year-to-date, when compared to the same periods of the prior year, largely due to decreases in operations and maintenance costs of ACE.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the availability of low-cost generation from ACE-owned and purchased energy sources, the unit prices of the energy sources used and changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Generally, earnings are not affected by energy costs because these costs are adjusted to match the associated LEC revenues. Otherwise, in any period the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is deferred on the Consolidated Balance Sheet as a liability or asset as appropriate. Amounts on the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. ACE was underrecovered by $35.5 million at June 30, 1997 and by $33.5 million at December 31, 1996.

Energy expense decreased by 1.6% for the current quarter, when compared to the same period of the prior year. Excluding deferred energy costs, Energy expense increased by 1.1%, for the current quarter, when compared to the same period of the prior year.

Sources of ACE's energy for the current period are as follows:

                                Periods Ended June 30, 1997
                                Quarter        Year-to-Date
Coal                              26%              26%
Nuclear                           20               18
Interchanged and Purchased        26               32
Nonutility Purchased              25               22
Oil and Natural Gas                3                2
Total                            100%             100%

Operations expense decreased by 16.7% for the quarter ended and 17.1% for the year-to-date, when compared to the same periods of the previous year, which was the result of reduced expenses resulting from the operations and maintenance agreement with PS regarding the Salem Units, as discussed in Note 5, and other cost saving measures instituted by ACE.

Maintenance expense decreased by 36.2% for the quarter ended and 38.2% for the year-to-date, when compared to the same periods of the previous year, as a result of reduced expenses associated with the Salem Station stipulation.

Federal Income Tax expense increased by 75.4% for the current quarter and 61.1% for the year-to-date, when compared to the same periods of the previous year, and Taxes Accrued on the Consolidated Balance Sheet increased significantly due to the decrease in operations and maintenance expense, which resulted in an increase of taxable income for the year-to-date period.

Other Income

Other Income increased by 50.5% for the current quarter and 73.6% for the year-to-date, when compared to the same periods of the previous year, due primarily to an increase in nonutility earnings.

Other Matters

The BPU issued final findings and recommendations on the electric industry restructuring in New Jersey to the Governor and the State Legislature for their consideration on April 30, 1997.
The recommendation for the implementation of a phase-in plan for retail competition would span a twenty-one month period providing choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. The plan required each electric utility in the state to file complete restructuring plans, stranded cost filings and unbundled rate filings by July 15, 1997. The plan would allow utilities the opportunity to recover stranded costs on a case-by-case basis, with no guarantee of 100 percent recovery of eligible stranded costs.

ACE filed its response to the BPU on July 15, 1997. ACE's restructuring filing met the BPU's recommendations for phase-in of retail electric access based on a first-come, first-served basis, proposing choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. Customers remaining with ACE will be charged the market-based electricity price beginning October 1, 1998. The restructuring filing included a two-phased approach to future rate reductions of approximately five percent. The first phase is a projected rate reduction of approximately one percent upon consummation of the merger of AEI and DP&L into Conectiv, Inc. (see Note 1). The second phase projects an additional rate reduction of approximately four percent beginning in 2001.

Under the restructuring filing ACE specified its total stranded cost estimated to be approximately $1.3 billion, of which $965 million is attributable to above-market Non-Utility Generation
(NUG) Contracts. The remaining amount, approximately $340 million, is related to wholly and jointly-owned generation investments. The restructuring filing supports full recovery of stranded costs, which ACE believes are necessary to move to a competitive environment.

On June 26, 1997, the Company and DP&L jointly announced an enhanced retirement offer (ERO) and separation programs that will be utilized to achieve workforce reductions as a result of the merger. (Refer to Note 1 for merger discussion.) The total cost to the Company for these programs, as well as, the cost of executive severance, employee relocation and facilities integration is estimated to range from $38 million to $48 million. These costs are contingent upon the consummation of the merger. ACE will be required to recognize these costs through expense in accordance with the generally accepted accounting principles (GAAP). The actual cost to the Company and ACE will depend on the number of factors related to the employee mix as well as the actual number of employees who will be separated.

On April 1, 1997, the Pennsylvania-New Jersey-Maryland Interconnections Association (PJM) began implementing interim guidelines approved by FERC on February 28, 1997. The guidelines created, among other things, an independent system operator
(ISO), an open access tariff, a spot energy market open to utilities, nonutilities, power generators and wholesale energy brokers with comparable pool-wide transmission service and new rules governing generation and transmission activities. After extensive discussions, the seven supporting companies of PJM submitted a package of proposals that would advance the current market design, allow for market based rates for generation, move to a traditional pricing model for handling transmission congestion and would position the PJM pool operator as an ISO. Other market participants have subsequently filed separate proposals. The timing of a decision from FERC is not known.

The BPU's Energy Master Plan has suggested that the establishment of an ISO, or its functional equivalent, is critical to the functioning of a fully competitive, retail power market that retains the current high degree of system reliability. In the BPU's judgment there should be a reasonable transition period for the ISO to fully implement its open access responsibilities at the wholesale level before adding the additional complexities associated with competitive retail transactions.

On July 14, 1997 the Governor signed a bill into law eliminating the Gross Receipts and Franchise Tax (GR&FT) paid by electric, natural gas and telecommunication public utilities. In its place, utilities will be subject to the State's corporate business tax. In addition, the State's existing sales and use tax will be expanded to include retail sales of electric power and natural gas, and a transitional energy facility assessment tax (TEFA) will be applied for a limited time on electric and natural gas utilities and will be phased-out over a five year period. The law will take effect January 1, 1998 and on January 1 of each of the years thereafter, the TEFA will be reduced by 20%. By the year 2003, the TEFA will be fully phased-out and the savings will be passed through to ACE's customers.

ACE is a 7.41% owner of the Salem Nuclear Generating Station operated by Public Service Electric and Gas Company (PS).
Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively.

PS has advised ACE that the Salem restart plan, which encompassed a comprehensive review and improvement of personnel, process and equipment issues has been completed for Salem Unit 2. On August 6, 1997, the NRC authorized the restart of Salem 2 and stated that it would continue to closely monitor activities at Salem. Three planned hold points were established and the NRC plans to perform a final assessment after approximately two months of full power operations. The NRC's June 9, 1995 Confirmatory Action letter was amended to include the planned hold points of the final assessment. The restart process is underway.

PS has advised ACE that the installation of Salem Unit 1 steam generators has been completed and the unit is expected to return to service around the end of the year. Restart of Salem Unit 1 is also subject to NRC approval.

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

Effective December 31, 1996, ACE entered into an agreement with PS for the purpose of limiting ACE's exposure to Salem's 1997 operation and maintenance (O&M) expenses. Pursuant to the terms of the Agreement, ACE will pay to PS $10 million of O&M expense, as a fixed charge payable in twelve equal installments beginning February 1, 1997. ACE's obligation for any contributions, above the $10 million, to Salem 1997 O&M expenses up to ACE's estimated share of $21.8 million, is based on performance and directly related to the timely return and operation of Salem Units 1 and
2. Contingent upon the return of Salem 2 to full power in September 1997, total O&M expenses related to the Salem Units are expected to be $12.8 million for 1997.

ACE has a trust to fund the future costs of decommissioning each of the five jointly-owned nuclear units. The current annual funding amount of this trust is based on estimates of the future costs of decommissioning each unit derived from studies performed in 1987. In accordance with BPU requirements, updated site specific studies were completed as of September 1996. ACE is currently evaluating the results of the studies and has not fully assessed the impact, if any, upon amounts to be recognized and recovered in rates as a result of these updated studies.

Nonutility Activities-AEI, AEII and AEE

Nonutility operations, which include AEI parent and AEII, resulted in net losses of $0.8 million for the year-to-date compared to losses of $1.0 million for the same period of the prior year. Of these amounts, operations of AEE and subsidiaries resulted in net income of $0.9 million for the year-to-date compared to net income of $0.3 million for the same period of the prior year. The current net income is primarily due to ATS's casino heating and cooling service contracts. In March and April of 1997, ATS signed agreements with two additional casinos in Atlantic City, New Jersey to operate their heating and cooling systems, bringing the total number of agreements to six. As part of these new agreements, ATS has paid $9.5 million in license fees for the right to operate and service these systems for a period of 20 years. These license fees are recorded on the Consolidated Balance Sheet as License Fees and are amortized to expense over the life of the contracts. Also contributing to the nonutility income was a reduction of ATE's interest expenses.

AEI parent only resulted in net losses of $1.3 million for the year-to-date of both the current year and the prior year. The 1997 and 1996 losses are largely due to interest expense associated with the borrowings from AEI's revolving credit and term loan facility. AEI's credit facility is used to support general corporate purposes.

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY

The information required by this item is incorporated herein by reference from the following portions of AEI's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to ACE and its subsidiary:
Liquidity and Capital Resources-ACE; Results of Operations and Other Matter of ACE.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate," "estimate," "expect", "objective", and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; and increasingly competitive energy marketplace; sales retention and growth; federal and state regulatory actions; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Litigation Reform Act.
Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

  The following information updates certain matters previously reported under Part I, Item 1 - Business of the Annual Report on Form 10-K for 1996 and Part II, Item 1-Legal Proceedings and Item 5-Other Information on Form 10-Q for the quarter ended March 31, 1997 for Atlantic Energy, Inc. and Atlantic City Electric Company
(ACE).  In addition, certain new information is contained herein.

Rate Matters

  As previously reported, the Rate Intervention Steering Committee (RISC) submitted a brief of its appeal with the Superior Court of New Jersey on April 11, 1997, pertaining to the BPU's Decision and Order on ACE's Levelized Energy Clause filing dated April 24, 1996. In the brief, RISC argues that the BPU did not follow the rules of the FERC or the Public Utility Regulatory Act in its approval of non utility generation contracts and the stipulation approving these contracts were without public notice or the opportunity for public hearings. RISC argues that the BPU should order a hearing to reconsider the contracts, recalculate the contract prices and give the public the opportunity to participate in the hearings. RISC further argues that ACE's customers should not pay for above current market costs and that ACE should not be permitted to recover costs relating to the maintenance of excess capacity. On July 14, 1997 ACE submitted its response to the Appellate Court on the RISC appeal. RISC will have a chance to rebut the Company's response before the matter is determined by the Court. ACE is unable to predict the outcome of this appeal.

  On April 24, 1997, the BPU issued a generic order in the matter of its investigation regarding the policy issues relating to whether customers who cease to take electric service from a utility, going to on-site generation as an alternative supply choice, should be charged an exit fee. In its order, the BPU determined that a further examination of the policy issue of whether electric utilities should have the ability to collect stranded costs from customers in the form of an exit fee is necessary in conjunction with electric restructuring, with a view towards applying any decision: 1) on an interim basis, if necessary; and 2) during any proposed stranded cost recovery period commencing with the start of retail competition. On July 30, 1997 the BPU held a hearing in which they deferred a decision on this matter. ACE is unable to predict the outcome of this matter.



NONUTILITY SUBSIDIARIES

  As previously reported in the 1996 Form 10-K, in April 1995, ATS filed a petition with the BPU for an Order declaring that ATS is not a public utility subject to the BPU's jurisdiction by reason of its business activities in Atlantic City. It is ATS' position that its service to a limited number of large use energy consumers does not invoke the requisite public interest that is a prerequisite to public utility classification. Proceedings on the petition are currently pending before an Administrative Law Judge. ATS is working to resolve relevant issues with the Staff of the BPU and other parties thereto.

Item 5.  Other Information

Environmental Matters

     As previously reported in the 1996 Form 10-K, on January 23, 1997, the EPA issued Compliance Order 113-97-001 (Order) for failure to comply with emission monitoring requirements on a combustion turbine unit at the Sherman Avenue Generating Station. The Order carries a potential penalty of $25,000 a day, retroactive to May 30, 1991. On June 19, 1997 ACE completed all actions specified in the Order within the time limits set forth in the Order and believes it is in full compliance with all
applicable requirements.   ACE is awaiting a response from the
EPA and cannot predict the outcome of this matter.

  On August 1, 1997, the New Jersey Department of Environmental Protection (NJDEP) announced that it intends to introduce rules to reduce nitrogen oxide (NOx) emissions by 90% from the 1990 levels by the year 2003. These rules have not yet been promulgated. New Jersey is a member of the Ozone Transport Commission, a coalition of twelve northeastern states, that agreed to achieve a 75% reduction in NOx by that time. Both Atlantic Electric's B.L. England and Deepwater generating stations will be affected by the NJDEP's proposed NOx standards. ACE has taken reasonable steps to significantly reduce its NOx levels and has engaged in an aggressive program of NOx reduction. ACE will undertake to represent its interests in pursuing remedies in the event such proposal is ultimately promulgated into law. ACE cannot predict the impact upon its facilities or predict its ability to comply with the regulations until such time as ACE has had an opportunity to evaluate the, yet to be promulated, NOx regulations.

Pending Merger

  As previously reported, the proposed merger between AEI and DP&L, is conditioned upon, the approval of a number of Federal and State regulatory agencies, including Maryland, New Jersey, Delaware, Pennsylvania, Virginia, FERC, the NRC and the SEC.

  The shareholders of AEI and DP&L have approved such merger, and in mid-July the Maryland Public Service Commission approved a settlement in connection with the merger. Under the terms of the settlement, Maryland ratepayers will receive an annual reduction of $3.5 million and Conectiv will make contributions for three years to the State's economic development and social programs.
On July 30, 1997, FERC approved the merger and on August 7, 1997 the Virginia State Corporation Commission also approved the merger.

     The BPU has begun hearings and has granted a motion to intervene by South Jersey Gas Company on the Company's merger application. Additional hearings and testimony are scheduled in August, with an initial decision by the Office of Administrative Law scheduled for early November. A final BPU decision is expected by year-end, as well as approvals in Delaware, and Pennsylvania, and by the NRC and SEC.

     On August 14, 1997, the parties to the Agreement and Plan of Merger, dated as of August 9, 1996 as Amended and Restated as of December 26, 1996 (the "Merger Agreement") by and among AEI, DP&L, Conectiv, Inc. and DS Sub, Inc., took action to amend section 7.14 of the Merger Agreement to replace Michael J. Chesser as President and Chief Operating Officer with Meredith I. Harlacher, Jr. as President, to be effective at the time of the merger. This management change has been made as a result of a decision by Michael J. Chesser to pursue other professional and personal alternatives.

Nuclear Generating Station Developments

Salem Nuclear Generating Station

  ACE is a 7.41% owner of the Salem Nuclear Generating Station
(Salem) operated by PS.  Salem consists of two 1,106 megawatt
(MW) pressurized water nuclear reactors representing 164 MWs of ACE's total installed capacity of 2,385.7 MWs.

  As previously reported, Salem Units 1 and 2 were taken out of service in the second quarter of 1995. ACE has been advised by PS that the Salem Restart Plan, which encompassed a comprehensive review and improvement of personnel, process and equipment issues, has been completed for Salem Unit 2. On August 6, 1997 the NRC authorized the restart of Salem Unit 2 and stated that it would continue to closely monitor activities at Salem. Three planned hold points were established and the NRC plans to perform a final assessment after approximately two months of full power operations. The NRC's June 9, 1995 Confirmatory Action letter was amended to include the planned hold points and the final assessment. The restart process is underway.

  PS has advised ACE that the installation of Salem Unit 1 steam generators has been completed and the unit is expected to return to service around the end of the year.

  PS has advised ACE that on July 8, 1997, a predecisional enforcement conference was held with the NRC to discuss apparent violations at Salem. These apparent violations were identified in May and June, 1997, and concern emergency core cooling system switchover and related residual heat removal system flow issues and Appendix R (fire protection) issues. It is unknown what further actions the NRC may take in this matter.


Hope Creek Station

  PS has advised ACE that a predecisional enforcement conference was held with the NRC on August 12, 1997, to discuss apparent violations at Hope Creek Station (Hope Creek) relating to the installation of cross-tie valves in the residual heat removal system at Hope Creek in 1994. It is unknown what further actions the NRC may take in this matter.

Peach Bottom Nuclear Generating Station

  PECO Energy (PE), operator of the Peach Bottom Atomic Power Station (Peach Bottom), has advised ACE that on July 17, 1997, the NRC issued its periodic SALP Report for Peach Bottom for the period October 15, 1995 to June 7, 1997. Peach Bottom achieved ratings of "1", in the areas of Plant Operations, Maintenance and Plant Support. The area of Engineering achieved a rating of "2". Overall, the NRC observed excellent performance at Peach Bottom during the assessment period. PE has advised ACE that the NRC stated that station management provided excellent oversight and control of engineering activities throughout the period. The NRC noted that, while overall engineering performance was good, there were several instances where operating procedures, surveillance, and tests were not consistent with the design and licensing basis.

Item 6.  Exhibits and Reports on 8-K

Exhibits:  See Exhibit Index Attached

Reports on Form 8-K:

Current Reports on Form 8-K were filed dated July 15, 1997 describing the Company's restructuring filing as required by the BPU's Energy Master Plan.


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

                                   Atlantic Energy, Inc.
                                   Atlantic City Electric Company
                                   (Registrant)


Date: August 14, 1997              By:   /s/ M. J. Barron
                                        M. J. Barron
                                   Vice President and Chief
                                   Financial Officer of Atlantic
                                   Energy, Inc. and Senior Vice
                                   President and Chief Financial
                                   Officer of Atlantic City
                                   Electric Company

Date: August 14, 1997              By:   /s/ L. M. Walters
                                        L. M. Walters
                                   Treasurer of Atlantic Energy,
                                   Inc. and Vice President,
                                   Treasurer and Assistant
                                   Secretary of Atlantic City
                                   Electric Company

                               EXHIBIT INDEX

2    Amendment dated August 14, 1997 to Agreement and Plan of
     Merger, dated as of August 9, 1996 as amended and restated as of December 26, 1996.



27   Financial Data Schedules for Atlantic Energy, Inc. and
     Atlantic City Electric Company for periods ended June 30,
     1997.