Form 10-Q
period 1997-09-30
ATLANTIC CITY ELECTRIC CO; ATLANTIC ENERGY INC
filed 1997-11-13
CIK 8192, 806393

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.
                              20549

                             Form 10-Q

          (x) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

               For Quarter ended September 30, 1997


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

Atlantic Energy, Inc. 52,504,479 shares (as of November 10, 1997)

All of the outstanding shares of Common Stock of Atlantic City
Electric Company are owned by Atlantic Energy, Inc.

Atlantic Energy, Inc.
                                              and
                      Atlantic City Electric Company


                                 Form 10-Q
                           For the Quarter Ended
                            September 30, 1997

                                   INDEX

                                                  Page No.

PART 1.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Atlantic Energy, Inc.

          Consolidated Statement of Income              1
          Consolidated Statement of Cash Flows          3
          Consolidated Balance Sheet                    4

     Atlantic City Electric Company

          Consolidated Statement of Income              6
          Consolidated Statement of Cash Flows          8
          Consolidated Balance Sheet                    9

     Notes to Financial Statements
          Atlantic Energy, Inc. and
          Atlantic City Electric Company                11


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations
               Atlantic Energy, Inc. and
               Atlantic City Electric Company           20

PART II.  OTHER INFORMATION

   Item 1.     Legal Proceedings                        32
   Item 5.     Other Information                        32
   Item 6.     Exhibits and Reports on Form 8-K         35

   Signatures                                           36

ATLANTIC ENERGY, INC. AND SUBSIDIARIES         3rd Quarter, 1997

Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars,except per share data)

                                     Quarter Ended September 30,
                                          1997        1996
                                             (unaudited)

Operating Revenues-Electric             $297,367    $281,965
Operating Expenses:
  Energy                                  63,800      66,371
  Purchased Capacity                      52,812      49,645
  Operations                              37,864      34,882
  Maintenance                              7,814      10,555
  Depreciation and Amortization           21,034      20,265
  State Excise Taxes                      30,106      29,392
  Federal Income Taxes                    25,454      17,227
  Other Taxes                              1,542       2,284
    Total Operating Expenses             240,426     230,621
Operating Income                          56,941      51,344
Other Income and (Expense):
  Allowance for Equity Funds Used
   During Construction                       182         205
  Other-Net                                7,897        (182)
    Total Other Income                     8,079          23
Interest Charges:
  Interest on Long Term Debt              15,040      15,042
  Other Interest Expense                   1,300       1,494
    Total Interest Charges                16,340      16,536
  Allowance for Borrowed Funds Used
   During Construction                      (230)       (193)
Net Interest Charges                      16,110      16,343
Less Preferred Securities Dividend
 Requirements of Subsidiary                2,444       2,457

Net Income                              $ 46,466    $ 32,567


Average Number of Shares of Common        52,504      52,702
 Stock Outstanding (000's)

Per Common Share:
  Earnings                                 $.89        $.62
  Dividends Declared                       $.385       $.385
  Dividends Paid                           $.385       $.385


          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC ENERGY, INC. AND SUBSIDIARIES       3rd Quarter, 1997

Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(Thousands of Dollars, except per share data)

                                       Year-to-Date September 30,
                                           1997          1996
                                               (unaudited)

Operating Revenues-Electric              $758,322      $752,968
Operating Expenses:
  Energy                                  166,296       171,648
  Purchased Capacity                      150,133       146,877
  Operations                              100,200       110,050
  Maintenance                              21,692        33,004
  Depreciation and Amortization            62,333        60,490
  State Excise Taxes                       79,131        80,391
  Federal Income Taxes                     47,392        30,842
  Other Taxes                               6,770         7,656
    Total Operating Expenses              633,947       640,958
Operating Income                          124,375       112,010
Other Income:
  Allowance for Equity Funds Used
   During Construction                        726           697
  Other-Net                                13,038         2,603
    Total Other Income                     13,764         3,300
Interest Charges:
  Interest on Long Term Debt               44,690        45,179
  Other Interest Expense                    4,133         4,124
    Total Interest Charges                 48,823        49,303
  Allowance for Borrowed Funds Used
   During Construction                       (777)         (820)
Net Interest Charges                       48,046        48,483
Less Preferred Securities Dividend
 Requirements of Subsidiary                 8,152         8,475

Net Income                                 81,941        58,352

Retained Earnings at Beginning of Period  227,630       249,741
                                          309,571       308,093
Dividends Declared on Common Stock        (60,642)      (60,871)
Capital Stock Expense and Other              (144)         -
Retained Earnings at End of Period       $248,785      $247,222

Average Number of Shares of Common
 Stock Outstanding (000's)                 52,503        52,702
Per Common Share:
  Earnings                                 $1.56         $1.11
  Dividends Declared                       $1.155        $1.155
  Dividends Paid                           $1.155        $1.155

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC ENERGY, INC. AND SUBSIDIARIES         3rd Quarter, 1997

Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
                                       Year-to-Date September 30,
                                            1997         1996
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                               $ 81,941     $ 58,352
 Unrecovered Purchased Power Costs          12,848       12,310
 Deferred Energy Costs                       4,308       (2,134)
 Preferred Securities Dividends of ACE       8,152        8,475
 Depreciation and Amortization              62,333       60,490
 Deferred Income Taxes-Net                  (3,078)       2,289
 Unrecovered State Excise Taxes              7,170        7,170
 Changes-Net Working Capital Components:
  Accounts Receivable & Unbilled Revenues  (22,363)     (12,864)
  Accounts Payable                         (16,551)      (5,499)
  Inventory                                  5,161        2,092
  Prepaid Excise Tax                       (19,380)     (18,407)
  Taxes Accrued                             42,008       36,709
  Other                                     (6,450)       9,488
 Other-Net                                   2,339       (4,999)
 Net Cash Provided by Operating Activities 158,438      153,472
Cash Flows Of Investing Activities:
 Utility Cash Construction Expenditures    (58,774)     (69,947)
 Nonutility Construction Expenditures      (42,935)      (9,281)
 License Fees                               (9,500)     (18,000)
 Partnership Distribution                    4,420       10,729
 Nuclear Decommissioning Trust Fund
  Deposits                                  (4,818)      (4,818)
 Other-Net                                 (13,806)      (6,370)
 Net Cash Used in Investing Activities    (125,413)     (97,687)
Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt               92,525       20,500
 Retirement and Maturity of Long
   Term Debt                               (23,334)     (12,266)
 (Repayments) Proceeds from Short
   Term Debt                               (19,050)      57,655
 Redemption of Preferred Stock             (20,000)     (47,531)
 Dividends Declared-ACE Preferred
  Securities                                (8,152)      (8,475)
 Dividends Declared on Common Stock        (60,642)     (60,871)
 Other-Net                                   3,228        4,139
 Net Cash Used in Financing Activities     (35,425)     (46,849)
Net (Decrease) Increase in Cash and
 Temporary Investments                      (2,400)       8,936
Cash and Temporary Investments:
 Beginning of period                        15,278        5,691
 End of period                            $ 12,878     $ 14,627

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC ENERGY, INC. AND SUBSIDIARIES          3rd Quarter, 1997

Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

                                           September 30   December 31,
                                               1997           1996
                                           (unaudited)
Assets:
Electric Utility Plant In Service           $2,567,444     $2,508,220
Less Accumulated Depreciation                  913,592        871,531
Utility Plant in Service-Net                 1,653,852      1,636,689
Construction Work in Progress                   91,370        117,188
Land Held for Future Use                         5,604          5,604
Leased Property-Net                             37,403         39,914
Electric Utility Plant-Net                   1,788,229      1,799,395

Investments and Nonutility Property:
Investment in Leveraged Leases                  80,251         79,687
Nuclear Decommissioning Trust Fund              79,073         71,120
Nonutility Property and Equipment-Net           90,254         46,147
Other Investments and Funds                     56,945         53,550
Total Investments and Nonutility Property      306,523        250,504

Current Assets:
Cash and Temporary Investments                  12,878         15,278
Accounts Receivable:
  Utility Service                               73,463         64,432
  Miscellaneous                                 40,123         32,547
  Allowance for Doubtful Accounts               (3,500)        (3,500)
Unbilled Revenues                               39,071         33,315
Fuel (at average cost)                          24,327         29,682
Materials and Supplies (at average cost)        24,009         23,815
Working Funds                                   15,063         15,517
Deferred Energy Costs                           29,221         33,529
Prepaid Excise Tax                              26,505          7,125
Other                                           12,616         11,354
Total Current Assets                           293,776        263,094

Deferred Debits:
Unrecovered Purchased Power Costs               70,552         83,400
Recoverable Future Federal Income Taxes         85,858         85,858
Unrecovered State Excise Taxes                  47,313         54,714
Unamortized Debt Costs                          44,089         44,423
Other Regulatory Assets                         62,031         59,575
License Fees                                    27,722         17,733
Other                                           13,792         12,066
Total Deferred Debits                          351,357        357,769

Total Assets                                $2,739,885     $2,670,762


            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC ENERGY, INC. AND SUBSIDIARIES         3rd Quarter, 1997

Atlantic Energy, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                            September 30, December 31,
                                                 1997        1996
                                             (unaudited)
Liabilities and Capitalization:
Capitalization:
Common Shareholders' Equity:
Common Stock                                 $  562,684    $  562,746
Retained Earnings                               248,784       227,630
Unearned Compensation                            (2,526)       (2,982)
Total Common Shareholders' Equity               808,942       787,394
Preferred Securities of Atlantic Electric:
  Preferred Stock:
    Not Subject to Mandatory Redemption          30,000        30,000
    Subject to Mandatory Redemption              23,950        43,950
  Company-Obligated Mandatorily
   Redeemable Preferred Securities of
    Subsidiary Trust Holding Solely Junior
     Subordinated Debentures of the
      Company                                    70,000        70,000
Long Term Debt                                  786,308       829,745
Total Capitalization (excluding current
  portion)                                    1,719,200     1,761,089

Current Liabilities:
Preferred Stock Redemption Requirement           10,000        10,000
Capital Lease Obligation-Current Portion            743           702
Long Term Debt-Current Portion                  211,575        98,250
Short Term Debt                                  45,900        64,950
Accounts Payable                                 49,957        66,508
Taxes Accrued                                    49,512         7,504
Interest Accrued                                 16,913        20,241
Dividends Declared                               21,214        21,701
Deferred Income Taxes                              -            3,190
Provision for Rate Refunds                         -           13,000
Other                                            35,444        24,696
Total Current Liabilities                       441,258       330,742

Deferred Credits and Other Liabilities:
Deferred Income Taxes                           434,363       434,108
Deferred Investment Tax Credits                  44,677        46,577
Capital Lease Obligations                        36,660        39,212
Other Post-Retirement Benefits                   36,829        32,608
Other                                            26,898        26,426
Total Deferred Credits and Other Liabilities    579,427       578,931

Total Liabilities and Capitalization         $2,739,885    $2,670,762

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC ENERGY, INC. AND SUBSIDIARIES           3rd Quarter, 1997

Atlantic City Electric Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Thousands of Dollars)
                                      Quarter Ended September 30,
                                            1997        1996
                                              (unaudited)

Operating Revenues-Electric              $300,338    $282,577
Operating Expenses:
  Energy                                   63,800      66,371
  Purchased Capacity                       52,812      49,645
  Operations                               37,867      34,896
  Maintenance                               7,815      10,568
  Depreciation and Amortization            21,034      20,265
  State Excise Taxes                       30,106      29,392
  Federal Income Taxes                     25,454      17,227
  Other Taxes                               1,542       2,284
    Total Operating Expenses              240,430     230,648
Operating Income                           59,908      51,929
Other Income:
  Allowance for Equity Funds Used During
   Construction                               182         205
  Miscellaneous Income-Net                  5,005        (180)
    Total Other Income                      5,187          25
Interest Charges:
  Interest on Long Term Debt               15,040      15,042
  Other Interest Expense                    1,300       1,494
    Total Interest Charges                 16,340      16,536
  Allowance for Borrowed Funds Used
   During Construction                       (230)       (193)
    Net Interest Charges                   16,110      16,343
Less Company-Obligated Mandatorily
 Redeemable Preferred Securities
  Dividends of Subsidiary Trust Holding
   Solely Junior Subordinated Debentures
    of the Company                          1,444        -
Net Income                                 47,541      35,611
Less Preferred Dividend Requirements        1,000       2,457
Balance Available for Common Shareholder $ 46,541    $ 33,154


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC ENERGY, INC. AND SUBSIDIARIES              3rd Quarter, 1997

Atlantic City Electric Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(Thousands of Dollars)
                                       Year-to-Date September 30,
                                            1997         1996
                                               (unaudited)

Operating Revenues-Electric               $763,701     $754,084
  Operating Expenses:
  Energy                                   166,296      171,648
  Purchased Capacity                       150,133      146,877
  Operations                               100,171      110,135
  Maintenance                               21,702       33,034
  Depreciation and Amortization             62,333       60,490
  State Excise Taxes                        79,131       80,391
  Federal Income Taxes                      47,392       30,842
  Other Taxes                                6,770        7,656
    Total Operating Expenses               633,928      641,073
Operating Income                           129,773      113,011
Other Income:
  Allowance for Equity Funds Used During
   Construction                                726          697
  Miscellaneous Income-Net                   8,467        3,165
    Total Other Income                       9,193        3,862
Interest Charges:
  Interest on Long Term Debt                44,690       45,179
  Other Interest Expense                     4,133        4,124
    Total Interest Charges                  48,823       49,303
  Allowance for Borrowed Funds Used
   During Construction                        (777)        (820)
    Net Interest Charges                    48,046       48,483
Less Company-Obligated Mandatorily
 Redeemable Preferred Securities
  Dividends of Subsidiary Trust Holding
   Solely Junior Subordinated Debentures
    of the Company                           4,332         -

Net Income                                  86,588       68,390
Retained Earnings at Beginning of Period   234,948      252,484
                                           321,536      320,874
Dividends Declared:
  Cumulative Preferred Stock                (3,820)      (8,475)
  Common Stock                             (60,642)     (61,871)
   Total Dividends Declared                (64,462)     (70,346)
Capital Stock Expense and Other               (108)        (251)
Retained Earnings at End of Period        $256,966     $250,277

Earnings for Common Stock:
  Net Income                              $ 86,588     $ 68,390
  Less Preferred Dividend Requirements       3,820        8,475
Balance Available for Common Shareholder  $ 82,768     $ 59,915


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC ENERGY, INC. AND SUBSIDIARIES             3rd Quarter, 1997

Atlantic City Electric Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
                                       Year-to-Date September 30,
                                            1997          1996
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                                $ 86,588     $ 68,390
 Unrecovered Purchased Power Costs           12,848       12,310
 Deferred Energy Costs                        4,308       (2,134)
 Company-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust
   Holding Solely Junior Subordinated
    Debentures of the Company                 4,332         -
 Depreciation and Amortization               62,333       60,490
 Deferred Federal Income Taxes-Net           (3,313)         995
 Unrecovered State Excise Taxes               7,170        7,170
 Changes-Net Working Capital Components:
  Accounts Receivable & Unbilled Revenues   (18,366)     (15,548)
  Accounts Payable                          (13,687)      (5,472)
  Inventory                                   5,171        2,105
  Prepaid Excise Tax                        (19,380)     (18,407)
  Federal Income Taxes Payable-Affiliate     38,489       22,242
  Other                                      (9,795)      20,898
 Other-Net                                    6,307         (769)
 Net Cash Provided by Operating Activities  163,005      152,270
Cash Flows of Investing Activities:
 Cash Construction Expenditures             (58,774)     (69,947)
 Leased Property                             (4,364)      (2,385)
 Nuclear Decommissioning Trust Fund
  Deposits                                   (4,818)      (4,818)
 Other-Net                                   (1,448)      (1,266)
 Net Cash Used in Investing Activities      (69,404)     (78,416)
Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt                37,600         -
 Retirement and Maturity of Long Term Debt  (23,334)     (12,266)
 (Repayments)Proceeds - Short Term Debt     (19,050)      57,155
 Redemption of Preferred Stock              (20,000)     (47,531)
 Dividends Declared on Preferred Stock       (3,820)      (8,475)
 Dividends on Company-Obligated Mandatorily
  Redeemable Preferred Securities of
   Subsidiary Trust Holding Solely Junior
    Subordinated Debentures of the Company   (4,332)        -
 Dividends Declared on Common Stock         (60,642)     (61,871)
 Other-Net                                      748        4,095
 Net Cash Used in Financing Activities      (92,830)     (68,893)
 Net Increase in Cash and
  Temporary Investments                         771        4,961
Cash and Temporary Investments
 Beginning of period                          7,927        3,987
 End of period                            $   8,698     $  8,948



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC ENERGY, INC. AND SUBSIDIARIES         3rd Quarter, 1997

Atlantic City Electric Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

                                      September 30,   December 31,
                                          1997           1996
                                      (unaudited)
Assets:
Electric Utility Plant:
In Service                             $2,567,444     $2,508,220
Less Accumulated Depreciation             913,592        871,531
Utility Plant in Service-Net            1,653,852      1,636,689
Construction Work in Progress              91,370        117,188
Land Held for Future Use                    5,604          5,604
Leased Property-Net                        37,403         39,914
Electric Utility Plant-Net              1,788,229      1,799,395

Investments and Nonutility Property:
Nuclear Decommissioning Trust Fund         79,073         71,120
Other                                       9,713          9,750
Total Investments and Nonutility
 Property                                  88,786         80,870

Current Assets:
Cash and Temporary Investments              8,698          7,927
Accounts Receivable:
  Utility Service                          73,463         64,432
  Miscellaneous                            25,230         21,650
  Allowance for Doubtful Accounts          (3,500)        (3,500)
Unbilled Revenues                          39,071         33,315
Fuel (at average cost)                     24,238         29,603
Materials and Supplies (at average cost)   24,009         23,815
Working Funds                              15,062         15,517
Deferred Energy Costs                      29,221         33,529
Prepaid Excise Tax                         26,505          7,125
Other                                      11,900         10,089
Total Current Assets                      273,897        243,502

Deferred Debits:
Unrecovered Purchased Power Costs          70,552         83,400
Recoverable Future Federal Income Taxes    85,858         85,858
Unrecovered State Excise Taxes             47,313         54,714
Unamortized Debt Costs                     43,008         43,579
Other Regulatory Assets                    62,031         59,575
Other                                      12,571          9,848
Total Deferred Debits                     321,333        336,974
Total Assets                           $2,472,245     $2,460,741




                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







ATLANTIC ENERGY, INC. AND SUBSIDIARIES         3rd Quarter, 1997

Atlantic City Electric Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                        September 30,   December 31,
                                             1997           1996
                                         (unaudited)
Liabilities and Capitalization:
Capitalization:
Common Shareholder's Equity:
Common Stock                              $   54,963    $   54,963
Premium on Capital Stock                     231,081       231,081
Contributed Capital                          260,103       259,078
Capital Stock Expense                         (1,537)       (1,645)
Retained Earnings                            256,966       234,948
Total Common Shareholder's Equity            801,576       778,425
Preferred Securities:
  Preferred Stock:
    Not Subject to Mandatory Redemption       30,000        30,000
    Subject to Mandatory Redemption           23,950        43,950
  Company-Obligated Mandatorily
   Redeemable Preferred Securities of
    Subsidiary Trust Holding Solely Junior
     Subordinated Debentures of the
      Company                                 70,000        70,000
Long Term Debt                               758,808       802,245
Total Capitalization (excluding
 current portion)                          1,684,334     1,724,620
Current Liabilities:
Preferred Stock Redemption Requirement        10,000        10,000
Capital Lease Obligations-Current                743           702
Long Term Debt-Current                        58,575           175
Short Term Debt                               45,900        64,950
Accounts Payable                              49,957        63,644
Federal Income Taxes Payable-Affiliate        45,887         7,398
Other Taxes Accrued                            4,595         7,494
Interest Accrued                              15,850        19,619
Dividends Declared                            21,214        21,701
Deferred Income Taxes                           -            3,190
Provision for Rate Refunds                      -           13,000
Other                                         33,658        22,980
Total Current Liabilities                    286,379       234,853

Deferred Credits and Other Liabilities:
Deferred Income Taxes                        357,600       357,580
Deferred Investment Tax Credits               44,677        46,577
Capital Lease Obligations                     36,660        39,212
Other Post-Retirement Benefits                36,829        32,608
Other                                         25,766        25,291
Total Deferred Credits and Other
 Liabilities                                 501,532       501,268

Total Liabilities and Capitalization      $2,472,245    $2,460,741


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Organizational and Other Matters of AEI and Subsidiaries

Atlantic Energy, Inc. (AEI or the Company) is the parent of Atlantic City Electric Company (ACE), Atlantic Energy Enterprises, Inc. (AEE) and Atlantic Energy International, Inc. (AEII) which are wholly-owned subsidiaries. ACE is a public utility primarily engaged in the generation, transmission, distribution and sale of electric energy. AEE is a holding company which is responsible for the management of the investments in nonutility companies consisting of:
Atlantic Generation, Inc. (AGI), ATE Investment, Inc. (ATE), Atlantic Southern Properties, Inc. (ASP), Atlantic Thermal Systems, Inc. (ATS), CoastalComm, Inc. (CCI) and Atlantic Energy Technology, Inc. (AET). AEE also has a 50% equity interest in Enerval, LLC.
ATE also has a 94% equity interest in Enertech Capital Partners, L.P. AEII provided utility consulting services and equipment sales to international markets and is in the process of winding down its operations. ACE is the principal subsidiary of AEI. The consolidated financial information of AEI is principally the financial information of ACE unless indicated otherwise. In July, 1996 the Company began making nonregulated wholesale electric market transactions. Effective July 1997, ACE established policies and procedures for the operating activity for the nonregulated wholesale electric market transactions. ACE records the revenues and expenses of these transactions as part of "Other Income" on the Consolidated Statement of Income. Certain prior year amounts have been reclassified to conform to the current year reporting.

On August 12, 1996, the Boards of Directors of AEI and Delmarva Power & Light Company (DP&L) jointly announced an agreement to merge the companies into Conectiv, Inc. The merger is expected to be a tax-free, stock-for-stock transaction accounted for as a purchase. Under the terms of the agreement, DP&L shareholders will receive one share of the Conectiv common stock for each share of DP&L common stock held. AEI shareholders will receive 0.75 shares of the Conectiv common stock and 0.125 shares of the Conectiv Class A common stock for each share of AEI common stock held. On January 30, 1997, the merger was approved by the shareholders of both companies. The Delaware Public Service Commission approved the merger on September 23, 1997, and the Pennsylvania Public Utilities Commission approved the merger on October 6, 1997. As previously reported, the Maryland Public Service Commission, the Federal Energy Regulatory Commission and the Virginia State Corporation Commission have approved the merger. In order for the merger to become effective, approval is required from the New Jersey Board of Public Utilities(BPU), the Nuclear Regulatory Commission, and the Securities and Exchange Commission. The Company expects the regulatory approval process to be complete in late 1997 or early 1998.

New Accounting Standards - The Financial Accounting Standards Board
(FASB) issued two new Statements of Financial Accounting Standards in 1997 - Statement No. 128 (SFAS 128) "Earnings Per Share" and Statement No. 129 (SFAS 129) "Disclosure of Information about Capital Structure", which are effective for financial statements presented for periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements of earnings per share for entities with publicly held common stock and potential common stock. The Company does not expect SFAS 128 to have a significant impact upon the calculation and disclosures requirements of earnings per share. SFAS 129 relates to disclosures of the Company's capital structure and is not expected to change current disclosure practices of the Company with regard to capital structure.

In June 1997, the FASB issued Statement No. 130 "Reporting
Comprehensive Income" and Statement No. 131 "Disclosure About
Segments of an Enterprise and Related Information". These statements are effective for fiscal years beginning after December 15, 1997. Since these statements are primarily disclosure related, the Company currently believes that they will not have a significant effect on the Consolidated Financial Statements.

NOTE 2.  RATE MATTERS OF ACE

As previously reported, on February 28, 1997 ACE filed a petition with the BPU requesting an increase in annual LEC revenues of $20.0 million to be made effective for service rendered on and after June 1, 1997 which was transferred to the Office of Administrative Law. Hearings were held on September 18, 1997. Briefing to the ALJ began in October, 1997. ACE cannot predict the outcome of this matter.

Also previously reported, in ACE's August 1, 1997 filing, ACE requested a $6.8 million increase in annual base rate revenues for the recovery of other post-retirement benefits (OPEB) expenses. In October, 1997 ACE amended its filing to request an increase in annual base rate revenues of $8.4 million for the recovery of OPEB expenses. This amendment reflects a correction of the Company's filing, as well as a modification resulting from the changes to the 1997 Gross Receipts and Franchise Tax legislation. The BPU is expected to take action with regard to ACE's filing before year end 1997. However, if no order for ratemaking treatment is received, ACE may be required to recognize through expense its deferred costs which are estimated to be $37.5 million by year end 1997.

On July 15, 1997 ACE filed its electric industry restructuring plan with the BPU, as required by Energy Master Plan, proposing how ACE plans to move to retail access and the possible effect on rates.
(See Note 5)

NOTE 3.  DEBT AND PREFERRED SECURITIES

AEI

At September 30, 1997 and December 31, 1996, AEI had $52.0 million and $37.6 million, respectively, outstanding under its $75.0 million revolving credit and term loan facility. Proceeds have been used for general corporate purposes.

ACE

ACE's Cumulative Preferred Securities and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at September 30, 1997 and December 31, 1996 are approximately $959 million and $975 million, respectively. With regard to short term debt, ACE had outstanding $45.9 million at September 30, 1997 and $65.0 million at December 31, 1996.

On July 30, 1997, ACE issued $22.6 million aggregate amount of variable rate, tax-exempt pollution control bonds. The principal amount of $22.6 million represents two separate series of bonds:
$18.2 million Pollution Control Revenue Refunding Bonds, 1997 Series A due April 15, 2014 (Series A) and $4.4 million Pollution Control Revenue Refunding Bonds, 1997 Series B due July 15, 2017 (Series B). The Series A and the Series B bonds paid an initial weekly rate of 3.4% and 3.5%, respectively. Each subsequent rate will be determined by a remarketing agent. The rates of interest of each series may be changed from time to time to a daily mode, a flexible mode for periods of any duration up to 270 days or a multi-annual mode for periods of not less than 365 days. The proceeds from the sale of the Series A and Series B bonds have been applied to the September 2, 1997 redemption of $18.2 million aggregate principal amount of 7 3/8% Pollution Control Revenue Bonds of 1984, Series A and $4.4 million aggregate principal amount of 8 1/4% Pollution Control Revenue Bonds of 1987, Series B for a total of $23.9 million.

On August 1, 1997 ACE redeemed 200,000 shares, at par, of its $8.20 Series No Par Preferred Stock. Under a mandatory sinking fund requirement 100,000 shares were required to be redeemed and ACE elected to redeem an optional 100,000 additional shares for a total of $20.0 million using short term debt.

AEE

At September 30, 1997 and December 31, 1996, ATE had outstanding $6.0 million and $18.5 million, respectively, under its $25 million revolving credit and term loan facility. The estimated aggregate fair market value of ATE's $15 million in 7.44% Senior Notes at September 30, 1997 and December 31, 1996 was approximately $15 million.

At September 30, 1997 and December 31, 1996, ATS had outstanding $95.0 million and $42.0 million, respectively, under its $175 million revolving credit and term loan facility. This facility has been used for funding the construction of the Midtown Energy Center in Atlantic City, New Jersey which began start-up operation in October 1997. This facility has also been used to satisfy certain associated company payables and for other general corporate purposes.

In December 1995, ATS, through a partnership arrangement, borrowed from the New Jersey Economic Development Authority (NJEDA) $12.5 million from the proceeds of the sale of special, limited obligation bonds issued by the NJEDA. Proceeds from the bond issuance remain restricted in trust pending resolution of certain release conditions. The bonds paid an initial rate of 3.7% for the 120 day period ending on April 30, 1996. The bonds have been remarketed five times at fixed rates ranging from 3.5% to 3.8%. They may be remarketed for one or more additional periods not to exceed 120 days, but in no event later than December 1, 1998 at which time the bonds must be redeemed if the escrow conditions are not satisfied. In October, 1997 the NJEDA approved a final bond resolution authorizing the issuance of an additional $18.5 million in limited obligation bonds. ATS will borrow from the NJEDA the proceeds of this issuance for certain qualifying costs of the Midtown Energy Center, subject to BPU approval. The bonds will be supported by a back-up letter of credit for $31 million. ATS expects to satisfy all the escrow release conditions and obtain BPU approval in mid-November 1997, at which point, the $31 million will be applied to certain qualifying costs incurred during construction of the Midtown Energy Center.

ATS, in its pursuit of potential business opportunities throughout the United States, has a potential funding commitment of a $35 million stand-by letter of credit. The funds would be provided from ATS's existing revolving credit and term loan facility.

NOTE 4.  COMMON STOCK OF AEI

As of September 30, 1997, and December 31, 1996, 52,504,479 and
52,502,479 shares of common stock were outstanding, respectively.

NOTE 5.  CONTINGENCIES

New Jersey Energy Master Plan

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

ACE filed its response to the BPU on July 15, 1997. ACE's restructuring filing met the BPU's recommendations for phase-in of retail electric access based on a first-come, first-served basis, proposing choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. Customers remaining with ACE will be charged a market-based electricity price beginning October 1, 1998. The restructuring filing included a two-phased approach to future rate reductions of approximately 5%.

In an October 31, 1997 letter to the BPU, ACE added specificity to the framework set out in the restructuring filing with regard to steps ACE plans to take to meet the BPU's rate reduction and restructuring goals. First, specific, definable cost reductions of approximately 4% after 1998 were outlined. Further, ACE offered that an appropriate resolution of the merger proceedings will allow ACE to reduce its rates, due to the merger, of approximately 1.25% upon consummation of the change in control. In addition, ACE's current estimate showed that, through the use of securitized debt for the full amount of stranded costs associated with its own generation assets, a further rate decrease of up to 2% was possible based on appropriate legislation and orders of the BPU. Finally, ACE estimates that the results of good-faith negotiations with the nonutility generators could provide a reduction of up to an additional 1.75%. In summary, ACE outlined a total rate reduction of 9% by the end of the transition.

Under the restructuring filing ACE specified its total stranded cost estimated to be approximately $1.3 billion, of which $965 million is attributable to above-market Nonutility Generation (NUG) Contracts. The remaining amount, approximately $340 million, is related to
wholly and jointly-owned generation investments.   The restructuring
filing supports full recovery of stranded costs, which ACE believes are necessary to move to a competitive environment. The restructuring filing is currently in the discovery phase. During this phase, ACE revised the estimated stranded cost amounts to be approximately $911 million attributable to NUG contracts and approximately $415 million related to wholly and jointly-owned generation investments. The Administrative Law Judge is expected to render a decision in May 1998.

Pending Merger

On June 26, 1997, the Company and DP&L jointly announced an enhanced retirement offer and separation program that will be utilized to achieve workforce reductions as a result of the merger. (Refer to Note 1 for merger discussion.) The total cost to the Company for these programs, as well as, the cost of executive severance, employee relocation and facilities integration is estimated to range from $38 million to $48 million. These costs are contingent upon the consummation of the merger. ACE will be required to recognize these costs through expense in accordance with generally accepted accounting principles (GAAP). The actual cost to the Company and ACE will depend on a number of factors related to the employee mix as well as the actual number of employees who will be separated.

Accounting For Deregulation

ACE currently accounts for the economic effects of regulation as specified by Statement of Financial Accounting Standards No. 71 (SFAS 71) which provides guidance on circumstances when the economic effect of a regulator's decision warrants different application of GAAP as a result of the ratemaking process. At this time, ACE continues to meet the criteria set forth in SFAS 71 and has presented these financial statements in accordance therewith.

The Financial Accounting Standards Board (FASB), through the Emerging Issue Task Force (EITF), has recently set forth guidance intended to clarify the accounting treatment of specific issues associated with the restructuring of the electric utility industry through EITF Issue No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises-Accounting for the Discontinuation of application of FASB Statement No. 71" (EITF No. 97-4)". The consensus reached in EITF No. 97-4 as to when an enterprise should stop applying SFAS 71 to a separable portion of its business whose pricing is being deregulated, is defined as "when deregulatory legislation or a rate order (whichever is necessary to effect change in the jurisdiction)is issued that contains sufficient detail for the enterprise to reasonably determine how the transition plan will effect the separable portion of its business" (e.g. generation).


Consensus was also reached "that the regulatory assets and regulatory liabilities that originated in the separable portion of an enterprise to which Statement 101 is being applied should be evaluated on the basis of where (that is, the portion of the business in which) the regulated cash flows to realize and settle them, respectively, will be derived." Additionally, the "source of the cash flow approach adopted in the consensus should be used for recoveries of all costs and settlements of all obligations (not just for regulatory assets and regulatory liabilities that are recorded at the date Statement 101 is applied) for which regulated cash flows are specifically provided in the deregulatory legislation or rate order".

At this time ACE cannot predict, with certainty when it will stop applying SFAS 71 for its generation business. ACE also cannot predict the impacts on its financial condition as a result of applying SFAS 101. The outcome will be dependent upon when a plan is approved and the level of recovery of stranded costs allowed by the BPU. If assets require a write-down as a result of the application of SFAS 101, ACE may need to record an extraordinary noncash charge to operations that could have a material impact on the financial position and results of operations of ACE.

Salem Nuclear Generating Station

ACE is a 7.41% owner of the Salem Nuclear Generating Station operated by Public Service Electric and Gas Company (PS).
Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively.

PS advised ACE that the Salem restart plan, which encompassed a comprehensive review and improvement of personnel, process and equipment issues has been completed for Salem Unit 2. On August 6, 1997, the NRC authorized the restart of Salem 2 and stated that it would continue to closely monitor activities at Salem. Salem Unit 2 returned to service on August 30, 1997. The unit reached 100% power on September 23, 1997.

PS has advised ACE that the installation of Salem Unit 1 steam generators has been completed and the unit is currently expected to return to service during the first quarter of 1998. Restart of Salem Unit 1 is also subject to NRC approval.

The outage of Salem Station causes ACE to incur replacement power costs of approximately $700 thousand per month per unit. As previously discussed, ACE's replacement power costs for the current outage, up to the agreed-upon return-to-service date of June 30, 1997 for Salem Unit 1 and December 31, 1996 for Salem Unit 2, will be recoverable in rates in ACE's 1997 LEC proceeding. Replacement power costs incurred after the agreed-upon return-to-service date for the Salem Station will not be recoverable in rates. ACE has incurred $8.1 million in non-recoverable replacement power costs to date related to Salem.

Effective December 31, 1996, ACE entered into an agreement with PS for the purpose of limiting ACE's exposure to Salem's 1997 operation and maintenance (O&M) expenses. Pursuant to the terms of the agreement, ACE will pay to PS $10 million of O&M expense, as a fixed charge payable in twelve equal installments beginning February 1, 1997. ACE's obligation for any contributions, above the $10 million, to Salem 1997 O&M expenses up to ACE's estimated share of $21.8 million, is based on performance and directly related to the timely return and operation of Salem Units 1 and 2. With return of Unit 2 to full power in September 1997, total O&M expenses related to the Salem Units are expected to be $12.6 million for 1997.

Nuclear Plant Decommissioning

ACE has a trust to fund the future costs of decommissioning each of the five jointly-owned nuclear units. The current annual funding amount of this trust is based on estimates of the future costs of decommissioning each unit derived from studies performed in 1987.
In accordance with BPU requirements, updated site specific studies were completed as of September 1996. In a joint filing with PS, the site specific studies were submitted to the BPU and reviewed by the Ratepayer Advocate and Staff of the BPU. As a result of these studies the Company will not request an increase in the annual funding of the decommissioning trust.

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

At September 30, 1997 and December 31, 1996, AEI had $52.0 million and $37.6 million, respectively, outstanding under its $75.0 million revolving credit and term loan facility. Proceeds have been used for general corporate purposes.

ACE

At September 30, 1997 ACE had $45.9 million outstanding in short term debt, compared to $65.0 million outstanding at December 31, 1996. Short term debt consisted of notes payable to banks. Proceeds were used for general corporate purposes and to fund the annual remittance of the state excise tax payment in the amount of $91.1 million paid in March 1997.

ACE's Cumulative Preferred Securities and long term debt securities are not widely held and generally trade infrequently. Their estimated aggregate fair market values at September 30, 1997 and December 31, 1996 are approximately $959 million and $975 million, respectively.

On July 30, 1997, ACE issued $22.6 million aggregate amount of variable rate, tax-exempt pollution control bonds. The principal amount of $22.6 million represents two separate series of bonds:
$18.2 million Pollution Control Revenue Refunding Bonds, 1997 Series A due April 15, 2014 (Series A) and $4.4 million Pollution Control Revenue Refunding Bonds, 1997 Series B due July 15, 2017 (Series B). The Series A and the Series B bonds paid an initial weekly rate of 3.4% and 3.5%, respectively. Each subsequent rate will be determined by a remarketing agent. The rates of interest of each series may be changed from time to time to a daily mode, a flexible mode for periods of any duration up to 270 days or a multi-annual mode for periods of not less than 365 days. The proceeds from the sale of the Series A and Series B bonds have been applied,together with other funds, to the September 2, 1997 redemption of $18.2 million aggregate principal amount of 7 3/8% Pollution Control Revenue Bonds of 1984, Series A and $4.4 million aggregate principal amount of 8 1/4% Pollution Control Revenue Bonds of 1987, Series B for a total of $23.9 million.

On August 1, 1997 ACE redeemed 200,000 shares, at par, of its $8.20 Series No Par Preferred Stock. Under a mandatory sinking fund requirement 100,000 shares were required to be redeemed and ACE elected to redeem an optional 100,000 additional shares for a total of $20.0 million using short term debt.

Atlantic Energy Enterprises, Inc. (AEE)

At September 30, 1997 and December 31, 1996, ATE Investments,
Inc.(ATE) had outstanding $6.0 million and $18.5 million, respectively, under its $25 million revolving credit and term loan facility. The estimated aggregate fair market value of ATE's $15 million in 7.44% Senior Notes at September 30, 1997 and December 31, 1996 was approximately $15 million.

At September 30, 1997 and December 31, 1996, Atlantic Thermal Systems, Inc.(ATS) had outstanding $95.0 million and $42.0 million, respectively, under its revolving credit and term loan facility. This facility has been used for funding the construction of the Midtown Energy Center in Atlantic City, New Jersey which began start-up operation in October 1997. ATS's capital expenditures have been approximately $68.4 million for this project to date. This facility has also been used to satisfy certain associated company payables and for other general corporate purposes, including operating and servicing License Fees as described in the 1996 AEI Annual Report on Form 10-K. The increase in Nonutility Property and Equipment-Net on the Consolidated Balance Sheet is mainly due to the construction of the Midtown Energy Center.

In December 1995, ATS, through a partnership arrangement, borrowed from the New Jersey Economic Development Authority (NJEDA) $12.5 million from the proceeds of the sale of special, limited obligation bonds issued by the NJEDA. Proceeds from the bond issuance remain restricted in trust pending resolution of certain release conditions. The bonds paid an initial rate of 3.7% for the 120 day period ending on April 30, 1996. The bonds have been remarketed five times at fixed rates ranging from 3.5% to 3.8%. They may be remarketed for one or more additional periods not to exceed 120 days, but in no event later than December 1, 1998 at which time the bonds must be redeemed if the escrow conditions are not satisfied. In October, 1997 the NJEDA approved a final bond resolution authorizing the issuance of an additional $18.5 million in limited obligation bonds. ATS will borrow from the NJEDA the proceeds of this issuance for qualifying costs of the Midtown Energy Center, this resolution is subject to New Jersey Board of Public Utilities
(BPU) approval. ATS expects to satisfy all the escrow release conditions and obtain BPU approval in mid-November 1997, at which point, the $31 million will be applied to certain qualifying costs incurred during construction of the Midtown Energy Center.


ATS, in its pursuit of potential business opportunities throughout the United States, has a potential funding commitment of a $35 million stand-by letter of credit. The funds would be provided from ATS's existing revolving credit and term loan facility.

Results of Operations

Changes in net income and earnings per share for the periods ended September 30, 1997 versus the corresponding periods of the previous year are as follows:

                          Periods Ended September 30, 1997
                               Quarter    Year-to-Date
Net Income                      42.7%        40.4%
Earnings Per Share              43.5%        40.5%

The increases in net income and earnings per share primarily reflect decreased operations and maintenance expenses related to the 1996
Salem Stipulation and increased nonutility income, primarily ATS, for the periods.

Utility Revenues of ACE

Changes in Operating Revenues-Electric, exclusive of inter-company sales, are disclosed in the following table:

                             Periods Ended September 30, 1997
                               Quarter    Year-to-Date
                             (Thousands of Dollars)

Base Revenues                     $10,466      $ 7,035
Levelized Energy Clause             2,314       15,250
Kilowatt-hour Sales                15,855       (6,995)
Unbilled Revenues                  (2,263)       9,067
Sales for Resale                   (9,758)     (15,881)
Other Revenues                      1,147        1,141
 Total                            $17,761      $ 9,617

The increase in Base Revenues is primarily due to the $13 million adjustment related to the 1996 Salem Stipulation. This increase was offset in part by Off-Tariff Rate Adjustments (OTRAs). OTRAs are special reduced rates that are being offered, for periods ranging from 5 to 7 years, by ACE to at-risk customers which reduced Base Revenues $3.1 million for the current quarter ended period and $7.5 million for the year-to-date period. Levelized Energy Clause(LEC) revenues for the periods increased due to an annual rate increase in July 1996 of $27.6 million. Changes in Kilowatt-hour Sales are explained in the 'Billed Sales to Ultimate Utility Customers' section. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which are affected by weather, economic conditions and the corresponding price per kilowatt-hour. The changes in Sales for Resale to wholesale customers are a function of ACE's energy mix strategy, which in turn is dependent upon ACE's needs for energy, the energy needs of other utilities participating in the regional power pool of which ACE is a member, and the sources and prices of energy available. In addition, changes in Sales for Resale are dependent on adjacent power pool resources and prices of available energy.

Billed Sales to Ultimate Utility Customers of ACE

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding periods of the prior year, are shown below.

                           Periods Ended September 30, 1997
                         Quarter              Year-To-Date
                             Average                 Average
Customer Class      Sales   Use  Cust       Sales   Use   Cust
Residential          5.8%   4.7%  1.1%     (4.2%)  (5.1%) 1.0%
Commercial           5.0    2.9   2.0       0.6    (1.1)  1.7
Industrial           6.7    6.5   0.2       2.9     2.3   0.6
Total                5.5    4.3   1.2      (1.2)   (2.2)  1.1

The increases in the current quarter residential sales were due primarily to more favorable weather in the summer of 1997 compared to 1996, resulting in higher air conditioner usage. Industrial and commercial sales increases were due to overall economic growth in the region. The year-to-date decrease in residential sales were due primarily to milder winter weather during the first quarter of 1997, resulting in low heating usage.

Operating Expenses

Total Operating Expenses increased by 4.3% for the current quarter and decreased by 1.1% for the year-to-date when compared to the same periods of the prior year. Excluding depreciation and taxes, Total Operating Expenses decreased by 5.0% for the year-to-date, when compared to the same period of the prior year, largely due to decreases in operations and maintenance costs of ACE.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LEC. Changes in costs reflect the availability of lower-cost generation from ACE-owned and purchased energy sources, the unit prices of the energy sources used and changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LEC. Generally, earnings are not affected by energy costs because these costs are adjusted to match the associated LEC revenues. Otherwise, in any period the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is deferred on the Consolidated Balance Sheet as a liability or asset as appropriate. Amounts on the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. ACE was underrecovered by $29.2 million at September 30, 1997 and by $33.5 million at December 31, 1996.

Energy expense decreased by 3.9% for the current quarter and 3.1% for the year-to-date, when compared to the same periods of the prior year. Excluding deferred energy costs, Energy expense decreased by 10.6%, for the current quarter and 6.9% for the year-to-date, when compared to the same periods of the prior year primarily due to reduced market purchases of energy.

Sources of ACE's energy for the current period are as follows:

                               Periods Ended September 30, 1997
                                Quarter        Year-to-Date
Coal                              24%              26%
Nuclear                           15%              17%
Interchanged and Purchased        30%              31%
Nonutility Purchased              25%              23%
Oil and Natural Gas                6%               3%
Total                            100%             100%

Operations expense increased by 8.5% for the quarter ended and decreased by 9.0% for the year-to-date, when compared to the same periods of the previous year. The increase for the current quarter period reflects the adjustments made during the same period of the prior year as a result of the Salem Station Stipulation. The year-to-date decrease was the result of reduced expenses resulting from the operations and maintenance agreement with Public Service Electric & Gas Company(PS) regarding the Salem Units, as discussed in Note 5, and other cost saving measures instituted by ACE.

Maintenance expense decreased by 26.0% for the quarter ended and 34.3% for the year-to-date, when compared to the same periods of the previous year, as a result of reduced expenses associated with the Salem Station agreement with PS, as discussed in Note 5.

Federal Income Tax expense increased by 47.8% for the current quarter and 53.7% for the year-to-date, when compared to the same periods of the previous year, and Taxes Accrued on the Consolidated Balance Sheet increased significantly due to the decrease in operations and maintenance expense, as well as, increases in other income as discussed below, which resulted in an increase of taxable income for the quarter and year-to-date periods.

Other Income

Other Income increased significantly for the current quarter and year-to-date periods when compared to the same periods of the previous year, due primarily to an increase in nonutility earnings as discussed in Nonutility Activities.


New Jersey Energy Master Plan

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

ACE filed its response to the BPU on July 15, 1997. ACE's restructuring filing met the BPU's recommendations for phase-in of retail electric access based on a first-come, first-served basis, proposing choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. Customers remaining with ACE will be charged a market-based electricity price beginning October 1, 1998. The restructuring filing included a two-phased approach to future rate reductions of approximately 5%.

In an October 31, 1997 letter to the BPU, ACE added specificity to the framework set out in the restructuring filing with regard to steps ACE plans to take to meet the BPU's rate reduction and restructuring goals. First, specific, definable cost reductions of approximately 4% after 1998 were outlined. Further, ACE offered that an appropriate resolution of the merger proceedings will allow ACE to reduce its rates, due to the merger, of approximately 1.25% upon consummation of the change in control. In addition, ACE's current estimate showed that, through the use of securitized debt for the full amount of stranded costs associated with its own generation assets, a further rate decrease of up to 2% was possible based on appropriate legislation and orders of the BPU. Finally, ACE estimates that the results of good-faith negotiations with the nonutility generators could provide a reduction of up to an additional of 1.75%. In summary, ACE outlined a total rate reduction of 9% by the end of the transition.

Under the restructuring filing ACE specified its total stranded cost estimated to be approximately $1.3 billion, of which $965 million is attributable to above-market Nonutility Generation (NUG) Contracts. The remaining amount, approximately $340 million, is related to
wholly and jointly-owned generation investments.   The restructuring
filing supports full recovery of stranded costs, which ACE believes are necessary to move to a competitive environment. The restructuring filing is currently in the discovery phase. During this phase, ACE revised the estimated stranded cost amounts to be approximately $911 million attributable to NUG contracts and approximately $415 million related to wholly and jointly-owned generation investments. The Administrative Law Judge is expected to render a decision in May 1998.

Pending Merger

On June 26, 1997, the Company and Delmarva Power & Light (DP&L) jointly announced an enhanced retirement offer (ERO) and separation program that will be utilized to achieve workforce reductions as a result of the merger. (Refer to Note 1 for merger discussion.) The total cost to the Company for these programs, as well as, the cost of executive severance, employee relocation and facilities integration is estimated to range from $38 million to $48 million. These costs are contingent upon the consummation of the merger. ACE will be required to recognize these costs through expense in accordance with generally accepted accounting principles (GAAP).
The actual cost to the Company and ACE will depend on a number of factors related to the employee mix as well as the actual number of employees who will be separated.

Accounting For Deregulation

ACE currently accounts for the economic effects of regulation as specified by Statements of Financial Accounting Standards No. 71 (SFAS 71) which provides guidance on circumstances when the economic effect of a regulator's decision warrants different application of GAAP as a result of the ratemaking process. At this time, ACE continues to meet the criteria set forth in SFAS 71 and has presented these financial statements in accordance therewith.

The Financial Accounting Standards Board (FASB), through the Emerging Issue Task Force (EITF), has recently set forth guidance intended to clarify the accounting treatment of specific issues associated with the restructuring of the electric utility industry through EITF Issue No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises-Accounting for the Discontinuation of application of FASB Statement No. 71" (EITF No. 97-4). The consensus reached in EITF No. 97-4 as to when an enterprise should stop applying SFAS 71 to a separable portion of its business whose pricing is being deregulated, is defined as "when deregulatory legislation or a rate order (whichever is necessary to effect change in the jurisdiction)is issued that contains sufficient detail for the enterprise to reasonably determine how the transition plan will effect the separable portion of its business" (e.g. generation).

Consensus was also reached "that the regulatory assets and regulatory liabilities that originated in the separable portion of an enterprise to which SFAS 101 is being applied should be evaluated on the basis of where (that is, the portion of the business in which) the regulated cash flows to realize and settle them, respectively, will be derived." Additionally, the "source of the cash flow approach adopted in the consensus should be used for recoveries of all costs and settlements of all obligations (not just for regulatory assets and regulatory liabilities that are recorded at the date Statement 101 is applied) for which regulated cash flows are specifically provided in the deregulatory legislation or rate order".

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

Salem Nuclear Generating Station

ACE is a 7.41% owner of the Salem operated by PS. Salem Units 1 and 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively.

PS advised ACE that the Salem restart plan, which encompassed a comprehensive review and improvement of personnel, process and equipment issues has been completed for Salem Unit 2. On August 6, 1997, the Nuclear Regulatory Commission (NRC) authorized the restart of Salem 2 and stated that it would continue to closely monitor activities at Salem. Salem Unit 2 returned to service on August 30, 1997. The unit reached 100% power on September 23, 1997.

PS has advised ACE that the installation of Salem Unit 1 steam generators has been completed and the unit is expected to return to service during the first quarter of 1998. Restart of Salem Unit 1 is also subject to NRC approval.

The outage of Salem Unit 1 causes ACE to incur replacement power costs of approximately $700 thousand per month. As previously discussed, ACE's replacement power costs for the current outage, up to the agreed-upon return-to-service date of June 30, 1997, will be recoverable in rates in ACE's 1997 LEC proceeding. Replacement power costs incurred after the agreed-upon return-to-service date for Salem Unit 1 will not be recoverable in rates. ACE has incurred $8.1 million in non-recoverable replacement power costs to date related to Salem.

Effective December 31, 1996, ACE entered into an agreement with PS for the purpose of limiting ACE's exposure to Salem's 1997 operation and maintenance (O&M) expenses. Pursuant to the terms of the agreement, ACE will pay to PS $10 million of O&M expense, as a fixed charge payable in twelve equal installments beginning February 1, 1997. ACE's obligation for any contributions, above the $10 million, to Salem 1997 O&M expenses up to ACE's estimated share of $21.8 million, is based on performance and directly related to the timely return and operation of Salem Units 1 and 2. With return of Unit 2 to full power in September 1997, total O&M expenses related to the Salem Units are expected to be $12.6 million for 1997.

Nuclear Plant Decommissioning

ACE has a trust to fund the future costs of decommissioning each of the five jointly-owned nuclear units. The current annual funding amount of this trust is based on estimates of the future costs of decommissioning each unit derived from studies performed in 1987.
In accordance with BPU requirements, updated site specific studies were completed as of September 1996. In a joint filing with PS, the site specific studies were submitted to the BPU and reviewed by the Ratepayer Advocate and Staff of the BPU. As a result of these studies the Company will not request an increase in the annual funding of the decommissioning trust.

Year 2000

The Company's Information Technology (IT) Department, through the development of a project team, has developed a strategy to address and correct the year 2000 problem (Y2K). An inventory of the Company's computer applications, hardware and system software and infrastructure has been completed. An initial assessment of these systems has been made as they relate to the Y2K. The Company believes that is it taking the necessary steps to minimize the risk of an interruption of service to it's operations and customers.

Nonutility Activities-AEI

Nonutility activities are reflected in AEI's Other Income and Expense line item on the Consolidated Statement of Income.

AEI

AEI parent only resulted in net losses of $2.0 million and $2.1 million for the year-to-date periods of the current year and the prior year, respectively. The 1997 and 1996 losses are largely due to interest expense associated with the borrowings from AEI's revolving credit and term loan facility. AEI's credit facility is used to support general corporate purposes.

ACE

ACE's new nonutility activities primarily include nonregulated wholesale electric market transactions, special lighting and other energy services programs. These current nonutility activities resulted in $4.3 million net income for the current year-to-date ended period.

AEE

Operations of AEE and subsidiaries resulted in net income of $1.6 million for the year-to-date compared to net income of $0.5 million for the same period of the prior year. The current net income is primarily due to ATS's casino heating and cooling service contracts. Also contributing to the nonutility net income was a reduction of ATE's interest expense.

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY

The information required by this item is incorporated herein by reference from the following portions of AEI's Management's
Discussion and Analysis of Financial Condition and Results of
Operations, insofar as they relate to ACE and its subsidiary:
Liquidity and Capital Resources-ACE; Results of Operations and Other Matters of ACE.

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

  The following information updates certain matters previously reported under Part I, Item 1 - Business of the Annual Report on Form 10-K for 1996 and Part II, Item 5-Other Information on Form 10-Q for the quarter ended June 30, 1997 for Atlantic Energy, Inc.(AEI) and Atlantic City Electric Company (ACE). In addition, certain new information is contained herein.

  As previously reported in the 1996 Form 10-K, the Salem Nuclear Generating Station (Salem) co-owners filed a Complaint in February 1996 in the United States District Court for the District of New Jersey against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, seeking damages to recover the cost of replacing the steam generators at Salem. In accordance with the court's schedule, Westinghouse filed a motion for summary judgment on October 1, 1997. Also in accordance with the court's schedule, ACE and the three co-owners of Salem will file their opposition to that motion for summary judgement. The litigation is continuing in accordance with the schedule established by the court.

Item 5.  Other Information

Environmental Matters

  As previously reported, the New Jersey Department of Environmental Protection (NJDEP) announced that it intended to introduce rules to reduce nitrogen oxide (NOx) emissions by 90% from the 1990 levels by the year 2003. On September 15, 1997 the NJDEP filed its proposal with the Office of Administrative Law. In its proposal, entitled "NOx Budget Program", N.J.A.C. 7:27-31, the NJDEP prescribed participation of New Jersey's large combustion sources in a regional cap and trade program designed to significantly reduce emissions of NOx. In effect, the proposed regulation would require New Jersey to become the first northeastern state to require NOx reductions of 90% from the 1990 levels, by the year 2003. On October 24, 1997 ACE testified in opposition to the proposal. ACE cannot predict the ultimate outcome of this matter.

Pending Merger

  As previously reported, regulatory approvals of the planned merger between AEI and Delmarva Power and Light (DP&L) have been obtained from the Federal Energy Regulatory Commission (FERC), the Maryland Public Service Commission (MPSC) and the Virginia State Corporation Commission (VSCC).

  On September 23, 1997, the Delaware Public Service Commission
(DPSC) also approved the merger. The settlement agreement with the DPSC will result in a rate decrease of approximately $7.5 million or 1.5% of Delaware electric revenues beginning with the closing of the merger. This represents an approximate 50/50 sharing of the merger savings between customers and shareholders in the first year. Additional rate decreases for electric and natural gas customers will be phased-in over the second and third years following the
close of the merger.   On October 6, 1997, the Pennsylvania Public
Utilities Commission also approved the merger. The merger still requires the approval of the New Jersey Board of Public Utilities, the Nuclear Regulatory Commission, and the Securities and Exchange Commission (SEC). The Company expects the regulatory approval process to be completed by year-end or early 1998.

     On October 27, 1997 South Jersey Gas Company (SJG) filed a motion to intervene in the merger application with the SEC, seeking a formal hearing and additional time for filing further comments. The SJG motion contends that Conectiv, in acquiring the gas properties of DP&L and operating as a combination utility, is in violation of Section 10(c)(1) and Section 11 of the Public Utility Holding Company Act of 1935 ("Act"). ACE can not predict the outcome of this matter but strongly believes that the SJG motion is without merit.

Nuclear Generating Station Developments

Salem Nuclear Generating Station

  ACE is a 7.41% owner of Salem operated by Public Service Electric and Gas (PS). Salem consists of two 1,106 megawatt (MW) pressurized water nuclear reactors representing 164 MWs of ACE's total installed capacity of 2,386 MWs. (Refer to Note 5 for additional information)

     As previously reported, a predecisional enforcement conference was held on July 8, 1997, with the NRC to discuss apparent violations at Salem. These apparent violations were identified in May and June, 1997, and concern emergency core cooling system switchover and related residual heat removal system (RHR) flow issues, and Appendix R (fire protection) issues. PS has advised ACE that, in a letter dated October 8, 1997, the NRC informed PS that a Level III violation was cited for the issues surrounding the RHR system and Level IV violations were cited for the two Appendix R issues. There was no civil penalty issued by the NRC.

Hope Creek Station

  As previously reported on Form 10-K for 1996, in 1990 General Electric (GE) reported that crack indications were discovered near the seam welds in the core shroud assembly in a GE boiling water reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. PS, the operator of the Hope Creek Nuclear Generating Station (Hope Creek), is participating in the GE BWR Owners Group to evaluate this issue and develop long-term corrective action. During its 1994 refueling outage, PS inspected the shroud of Hope Creek in accordance with GE's recommendations and found no cracks. In June 1994, an industry group was formed and subsequently established generic inspection guidelines which were approved by the NRC. Hope Creek was initially placed in the lowest susceptibility category under these guidelines. ACE has been advised that due to Hope Creek's operating time, it now falls into the intermediate susceptibility category. PS also advised ACE that another inspection has been performed by PS during Hope Creek's current refueling outage in September 1997, and preliminary results from that inspection have been deemed to be satisfactory.

  ACE has also been advised that a predecisional enforcement conference was held with the NRC on August 12, 1997, to discuss apparent violations at Hope Creek relating to the installation of cross-tie valves in the residual heat removal system at Hope Creek in 1994. On October 20th, the NRC issued a severity level III violation for this matter. There was no civil penalty issued by the NRC.

  ACE has also been advised that modifications to Hope Creek's emergency core cooling systems (ECCS) suction strainers are also required per NRC Bulletin 96-03. PS has advised ACE that they have installed a portion of the required large capacity passive strainers during the current Hope Creek refueling outage which began in September 1997. PS is currently seeking NRC approval for deferral of the installation of the remaining strainers until the next refueling outage scheduled for February 1999. It is unknown what further actions the NRC may take in this matter.

  PS has also advised ACE that a predecisional enforcement conference has been scheduled for December 9, 1997 to discuss two allegations concerning security program issues which occurred at Salem and Hope Creek in 1996. ACE cannot predict what other actions, if any, the NRC may take in this matter.

Item 6.  Exhibits and Reports on 8-K

Exhibits:  See Exhibit Index Attached

Reports on Form 8-K:

Current Report on Form 8-K was filed dated July 15, 1997 describing the Company's restructuring filing as required by the BPU's Energy Master Plan.



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

                                   Atlantic Energy, Inc.
                                   Atlantic City Electric Company
                                   (Registrant)


Date: November 12, 1997            By:   /s/ M. J. Barron
                                             M. J. Barron
                                   Vice President and Chief
                                   Financial Officer of Atlantic
                                   Energy, Inc. and Senior Vice
                                   President and Chief Financial
                                   Officer of Atlantic City
                                   Electric Company

Date: November 12, 1997            By:   /s/ L. M. Walters
                                             L. M. Walters
                                   Treasurer of Atlantic Energy,
                                   Inc. and Vice President,
                                   Treasurer and Assistant
                                   Secretary of Atlantic City
                                   Electric Company

                                 EXHIBIT INDEX


27   Financial Data Schedules for Atlantic Energy, Inc. and
     Atlantic City Electric Company for periods ended September
     30, 1997.