Form 10-Q
period 1998-03-31
ATLANTIC CITY ELECTRIC CO
filed 1998-05-14
CIK 8192

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998
                                --------------

Commission file number  1-3559

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
               (Exact name of registrant as specified in its charter)


       New Jersey                                             21-0398280
       ----------                                             ----------
   (States of incorporation)                                 (I.R.S. Employer
                                                             Identification No.)


   800 King Street, P.O. Box 231 Wilmington, Delaware              19899
   --------------------------------------------------              -----
          (Address of principal executive offices)                (Zip Code)


   Registrant's telephone number, including area code             302-429-3114
                                                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X   No ____
                           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 14, 1998 Conectiv owns all of the 18,320,937 outstanding shares of Common Stock of Atlantic City Electric Company.

                     ATLANTIC CITY ELECTRIC COMPANY, INC.
                     ------------------------------------

                               Table of Contents
                               -----------------


                                                                        Page No.
                                                                        --------
Part I.    Financial Information:

             Consolidated Statements of Income for the three
             months ended March 31, 1998 and 1997                             1

             Consolidated Balance Sheets as of March 31, 1998
             and December 31, 1997                                          2-3

             Consolidated Statements of Cash Flows for the
             three months ended March 31, 1998 and 1997                       4

             Notes to Consolidated Financial Statements                     5-7

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8-11

Part II.   Other Information and Signature                                12-17

                        PART 1.  FINANCIAL INFORMATION

                     ATLANTIC CITY ELECTRIC COMPANY, INC.
                     ------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                           1998           1997
                                                           ----           ----
OPERATING REVENUES
  Electric                                                  $237,429   $241,493
  Other services                                                 520      1,929
                                                            --------   --------
                                                             237,949    243,422
                                                            --------   --------
OPERATING EXPENSES
 Electric fuel and purchased energy                           72,912     61,857
 Purchased electric capacity                                  47,926     48,255
 Employee separation & Merger-related costs                   51,479          -
 Operation and maintenance                                    45,817     35,813
 Cost of sales - Other services                                4,220      1,895
 Depreciation                                                 22,927     20,562
 Taxes other than income taxes                                10,491     27,662
                                                            --------   --------
                                                             255,772    196,044
                                                            --------   --------
OPERATING (LOSS) INCOME                                      (17,823)    47,378
                                                            --------   --------

OTHER INCOME
 Allowance for equity funds used
    during construction                                          143        264
 Other income                                                  1,461      1,472
                                                            --------   --------
                                                               1,604      1,736
                                                            --------   --------
INTEREST EXPENSE
 Interest charges                                             15,537     15,814
 Allowance for borrowed funds used during
    construction and capitalized interest                       (250)      (262)
                                                            --------   --------
                                                              15,287     15,552
                                                            --------   --------
DIVIDENDS ON PREFERRED SECURITIES
 OF A SUBSIDIARY TRUST                                         1,444      1,444
                                                            --------   --------

(LOSS) INCOME BEFORE INCOME TAXES                            (32,950)    32,118

INCOME TAXES                                                 (12,213)    11,747
                                                            --------   --------

NET (LOSS) INCOME                                            (20,737)    20,371

DIVIDENDS ON PREFERRED STOCK                                   1,000      1,410
                                                            --------   --------
(LOSS) EARNINGS APPLICABLE TO COMMON STOCK                  $(21,737)  $ 18,961
                                                            ========   ========

See accompanying Notes to Consolidated Financial Statements.

                     ATLANTIC CITY ELECTRIC COMPANY, INC.
                     ------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                March 31,            December 31,
                                                                 1998                   1997
                                                            ---------------        ----------------
           ASSETS
           ------

CURRENT ASSETS
  Cash and cash equivalents                                     $   24,057               $   20,765
  Accounts receivable                                              117,823                  126,148
  Inventories, at average cost:
   Fuel (coal and oil)                                              20,450                   22,670
   Material and supplies                                            22,396                   20,893
   Emission allowances                                               6,489                    6,489
  Prepayments                                                        1,052                    7,753
  Deferred energy costs                                             19,886                   27,424
                                                                ----------               ----------
                                                                   212,153                  232,142
                                                                ----------               ----------

NONUTILITY PROPERTY AND INVESTMENTS
  Nonutility property, net                                           8,390                    8,517
  Funds held by trustee                                             87,108                   83,977
  Other investments                                                    109                        9
                                                                ----------               ----------
                                                                    95,607                   92,503
                                                                ----------               ----------

UTILITY PLANT, AT ORIGINAL COST
  Electric                                                       2,589,592                2,591,825
  Less:  Accumulated depreciation                                  963,151                  945,921
                                                                ----------               ----------
  Net utility plant in service                                   1,626,441                1,645,904
  Construction work-in-progress                                    115,954                  106,806
  Leased property, net                                              35,730                   38,795
                                                                ----------               ----------
                                                                 1,778,125                1,791,505
                                                                 ---------               ----------
DEFERRED CHARGES AND OTHER ASSETS
  Unrecovered other post-retirement employee benefit costs          36,851                   37,476
  Unamortized debt costs                                            13,653                   13,416
  Deferred debt refinancing costs                                   29,464                   30,002
  Deferred recoverable income taxes                                 85,858                   85,858
  Unrecovered purchased power costs                                 61,775                   66,264
  Unrecovered state excise taxes                                    42,764                   45,154
  Prepaid pension                                                    6,368                    7,609
  Other                                                             31,208                   34,826
                                                                ----------               ----------
                                                                   307,941                  320,605
                                                                ----------               ----------

TOTAL ASSETS                                                    $2,393,826               $2,436,755
                                                                ==========               ==========

See accompanying Notes to Consolidated Financial Statements.

                     ATLANTIC CITY ELECTRIC COMPANY, INC.
                     ------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                  March 31,                   December 31,
                                                                   1998                          1997
                                                               --------------               ---------------
           CAPITALIZATION AND LIABILITIES
           ------------------------------

CURRENT LIABILITIES
     Short-term debt                                              $   18,200                    $   55,675
     Long-term debt due within one year                                8,575                             -
     Preferred Stock due within one year                              10,000                             -
     Accounts payable                                                 20,757                        19,665
     Taxes accrued                                                     2,249                         5,922
     Interest accrued                                                 14,410                        19,562
     Dividends declared                                               21,407                        21,215
     Current capital lease obligation                                    561                           653
     Employee separation & Merger-related
       accrued costs                                                  25,908                             -
     Other                                                            56,729                        59,188
                                                                  ----------                    ----------
                                                                     178,796                       181,880
                                                                  ----------                    ----------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes, net                                      352,652                       362,213
     Deferred investment tax credits                                  43,409                        44,043
     Long-term capital lease obligation                               35,920                        39,077
     Accrued other post-retirement employee benefit costs             48,685                        37,476
     Other                                                            20,471                        21,339
                                                                  ----------                    ----------
                                                                     501,137                       504,148
                                                                  ----------                    ----------

CAPITALIZATION
     Common stock                                                     54,963                        54,963
     Additional paid-in capital                                      492,872                       493,161
     Retained earnings                                               192,770                       234,909
                                                                  ----------                    ----------
       Total common shareholder's equity                             740,605                       783,033

     Preferred stock subject to mandatory redemption                  23,950                        33,950
     Preferred stock not subject to mandatory redemption              30,000                        30,000
     Company obligated mandatorily redeemable
        preferred securities of subsidiary trust
        holding solely Company debentures                             70,000                        70,000
     Long-term debt                                                  849,338                       833,744
                                                                  ----------                    ----------
                                                                   1,713,893                     1,750,727
                                                                  ----------                    ----------

TOTAL CAPITALIZATION AND LIABILITIES                              $2,393,826                    $2,436,755
                                                                  ==========                    ==========

See accompanying Notes to Consolidated Financial Statements.

                     ATLANTIC CITY ELECTRIC COMPANY, INC.
                     ------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                    ----------------------------------
                                                                          1998                  1997
                                                                          ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                    $(20,737)            $ 20,371
   Adjustments to reconcile net income to
     net cash provided by operating activities:
           Depreciation and amortization                                  22,927               20,562
           Investment tax credit adjustments, net                           (634)                (634)
           Deferred income taxes, net                                     (9,561)              (1,569)
           Prepaid Excise Taxes                                                -              (68,758)
           Unrecovered purchased power costs                               4,489                4,280
           Unrecovered state excise taxes                                  2,390                2,390
           Employee separation & Merger-related costs                     43,238                    -
           Net change in:
             Accounts receivable                                           8,325                4,209
             Inventories                                                     717                2,003
             Accounts payable                                              1,092              (13,208)
             Other current assets & liabilities                            4,951               (7,626)
           Other, net                                                        332                5,488
                                                                        --------             --------
   Net cash provided (used) by operating activities                       57,529              (32,492)
                                                                        --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                  (16,915)             (19,313)
   Nuclear decommissioning trust fund deposits                            (1,606)              (1,606)
   Other, net                                                              7,637               (1,312)
                                                                        --------             --------
   Net cash used by investing activities                                 (10,884)             (22,231)
                                                                        --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends:    Common                                                  (20,404)             (20,214)
                 Preferred                                                (1,000)              (1,410)
   Issuances:    Long-term debt                                           85,000               15,000
   Redemptions:  Long-term debt                                          (50,000)                   -
   Net change in short-term debt                                         (53,900)              62,550
   Other, net                                                             (3,049)              (1,775)
                                                                        --------             --------
   Net cash (used) provided by financing activities                      (43,353)              54,151
                                                                        --------             --------
   Net change in cash and cash equivalents                                 3,292                 (572)
   Cash and cash equivalents at beginning of period                       20,765                7,927
                                                                        --------             --------
   Cash and cash equivalents at end of period                           $ 24,057             $  7,355
                                                                        ========             ========

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   FINANCIAL STATEMENT PRESENTATION
     --------------------------------

The consolidated financial statements include the accounts of Atlantic City Electric Company (the Company) and its wholly-owned subsidiary. The statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1997 Annual Report on Form 10-K and Part II of this report on
Form 10-Q for additional relevant information.

Certain reclassifications, not affecting net income, have been made to conform amounts for the three months ended March 31, 1997 to the current presentation. Primarily, the operating results of nonutility activities were reclassified from "Other Income" into other classifications within the income statement. Revenues from "Other services" includes revenues from these nonutility activities of the Company. Reclassifications have also been made within the balance sheet to conform to current year reporting.

2.   MERGER WITH DELMARVA POWER & LIGHT COMPANY
     ------------------------------------------

As previously reported, on March 1, 1998, Atlantic Energy, Inc. (AEI) merged with Delmarva Power & Light Company (DPL). Prior to the merger transactions (the Merger) which formed Conectiv--a holding company, AEI owned the Company and Atlantic Energy Enterprises (AEE). As a result of the Merger, AEI was merged out of existence, and Conectiv owns the Company, AEE, DPL, and the nonutility subsidiaries formerly held by DPL.

The merger was accounted for under the purchased method as a tax-free, stock-for-stock transaction with DP&L as the acquirer. Under the terms of the agreement, AEI shareholders received 0.75 shares of Conectiv's common stock and
0.125 shares of Conectiv's Class A common stock for each share of AEI stock held. DP&L shareholders received one share of Conectiv's common stock for each share of DP&L common stock held.

Under the terms of the Board of Public Utilities (BPU) approval of the merger, approximately 75% or $15.75 million of the Company's total average projected merger savings will be returned to the Company's customers for an overall merger-related customer rate reduction of 1.7%.

In the first quarter of 1998, the Company recorded the financial effects of enhanced retirement offers and other employee separation programs utilized to achieve workforce reductions concurrent with the merger. The Company expects a reduction of approximately 450 positions, of which about 175 employee separations have actually occurred. The employee separation programs and other merger-related costs resulted in a $51.5 million pre-tax charge to expense (or $30.9 million after taxes). The pre-tax expenses are shown on the Consolidated Statements of Income as "Employee separation & Merger-related costs." As of March 31, 1998, $8.2 million of the $51.5 million expense had been paid, $25.9 million was reflected as a current liability, $11.7 million increased the liability for other post-retirement benefits and $5.7 million was included in other balance sheet classifications.

3.   DEBT
     ----

On January 7, 1998 the Company issued $85 million in secured medium term notes with maturities of 5 to 8 years and interest rates of 6.00% to 6.19%. The proceeds were primarily used to redeem $50 million in medium term notes, due January 1998 with interest rates of 6.35% and 6.37%, and short-term debt.

4.   RATES
     -----

As previously disclosed in Note 4 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K, the Company's electric base rates were reduced by $15.75 million for expected merger-related costs savings passed on to the Company's customers, effective with the merger. This decrease, offset in part by a $5.0 million rate increase for recovery of expenses associated with post-retirement benefits other than pensions, resulted in a $10.75 million reduction of electric base rate revenues beginning March 1, 1998.

5.   CONTINGENCIES
     -------------

Environmental Matters
---------------------

The Company is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. The disposal of hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company does not expect such future costs to have a material effect on its financial position or results of operations.

Insurance Programs
------------------

Nuclear
-------
The Company is a member of certain insurance programs that provide coverage for contamination and property damage to members' nuclear generating plants. Facilities at Peach Bottom, Salem, and Hope Creek stations are insured against property damage losses up to $2.8 billion per site under these programs.

In addition, the Company is a member of an insurance program which provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specific conditions. The premium for this coverage is subject to retrospective assessment for adverse loss experience. The maximum amount of retroactive premiums the Company could be assessed for losses during the current policy year is $4.4 million under these programs.

The Price-Anderson provisions of the Atomic Energy Act of 1954, as amended by the Price-Anderson Amendments Act of 1988, govern liability and indemnification for nuclear incidents. All nuclear facilities could be assessed, after exhaustion of private insurance, up to $79.28 million, per reactor, per incident, payable at $10 million per year. Based on its ownership of nuclear facilities, ACE could be assessed up to an aggregate of $27.6 million per incident. This amount would be payable at an aggregate of $3.48 million per year, per incident.

6.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                          Three Months Ended
                                              March 31,
Cash paid for:                              1998      1997
                                            ----      ----
(dollars in thousands)
Interest, net of amounts capitalized      $20,717    $18,514
Income taxes, net of refunds                    -    $ 3,373

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


EARNINGS SUMMARY
----------------

The Company's operations resulted in a net loss of $21.7 million for the three months ended March 31, 1998 compared to net income of $19.0 million for the three months ended March 31, 1997. Merger-related charges decreased after tax earnings by $30.9 million. Excluding the merger-related charges, the Company earned $9.2 million, a $9.8 million decrease compared to the same period of the previous year. The decrease was primarily due to milder winter weather's adverse effect on electric sales and increased operations and maintenance expenses.

MERGER IMPACT
-------------

As previously reported, on March 1, 1998, Atlantic Energy, Inc. (AEI) merged with Delmarva Power & Light Company (DPL). Prior to the merger transactions (the Merger) which formed Conectiv--a holding company, AEI owned the Company and Atlantic Energy Enterprises (AEE). As a result of the Merger, AEI was merged out of existence, and Conectiv owns the Company, AEE, DPL, and the nonutility subsidiaries formerly held by DPL.

Under the terms of the Board of Public Utilities (BPU) approval of the merger, approximately 75% or $15.75 million of the Company's total average projected merger savings will be returned to the Company's customers for an overall merger-related customer rate reduction of 1.7%. The balance of merger related savings realized will positively impact earnings of the Company.

In the first quarter of 1998, the Company recorded the financial effects of enhanced retirement offers and other employee separation programs utilized to achieve workforce reductions concurrent with the merger. The Company expects a reduction of approximately 450 positions. The employee separation programs and other merger-related costs resulted in a $51.5 million pre-tax charge to expense (or $30.9 million after taxes). The pre-tax expenses are shown on the Consolidated Statements of Income as "Employee separation & Merger-related costs." As of March 31, 1998, $8.9 million of the $51.5 million expense had been paid, $25.9 million was reflected as a current liability, $11.7 million increased the liability for other post-retirement benefits and $5.0 million was in other balance sheet classifications.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING AND STRANDED COSTS
----------------------------------------------------------

For background information concerning restructuring the electric utility industry in New Jersey refer to page 3 of the Company's 1997 Report on Form 10-
K.  Updates to previously disclosed information are shown below.

     . Restructuring hearings began on April 27, 1998 and are scheduled to be completed by May 22, 1998. The BPU is expected to issue a final order during this summer. Currently, the BPU does not have the legal authority to enact a restructuring plan without legislative changes. Implementation of a restructuring plan had been planned for October 1998, but is now more likely to occur in early-to mid-1999.

     . With respect to information previously filed by the Company concerning stranded costs and unbundled rates, the Office of Administrative Law
          (OAL) is expected to render a decision by May 15, 1998. The OAL's decision will then be sent to the BPU for review.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $57.5 million for the three months ended March 31, 1998 compared to cash usage of $32.5 million for the three months ended March 31, 1997. The $90.0 million increase in net cash provided by operating activities was primarily due to changes in New Jersey law related to taxation of sales of electricity, which among other things, eliminated the annual prepayment of state excise tax in March 1998. In March 1997, the Company prepaid $91.1 million of state excise taxes.

On an interim basis, the Company finances construction costs and other capital requirements in excess of internally generated funds through the issuance of unsecured short-term debt, consisting of commercial paper and notes from banks. As of March 31, 1998, the Company had authority to issue $150 million in short-term debt.

On January 7, 1998, the Company issued $85 million in secured medium term notes with maturities of 5 to 8 years and interest rates of 6.00% to 6.19%. The proceeds were primarily used to redeem $50 million in medium term notes, due January 1998 with interest rates of 6.35% and 6.37%, and short-term debt.
During the first quarter of 1998, the Company repaid $53.9 million of short-term debt with internally generated funds and proceeds from the medium term notes issuance.

RESULTS OF OPERATIONS:
---------------------

Electric Revenues

Details of the changes in the various components of electric revenues for the three months ended March 31, 1998, as compared to the same period in 1997 are shown below (dollars in millions):

                                            Three Months
                                              Variance
                                              --------
Non-fuel (Base Rate) Revenues                 $(15.7)
Fuel Revenues                                   (0.2)
Interchange Revenues                            (5.9)
Merchant Revenues                               17.7
                                               -----
 Total                                       $  (4.1)
                                              ======

Electric non-fuel revenues decreased $15.7 million for the three month period primarily due to changes in New Jersey tax law related to sales of electricity, eliminating the gross receipts and franchise tax, and expanding the state sales and use tax to sales of electric power (see Note 2 of the Consolidated Financial Statements of the Company's 1997 Annual Report on Form 10-K for further details). The sales and use tax reduced Base Rate revenues by $10.5 million for the three months ended March 31, 1998 because amounts billed to customers for this tax are recorded as a current liability instead of revenues. This revenue reduction did not affect earnings due to a corresponding $10.5 million decrease in taxes other than income taxes. As previously disclosed in Note 4 of the Consolidated Financial Statements of the Company's 1997 Annual Report on
Form 10-K, Base Rate revenues were also reduced by the merger-related costs savings passed on to the Company's customers effective with the merger. This decrease, offset in part by a rate increase for recovery of expenses associated with post-retirement benefits other than pensions, reduced Base Rate revenues an additional $1.0 million.

Total kilowatt-hour (kWh) sales for the three months were virtually unchanged from the same period of the previous year, due primarily to significantly milder weather for the current period, which offset additional kWh sales attributable to economic growth and other factors.

Merchant revenues, which represent bulk power sales and are not subject to price regulation, increased $17.7 million, reflecting the Company's continued development of this new business opportunity. The margin provided by the wholesale market revenues in excess of the related energy costs is relatively small due to the competitive nature of bulk power sales.

Other Services Revenues
-----------------------

Other services revenue represents the Company's initiative to enter the non-regulated marketplace with a variety of energy related services, including energy management services.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

Electric fuel and purchased energy expenses increased $11.1 million for the three month period, due to the increased energy purchases related to wholesale market sales and increased recognition of energy expenses pursuant to the Company's Levelized Energy Clause.

For the three months ended March 31, 1998, the Company's output for load within its service territory was provided by 28.6% coal generation, 45.8% net purchased power, 1.2% oil and gas generation and 24.4% nuclear generation.

Merger-Related Separation Expenses
----------------------------------

Merger-related employee separation, benefit, relocation and retirement expenses of $51.5 million were recorded in March 1998. See Note 2 of the Consolidated Financial Statements for further details on the merger and merger-related expenses.

Operation and Maintenance Expenses
----------------------------------

Operation and maintenance expenses increased $10.0 million for the three-month period, primarily due to increased operations and maintenance expenses at Salem Station and certain indirect merger-related expenses.

Taxes Other Than Income Taxes
-----------------------------

Taxes other than income taxes decreased $17.2 million for the three month period, due primarily to the changes in the New Jersey tax laws discussed in "Electric Revenues," eliminating the state gross receipts and franchise tax. Earnings were not affected by this decrease due to related changes in electric revenues and income tax expense resulting from the tax law change.

Ratio of Earnings to Fixed Charges
----------------------------------

The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below:


                                       12 Months
                                         Ended                      Year Ended December 31,
                                       March 31,          -----------------------------------------------
                                         1998             1997      1996       1995       1994       1993
                                      ----------          ----      ----       ----       ----       ----
Ratio of Earnings to:
  Fixed Charges (1)                      2.34             2.83      2.58       3.17       3.05       3.37
  Fixed Charges and Preferred
    Stock Dividends (1)                  2.10             2.57      2.14       2.42       2.25       2.46

(1) For the 12 months ended March 31, 1998, excluding the pre-tax $51.5 million charge for employee separation and other merger-related costs, the ratio of earnings to fixed charges is 3.04 and the ratio of earnings to fixed charges and preferred dividends is 2.72.

Under the SEC Method, earnings, including AFUDC, have been computed by adding income taxes and fixed charges to net income. Fixed charges include gross interest expense, the estimated interest component of rentals, and dividends on preferred securities of a subsidiary trust. For the ratio of earnings to fixed charges and preferred stock dividends, preferred stock dividends represent annualized preferred stock dividend requirements multiplied by the ratio that pre-tax income bears to net income.

FORWARD-LOOKING STATEMENTS
--------------------------

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward looking statements to encourage such disclosure without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs, as well as, assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth; federal and state regulatory actions; costs of construction; operating restrictions; increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storing facilities for spent nuclear fuel; and credit market concerns. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Litigation Reform Act.

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

Atlantic County Landfill Clean-up Site
--------------------------------------

As previously reported in the Company's 1997 Annual Report on Form 10-K, the Company has been identified as one of a number of parties allegedly responsible for the placement of certain hazardous substances in a landfill in Atlantic County, New Jersey. Although a remedial action work plan has not been completed to date, the Company now foresees additional future contributions for clean-up of this site to be approximately $850,000. It is not anticipated that any additional future contributions, if any, would be significant.

ITEM 5. OTHER INFORMATION
-------------------------

Salem Nuclear Generating Station
--------------------------------

After receiving authorization from the Nuclear Regulatory Commission, Public Service Electric and Gas returned Salem Unit 1 to service on April 17, 1998. The unit's restart marked the end of a prolonged outage which began in the second quarter of 1995, and resulted in replacement of the unit's steam generators and improvements in operations, maintenance, and safety.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

Exhibits
--------

Exhibit 12-A, Computation of Ratio of Earnings to Fixed Charges

Exhibit 12-B, Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule

Reports On Form 8-K
-------------------

On February 27, 1998 the Company filed an 8-K announcing that the SEC had approved the merger between AEI and DP&L.

On March 3, 1998 the Company filed an 8-K which included Items 6, 7 and 8 of the Company's 1997 Form 10-K.

On March 5, 1998 the Company filed an 8-K which reported the change in control, change in auditors and the effective date of the merger.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Atlantic City Electric Company
                                      ------------------------------
                                                (Registrant)



Date:  May 14, 1998                   /s/ B. S. Graham
       ------------                   -----------------------------------------
                                      B. S. Graham, Senior Vice President
                                      and Chief Financial Officer

                                 EXHIBIT INDEX



                                                          Exhibit      Page
                                                          Number      Number
                                                          -------     ------
Computation of ratio of earnings to fixed charges         12-A            15

Computation of ratio of earnings to fixed charges
 and preferred dividends                                  12-B            16

Financial Data Schedule                                   27              17
