Form 10-Q
period 1998-06-30
ATLANTIC CITY ELECTRIC CO
filed 1998-08-13
CIK 8192

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY   REPORT   PURSUANT   TO   SECTION  13  OR   15(d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998
                                    --------------

OR
--

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number  1-3559


                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
               (Exact name of registrant as specified in its charter)

        New Jersey                                       21-0398280
      ---------------                                   ------------
 (States of incorporation)                            (I.R.S. Employer
                                                     Identification No.)

800 King Street, P.O. Box 231 Wilmington, Delaware           19899
----------------------------------------------------      ------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        302-429-3114
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

                       Yes  X   No
                          -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Conectiv owns all of the 18,320,937 outstanding shares of Common Stock of Atlantic City Electric Company.

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------

                               Table of Contents
                               -----------------


                                                                Page No.
                                                                --------


Part I.    Financial Information:

            Consolidated Statements of Income for the three
            months and six months ended June 30, 1998 and 1997      1

            Consolidated Balance Sheets as of June 30, 1998
            and December 31, 1997                                 2-3

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 1998 and 1997                 4

            Notes to Consolidated Financial Statements            5-7

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  8-12

Part II.   Other Information and Signature                      13-18

                       PART I.    FINANCIAL INFORMATION

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       (Dollars in Thousands, Unaudited)


                                                         Three Months Ended                             Six Months Ended
                                                               June 30                                       June 30
                                                  --------------------------------              ---------------------------------
                                                     1998                  1997                    1998                   1997
                                                  ----------            ----------              ----------             ----------
OPERATING REVENUES
 Electric                                         $  239,113            $  239,647              $  476,541             $  481,140
 Other services                                        2,770                 2,828                   3,290                  4,756
                                                  ----------            ----------              ----------             ----------
                                                     241,883               242,475                 479,831                485,896
                                                  ----------            ----------              ----------             ----------

OPERATING EXPENSES
  Electric fuel and purchased energy                  69,438                57,765                 142,350                119,623
  Purchased electric capacity                         41,046                49,066                  88,973                 97,321
  Employee separation &                               (3,361)                    -                  48,117                      -
   other Merger-related costs
  Operation and maintenance                           49,262                40,377                  95,080                 76,190
  Cost of sales - Other services                         607                 2,927                   4,827                  4,821
  Depreciation                                        29,103                20,737                  52,030                 41,299
  Taxes other than income taxes                        9,760                26,592                  20,250                 54,253
                                                  ----------            ----------              ----------             ----------
                                                     195,855               197,464                 451,627                393,507
                                                  ----------            ----------              ----------             ----------
OPERATING INCOME                                      46,028                45,011                  28,204                 92,389
                                                  ----------            ----------              ----------             ----------
OTHER INCOME
  Allowance for equity funds used
   during construction                                   176                   280                     319                    544
  Other income                                         2,271                 2,040                   3,732                  4,111
                                                  ----------            ----------              ----------             ----------
                                                       2,447                 2,320                   4,051                  4,655
                                                  ----------            ----------              ----------             ----------

INTEREST EXPENSE
  Interest charges                                    15,826                16,669                  31,363                 32,483
  Allowance for borrowed funds used
    during construction and
    capitalized interest                                (313)                 (286)                   (564)                  (548)
                                                  ----------            ----------              ----------             ----------
                                                      15,513                16,383                  30,799                 31,935
                                                  ----------            ----------              ----------             ----------

DIVIDENDS ON PREFERRED SECURITIES
OF A SUBSIDIARY TRUST                                  1,444                 1,444                   2,888                  2,888
                                                  ----------            ----------              ----------             ----------
INCOME / (LOSS) BEFORE INCOME TAXES                   31,518                29,504                  (1,432)                62,221

INCOME TAXES                                          12,204                10,828                      (8)                23,174
                                                  ----------            ----------              ----------             ----------
NET INCOME / (LOSS)                                   19,314                18,676                  (1,424)                39,047

DIVIDENDS ON PREFERRED STOCK                           1,000                 1,410                   2,000                  2,820
                                                  ----------            ----------              ----------             ----------
INCOME(LOSS) APPLICABLE TO COMMON STOCK             $ 18,314              $ 17,266                $ (3,424)              $ 36,227
                                                  ==========            ==========              ==========             ==========


See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                             June 30,     December 31,
                                                               1998          1997
                                                            ----------    -----------
                                                            (Unaudited)
   ASSETS
------------
CURRENT ASSETS
  Cash and cash equivalents                                 $   21,095    $   20,765
  Accounts receivable                                          133,731       126,148
  Inventories, at average cost:
   Fuel (coal and oil)                                          18,822        22,670
   Material and supplies                                        22,649        20,893
   Emission allowances                                           6,489         6,489
  Prepaid state excise & sales tax                              62,207         3,804
  Other prepayments                                              2,298         3,949
  Deferred energy costs                                         14,571        27,424
                                                            ----------    ----------
                                                               281,862       232,142
                                                            ----------    ----------

INVESTMENTS
  Funds held by trustee                                         95,517        88,743
  Other investments                                                112             9
                                                            ----------    ----------
                                                                95,629        88,752
                                                            ----------    ----------

PROPERTY, PLANT, AND EQUIPMENT
  Electric                                                   2,571,330     2,591,825
  Less:  Accumulated depreciation                              969,120       945,921
                                                            ----------    ----------
  Net utility plant in service                               1,602,210     1,645,904
  Construction work-in-progress                                118,647       106,806
  Leased property, net                                          33,375        38,795
  Nonutility property, net                                       8,332         8,517
                                                            ----------    ----------
                                                             1,762,564     1,800,022
                                                            ----------    ----------
DEFERRED CHARGES AND OTHER ASSETS
  Unrecovered other postretirement employee benefit costs       36,227        37,476
  Unamortized debt costs                                        13,438        13,416
  Deferred debt refinancing costs                               28,990        30,002
  Deferred recoverable income taxes                             85,858        85,858
  Unrecovered purchased power costs                             57,277        66,264
  Unrecovered state excise taxes                                40,374        45,154
  Other                                                         27,807        37,669
                                                            ----------    ----------
                                                               289,971       315,839
                                                            ----------    ----------

TOTAL ASSETS                                                $2,430,026    $2,436,755
                                                            ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                             June 30,     December 31,
                                                               1998          1997
                                                            ----------    -----------
                                                            (Unaudited)
 CAPITALIZATION AND LIABILITIES
--------------------------------
CURRENT LIABILITIES
   Short term debt                                        $   84,600      $   55,675
   Long-term debt due within one year                         30,075               -
   Preferred stock due within one year                        10,000               -
   Accounts payable                                           50,208          37,779
   Interest accrued                                           22,664          19,562
   Dividends declared                                         21,555          21,215
   Current capital lease obligation                           15,948          15,653
   Employee separation & Merger-related
    accrued costs                                             16,498               -
   Deferred income taxes, net                                  6,764           9,974
   Other                                                      19,705          46,996
                                                          ----------      ----------
                                                             278,017         206,854
                                                          ----------      ----------

DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes, net                                344,084         352,239
   Deferred investment tax credits                            42,776          44,043
   Long-term capital lease obligation                         17,991          24,077
   Accrued other postretirement employee benefit costs        44,512          37,476
   Other                                                      20,856          21,339
                                                          ----------      ----------
                                                             470,219         479,174
                                                          ----------      ----------

CAPITALIZATION
   Common stock                                               54,963          54,963
   Additional paid-in capital                                492,872         493,161
   Retained earnings                                         190,678         234,909
                                                          ----------      ----------
     Total common stockholder's equity                       738,513         783,033

   Preferred stock subject to mandatory redemption            23,950          33,950
   Preferred stock not subject to mandatory redemption        30,000          30,000
   Company obligated mandatorily redeemable
     preferred securities of subsidiary trust
     holding solely Company debentures                        70,000          70,000
   Long-term debt                                            819,327         833,744
                                                          ----------      ----------
                                                           1,681,790       1,750,727
                                                          ----------      ----------

TOTAL CAPITALIZATION AND LIABILITIES                      $2,430,026      $2,436,755
                                                          ==========      ==========

See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                           ---------------------------
                                                             1998               1997
                                                           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                                         $ (1,424)          $ 39,047
 Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                           52,030             41,300
     Investment tax credit adjustments, net                  (1,267)            (1,267)
     Deferred income taxes, net                             (11,365)              (752)
     Prepaid state sales taxes                              (45,583)                 -
     Prepaid excise taxes                                   (13,406)           (46,865)
     Unrecovered  purchased power costs                       8,987              8,563
     Unrecovered state excise taxes                           4,780              4,780
     Employee separation & Merger-related costs              14,791                  -
     Net change in:
      Accounts receivable                                    (7,583)            (8,888)
      Inventories                                             5,754              2,144
      Accounts payable                                       14,658            (12,290)
      Other current assets & liabilities                     10,807              9,890
     Other, net                                              10,331              8,060
                                                           --------           --------
 Net cash provided by operating activities                   41,510             43,722
                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                       (30,635)           (39,265)
 Nuclear decommissioning trust fund deposits                 (3,212)            (3,212)
 Other, net                                                   2,370               (978)
                                                           --------           --------
 Net cash used by investing activities                      (31,477)           (43,455)
                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends:   Common                                        (40,808)           (40,428)
              Preferred                                      (2,000)            (2,820)
 Issuances:   Long-term debt                                 85,000             15,000
 Redemptions: Long-term debt                                (58,500)              (100)
 Net change in short-term debt                               12,500             35,950
 Other, net                                                  (5,895)            (7,307)
                                                           --------           --------
 Net cash (used) provided by financing activities            (9,703)               295
                                                           --------           --------
 Net change in cash and cash equivalents                        330                562
 Cash and cash equivalents at beginning of period            20,765              7,927
                                                           --------           --------
 Cash and cash equivalents at end of period                $ 21,095           $  8,489
                                                           ========           ========

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

1.  FINANCIAL STATEMENT PRESENTATION
    --------------------------------

The consolidated financial statements include the accounts of Atlantic City Electric Company (the Company) and its wholly-owned subsidiaries. The statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1997 Annual Report on Form 10-K and Part II of this report on Form 10-Q for additional information.

Certain reclassifications, not affecting net income, have been made to conform amounts for the three months ended and the six months ended June 30, 1997 to the current presentation. Primarily, the operating results of nonutility activities were reclassified from "Other Income" into other classifications within the income statement. Revenues from "Other services" includes revenues from these nonutility activities of the Company. Reclassifications have also been made within the balance sheet to conform to current year reporting.

2.  MERGER WITH DELMARVA POWER & LIGHT COMPANY
    ------------------------------------------

As previously reported, on March 1, 1998, Atlantic Energy, Inc. (AEI) merged with Conectiv, with Conectiv as the surviving corporation (the Merger). Prior to the Merger, AEI owned the Company and Atlantic Energy Enterprises (AEE). As a result of the Merger, Conectiv owns (directly or indirectly) the Company, AEE, Delmarva Power & Light Company (DPL), and the nonutility subsidiaries formerly held by DPL.

The Merger was accounted for under the purchased method as a tax-free, stock-for-stock transaction with DPL as the acquirer. Under the terms of the agreement, AEI shareholders received 0.75 shares of Conectiv's common stock and
0.125 shares of Conectiv's Class A common stock for each share of AEI stock held. DPL shareholders received one share of Conectiv's common stock for each share of DPL common stock held.

Under the terms of the New Jersey Board of Public Utilities (BPU) approval of the Merger, approximately 75% or $15.7 million of the Company's total average annual projected merger savings will be returned to the Company's customers for an overall Merger-related customer rate reduction of 1.7%.

The Company has recorded the financial effects of enhanced retirement offers and other employee separation programs utilized to achieve workforce reductions in conjunction with the Merger. The Company expects a reduction of approximately 360 positions, of which about 275 employee separations have occurred. The employee separation programs and other Merger-related costs resulted in a $48.1 million pre-tax charge to expense (or $29.0 million after taxes) for the six-month period ended June 30, 1998. The pre-tax expenses are shown on the Statement of Income as "Employee separation & other Merger-related costs." As of June 30, 1998, $18.1 million of the $48.1 million expense had been paid, $13.5 million will not require the use of operating funds, and $16.5 million remains to be paid from operating funds.

For the three months ended June 30, 1998 revised cost estimates for the employee separation programs resulted a decrease in pre-tax expenses of $3.4 million (or $2.0 million after taxes).

3.  DEBT
    ----

In May 1998, the Company repaid at maturity $6.0 million of 5.5% Medium-Term Notes and $2.5 million of 7.25% Debentures.

In March and May 1998, the Company arranged two separate uncommitted lines of credit in the amount of $25 million and $20 million, respectively. The facilities are renewable annually and bear interest at variable rates.

4.  RATES
    -----

As previously disclosed in Note 4 of the Consolidated Financial Statements of the Company's Annual Report on Form 10-K, the Company's total electric base rate decrease associated with Merger-related cost savings passed on to the Company's customers is $15.7 million effective as follows: (1) $5.0 million effective January 1, 1998 coincident with a $5.0 million increase for recovery of other postretirement benefit costs; (2) $9.9 million effective March 1, 1998, and (3) $0.8 million effective January 1, 1999.

5.      CONTINGENCIES
---     -------------

Environmental Matters
---------------------

The Company is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection. The Company is also a defendant in an action to recover costs at a federal superfund site in Gloucester, New Jersey. There is $1.0 million included in the Company's current liabilities as of June 30, 1998, for remediation activities at these sites. The Company does not expect such future costs to have a material effect on its financial position or results of operations.

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

6.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 which becomes effective in the first quarter of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as assets or liabilities in the balance sheet and be measured at fair value. Under specified conditions, a derivative may be designated as a hedge. The change in the fair value of derivatives not designated as hedge is recognized in earnings. For derivatives designated as hedges of change in the fair value of an asset or liability, or as a hedge of exposure to variable cash flows of a forecasted transaction, earnings are affected to the extent the hedge does not match offsetting changes in the hedged item.

Based on the Company's current limited level of unregulated electric sales and trading, SFAS No. 133 should not have a material effect on the Company's financial statements and related notes. For information concerning the Company's current policy for derivatives and related energy trading activities, refer to Note 15 to the 1997 Financial Statements in the Company's 1997 Annual Report on Form 10-K.

7.    SUPPLEMENTAL CASH FLOW INFORMATION
      ----------------------------------

                                                 Six Months Ended
                                                      June 30,
Cash paid for:                                      1998     1997
                                                 -------  -------
(dollars in thousands)
Interest, net of amounts capitalized             $28,261  $32,540
Income taxes, net of refunds                     $25,760  $ 3,373

8.     SUBSEQUENT EVENT, PREFERRED STOCK REDEMPTION
       --------------------------------------------

On August 3, 1998, the Company redeemed 100,000 shares of its $8.20 No Par Preferred Stock at $100 per share, or $10.0 million in total (book value).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


EARNINGS SUMMARY
----------------

The Company's operations resulted in net income of $19.3 million for the three months ended June 30, 1998 compared to net income of $18.7 million for the three months ended June 30, 1997. The increase was primarily due to revisions made to estimated employee separation and other Merger-related costs, and reduced interest expense.

For the six months ended June 30, 1998, the Company reported a net loss of $1.4 million for the six months ended June 30, 1998 compared to net income of $39.0 million for the six months ended June 30, 1997. Merger-related charges decreased current-year after-tax earnings by $29.0 million. Excluding the Merger-related charges, the Company earned $27.6 million, an $11.4 million decrease compared to the same period of the previous year. The decrease was primarily due to milder winter weather's adverse effect on electric sales in the first quarter and increased operations and maintenance expenses.

MERGER IMPACT
-------------

As previously reported, on March 1, 1998, Atlantic Energy, Inc. (AEI) merged with Conectiv, with Conectiv as the surviving corporation (the Merger). Prior to the Merger, AEI owned the Company and Atlantic Energy Enterprises (AEE). As a result of the Merger, Conectiv owns (directly or indirectly) the Company, AEE, Delmarva Power & Light Company (DPL), and the nonutility subsidiaries formerly held by DPL.

Under the terms of the New Jersey Board of Public Utilities (BPU) approval of the Merger, approximately 75%, or $15.7 million, of the Company's total average annual projected Merger savings will be returned to the Company's customers for an overall Merger-related customer rate reduction of 1.7%.

The Company has recorded the financial effects of enhanced retirement offers and other employee separation programs utilized to achieve workforce reductions in conjunction with the Merger. The Company expects a reduction of approximately 360 positions, of which about 275 employee separations have actually occurred. The employee separation programs and other Merger-related costs resulted in a $48.1 million pre-tax charge to expense (or $29.0 million after taxes) for the six-month period ended June 30, 1998. The pre-tax expenses are shown on the Statement of Income as "Employee separation & other Merger-related costs." As of June 30, 1998, $18.1 million of the $48.1 million expense had been paid, $13.5 million will not require the use of operating funds, and $16.5 million remains to be paid from operating funds.

For the three months ended June 30, 1998, revised cost estimates for the employee separation programs resulted a decrease in pre-tax expenses of $3.4 million (or $2.0 million after taxes).

Electric Utility Industry Restructuring and Stranded Costs
----------------------------------------------------------

For background information concerning restructuring the electric utility industry in New Jersey refer to page 3 of the Company's 1997 Report on Form 10-
K.  Updates to previously disclosed information are shown below:

 * Restructuring hearings began on April 27, 1998 and were completed May 28, 1998. It is unknown when the BPU is expected to rule on the proceedings. However, a decision is expected sometime after the introduction of enabling legislation. Implementation of a restructuring plan had been planned for October 1998, but is now more likely to occur in early- to mid-1999.

 * With respect to information previously filed by the Company concerning stranded costs and unbundled rates, the Office of Administrative Law (OAL) is expected to render a decision by mid-August 1998. The OAL's decision will then be sent to the BPU for review.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $41.5 million for the six months ended June 30, 1998 compared to $43.7 million for the six months ended June 30, 1997.

On an interim basis, the Company finances construction costs and other capital requirements in excess of internally generated funds through the issuance of unsecured short term debt, consisting of commercial paper and notes from banks. As of June 30, 1998, the Company had authority to issue $150 million in short term debt and had $84.6 million outstanding, $25.0 million in short term debt and $59.6 in commercial paper.

In May 1998, the Company repaid at maturity $6.0 million of 5.5% Medium-Term Notes and $2.5 million of 7.25% Debentures.

In March and May 1998, the Company arranged two separate uncommitted lines of credit in the amount of $25 million and $20 million, respectively. The facilities are renewable annually and bear interest at variable rates.

On August 3, 1998, the Company redeemed 100,000 shares of its $8.20 No Par Preferred Stock at $100 per share, or $10.0 million in total (book value).

RESULTS OF OPERATIONS
---------------------

Electric Revenues

Details of the changes in the various components of electric revenues for the three-month period and the six-month period ended June 30, 1998, as compared to the same periods in 1997 are shown below (dollars in millions):


                                       Three Months   Six Months
                                         Variance      Variance
                                       -------------  -----------
Non-fuel (Base Rate) Revenues
  Change in New Jersey tax law               $(12.6)      $(23.2)
  Merger-related base rate decrease            (2.5)        (3.3)
  All other variances                           2.2         (2.1)
                                             ------       ------
     Subtotal                                 (12.9)       (28.6)
Fuel Revenues                                   6.6          6.4
Interchange Revenues                           15.5          9.6
Merchant Revenues                              (9.7)         8.0
                                             ------       ------
    Total                                    $ (0.5)      $ (4.6)
                                             ======       ======

Electric non-fuel revenues decreased $12.9 million for the three-month period and $28.6 million for the six-month period, respectively, as shown in the proceeding table. Although changes in the New Jersey tax law related to sales of electricity caused electric revenues to decrease as shown above, this revenue reduction did not affect earnings due to corresponding reductions in taxes other than income taxes. The sales and use taxes billed to customers in 1998 are recorded as a current liability, whereas in 1997, certain other state taxes (which were replaced in part by the sales and use taxes) were recorded as revenues. The Merger-related base rate decrease shown above results from sharing with utility customers the expected Merger-related cost savings, as discussed in Note 4 to the Consolidated Financial Statements. "All other variances" in electric non-fuel revenues reflect growth in the number of customers in both periods, which in the six-month period, was more than offset by the adverse effect of mild winter weather on sales and revenues.

Total retail kilowatt-hour (kWh) sales increased 2.8% and 1.3% for the three- and six-month periods, respectively, primarily due to customer and economic growth. Despite the increase in kWh sold during the six-month period, non-fuel revenues decreased due to lower winter-heating season sales when average rates are higher.

Interchange delivery revenues for the three-months increased $15.5 million and for the six-months increased $9.6 million from the same periods of the prior year due to additional revenues from ancillary transmission and distribution services. The six-month period increase was offset in-part by reduced sales in the first quarter to the Pennsylvania-New Jersey-Maryland Interconnection (PJM). Interchange sales reduce the rates charged to customers under fuel adjustment clauses and, thus, generally do not affect earnings.

Merchant revenues, which represent bulk power sales and are not subject to price regulation, decreased $9.7 million for the three-months ended June 30, 1998, due to a decision to sell bulk power only through DPL after the Merger date to take advantage of the merger synergies. Merchant revenues for the six months ended June 30, 1998 increased $8.0 million, reflecting higher merchant sales prior to the Merger. The margin provided by the wholesale market revenues in excess of the related energy costs is relatively small due to the competitive nature of bulk power sales.

Other Services Revenues
-----------------------

Other services revenue represents the Company's initiative to enter the non-regulated marketplace with a variety of energy related services, including energy management services.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

Electric fuel and purchased energy expenses increased $3.7 million for the three-month period and $14.4 million for the six-month period ended June 30, 1998, due to the increased energy purchases related to wholesale market sales and increased recognition of energy expenses pursuant to the Company's Levelized Energy Clause.

Merger-Related Separation Expenses
----------------------------------

Estimated employee separation programs and other Merger-related costs of $51.5 million were recorded in March 1998 and were subsequently revised to $48.1 million in June 1998. See Note 2 of the Consolidated Financial Statements for further details on the Merger and Merger-related expenses.

Operation and Maintenance Expenses
----------------------------------

Operation and maintenance expenses increased $8.9 million for the three-month period and $18.9 million for the six-month period ended June 30, 1998, primarily due to increased contracted services expenses and other indirect Merger-related expenses.

Taxes Other Than Income Taxes
-----------------------------

Taxes other than income taxes decreased $16.8 million for the three-month period and $34.0 million for the six-month period ended June 30, 1998, due primarily to the changes in the New Jersey tax laws, eliminating the state gross receipts and franchise tax. Earnings generally were not affected by this decrease due to related reductions in electric revenues resulting from the tax law change.

Year 2000
---------

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A Conectiv project team, originally started in 1996 by the Company, is assisting line management in addressing the issue of computer programs and embedded systems not properly recognizing the Year 2000. A Conectiv corporate officer, reporting directly to the chief executive officer, is coordinating all Year 2000 activities at the Company. The Company faces substantial challenges in identifying and correcting the many computer and embedded systems critical to generating and delivering power and providing other services to its customers.

The project team is using a phased approach to managing its activities. The first phase is identification, inventory and assessment of all systems, equipment, and processes. Each identified item is given a criticality rating of high, medium or low. The second phase is determining and implementing corrective action for the systems, equipment and processes rated as high or medium and thus believed to put the Company's business operations and customers at substantial risk. The third phase is testing. The project team has completed corrective action on most of the information technology systems used in managing the Company's businesses and has tested approximately half of the systems in this area. Assessment of, and modifications to, other impacted systems, equipment and processes in the power generation, power distribution and energy services business units are in the early stages and are expected to continue through 1998 and 1999, with testing of critical items expected to be done as modifications are completed. The Company will be updating established outage contingency plans to address Year 2000 issues over the next twelve months.

The Company is also contacting critical vendors and service providers to review remediation of their Year 2000 issues. Many aspects of the Company's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow the Company to generate power.

Conectiv has incurred approximately $3 million in costs for Year 2000 activities and currently expects its costs for the Year 2000 activities to range from $10 million to $15 million. These estimates could change significantly as Year 2000 activities progresses.

Since the project team is still in the process of assessing and correcting impacted systems, equipment and processes, the Company cannot currently determine whether the Year 2000 issue might cause disruptions to its operations and have impacts on related costs and revenues. The Company will be assessing the status of Year 2000 activities on at least a monthly basis to determine the likelihood of substantial business disruptions. Any substantial disruption to operations could significantly impact its customers and could generate legal claims against the Company. The Company's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

Ratio of Earnings to Fixed Charges
----------------------------------

The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below:


                               12 Months
                                 Ended               Year Ended December 31,
                                June 30,       ---------------------------------
                                  1998          1997    1996     1995      1994
                               ---------       ------  ------   ------    ------
Ratio of Earnings to:
  Fixed Charges (1)                2.00         2.84    2.59     3.19      3.07
  Fixed Charges and Preferred
    Stock Dividends (1)            1.84         2.58    2.16     2.43      2.26

(1) For the 12 months ended June 30, 1998, excluding the pre-tax $48.1 million charge for employee separation and other Merger-related costs, the ratio of earnings to fixed charges is 2.66 and the ratio of earnings to fixed charges and preferred dividends is 2.49.

Under the SEC Method, earnings, including allowance for funds used during construction (AFUDC), have been computed by adding income taxes and fixed charges to net income. Fixed charges include gross interest expense, the estimated interest component of rentals, and dividends on preferred securities of a subsidiary trust. For the ratio of earnings to fixed charges and preferred stock dividends, preferred stock dividends represent annualized preferred stock dividend requirements multiplied by the ratio that pre-tax income bears to net income.

Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act ) provides a "safe harbor" for forward looking statements to encourage such disclosure without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs, as well as, assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth; federal and state regulatory actions; costs of construction; operating restrictions; increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Litigation Reform Act.

                           Part II. OTHER INFORMATION
                           --------------------------


Item 5. Other Information
-------------------------

ACE Levelized Energy Clause Rates
---------------------------------

As previously reported on page 54 of the Company's 1997 report on Form 10-K, in February 1997, ACE filed a petition with the BPU requesting an increase in 1997-1998 Levelized Energy Clause (LEC) revenues of $20.0 million. The requested increase reflected recovery of previously deferred costs, including Salem replacement power costs. The BPU had ruled in December 1996 that the Salem replacement power costs incurred through the agreed upon unit restart dates were recoverable through LEC rates. In June 1998, a $14.1 million rate increase was approved by the BPU effective for service rendered on or after June 8, 1998. In July 1998, the New Jersey Ratepayer Advocate appealed the BPU's decision to the Superior Court of New Jersey. The Company has filed a cross-appeal. The Company cannot predict the outcome of this matter.

As previously reported on page 7 of the Company's 1997 report on Form 10-K, the Rate Intervention Steering Committee (RISC) appealed to the Superior Court of New Jersey the BPU's decision which provided for the Company's recovery (through LEC rates) of the cost of power purchased from non-utility generators (NUG). In May 1998, the Superior Court of New Jersey rejected RISC's appeal and upheld the BPU's decision providing for LEC recovery of NUG purchased power costs. In May 1998, RISC appealed the Superior Court's decision to the Supreme Court of New Jersey which denied RISC's final appeal in July 1998.

Salem Nuclear Generating Station
--------------------------------

On July 28, 1998, the Nuclear Regulatory Commission (NRC) announced that Salem Nuclear Generating Station has been removed from the NRC's watch list.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

Exhibits
--------

Exhibit 12-A, Computation of Ratio of Earnings to Fixed Charges

Exhibit 12-B, Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule

Reports On Form 8-K
-------------------

No reports on Form 8-K were filed in the second quarter of 1998.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Atlantic City Electric Company
                                ------------------------------
                                  (Registrant)



Date:  August 13, 1998         /s/ B. S. Graham
       ---------------         ----------------
                               B. S. Graham, Senior Vice President
                               and Chief Financial Officer - Conectiv

                                 EXHIBIT INDEX





                                                     Exhibit   Page
                                                     Number   Number
                                                     -------  ------

Computation of ratio of earnings to fixed charges    12-A       16

Computation of ratio of earnings to fixed charges
 and preferred dividends                             12-B       17

Financial Data Schedule                              27         18