Form 10-Q
period 1998-09-30
ATLANTIC CITY ELECTRIC CO
filed 1998-11-12
CIK 8192

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
     For the quarterly period ended September 30, 1998
                                    ------------------

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

                               Table of Contents
                               -----------------


                                                                        Page No.
                                                                        --------


Part I.   Financial Information:

            Consolidated Statements of Income for the three
            months and nine months ended September 30, 1998 and 1997           1

            Consolidated Balance Sheets as of September 30, 1998
            and December 31, 1997                                            2-3

            Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1998 and 1997                      4

            Notes to Consolidated Financial Statements                       5-8

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9-13

Part II.  Other Information and Signature                                  14-19

                       PART I.    FINANCIAL INFORMATION

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       (DOLLARS IN THOUSANDS, UNAUDITED)


                                                                  Three Months Ended                     Nine Months Ended
                                                                      September 30                           September 30
                                                               -----------------------------        -----------------------------
                                                                    1998           1997                 1998             1997
                                                               ------------     ------------        ------------     ------------
OPERATING REVENUES
   Electric                                                    $    332,529     $    334,136        $    809,071     $    815,277
   Other services                                                    (1,126)           4,026               2,164            8,782
                                                               ------------     ------------        ------------     ------------
                                                                    331,403          338,162             811,235          824,059
                                                               ------------     ------------        ------------     ------------

OPERATING EXPENSES
   Electric fuel and purchased energy                                99,824           94,781             242,174          214,404
   Purchased electric capacity                                       44,964           48,657             129,583          137,666
   Employee separation and other merger-related costs                 1,014                -              49,132                -
   Operation and maintenance                                         56,842           46,685             152,840          125,145
   Cost of sales - Other services                                       401            2,625               5,228            7,446
   Depreciation                                                      28,081           25,189              84,464           74,800
   Taxes other than income taxes                                     12,516           30,645              31,848           82,629
                                                               ------------     ------------        ------------     ------------
                                                                    243,642          248,582             695,269          642,090
                                                               ------------     ------------        ------------     ------------
OPERATING INCOME                                                     87,761           89,580             115,966          181,969
                                                               ------------     ------------        ------------     ------------

OTHER INCOME
   Allowance for equity funds used
     during construction                                                110              182                 429              726
   Other income                                                       2,176              787               5,908            3,663
                                                               ------------     ------------        ------------     ------------
                                                                      2,286              969               6,337            4,389
                                                               ------------     ------------        ------------     ------------

INTEREST EXPENSE
   Interest charges                                                  16,091           16,340              47,455           48,823
   Allowance for borrowed Funds used during
     construction and capitalized interest                             (221)            (230)               (784)            (777)
                                                               ------------     ------------        ------------     ------------
                                                                     15,870           16,110              46,671           48,046
                                                               ------------     ------------        ------------     ------------

DIVIDENDS ON PREFERRED SECURITIES
   OF A SUBSIDIARY TRUST                                              1,444            1,444               4,332            4,332
                                                               ------------     ------------        ------------     ------------

INCOME BEFORE INCOME TAXES                                           72,733           72,995              71,300          133,980

INCOME TAXES                                                         31,183           25,454              31,174           47,392
                                                               ------------     ------------        ------------     ------------

NET INCOME                                                           41,550           47,541              40,126           86,588

DIVIDENDS ON PREFERRED STOCK                                            863            1,000               2,863            3,820
                                                               ------------     ------------        ------------     ------------

                                                               ------------     ------------        ------------     ------------
INCOME APPLICABLE TO COMMON STOCK                              $     40,687     $     46,541        $     37,263     $     82,768
                                                               ============     ============        ============     ============


See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                             September 30,     December 31,
                                                                 1998             1997
                                                             -------------    -------------
                                                             (Unaudited)
    ASSETS
    ------

CURRENT ASSETS
  Cash and cash equivalents                                     $   23,014       $   20,765
  Accounts receivable                                              148,098          126,148
  Inventories, at average cost:
   Fuel (coal and oil)                                              16,256           22,670
   Material and supplies                                            20,989           20,893
   Emission allowances                                               6,489            6,489
  Prepaid state excise & sales tax                                  51,989            3,804
  Other prepayments                                                  4,435            3,949
  Deferred income taxes, net                                         3,074                -
  Deferred energy costs                                                  -           27,424
                                                                ----------       ----------
                                                                   274,344          232,142
                                                                ----------       ----------

INVESTMENTS
  Funds held by trustee                                            100,794           88,743
  Other investments                                                    112                9
                                                                ----------       ----------
                                                                   100,906           88,752
                                                                ----------       ----------

PROPERTY, PLANT, AND EQUIPMENT
  Electric                                                       2,611,921        2,591,825
  Less:  Accumulated depreciation                                  989,217          945,921
                                                                ----------       ----------
  Net utility plant in service                                   1,622,704        1,645,904
  Construction work-in-progress                                     87,624          106,806
  Leased property, net                                              35,469           38,795
  Nonutility property, net                                           8,270            8,517
                                                                ----------       ----------
                                                                 1,754,067        1,800,022
                                                                ----------       ----------
DEFERRED CHARGES AND OTHER ASSETS
  Unrecovered other postretirement employee benefit costs           35,602           37,476
  Unamortized debt costs                                            13,238           13,416
  Deferred debt refinancing costs                                   28,516           30,002
  Deferred recoverable income taxes                                 85,858           85,858
  Unrecovered purchased power costs                                 52,777           66,264
  Unrecovered state excise taxes                                    37,984           45,154
  Other                                                             31,097           37,669
                                                                ----------       ----------
                                                                   285,072          315,839
                                                                ----------       ----------

TOTAL ASSETS                                                    $2,414,389       $2,436,755
                                                                ==========       ==========


See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                               September 30,    December 31,
                                                                    1998           1997
                                                               -------------    -----------
                                                                (Unaudited)

     CAPITALIZATION AND LIABILITIES
     -------------------------------
CURRENT LIABILITIES
     Short term debt                                           $   17,300    $   55,675
     Long-term debt due within one year                            30,075             -
     Accounts payable                                              42,245        37,779
     Interest accrued                                              22,860        19,562
     Dividends declared                                            22,354        21,215
     Taxes accrued                                                 42,770         5,922
     Current capital lease obligation                              15,819        15,653
     Employee separation & Merger-related
       accrued costs                                               12,650             -
     Deferred energy costs                                          3,740             -
     Deferred income taxes, net                                         -         9,974
     Pension Costs Accrued                                          9,254             -
     Other                                                         22,520        41,074
                                                               ----------    ----------
                                                                  241,587       206,854
                                                               ----------   -----------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes, net                                   343,069       352,239
     Deferred investment tax credits                               42,142        44,043
     Long-term capital lease obligation                            19,989        24,077
     Accrued other postretirement employee benefit costs           44,019        37,476
     Other                                                         21,581        21,339
                                                               ----------    ----------
                                                                  470,800       479,174
                                                               ----------    ----------

CAPITALIZATION
     Common stock                                                  54,963        54,963
     Additional paid-in capital                                   492,872       493,161
     Retained earnings                                            211,028       234,909
                                                               ----------    ----------
       Total common stockholder's equity                          758,863       783,033

     Preferred stock subject to mandatory redemption               23,950        33,950
     Preferred stock not subject to mandatory redemption           30,000        30,000
     Company obligated mandatorily redeemable
          preferred securities of subsidiary trust
              holding solely Company debentures                    70,000        70,000
     Long-term debt                                               819,189       833,744
                                                               ----------    ----------
                                                                1,702,002     1,750,727
                                                               ----------    ----------

TOTAL CAPITALIZATION AND LIABILITIES                           $2,414,389    $2,436,755
                                                               ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                           Nine Months Ended
                                                             September 30,
                                                        ------------------------
                                                           1998         1997
                                                        ----------  ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                        $ 40,126     $ 86,588
       Adjustments to reconcile net income to
         net cash provided by operating activities:
       Depreciation  and amortization                      89,172       82,056
       Investment tax credit adjustments, net              (1,901)      (1,901)
       Deferred income taxes, net                         (22,218)      (3,313)
       Deferred energy                                     31,164        4,308
       Prepaid state sales taxes                          (45,646)           -
       Prepaid excise taxes                                (3,963)     (19,380)
       Unrecovered state excise taxes                       7,170        7,170
       Employee separation & Merger-related costs
         not requiring operating funds                     16,148            -
       Net change in:
          Accounts receivable                             (21,950)     (18,366)
          Inventories                                       9,872        5,171
          Accounts payable                                  6,695      (13,687)
          Taxes payable                                    36,848       38,489
          Other current assets & liabilities               11,793       (9,795)
       Other, net                                           9,032        7,687
                                                        ---------   ----------
       Net cash provided by operating activities          162,342      165,027
                                                        ---------   ----------

  CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                               (49,980)     (58,774)
       Nuclear decommissioning trust fund deposits         (3,212)      (4,818)
       Other, net                                            (428)      (1,448)
                                                        ---------   ----------
       Net cash used by investing activities              (53,620)     (65,040)
                                                        ---------   ----------

  CASH FLOW FROM FINANCING ACTIVITIES
       Dividends:      Common                             (61,146)     (60,642)
                       Preferred                           (2,863)      (3,820)
       Issuances:      Long-term debt                      85,000       37,600
       Redemptions.    Long-term debt                     (58,500)     (23,334)
                       Preferred stock                    (10,000)     (20,000)
       Net change in short-term debt                      (54,800)     (19,050)
       Other, net                                          (4,164)      (9,970)
                                                        ---------   ----------
       Net cash used by financing activities             (106,473)     (99,216)
                                                        ---------   ----------
       Net change in cash and cash equivalents              2,249          771
       Cash and cash equivalents at beginning of period    20,765        7,927
                                                        ---------   ----------
       Cash and cash equivalents at end of period        $ 23,014     $  8,698
                                                        =========   ==========

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)


1.  FINANCIAL STATEMENT PRESENTATION
    --------------------------------

The consolidated financial statements include the accounts of Atlantic City Electric Company (the Company) and its wholly owned subsidiaries. The statements reflect all adjustments necessary in the opinion of the Company for a fair presentation of interim results. They should be read in conjunction with the Company's 1997 Annual Report on Form 10-K and Part II of this report on Form 10-Q for additional information.

Certain reclassifications, not affecting net income, have been made to conform amounts for the three months ended and the nine months ended September 30, 1997, to the current presentation. Primarily, the operating results of nonutility activities were reclassified from "Other Income" into other classifications within the income statement. Revenues from "Other services" includes revenues from these nonutility activities of the Company. Reclassifications have also been made within the balance sheet to conform to current year reporting.

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

The Merger was accounted for under the purchase method as a tax-free, stock-for-stock transaction, with DPL as the acquirer. Under the terms of the agreement, AEI shareholders received 0.75 shares of Conectiv's common stock and 0.125 shares of Conectiv's Class A common stock for each share of AEI stock held. DPL shareholders received one share of Conectiv's common stock for each share of DPL common stock held.

Under the terms of the New Jersey Board of Public Utilities (BPU) approval of the Merger, approximately 75% or $15.7 million of the Company's total average annual projected merger savings will be returned to the Company's customers for an overall Merger-related customer rate reduction of 1.7%.

The Company has recorded the financial effects of enhanced retirement offers and other employee separation programs utilized to achieve workforce reductions in conjunction with the Merger. The Company expects a reduction of 354 positions, of which 307 employee separations have occurred. The employee separation programs and other Merger-related costs resulted in a $49.1 million pre-tax charge to expense (or $29.6 million after taxes) for the nine-month period ended September 30, 1998. The pre-tax expenses are shown on the Statement of Income as "Employee separation and other merger-related costs." As of September 30, 1998, $20.3 million of the $49.1 million expense had been paid, $16.1 million will not require the use of operating funds, and $12.7 million remains to be paid from operating funds.

3.   DEBT
     ----

In January 1998, the Company issued $85 million of medium-term notes and used $50 million of the proceeds to redeem medium-term notes, which matured in January 1998.

In May 1998, the Company repaid at maturity $6.0 million of 5.5% Medium-Term Notes and $2.5 million of 7.25% Debentures.

In March and May 1998, the Company arranged two separate uncommitted lines of credit in the amount of $25 million and $20 million, respectively. The facilities are renewable annually and bear interest at variable rates.

4.   PREFERRED STOCK OF SUBSIDIARIES
     -------------------------------

On August 3, 1998, the Company redeemed the remaining 100,000 shares of its $8.20 No Par Preferred Stock (Subject to Mandatory Redemption) at $100 per share or $10.0 million in total (the book value of the preferred stock).

In October 1998, the Company purchased and retired 237,232 shares, or $23,723,200, of various series mandatorily redeemable preferred stock, which had an average dividend rate of 4.4%.

A wholly owned subsidiary trust (Atlantic Capital II) was established in September 1998 as a financing subsidiary of the Company for the purposes of issuing common and preferred trust securities and holding 7 3/8% Junior Subordinated Debentures (the Debentures). The Debentures held by the trust are its only assets. The trust uses interest payments received on the Debentures it holds to make cash distributions on the trust securities.

The combination of the obligations of the Company pursuant to the Debentures and the Company's guarantee of distributions with respect to trust securities, to the extent the trust has funds available therefor, constitute a full and unconditional guarantee by the Company of the obligations of the trust under the trust securities that the trust has issued. The Company is the owner of all of the common securities of the trust, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trust.

In November 1998, the trust issued $25 million in aggregate liquidation amount of 7 3/8% Cumulative Trust Preferred Capital Securities (representing 1,000,000 preferred securities at $25 per security). At the same time, $25.8 million in aggregate principal amount of 7 3/8% Junior Subordinated Debentures, Series I, due 2028 were issued to the trust. For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures are subject to redemption, in whole or in part at the option of the Company, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

5.  RATES
    -----

As previously disclosed in Note 4 of the Consolidated Financial Statements of the Company's Annual Report on Form 10-K, the Company's total electric base rate decrease associated with Merger-related cost savings passed on to the Company's customers is $15.7 million effective as follows: (1) $5.0 million effective January 1, 1998, coincident with a $5.0 million increase for recovery of other postretirement benefit costs; (2) $9.9 million effective March 1, 1998, and (3) $0.8 million effective January 1, 1999.

As previously reported and as discussed below, the Company has quantified stranded costs in regulatory filings. The amount of stranded costs ultimately recovered from utility customers and the final form of legislation deregulating the electric utility industry in New Jersey cannot be predicted. Also, the quantification of stranded costs under existing generally accepted accounting principles (GAAP) can differ from methods used in regulatory filings. Among other differences, GAAP precludes recognition of the gains on plants (or purchased power contracts) not impaired, but requires write down of the plants that are impaired. Due to the aforementioned considerations, management currently cannot predict the ultimate effects that electric utility industry deregulation may have on the financial statements of the Company, although such effects could be material. However, any stranded costs recovered from transmission and distribution customers through a market transition charge are expected to reduce the potential one-time charge for the write-down of assets or reserve for uneconomic purchased power contracts.

On August 19, 1998, an Administrative Law Judge (the ALJ) from the New Jersey Office of Administrative Law issued an initial decision on the Company's stranded costs and unbundled rate filing. The ALJ, in reviewing the Company's filing, recognized that the Company's stranded costs were $812 million for nonutility generation contracts and $397 million for generation assets. The ALJ made no specific recommendations on rate issues. A final BPU decision is expected the in first quarter of 1999 if the necessary legislation is approved by the New Jersey legislature and signed by the Governor in the fourth quarter of 1998.

The "Electric Discount and Energy Competition Act" was introduced into the New Jersey Assembly as Bill A-10 (the Bill) on September 14, 1998. Among other things, the Bill would require the BPU to provide for retail choice of electric power suppliers; deregulation of electric power rates and other competitive services, such as metering and billing; separation of competitive and regulated services; unbundling of rates for electric power service; and licensing of electric and gas suppliers. The Bill provides June 1, 1999 as the starting date for each utility to provide retail choice of electric power suppliers to its customers. Full implementation of retail choice is expected within 4 months of the start date of retail competition. A companion Senate Bill (Bill S-
5) was introduced shortly after the Assembly Bill and contained identical provisions.

In connection with the deregulation of electric power rates, the Bill would authorize the BPU to permit electric public utilities to recover a portion of their stranded costs through a non-bypassable market transition charge for a fixed number of years. In addition, the Bill would allow for the issuance of transition bonds to finance portions of a given utility's stranded costs, as determined to be appropriate by the BPU.

The Senate and Assembly are currently holding legislative committee hearings on the Bills. These hearings will allow the Company and others the opportunity to voice their support or opposition and to suggest amendments to the Bills. Full legislative action is expected by year-end 1998, after the completion of the hearings.

The Bill contains provisions which mandate reductions in rates by a minimum of five to ten percent relative to the aggregate level of bundled rates in effect as of April 30, 1997. Under certain circumstances, the minimum rate reductions may be implemented according to specified time frames. Rate reductions in addition to the minimums prescribed may be ordered by the BPU, if it determines that such reductions are necessary in order to achieve just and reasonable rates. The Company's management believes that any rate reductions, including the minimums required by the proposed legislation, should give consideration to a utility's financial integrity and result in just and reasonable rates.

If enacted in its present form, rate reductions, as mandated in the Bill, could have a material effect upon the results of operations of the Company.

As previously reported, the Energy Tax Reform Act (ETR) was signed into law in July 1997. This act, when fully implemented, will reduce the Company's effective state tax rate from 13% to approximately 7%, with the savings to be passed on to ratepayers. On January 1, 1998, interim rates were implemented reflecting the ETR changes. Those interim rates were approved by the BPU in June 1998. See Note 8 for additional information.

6.  CONTINGENCIES
    -------------

Environmental Matters
---------------------

The Company is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection. The Company is also a defendant in an action to recover costs at a federal superfund site in Gloucester, New Jersey. There is $1.0 million included in the Company's current liabilities as of September 30, 1998, for remediation activities at these sites. The Company does not expect such future costs to have a material effect on its financial position or results of operations.

Insurance Programs
------------------

Nuclear
-------
In conjunction with the Company's ownership interests in the Peach Bottom Atomic Power Station (Peach Bottom), Salem Nuclear Generating Station (Salem), and the Hope Creek Nuclear Generating Station (Hope Creek), the Company could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), the Company could be assessed up to $27.6 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

The co-owners of Peach Bottom, Salem, and Hope Creek maintain property insurance coverage of approximately $2.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. In addition, the Company is a member of an industry mutual insurance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Under these coverages, the Company is subject to potential retrospective loss experience assessments of up to $4.4 million.

7.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, which becomes effective in the first quarter of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as assets or liabilities in the balance sheet and be measured at fair value. Under specified conditions, a derivative may be designated as a hedge. The change in the fair value of derivatives not designated as hedge is recognized in earnings. For derivatives designated as hedges of change in the fair value of an asset or liability, or as a hedge of exposure to variable cash flows of a forecasted transaction, earnings are affected to the extent the hedge does not match offsetting changes in the hedged item.

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

8.   TAXES
     -----

As previously reported, effective January 1, 1998 the New Jersey Gross Receipts and Franchise Tax (GRFT), which resulted in an effective tax rate of approximately 13% on unit sales of electricity, was eliminated. Replacing the GRFT is a combination of State Corporate Business Tax, Sales and Use Tax, which was expanded to include sales of electric power, and a Transitional Energy Facility Assessment (TEFA). The TEFA will be phased out over a five-year period. As a result of this tax reform, the Company's effective state tax rate will be substantially reduced. Those savings will be passed on to the ratepayers. For the effect on rates charged to customers as a result of this tax reform, refer to Note 5 to the Consolidated Financial Statements. The effective income tax rate of the Company has changed as shown below:

                                                      Quarter Ended                Nine Months  Ended
                                                      September 30,                    September 30,
                                                  1998            1997              1998         1997
                                                  ----            ----              ----         ----
Federal tax provision at statutory rate           35.0%           35.0%             35.0%        35.0%
New Jersey Corporate Business Tax,
 Net of Federal Benefit.                           5.9%             --               5.9%          --
Other - net                                        2.0%           (0.1)%             2.8%         0.4%
                                                  -----          ------             -----        -----
  Effective Income Tax Rate                       42.9%           34.9%             43.7%        35.4%
                                                  =====          ======             =====        =====

9.    SUPPLEMENTAL CASH FLOW INFORMATION


                                                 Nine Months Ended
                                                    September 30,
Cash paid for:                                    1998       1997
                                                  ----       ----
(dollars in thousands)
Interest, net of amounts capitalized           $ 44,157   $ 52,592
Income taxes, net of refunds                   $ 25,393   $ 11,344


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

EARNINGS SUMMARY
----------------

The Company's operations resulted in net income of $41.6 million for the three months ended September 30, 1998, compared to net income of $47.5 million for the three months ended September 30, 1997. The $5.9 million decrease was primarily due to higher operations and maintenance expense, partly offset by higher electric sales caused by hotter summer weather.

For the nine months ended September 30, 1998, the Company reported net income of $40.1 million compared to net income of $86.6 million for the nine months ended September 30, 1997. Merger-related charges decreased current-year after-tax earnings by $29.6 million. Excluding the Merger-related charges, the Company earned $69.7 million, a $16.9 million decrease from last year, which was attributed to higher operations and maintenance expenses.

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

The Company has recorded the financial effects of enhanced retirement offers and other employee separation programs utilized to achieve workforce reductions in conjunction with the Merger. The Company expects a reduction of 354 positions, of which 307 employee separations have occurred. The employee separation programs and other Merger-related costs resulted in a $49.1 million pre-tax charge to expense (or $29.6 million after taxes) for the nine-month period ended September 30, 1998. The pre-tax expenses are shown on the Statement of Income as "Employee separation and other merger-related costs." As of September 30, 1998, $20.3 million of the $49.1 million expense had been paid, $16.1 million will not require the use of operating funds, and $12.7 million remains to be paid from operating funds.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING AND STRANDED COSTS
----------------------------------------------------------

For background information concerning restructuring the electric utility industry in New Jersey refer to page 3 of the Company's 1997 Report on Form 10-
K.  Updates to previously disclosed information are detailed below.

As previously reported and as discussed below, the Company has quantified stranded costs in regulatory filings. The amount of stranded costs ultimately recovered from utility customers and the final form of legislation deregulating the electric utility industry in New Jersey cannot be predicted. Also, the quantification of stranded costs under existing generally accepted accounting principles (GAAP) can differ from methods used in regulatory filings. Among other differences, GAAP precludes recognition of the gains on plants (or purchased power contracts) not impaired, but requires write down of the plants that are impaired. Due to the aforementioned considerations, management currently cannot predict the ultimate effects that electric utility industry deregulation may have on the financial statements of the Company, although such effects could be material. However, any stranded costs recovered from transmission and distribution customers through a market transition charge are expected to reduce the potential one-time charge for the write-down of assets or reserve for uneconomic purchased power contracts.

On August 19, 1998, an Administrative Law Judge (the ALJ) from the New Jersey Office of Administrative Law issued an initial decision on the Company's stranded costs and unbundled rate filing. The ALJ, in reviewing the Company's filing, recognized that the Company's stranded costs were $812 million for nonutility generation contracts and $397 million for generation. The ALJ made
no specific recommendations on rate issues.   A final

BPU decision is expected the first quarter of 1999 if the necessary legislation is approved by the New Jersey legislature and signed by the Governor in the fourth quarter of 1998.

The "Electric Discount and Energy Competition Act" was introduced into the New Jersey Assembly as Bill A-10 (the "Bill") on September 14, 1998. A companion Senate Bill (Bill S-5) was introduced shortly after the Bill and contained identical provisions. The Bill provides for deregulation of electric power rates and June 1, 1999, as the date for each utility to begin providing retail choice of electric power suppliers to its customers. The Bill also contains provisions which mandate reductions in rates by a minimum of five to ten percent, relative to the aggregate level of bundled rates in effect as of April 30, 1997.

If enacted in its present form, rate reductions, as mandated in the Bill, could have a material effect upon the results of operations of the Company. The Senate and Assembly are currently holding legislative committee hearings on the Bills. These hearings will allow the Company and others the opportunity to voice their support or opposition and to suggest amendments to the Bills. Full legislative action is expected by year-end 1998, after the completion of the hearings. For additional information concerning the Bill, refer to Note 5 to the Consolidated Financial Statements included in this report.

RESULTS OF OPERATIONS
---------------------

Electric Revenues

Details of the changes in the various components of electric revenues for the three-month period and the nine-month period ended September 30, 1998, as compared to the same periods in 1997 are shown below (dollars in millions):


                                          Three Months   Nine Months
                                            Variance       Variance
                                            --------       --------
Non-fuel (Base Rate) Revenues
  Change in New Jersey tax law               $(17.9)       $(41.1)
  Merger-related base rate decrease            (2.5)         (5.8)
  All other variances                          11.7           9.6
                                              -----         -----
      Subtotal                                 (8.7)        (37.3)
Fuel Revenues                                  11.6          18.0
Interchange Revenues                           23.5          33.1
Merchant Revenues                             (28.0)        (20.0)
                                              -----         -----
 Total                                       $ (1.6)       $ (6.2)
                                              =====         =====

Electric non-fuel revenues decreased $8.7 million for the three-month period and $37.3 million for the nine-month period, respectively, as shown in the preceding table. Although changes in the New Jersey tax law related to sales of electricity caused electric revenues to decrease as shown above, this revenue reduction did not affect earnings due to corresponding reductions in taxes other than income taxes. The sales and use taxes billed to customers in 1998 are recorded as a current liability, whereas in 1997, certain other state taxes (which were replaced in part by the sales and use taxes) were recorded as revenues. The Merger-related base rate decrease shown above results from sharing with utility customers the expected Merger-related cost savings, as discussed in Note 5 to the Consolidated Financial Statements. "All other variances" in electric non-fuel revenues reflect growth in retail kilowatt-hour
(kWh) sales and the number of customers in both periods.

Total retail kWh sales increased 8.8% in the third quarter primarily due to hotter summer weather. The weather's effect on year-to-date electric sales variances was minimal because higher sales from hotter summer weather were substantially offset by lower sales from milder winter weather earlier in the year. For the nine-month period, total retail kWh sales increased 4.1% mainly due to favorable economic conditions and continued growth in the number of customers.

Interchange delivery revenues for the three months increased $23.5 million and for the nine months increased $33.1 million from the same periods of the prior year due to additional revenues from ancillary transmission and distribution services. The nine-month period increase was offset in part by reduced sales in the first quarter to the Pennsylvania-New Jersey-Maryland Interconnection (PJM). Interchange sales reduce the rates charged to customers under fuel adjustment clauses and, thus, generally do not affect earnings.

Merchant revenues, which represent bulk power sales not subject to price regulation decreased $28.0 million and $20.0 million for the three- and nine-month periods, respectively. These decreases occurred because, subsequent to the merger, bulk power has been sold through DPL, in order to achieve Merger synergies. The margin provided by the wholesale market revenues in excess of the related energy costs is relatively small due to the competitive nature of bulk power sales.

Other Services Revenues
-----------------------

Other services revenues represent the Company's initiative to enter the non-regulated marketplace with a variety of energy related services, including energy management services. Other services revenues for the three months ended September 30, 1998 reflect a decrease of $2.2 million, due to revisions of estimated revenues previously recognized.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

Electric fuel and purchased energy expenses increased $1.4 million for the three-month period and $19.7 million for the nine-month period ended September 30, 1998, due to the increased energy purchases related to wholesale market sales and increased recognition of energy expenses pursuant to the Company's Levelized Energy Clause.

Merger-Related Employee Separation Expenses
-------------------------------------------

Employee separation programs and other Merger-related costs resulted in a $49.1 million pre-tax charge to expense (or $29.6 million after-taxes) for the nine months ended September 30, 1998. See Note 2 of the Consolidated Financial Statements for further details on the Merger and Merger-related expenses.

Operation and Maintenance Expenses
----------------------------------

Operation and maintenance expenses increased $10.2 million for the three-month period and $27.7 million for the nine-month period ended September 30, 1998. An actuarial valuation of the Company's pension plan liability based on updated assumptions and data resulted in a $5.9 million increase in operations and maintenance expense in the third quarter of 1998. The remaining increase for the three-month period and the nine-month period was due primarily to lower capitalized expenses and increased contracted services.

Taxes Other Than Income Taxes
-----------------------------

Taxes other than income taxes decreased $18.1 million for the three-month period and $50.8 million for the nine-month period ended September 30, 1998, due primarily to the changes in the New Jersey tax laws, eliminating the state gross receipts and franchise tax. Earnings generally were not affected by this decrease due to related reductions in electric revenues resulting from the tax law change.

YEAR 2000
---------

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A Conectiv project team, originally started in 1996 by the Company, is assisting line management in addressing the issue of computer programs and embedded systems not properly recognizing the Year 2000. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. There are substantial challenges in identifying and correcting the many computer and embedded systems critical to generating and delivering power and providing other services to customers.

The project team is using a phased approach to managing its activities. The first phase is, inventory and assessment of all systems, equipment, and processes. Each identified item is given a criticality rating of high, medium or low. Those items rated as high or medium are believed to put the Company's business operations and customers at substantial risk and are then subject to the second phase of the project. The second phase is determining and implementing corrective action for the systems, equipment and processes, and concludes with a test of the unit being remediated. The third phase is system testing and compliance certification. Additionally, the project team will be updating existing outage contingency plans to address Year 2000 issues over the next 12 months.

The following chart sets forth the current completion percentage of the Year 2000 Project by major business group, and for the information technology systems used in managing the Company's business. The Company expects significant progress in remediation and testing over the next two quarters based on work that is in process and material that is being ordered.


                             Inventory and   Corrective   Testing and
Business Group                 Assessment      Action      Compliance
---------------------------  --------------  -----------  ------------
Business systems                    95%          70%           60%
Power production                    90%           0%            0%
Electricity distribution            90%           5%            5%
Energy and other services         75%-95%       0%-80%        0%-80%

The Company is also contacting critical vendors and service providers to review remediation of their Year 2000 issues. Many aspects of the Company's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow the Company to generate power.

Distribution of electricity is dependent on the overall reliability of the electric grid. The Company is cooperating with the North American Electric Reliability Council and the PJM Interconnection in Year 2000 remediation efforts, and is accelerating its Year 2000 Project timeline to be generally in-line with the recommendations of those groups.

Conectiv has incurred approximately $3 million in costs for the Year 2000 Project and currently estimates the costs for the Year 2000 Project to range from $10 million to $15 million. These estimates could change significantly as the Year 2000 Project progresses.

Since the project team is still in the process of assessing and correcting impacted systems, equipment and processes, Conectiv cannot currently determine whether the Year 2000 issue might cause disruptions to its operations and have impacts on related costs and revenues. Conectiv assesses the status of the Year 2000 Project on at least a monthly basis to determine the likelihood of business disruptions. Any substantial disruption to the Company's operations could significantly impact its customers and could generate legal claims against the Company. The Company's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $162.3 million for the nine months ended September 30, 1998 compared to $165.0 million for the nine months ended September 30, 1997.

On an interim basis, the Company finances construction costs and other capital requirements in excess of internally generated funds through the issuance of unsecured short-term debt, consisting of commercial paper and notes from banks. As of September 30, 1998, the Company had authority to issue $150 million in short-term debt and had $17.3 million outstanding. The Company also has two separate uncommitted lines of credit in the amount of $25 million and $20 million, respectively. The facilities are renewable annually and bear interest at variable rates.

In January 1998, the Company issued $85 million of medium-term notes and used $50 million of the proceeds to redeem medium-term notes, which matured in January 1998.

In May 1998, the Company repaid at maturity $6.0 million of 5.5% Medium-Term Notes and $2.5 million of 7.25% Debentures.

On August 3, 1998, the Company redeemed 100,000 shares of its $8.20 No Par Preferred Stock at $100 per share, or $10.0 million in total (the book value of the preferred stock).

In October 1998, the Company redeemed $23.7 million of preferred stock not subject to mandatory redemption, which had an average dividend rate of 4.4%. In November 1998, a subsidiary trust of the Company issued $25 million of 7 3/8% preferred securities subject to mandatory redemption. On a consolidated basis, Conectiv receives a tax benefit, which is equivalent to the tax effect of a deduction for the trust's distributions on the preferred securities.

RATIO OF EARNINGS TO FIXED CHARGES
----------------------------------

The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below:



                                    12 Months
                                      Ended
                                  September 30,                     Year Ended December  31,
                                                                    -----------------------
                                      1998                    1997        1996       1995       1994
                                 -------------                ----        ----       -----      ----
Ratio of Earnings to:
  Fixed Charges (1)                   2.03                    2.84        2.59       3.19       3.07
  Fixed Charges and Preferred
    Stock Dividends (1)               1.85                    2.58        2.16       2.43       2.26

(1) For the 12 months ended September 30, 1998, excluding pre-tax charges totaling $71.4 million for employee separation and other Merger-related costs, the ratio of earnings to fixed charges is 3.39 and the ratio of earnings to fixed charges and preferred dividends is 3.14.

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

FORWARD-LOOKING STATEMENTS
--------------------------

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act ) provides a "safe harbor" for forward looking statements to encourage such disclosure without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs, as well as, assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "estimate", and "expect", "objective" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth; federal and state regulatory actions; costs of construction; operating restrictions; increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Litigation Reform Act.

                           Part II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     As previously reported in Note 11 to the Consolidated Financial Statements included in the Company's 1997 Form 10-K, on February 27, 1996, the co-owners of Salem filed a complaint in the United States District Court for New Jersey against Westinghouse Electric Corporation (Westinghouse), the designer and manufacturer of the Salem steam generators. The complaint, which sought to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleged violations of federal and New Jersey Racketeer influenced and Corrupt Organizations Acts, fraud, negligent misrepresentation and breach of contract. On November 4, 1998, the Court granted Westinghouse's motion for summary judgment with regard to the federal Racketeer Influenced and Corrupt Organizations Act claim, and dismissed the remaining state law claims without prejudice. The Company is assessing its options, including a possible appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     A special meeting of Company shareholders was held on October 14, 1998, to approve an amendment to the Company's Charter. Shareholders voted to eliminate paragraph (7)(B)(c) of Article III of the Charter, removing a restriction on the amount of securities representing unsecured indebtedness issuable by the Company. Votes cast on the single proposal were as follows:

                                  Number of Shares
                     ---------------------------------------------------
                         Outstanding       For      Against  Abstain
                         -------------     ---      -------  -------
     Common Securities:  18,320,937    18,320,937    - 0 -    - 0 -

     Preferred Securities:
     Cumulative Preferred Stock ($100 Par Value)
     4% Series               77,000        59,223      232      150
     4.10% Series            72,000        71,496     - 0 -    - 0 -
     4.35% Series            15,000        12,183     - 0 -    - 0 -
     4.35% 2nd Series        36,000        35,672     - 0 -    - 0 -
     4.75% Series            50,000        45,550     - 0 -    - 0 -
     5.00% Series            50,000        46,455      100     - 0 -

     No Par Preferred Stock
     $7.80 Series           239,500       239,500     - 0 -    - 0 -

ITEM 5. OTHER INFORMATION
-------------------------

ENVIRONMENTAL MATTERS - AIR
---------------------------

Due to their location in the Ozone Transport Region created by the federal Clean Air Act Amendments of 1990, the Company's facilities are required, by the New Jersey Department of Environmental Protection regulations, to reduce nitrogen oxide emissions significantly during warm weather months beginning in summer 1999. Achieving these reductions will require capital expenditures of approximately $3 million.

SALEM NUCLEAR GENERATING STATION
--------------------------------

In September 1998, the Nuclear Regulatory Commission (NRC) issued its periodic Systematic Assessment of Licensee Performance (SALP) Report on the performance of activities at Salem for the period March 1, 1997 to August 1, 1998. SALP reports rate licensee performance in four assessment areas: Operations, Maintenance, Engineering and Plant Support. Ratings range from a high of "1" to a low of "3". Salem received a rating of 1 in Operations, a 2 in Maintenance, a 2 in Engineering, and a 1 in Plant Support. The NRC noted that the overall performance at Salem improved as demonstrated by a nearly event free return of both units to operation following the extended outage.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

Exhibits
--------

Exhibit 12-A, Computation of Ratio of Earnings to Fixed Charges

Exhibit 12-B, Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule


Reports On Form 8-K
-------------------

On September 18, 1998 the Company filed an 8-K, which reported introduction of the "Electric Discount and Energy Competition Act" into the New Jersey legislature and an Administrative Law Judge's decision on the Company's stranded cost filing.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Atlantic City Electric Company
                                ------------------------------
                                  (Registrant)



Date:  November 12, 1998        /s/ B. S. Graham
       -----------------        ----------------
                                B. S. Graham, Senior Vice President
                                and Chief Financial Officer

                                 EXHIBIT INDEX




                                                     Exhibit   Page
                                                     Number   Number
                                                     -------  ------
Computation of ratio of earnings to fixed charges    12-A       18

Computation of ratio of earnings to fixed charges
 and preferred dividends                             12-B       19

Financial Data Schedule                              27         20