Form 10-K405
period 1998-12-31
ATLANTIC CITY ELECTRIC CO
filed 1999-03-26
CIK 8192

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                         Commission file number 1-3559

                               ----------------

                        ATLANTIC CITY ELECTRIC COMPANY
            (Exact name of registrant as specified in its charter)

          New Jersey                      21-0398280
   (State of Incorporation)  (I.R.S. Employer Identification No.)

                         800 King Street, P.O. Box 231
                          Wilmington, Delaware 19899
                   (Address of principal executive offices)

                 Registrant's telephone number (302) 429-3114

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
    8.25% Cumulative Quarterly Income          New York Stock Exchange
     Preferred
    Securities, liquidation
    preference $25 per preferred
    security issued by Atlantic
    Capital I
    7 3/8% Cumulative Trust Preferred          New York Stock Exchange
    Capital Securities, liquidation
    preference $25 per preferred
    security issued by Atlantic
    Capital II

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  All 18,320,937 issued and outstanding shares of Atlantic City Electric Company common stock, $3 per share par value, are owned by Conectiv.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                       ------
 Glossary.............................................................................     ii

 PART I
 Item 1. Business
  General.............................................................................    I-1
  Competition and Electric Utility Industry Restructuring.............................    I-1
  Installed Capacity..................................................................    I-2
  Electricity Supply..................................................................    I-2
  Pennsylvania-New Jersey-Maryland Interconnection Association........................    I-3
  Purchased Power.....................................................................    I-3
  Nuclear Power Plants................................................................    I-4
  Fuel Supply for Electric Generation.................................................    I-5
    Coal..............................................................................    I-5
    Oil...............................................................................    I-5
    Gas...............................................................................    I-6
    Nuclear...........................................................................    I-6
  Regulatory Matters..................................................................    I-6
    Electric Retail Rates.............................................................    I-6
    Off-Tariff Rates..................................................................    I-7
    Levelized Energy Adjustment Clause................................................    I-7
    Electric Distribution Service Reliability and Quality Standards...................    I-7
    Other Regulatory Matters..........................................................    I-8
  Capital Spending and Financing Program..............................................    I-8
  Environmental Matters...............................................................    I-9
    Air Quality Regulations...........................................................    I-9
    Water Quality Regulations.........................................................    I-9
    Hazardous Substances..............................................................   I-10
    Executive Officers................................................................   I-11
 Item 2.  Properties.................................................................    I-12
 Item 3.  Legal Proceedings..........................................................    I-13
 Item 4.  Submission of Matters to a Vote of Security Holders........................    I-13

 PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......    II-1
 Item 6.  Selected Financial Data....................................................    II-2
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................    II-3
 Item 8.  Financial Statements and Supplementary Data................................   II-11
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure................................................................   II-37

 PART III
 Item 10. Directors and Executive Officers of the Registrant.........................   III-1
 Item 11. Executive Compensation.....................................................   III-2
 Item 12. Security Ownership of Certain Beneficial Owners and Management.............  III-11
 Item 13. Certain Relationships and Related Transactions.............................  III-11

 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........    IV-1
 Signatures...........................................................................   IV-5

                                    GLOSSARY

  The following glossary lists the abbreviations used in this report.

 Term                                   Definition
 ----                                   ----------
 7 3/8% Debentures..................... 7 3/8% Junior Subordinated Debentures
 8.25% Debentures...................... 8.25% Junior Subordinated Deferrable
                                         Interest Debentures
 1992 Energy Act....................... National Energy Policy Act of 1992
 ACE................................... Atlantic City Electric Company
 the Act............................... The Electric Discount and Energy
                                         Competition Act
 AFUDC................................. Allowance For Funds Used During
                                         Construction
 Atlantic.............................. Atlantic Energy, Inc.
 ALJ................................... Administrative Law Judge
 BGS................................... Basic Generation Service
 Clean Water Act....................... Federal Water Pollution Control Act
 CRP................................... Conectiv Resource Partners, Inc.
 D&D Fund.............................. Decontamination & Decommissioning Fund
 DOE................................... United States Department of Energy
 DPL................................... Delmarva Power & Light Company
 DSM................................... Demand Side Management Plan
 FASB.................................. Financial Accounting Standards Board
 FERC.................................. Federal Energy Regulatory Commission
 GAAP.................................. Generally Accepted Accounting
                                         Principles
 Hope Creek............................ Hope Creek Nuclear Generating Station
 IPP................................... Independent Power Producer
 kWh................................... Kilowatt-hour
 LEC................................... Levelized Energy Clause
 Litigation Reform Act................. The Private Securities Litigation
                                         Reform Act of 1995
 LLRW.................................. Low Level Radioactive Waste
 LMP................................... Locational Marginal Pricing
 MD&A.................................. Management's Discussion and Analysis
                                         of Financial Condition and Results of
                                         Operations
 Merger................................ A series of merger transactions by which DPL and ACE became subsidiaries
                                         of Conectiv
 Mortgage.............................. Mortgage and Deed of Trust
 MW.................................... Megawatt
 NERC.................................. North American Electric Reliability
                                         Council
 NJBPU................................. New Jersey Board of Public Utilities
 NJDEP................................. New Jersey Department of Environmental
                                         Protection
 NJPDES................................ New Jersey Pollution Discharge
                                         Elimination System
 NOTR.................................. Northeast Ozone Transport Region
 NOx................................... Oxides of Nitrogen
 NPDES................................. National Pollution Discharge
                                         Elimination System
 NRC................................... Nuclear Regulatory Commission
 NWPA.................................. Nuclear Waste Policy Act of 1982
 Peach Bottom.......................... Peach Bottom Atomic Power Station
 PECO.................................. PECO Energy Company
 PJM Interconnection................... Pennsylvania-New Jersey-Maryland
                                         Interconnection Association
                                        Public Service Electric and Gas
 PSE&G.................................  Company
 PUHCA................................. Public Utility Holding Company Act of
                                         1935

 Term                                   Definition
 ----                                   ----------
 PURPA................................. Public Utility Regulatory Policy Act
                                         of 1978
 RACT.................................. Reasonably Available Control
                                         Technology
 RISC.................................. Rate Intervention Steering Committee
 RTP................................... Real Time Pricing
 Salem................................. Salem Nuclear Generating Station
 SALP.................................. Systematic Assessment of Licensee
                                         Performance
 SEC................................... Securities and Exchange Commission
 SFAS.................................. Statement of Financial Accounting
                                         Standards
 SFAS No. 71........................... SFAS No. 71, "Accounting For the
                                         Effects of Certain Types of
                                         Regulation"
 SFAS No. 88........................... SFAS No. 88, "Employers' Accounting
                                         For Settlements and Curtailments of
                                         Defined Benefit Pension Plans and for
                                         Termination Benefits"
 SFAS No. 128.......................... SFAS No. 128, "Earnings Per Share"
 SFAS No. 131.......................... SFAS No. 131, "Disclosures about
                                         Segments of an Enterprise and Related
                                         Information"
 SFAS No. 133.......................... SFAS No. 133, "Accounting for
                                         Derivative Instruments and Hedging
                                         Activities"
 SO/2/ ................................ Sulfur Dioxide
 TEFA.................................. Transitional Energy Facility
                                         Assessment Tax
 USEPA................................. United States Environmental Protection
                                         Agency
 VRDB.................................. Variable Rate Demand Bonds
 Westinghouse.......................... Westinghouse Electric Corporation

                                    PART I

Item 1. Business

General

  Atlantic City Electric Company (ACE) is a regulated public electric utility and a subsidiary of Conectiv, which is a Delaware corporation and a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). ACE was organized under the laws of New Jersey on April 28, 1924 by merger and consolidation of several utility companies. ACE holds the franchises necessary to provide regulated electric service in its service territory.

  ACE is primarily engaged in generating, purchasing, delivering, and selling electricity. ACE serves approximately 488,800 customers in its service territory which covers an area of about 2,700 square miles in the southern one-third of New Jersey and has a population of approximately 850,000. ACE's customer base is comprised primarily of residential and commercial customers. In 1998, the percentages of retail electric revenues contributed by customer class were as follows: residential--47.3%; commercial--41.1%; and industrial / other--11.6%.

  ACE's utility business is subject to regulation with respect to its retail electric sales by the New Jersey Board of Public Utilities (NJBPU). The Federal Energy Regulatory Commission (FERC) also has regulatory authority over certain aspects of ACE's electric utility business, including the transmission of electricity, the sale of electricity to municipalities and electric cooperatives, and interchange and other purchases and sales of electricity involving other utilities. ACE is also subject to regulation by the Pennsylvania Public Utility Commission in limited respects concerning property and operations in Pennsylvania.

  On March 1, 1998, ACE and Delmarva Power & Light Company (DPL) became wholly-owned subsidiaries of Conectiv (the Merger). Before the Merger, ACE was owned by Atlantic Energy, Inc. (Atlantic). As a result of the Merger, Atlantic no longer exists and Conectiv owns, directly or indirectly, ACE, DPL and the nonutility subsidiaries formerly held separately by Atlantic and DPL. Conectiv is a registered holding company under PUHCA, which imposes certain restrictions on the operations of registered holding companies and their subsidiaries.

  As of December 31, 1998, ACE had 857 employees, of which 524 were represented by a collective bargaining labor organization. During 1998, ACE reduced its workforce by 573 employees, including 354 employees separated through Merger-related employee separation programs and 219 employees transferred to Conectiv Resource Partners, Inc. (CRP), a Conectiv subsidiary and service company established pursuant to PUHCA. CRP provides a variety of support services to Conectiv subsidiaries, and its employees are primarily former DPL and ACE employees. The costs of CRP are directly assigned, distributed and allocated to the Conectiv subsidiaries using CRP's services, including ACE.

  For additional information about the Merger, refer to Note 4 to ACE's 1998 Consolidated Financial Statements included in Item 8 of Part II.

  For information concerning ACE's business segments, refer to Note 18 to ACE's 1998 Consolidated Financial Statements included in Item 8 of Part II.

Competition and Electric Utility Industry Restructuring

  For information concerning restructuring the electric utility industry in New Jersey and the Electric Discount and Competition Act (the Act), see Note 5 to ACE's 1998 Consolidated Financial Statements included in Item 8 of Part II. Under the Act, New Jersey electric customers may choose an electricity supplier beginning August 1, 1999. Customers will continue to pay the local utility a regulated price for delivery of electricity over the transmission and distribution system. As electric utility industry restructuring is implemented in ACE's and other utilities' service territories, gross margins earned from supplying electricity are expected to decrease as competition to supply customers with electricity increases. As a greater percentage of ACE's revenues become subject to competition, financial risks and rewards, and the volatility of earnings are expected to increase. ACE's ability to continue reducing costs by streamlining operations, regulatory decisions pursuant to restructuring under the Act, retention of existing customers and the ability to gain new customers are significant determinants of ACE's future success.

Installed Capacity

  The megawatts (MW) of net installed summer electric generating capacity available to ACE to serve its peak load as of December 31, 1998, are presented below. See Item 2, Properties, for additional information.

                                                                           % of
   Source of Capacity                                                 MW   Total
   ------------------                                                ----- -----
    Coal-fired generating units....................................    471   19
    Oil-fired generating units.....................................    295   12
    Combustion turbines/combined cycle generating units............    524   21
    Nuclear generating units.......................................    380   15
    Diesel units...................................................      9   --
    Long-term purchased capacity...................................    828   33
                                                                     -----  ---
    Subtotal.......................................................  2,507  100
    Short-term purchased capacity..................................      9   --
                                                                     -----  ---
    Total..........................................................  2,516  100
                                                                     =====  ===

  The net generating capacity available for operations at any time may be less than the total net installed generating capacity due to generating units being out of service for inspection, maintenance, repairs, or unforeseen circumstances.

  As restructuring of the electric utility industry is implemented, ACE expects to sell some of its generating units. ACE has identified certain generating assets that may be sold, but has not determined when such sale, or sales, would occur.

Electricity Supply

  As a member of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Interconnection), ACE is obligated to maintain capacity levels based on its allocated share of estimated aggregate PJM Interconnection capacity requirements. (The PJM Interconnection is discussed on page I-3.) ACE periodically updates its forecast of peak demand and PJM Interconnection reserve requirements, and re-evaluates resources available to supply projected growth. Any short-term capacity deficiencies related to obligations to the PJM Interconnection are expected to be satisfied through short-term capacity-only purchases. Incremental energy supply needs are expected to be filled through purchased power.

  ACE experienced it highest historical peak demand of 2,162 MW on July 22, 1998, which was 1.6% above the previous peak demand of 2,127 MW recorded on August 16, 1997. ACE's capacity obligation to the PJM Interconnection, which includes a reserve margin, is based on normal weather conditions and full implementation of its demand-side management programs. Under these conditions, ACE's 1998 peak demand would have been approximately 2,115 MW. ACE's installed capacity of 2,501 MW at the time of the peak resulted in a reserve margin of 18%, computed under PJM Interconnection guidelines. ACE's reserve obligation to the PJM Interconnection is approximately 20%.

The sources of the electricity supplied to ACE's customers during 1998, 1997, and 1996 are shown below:

   Source of Electricity                                       1998  1997  1996
   ---------------------                                       ----  ----  ----
   Generation fuel type
    Coal......................................................  26%   26%   28%
    Nuclear...................................................  29    18    15
    Oil/Natural Gas...........................................   4     3     2
   Interchange and Purchased Power............................  12    30    35
   Nonutility Purchased Power.................................  29    23    20
                                                               ---   ---   ---
    Total..................................................... 100%  100%  100%
                                                               ===   ===   ===

Pennsylvania-New Jersey-Maryland Interconnection Association

  As a member of the PJM Interconnection, ACE's generation and transmission facilities are operated on an integrated basis with other electricity suppliers in Pennsylvania, New Jersey, Maryland, and the District of Columbia, and are interconnected with other major utilities in the United States. This power pool improves the reliability and operating economies of the systems in the group and provides capital economies by permitting shared reserve requirements. The PJM Interconnection's installed capacity as of December 31, 1998, was 57,551 MW. The PJM Interconnection peak's demand during 1998 was 48,663 MW on August 15, which resulted in a summer reserve margin of 18.2% (based on installed capacity of 57,511 MW on that date).

  On October 15, 1998, the PJM Interconnection began operating a centralized capacity credit market, providing a new option to participants for procuring and selling surplus capacity to meet reliability obligations within the PJM Interconnection region. Capacity is the capability to produce electric power, typically from owned generation or third-party purchase contracts and differs from the electric energy markets, which trade the actual energy being generated. This market facilitates the selling and buying of capacity for participants by providing a single point of contact for market participants and a published capacity market clearing price.

  Effective April 1, 1998, the PJM Interconnection implemented locational marginal pricing (LMP) to establish the market clearing prices for electric energy and to price electric transmission usage based upon costs associated with transmission system congestion. When there is no congestion on the power system and energy is flowing on the grid in an unconstrained manner, energy prices are cleared at the highest bid accepted by the PJM Interconnection for the entire PJM Interconnection region. When a limit is reached on the transmission grid, the PJM Interconnection will operate generators to preserve system reliability. LMP allows the PJM Interconnection to send price signals to raise and lower generator output when the power flows are constrained. Different energy market clearing prices are paid by wholesale power buyers and sellers on the power grid that reflect the value relative to a system constraint. LMP provides for an efficient allocation of congestion costs to transmission users within the PJM Interconnection region. The FERC has approved the use of the LMP congestion management system to allow electric energy market participants with power contracts on neighboring electric systems to compensate the PJM Interconnection for any unintended flows on the PJM Interconnection system, rather than forcing those participants to curtail their contracts.

  Currently, the PJM Interconnection Operating Agreement requires bids to sell electricity received from generation located within the PJM Interconnection control area not to exceed the variable cost of producing such electricity. Transactions that are bid into the PJM pool from generation located outside the PJM Interconnection control area are capped at $1,000 per megawatt hour. All power providers are paid the LMP set through power providers' bids. Certain PJM Interconnection members have requested that FERC revise the PJM Interconnection Operating Agreement to allow the submission of market based bids to the PJM Interconnection energy market.


Purchased Power

  The Public Utility Regulatory Policy Act of 1978 (PURPA) established a class of nonutility power suppliers, known as independent power producers (IPPs), and required electric utilities to purchase the excess power from IPPs. As a result of PURPA, ACE has long-term contracts with four IPPs for the purchase of 659 MW of capacity and energy. In view of electric utility industry restructuring, various parties continue to seek the repeal of PURPA; however, federal action with regard to PURPA is not likely to affect ACE's IPP contracts.

  ACE's NJBPU-approved IPP contracts are shown below.

                                                      MW          Date of
   Project Location                     Fuel Type  Provided Commercial Operation
   ----------------                     ---------  -------- --------------------
   Chester, Pennsylvania.............  solid waste    75       September 1991
   Pedricktown, New Jersey...........  gas           116       March 1992
   Carney's Point, New Jersey........  coal          249       March 1994
   Logan Township, New Jersey........  coal          219       September 1994
                                                     ---
       Total.........................                659
                                                     ===

  ACE is also currently purchasing 125 MW of capacity and energy from PECO Energy Company (PECO) under a contract which ends May 31, 2000. This agreement replaced a terminated agreement with Pennsylvania Power & Light Company, effective March 1998. ACE also contracts with other electric suppliers on an as-needed basis for the purchase of short-term generating capacity, energy and transmission capacity.

 Nuclear Power Plants

  ACE owns 5% of the 1,031 MW, Hope Creek Nuclear Generating Station (Hope Creek) and 7.41% of the 2,212 MW, Salem Nuclear Generating Station (Salem). The Hope Creek Unit and Salem Units 1 and 2 are located adjacent to each other in Salem County, New Jersey, and are operated by Public Service Electric & Gas (PSE&G). ACE also owns 7.51% of the 2,186 MW, Peach Bottom Atomic Power Station (Peach Bottom), which has Units 2 and 3, is located in York County, Pennsylvania, and is operated by PECO.

  ACE's ownership share in nuclear power plants provided approximately 15% of its installed capacity as of December 31, 1998. In 1998, ACE's share of output from the jointly-owned nuclear power plants provided 29% of the electricity used by ACE's customers. See Note 7 to ACE's 1998 Consolidated Financial Statements included in Item 8 of Part II for information about ACE's investment in jointly-owned generating stations.

  The operation of nuclear generating units is regulated by the Nuclear Regulatory Commission (NRC). Such regulation requires that all aspects of plant operation be conducted in accordance with NRC safety and environmental requirements and that continuous demonstrations be made to the NRC that plant operations meet applicable requirements. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate.

  As a by-product of nuclear operations, nuclear generating units produce low-level radioactive waste (LLRW). LLRW is accumulated on-site until shipped to a federally licensed permanent disposal facility. Salem, Hope Creek, and Peach Bottom have on-site interim storage facilities with five-year storage capacities.

  For a discussion of the cycle of production, use and disposal of nuclear fuel, see "Nuclear" on page I-6.

  For a discussion of ACE's funding of its share of the estimated future cost of decommissioning the Hope Creek, Peach Bottom, and Salem nuclear reactors, see Note 15 to ACE's 1998 Consolidated Financial Statements included in Part II, Item 8.

  The NRC is requiring nuclear plant operators to report by July 1, 1999, that their nuclear power plants are Year 2000 ready, or will be Year 2000 ready, by January 1, 2000. PSE&G and PECO have informed ACE that they are on schedule to meet the July 1, 1999 response date and that their nuclear operations' Year 2000 programs will make Salem, Hope Creek, and Peach Bottom Year 2000 ready by January 1, 2000.

  Salem Units 1 and 2 were removed from operation by PSE&G in the second quarter of 1995 due to operational problems, and maintenance and safety concerns. Due to degradation of a significant number of tubes in the Unit 1 steam generators, PSE&G replaced the Unit 1 steam generators. After receiving NRC authorization, PSE&G returned Unit 2 to service on August 30, 1997, and Unit 1 to service on April 17, 1998. On July 29, 1998, the NRC removed Salem from its "watch list" of troubled nuclear plants. The Salem Unit 2 steam generators will be inspected for tube degradation in upcoming outages.

  See Note 13 to ACE's 1998 Consolidated Financial Statements included in Part II, Item 8, for information concerning ACE's lawsuit against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, and the financial impact of the outages.

  Systematic Assessment of Licensee Performance (SALP) reports issued by the NRC rate licensee performance in four assessment areas: Operations, Maintenance, Engineering and Plant Support. Ratings range from a high of "1" to a low of "3." In September 1998, the NRC issued a SALP Report on the performance of activities at Salem for the period March 1, 1997, to August 1, 1998. Salem received a rating of 1 in Operations, a 2 in Maintenance, a 2 in Engineering, and a 1 in Plant Support. The NRC noted that the overall performance at Salem improved, as demonstrated by a nearly event-free return of both units to operation following the extended outage.

  On June 8, 1998, the NRC issued a SALP report on Hope Creek for the period November 10, 1996, to May 16, 1998. Hope Creek received a rating of 2 in the areas of Operations, Maintenance, and Engineering, and a rating of 1 in the area of plant support. The NRC noted improved performance in all functional areas during the period.

  On July 17, 1997, the NRC issued a SALP report on Peach Bottom for the period October 15, 1995, to June 7, 1997. Peach Bottom received a rating of 1 in the areas of Operations, Maintenance, and Plant Support, and 2 in Engineering.

  On September 16, 1998, the NRC announced that it was suspending the SALP report process until it completes a review of its nuclear power plant performance assessment process. The SALP process has not yet been resumed or replaced.

Fuel Supply for Electric Generation

  ACE's electric generating capacity by fuel type is shown under "Installed Capacity" on page I-2. To facilitate the purchase of adequate amounts of fuel at reasonable prices, ACE contracts with various suppliers of coal, oil, and natural gas on both a long- and short-term basis. Prices under oil and natural gas contracts are generally determined by market-based indices.

 Coal

  B.L. England Units 1 and 2, Deepwater Unit 6, and the Keystone and Conemaugh Generating Stations are coal-fired. During 1998, 92% of ACE's coal supply for these units was purchased under two long-term contracts, which expire in April 1999 and June 2001, and the balance was purchased on the spot market. Approximately 56% of ACE's projected coal requirements are expected to be provided under supply contracts. ACE does not anticipate any difficulty in obtaining adequate amounts of coal at reasonable prices.

 Oil

  Currently, 100% of the residual oil used in B.L. England Unit 3 and Deepwater Unit 1 is supplied under a three-year contract that expires October 31, 2000. Another three-year contract which expires October 31, 2000, provides all of the distillate oil supply for ACE's combustion turbines.

 Gas

  Natural gas is the primary fuel for six of ACE's combustion turbines and a secondary fuel at Deepwater Units 1 and 6. Natural gas for ACE's gas-fired generating units is purchased primarily from the local gas distribution company on a firm basis and is also purchased from other suppliers, such as marketers, producers, and utilities. The gas is delivered under contract through the interstate pipeline system.

 Nuclear

  The supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrate, conversion of the uranium concentrate to uranium hexaflouride, enrichment of the uranium hexaflouride gas, conversion of the enriched gas to fuel pellets, and fabrication of fuel assemblies. After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. The federal government has an obligation for the transportation and ultimate disposal of the spent fuel, as discussed below.

  PSE&G has informed ACE it has several long-term contracts with uranium ore operators, converters, enrichers and fabricators to process uranium ore to uranium concentrate to meet the currently projected requirements for Salem and Hope Creek. ACE has also been advised by PECO that it has similar contracts to satisfy the fuel requirements of Peach Bottom. Currently, there is an adequate supply of nuclear fuel for Salem, Hope Creek, and Peach Bottom.

  In conformity with the Nuclear Waste Policy Act of 1982 (NWPA), PSE&G and PECO have entered into contracts with the United States Department of Energy
(DOE) on behalf of the joint owners providing that the federal government shall for a fee take title to, transport, and dispose of spent nuclear fuel and high level radioactive waste from the Salem, Hope Creek, and Peach Bottom reactors. In accordance with the NWPA, ACE pays the DOE one-tenth of one cent per kilowatt-hour (kWh) of nuclear generation (net of station use) for the future cost of spent nuclear fuel disposal. Under the NWPA, the DOE was to begin accepting spent fuel for permanent off-site storage no later than January 1998. However, no such repositories are in service or under construction. The DOE has stated that it would not be able to open a permanent, high level nuclear waste storage facility until 2010, at the earliest.

  Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent nuclear fuel storage installations located at or away from reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license).

  PSE&G has advised ACE that, as a result of reracking the two spent fuel storage pools at Salem, the availability of spent fuel storage capacity is estimated to be adequate through 2012 for Unit 1 and 2016 for Unit 2. PSE&G has also advised ACE that the Hope Creek pool is also fully racked and it is expected to provide adequate storage capacity until 2006. PECO has advised ACE that spent fuel racks at Peach Bottom have storage capacity until 2000 for Unit 2 and until 2001 for Unit 3. PECO has also advised ACE that it is constructing an on-site dry storage facility, which is expected to be operational in 2000, to provide additional storage capacity.

Regulatory Matters

  For information concerning restructuring the electric utility industry in New Jersey, see Note 5 to ACE's 1998 Consolidated Financial Statements included in Item 8 of Part II.

 Electric Retail Rates

  ACE's base rates for retail electric service are subject to the approval of the NJBPU. However, the utility ratemaking process is changing in New Jersey, as discussed in Note 5 to ACE's 1998 Consolidated Financial Statements included in Item 8 of Part II.

  For information concerning base rate increases and decreases affecting the 1996-1998 results of operations, including the Merger-related base rate decrease and base rate decreases expected in connection with the electric utility industry restructuring, see Notes 3, 5 and 13 to ACE's 1998 Consolidated Financial Statements included in Item 8 of Part II.

 Off-Tariff Rates

  Legislation enacted in New Jersey in July 1995 allows the NJBPU, upon petition from any electric or gas utility, to adopt a plan of regulation other than the traditional rate-base/rate-of-return regulation. In addition, on a case-by-case basis, the law allows utilities to petition the NJBPU for the right to offer customers, who meet certain conditions, off-tariff, discounted rates. Off-tariff pricing arrangements with certain ACE customers have been arranged. Refer to "Electric Revenues" in ACE's Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) herein for further information regarding off-tariff rates (OTRAs).

 Levelized Energy Adjustment Clause

  Information concerning the Levelized Energy Adjustment Clause (LEC) is included in the Notes to ACE's 1998 Consolidated Financial Statements (Part II, Item 8) as follows: (i) the operation of the LEC and deferred energy accounting are discussed under "Deferred Energy Costs" in Note 1, (ii) the nuclear performance standard is discussed under "Other Rate Matters" in Note 5, and (iii) the financial impact of extended outages at Salem is discussed in
Note 13.

  In January 1999, ACE filed with the NJBPU a petition requesting that the estimated cost of oxides of nitrogen (NOx) allowances in 1999 of $4.8 million be included in LEC rates. A ruling on this matter is expected during 1999. For information concerning NOx emission regulations, see "Air Quality Regulations" on page I-9.

  On April 11, 1997, the Rate Intervention Steering Committee (RISC) submitted its brief on its appeal to the Superior Court of New Jersey in response to the NJBPU's decision which provided for ACE's recovery (through LEC rates) of the cost of power purchased from IPPs. In May 1998, the Superior Court of New Jersey rejected RISC's appeal and upheld the NJBPU's decision providing for LEC recovery of IPP purchased power costs. In May 1998, RISC appealed the Superior Court's decision to the Supreme Court of New Jersey, which denied RISC's appeal in July 1998.

  The LEC is expected to be superceded by provisions contained in the Act which permit Basic Generation Service (BGS) suppliers full and timely recovery of their costs. The Act also authorizes the NJBPU to allow the deferral and subsequent recovery of BGS costs if necessary for attainment of the rate reductions required by the Act. Regulations governing BGS are expected to be promulgated by the NJBPU prior to beginning retail choice of electricity suppliers in New Jersey.

 Electric Distribution Service Reliability and Quality Standards

  On December 30, 1997, the NJBPU directed its Staff to initiate an inquiry into establishing measurable performance and reliability standards for New Jersey electric and gas utilities. The Staff's most recent draft proposal does not propose monetary penalties, but does require establishment of utility specific standards and contains potentially costly and burdensome reporting requirements. The NJBPU is expected to review this matter in 1999.

 Other Regulatory Matters

  The 1992 Energy Act provided for creation of a Decontamination & Decommissioning (D&D) Fund to pay for the future clean-up of DOE gaseous diffusion enrichment facilities. Domestic utilities and the federal government are required to make payments to the D&D Fund until 2008 or $2.25 billion, adjusted annually for inflation, is collected. The liability accrued for ACE's share of the D&D Fund was $5.7 million as of December 31, 1998. ACE is recovering this cost through LEC revenues.

  ACE has cost allocation and direct charging mechanisms in place to ensure that there is no cross-subsidization of its competitive activities by regulated utility activities. In accordance with the NJBPU's order which approved the Merger, ACE filed Conectiv's Cost Accounting Manual and the Service Agreement between ACE and CRP with the NJBPU on October 28, 1998.

  Certain types of transactions between ACE and its affiliates may require prior approval of the NJBPU.

  The New Jersey Public Utility Fault Determination Act requires the NJBPU to make a determination of fault with regard to any past or future accident at any electric generating or transmission facility, prior to granting a utility's request for a rate increase to cover accident-related costs in excess of $10 million. However, the law allows a utility to file for non-accident related rate increases during such fault determination hearings and to recover contributions to federally mandated or voluntary cost-sharing plans. The law further allows the NJBPU to authorize the recovery of certain fault-related repair, cleanup, replacement power or damage costs, if appropriate.

Capital Spending and Financing Program

  For financial information concerning ACE's capital spending and financing program, refer to "Liquidity and Capital Resources" in the MD&A included in
Item 7 of Part II and Notes 8 and 9 to ACE's 1998 Consolidated Financial Statements, included in Item 8 of Part II.

  ACE's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the Securities and Exchange Commission (SEC) Methods for 1994-1998 are shown below.

                                                      Year Ended December 31,
                                                      ------------------------
                                                      1998 1997 1996 1995 1994
                                                      ---- ---- ---- ---- ----
   Ratio of Earnings to Fixed Charges (SEC Method)... 1.66 2.84 2.59 3.19 3.07
   Ratio of Earnings to Fixed Charges and Preferred
    Stock Dividends (SEC Method)..................... 1.55 2.58 2.16 2.43 2.26

  Under the SEC Method, earnings, including Allowance For Funds Used During Construction (AFUDC), have been computed by adding income taxes and fixed charges to net income. Fixed charges include gross interest expense, the estimated interest component of rentals, and dividends on preferred securities of subsidiary trusts. For the ratio of earnings to fixed charges and preferred stock dividends, preferred stock dividends represent annualized preferred stock dividend requirements multiplied by the ratio that pre-tax income bears to net income. Excluding Merger-related pre-tax charges of $79.1 million in 1998 and $22.2 million in 1997, the Ratio of Earnings to Fixed Charges was
2.74 in 1998 and 3.15 in 1997, and the Ratio of Earnings to Fixed Charges and Preferred Stock Dividends was 2.55 in 1998 and 2.86 in 1997.

Environmental Matters

  ACE is subject to various federal, regional, state, and local environmental regulations, including air and water quality control, oil pollution control, solid and hazardous waste disposal, and limitation on land use. Permits are required for ACE's construction projects and the operation of existing facilities. ACE has incurred, and expects to continue to incur, capital expenditures and operating costs because of environmental considerations and requirements. ACE has a continuing program to assure compliance with the environmental standards adopted by various regulatory authorities.

  Included in ACE's forecasted capital requirements are construction expenditures for compliance with environmental regulations, which are estimated to be $2 million in 1999.

 Air Quality Regulations

  The federal Clean Air Act requires utilities and other industries to significantly reduce emissions of air pollutants such as sulfur dioxide (SO/2/) and oxides of nitrogen (NOx). Title IV of the Clean Air Act, the acid rain provisions, established a two-phase program which mandated reductions of SO/2/ and NOx emissions from certain utility units by 1995 (Phase I) and required other utility units to begin reducing SO/2/ and NOx emissions in the year 2000 (Phase II). Phase I emission reduction requirements have been achieved by the jointly-owned Conemaugh generating station and B.L. England Units 1 and 2. The remainder of ACE's wholly- and jointly-owned fossil-fuel units are required to comply with Phase II emission limits.

  ACE's facilities must also comply with Title I of the Clean Air Act, the ozone nonattainment provisions, which require states to promulgate Reasonably Available Control Technology (RACT) regulations for existing sources located within ozone nonattainment areas or within the Northeast Ozone Transport Region (NOTR). In accordance with New Jersey Department of Environmental Protection (NJDEP) regulatory requirements, ACE has submitted and received NJDEP's approval of ACE's RACT compliance plan.

  Additional "post RACT" NOx emission regulations are being pursued by states in the NOTR. In New Jersey, post-RACT NOx control regulations require attainment of summer seasonal emission reductions of up to 65% below 1990 levels by May 1999 and 90% by 2003 through reduced emissions or the procurement of NOx emission allowances. ACE anticipates spending approximately $5 to $8 million over the next five years to achieve compliance with post-RACT NOx regulations.

  In addition to the above requirements, the United States Environmental Protection Agency (USEPA) has proposed summer seasonal NOx controls commensurate with reductions of up to 85% below baseline years by the year 2003 for a 22 state region; including Delaware and New Jersey. Since New Jersey will require a greater percent reduction than EPA, the ACE facilities will most likely achieve compliance with the EPA requirement by 2003.

  In July 1997, the USEPA adopted new federal air quality standards for particulate matter and ozone. The new particulate matter standard addressed fine particulate matter. Attainment of the fine particulate matter standard may require reductions in NOx and SO/2/. However, under the time schedule announced by the USEPA, particulate matter non-attainment areas will not be designated until 2002 and control measures to meet this standard will not be identified until 2005.

 Water Quality Regulations

  The federal Water Pollution Control Act, as amended (the Clean Water Act) provides for the imposition of effluent limitations to regulate the discharge of pollutants, including heat, into the waters of the United States. National Pollution Discharge Elimination System (NPDES) permits issued by state environmental regulatory agencies specify effluent limitations, monitoring requirements, and special conditions with which facilities discharging wastewaters must comply. To ensure that water quality is maintained, permits are issued for a term of five years and are modified as necessary to reflect requirements of new or revised regulations or changes in facility operations.

  ACE holds New Jersey Pollution Discharge Elimination System (NJPDES) permits issued by the NJDEP for the Deepwater and B.L. England power stations. The NJDEP has issued a draft revised NJPDES permit for the Deepwater station which is currently under review. The NJPDES permit for the B.L. England station will expire in December 1999. Application for renewal will be submitted, as required, in June 1999.

  The Clean Water Act also requires that cooling water intake structures be designed to minimize adverse environmental impact. The USEPA is required by a consent order to propose regulations in 1999 for determining whether cooling water intake structures represent the best technology available for minimizing adverse environmental impacts. Final action on the proposed regulations is required in 2001.

  PSE&G is implementing the 1994 NJPDES permit issued for the jointly-owned Salem facility which requires, among other things, water intake screen modifications and wetlands restoration. Under the 1994 permit, PSE&G is continuing to restore wetlands and conduct the requisite management and monitoring associated with the special conditions of the 1994 permit. In 1999, PSE&G must apply to renew Salem's NJPDES permit.

 Hazardous Substances

  The nature of the electric utility business results in the production, or handling, of various by-products and substances which may contain substances defined as hazardous under federal or state statutes. The disposal of hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE's exposure is minimized by adherence to environmental standards for ACE-owned facilities and through a waste disposal contractor screening and audit process. ACE has accrued a $1.0 million liability for potential future remediation costs associated with certain hazardous waste sites.

  In 1991, the NJDEP identified ACE as one of a number of parties allegedly responsible for the placement of certain hazardous substances in a sanitary landfill in Atlantic County, New Jersey. Pursuant to an action in 1992 by the USEPA, ACE was named as one of several defendants in connection with the alleged release of hazardous substances at a site located in Gloucester County, New Jersey. ACE's cumulative contributions to the remediation and clean-up of these sites have been approximately $0.4 million.

Executive Officers

  The names, ages, and positions of all of the executive officers of ACE as of December 31, 1998, are listed below, along with their business experiences during the past five years. Officers are elected annually by Conectiv's Board of Directors. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                           Executive Officers of ACE
                           (As of December 31, 1998)

    Name, Age and Position           Business Experience During Past 5 Years
    ----------------------           ---------------------------------------
Howard E. Cosgrove, 55, .......  Elected 1998 as Chairman of the Board and Chief
 Chairman of the Board and       Executive Officer of Conectiv, Delmarva Power &
 Chief Executive Officer         Light Company, and Atlantic City Electric
                                 Company. Elected 1992 as Chairman of the Board,
                                 President and Chief Executive Officer and
                                 Director of Delmarva Power & Light Company.
Meredith I. Harlacher, Jr., 56,  Elected 1998 as President and Chief Operating
 President                       Officer of Conectiv, and President and Chief
                                 Operating Officer and Director of Delmarva Power
                                 & Light Company and Atlantic City Electric
                                 Company. Elected 1993 as Senior Vice President
                                 of Atlantic Energy, Inc.
Barry R. Elson, 57, ...........  Elected 1998 as Executive Vice President of
 Executive Vice President        Conectiv, and Executive Vice President and
                                 Director of Delmarva Power & Light Company and
                                 Atlantic City Electric Company. Elected 1997 as
                                 Executive Vice President, Delmarva Power & Light
                                 Company. Executive Vice President, Cox
                                 Communications, Inc., Atlanta, Georgia, from
                                 1995 to 1996. Senior Vice President, Cox
                                 Enterprises/Cox Communications, Inc., Atlanta,
                                 Georgia, from 1984 to 1995.
Thomas S. Shaw, 51, ...........  Elected 1998 as Executive Vice President of
 Executive Vice President        Conectiv, and Executive Vice President and
                                 Director of Delmarva Power & Light Company and
                                 Atlantic City Electric Company. Elected 1992 as
                                 Senior Vice President, Delmarva Power & Light
                                 Company.
Barbara S. Graham, 50, ........  Elected 1998 as Senior Vice President and Chief
 Senior Vice President and       Financial Officer of Conectiv, and Senior Vice
 Chief Financial Officer         President and Chief Financial Officer and
                                 Director of Delmarva Power & Light Company and
                                 Atlantic City Electric Company. Elected 1994 as
                                 Senior Vice President, Treasurer and Chief
                                 Financial Officer, Delmarva Power & Light
                                 Company. Vice President and Chief Financial
                                 Officer of Delmarva Power & Light Company from
                                 1992 to 1994.
James P. Lavin, 51.............  Elected 1998 as Controller of Conectiv, Delmarva
 Controller and Chief            Power & Light Company, and Atlantic City
 Accounting Officer              Electric Company. Elected 1993 as Comptroller,
                                 Delmarva Power & Light Company.

John C. van Roden, 49..........  Elected 1998 as Senior Vice President and Chief
 Senior Vice President and       Financial Officer, effective January 1999, of
 Chief Financial Officer*        Conectiv, Delmarva Power & Light Company, and
                                 Atlantic City Electric Company. Principal, Cook
                                 and Belier, Inc. in 1998. Senior Vice
                                 President/Chief Financial Officer and Vice
                                 President/Treasurer, Lukens, Inc. from 1987 to
                                 1998.

--------
*Effective January 1999

Item 2. Properties

  Substantially all utility plants and properties of ACE are subject to the lien of the Mortgage under which First Mortgage Bonds are issued.

  The following table sets forth the net installed summer electric capacity available to ACE to serve its peak load as of December 31, 1998.

                                                                      Net
                                                                   Installed
                                                                   Capacity
           Station                         Location               (kilowatts)
           -------                         --------               -----------
   Coal-Fired
     B L England...........  Beesley's Pt., NJ...................    284,000
     Conemaugh.............  New Florence, PA....................     65,000 (A)
     Keystone..............  Shelocta, PA........................     42,000 (A)
     Deepwater.............  Pennsville, NJ......................     80,000
                                                                   ---------
                                                                     471,000
                                                                   ---------
   Oil-Fired
     B L England...........  Beesley's Pt., NJ...................    155,000
     Deepwater.............  Pennsville, NJ......................    140,000
                                                                   ---------
                                                                     295,000
                                                                   ---------
   Combustion
    Turbines/Combined Cycle
     Cumberland............  Millville, NJ.......................     84,000
     Sherman Avenue........  Vineland, NJ........................     81,000
     Middle................  Rio Grande, NJ......................     77,000
     Carll's Corner........  Upper Deerfield Twp, NJ.............     73,000
     Cedar.................  Cedar Run, NJ.......................     68,000
     Missouri Avenue.......  Atlantic City, NJ...................     60,000
     Mickleton.............  Mickleton, NJ.......................     59,000
     Deepwater.............  Pennsville, NJ......................     19,000
     Salem.................  Lower Alloways Creek Twp., NJ.......      3,000 (A)
                                                                   ---------
                                                                     524,000
                                                                   ---------
   Nuclear
     Peach Bottom..........  Peach Bottom Twp., PA...............    164,000 (A)
     Salem.................  Lower Alloways Creek Twp., NJ.......    164,000 (A)
     Hope Creek............  Lower Alloways Creek Twp., NJ.......     52,000 (A)
                                                                   ---------
                                                                     380,000
                                                                   ---------
   Diesel Units
     B L England...........  Beesley's Pt., NJ...................      8,000
     Keystone..............  Shelocta, PA........................        300 (A)
     Conemaugh.............  New Florence, PA....................        400 (A)
                                                                   ---------
                                                                       8,700
                                                                   ---------
   Long-term Capacity Purchases.................................     828,000
                                                                   ---------
     Subtotal...................................................   2,506,700
                                                                   ---------
   Short-term Capacity Purchases................................       9,500
                                                                   ---------
     Total......................................................   2,516,200
                                                                   =========

(A)ACE's portion of jointly-owned plants.

  ACE's electric transmission and distribution system includes 1,231 transmission poleline miles of overhead lines, 9,419 distribution poleline miles of overhead lines, and 1,198 distribution cable miles of underground cables.

  Under New Jersey law, the State of New Jersey owns in fee simple for the benefit of the public schools all lands now or formerly flowed by the tide up to the mean high-water line, unless it has made a valid conveyance of its interests in such property. In 1981, because of uncertainties raised as to possible claims of State ownership, the New Jersey Constitution was amended to provide that lands formerly tidal-flowed, but which were not then tidal-flowed at any time for a period of 40 years, were not to be subject to State claim unless the State has specifically defined and asserted a claim within one year period ending November 2, 1982. As a result, the State published maps of the eastern (Atlantic) coast of New Jersey depicting claims to portions of many properties, including certain properties owned by ACE. ACE believes it has good title to such properties and will defend its title, or will obtain such grants from the State as may ultimately be required. The cost to acquire any such grants may be covered by title insurance policies. Assuming that all of such State claims were determined adversely to ACE, they would relate to land, which, together with the improvements thereon, would amount to less than 1% of net utility plant. No maps depicting State claims to property owned by ACE on the western (Delaware River) side of New Jersey were published within one year period mandated by the constitutional amendment. Nevertheless, ACE believes it has obtained all necessary grants from the State for its improved properties along the Delaware River.

Item 3. Legal Proceedings

  See Note 13 to ACE's 1998 Consolidated Financial Statements included in Part II, Item 8, for information concerning ACE's lawsuit against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators.

Item 4. Submission of Matters to a Vote of Security Holders

  A special meeting of ACE shareholders was held on October 14, 1998 to approve an amendment to ACE's Charter. Shareholders voted to eliminate paragraph (7)(B)(c) of Article III of the Charter, removing a restriction on the amount of securities representing unsecured indebtedness issuable by ACE. Votes cast on the proposal were as follows:

                                                   Number of Shares
                                        --------------------------------------
                                        Outstanding    For     Against Abstain
                                        ----------- ---------- ------- -------
Common Securities:                      18,320,937  18,320,937   --      --
Preferred Securities:
Cumulative Preferred Stock ($100 Par
 Value)
 4% Series.............................     77,000      59,223   232     150
 4.10% Series..........................     72,000      71,496   --      --
 4.35% Series..........................     15,000      12,183   --      --
 4.35% 2nd Series......................     36,000      35,672   --      --
 4.75% Series..........................     50,000      45,550   --      --
 5.00% Series..........................     50,000      46,455   100     --
No Par Preferred Stock
 $7.80 Series..........................    239,500     239,500   --      --

                        ATLANTIC CITY ELECTRIC COMPANY

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  All shares of ACE's common stock are owned by Conectiv, its parent company.

  ACE is subject to certain limitations on the payment of dividends to Conectiv. Whenever full dividends on preferred stock have been paid for all past periods, ACE may pay dividends on its common stock from funds legally available for such purpose. Until all cumulative dividends have been paid upon all series of preferred stock and until certain required sinking fund redemptions of such preferred stock have been made, no dividend or other distribution may be paid or declared on the common stock of ACE. In addition, as long as any preferred stock is outstanding, ACE may not pay dividends to Conectiv if, after giving effect to such payment or distribution, the capital of ACE represented by its common stock, together with its surplus as then stated on its books of account, shall in the aggregate, be less than the involuntary liquidation value of the then outstanding shares of preferred stock.

                        ATLANTIC CITY ELECTRIC COMPANY

ITEM 6. SELECTED FINANCIAL DATA


                          1998(1)    1997(2)      1996       1995     1994(3)
                          -------    -------      ----       ----     -------
                                         (Thousands of Dollars)
Operating Results and
 Data
Operating Revenues...... $1,037,613 $1,084,890 $  989,647 $  954,783 $  913,226
Operating Income........ $  108,868 $  190,052 $  165,120 $  194,687 $  135,660
Net Income.............. $   30,276 $   85,747 $   75,017 $   98,752 $   93,174
Earnings Applicable to
 Common Stock........... $   29,385 $   80,926 $   65,113 $   84,125 $   76,458
Capitalization
Variable Rate Demand
 Bonds (VRDB)(4)........ $   22,600 $   22,600         --         --         --
Long-term Debt..........    791,127    811,144    802,245    802,356    763,289
Preferred Stock of
 Subsidiaries
 Subject to Mandatory
 Redemption.............    118,950    103,950    113,950    114,750    149,250
 Not Subject to
  Mandatory Redemption..      6,231     30,000     30,000     40,000     40,000
Common Stockholder's
 Equity.................    730,093    783,033    778,425    796,042    796,260
                         ---------- ---------- ---------- ---------- ----------
Total Capitalization
 with VRDB.............. $1,669,001 $1,750,727 $1,724,620 $1,753,148 $1,748,799
                         ========== ========== ========== ========== ==========
Other Information
Total Assets............ $2,367,222 $2,436,755 $2,460,741 $2,459,104 $2,418,784
Long-term Capital Lease
 Obligations............ $   19,523 $   24,077 $   24,212 $   25,277 $   26,102
Capital Expenditures.... $   71,342 $   80,896 $   88,914 $  100,904 $  119,961
Common Dividends
 Declared(5)............ $   81,450 $   80,857 $   82,163 $   81,239 $   83,482

--------
(1) As discussed in Note 4 to ACE's 1998 Consolidated Financial Statements, in 1998, employee separation and other Merger-related charges reduced operating income $79.1 million and net income $47.2 million.
(2) In 1997, employee separation and other Merger-related charges reduced operating income $22.6 million and net income $15.6 million.
(3) In 1994, employee separation programs reduced operating income $26.6 million and net income $17.3 million.
(4) Although Variable Rate Demand Bonds are classified as current liabilities, ACE intends to use the bonds as a source of long-term financing as discussed in Note 9 to ACE's 1998 Consolidated Financial Statements.
(5) Amounts shown as total, rather than on a per-share basis, since ACE is a wholly-owned subsidiary of Conectiv.

                        ATLANTIC CITY ELECTRIC COMPANY

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merger

  On March 1, 1998, Atlantic City Electric Company (ACE) and Delmarva Power & Light Company (DPL) became wholly-owned subsidiaries of Conectiv (the Merger). Before the Merger, Atlantic Energy, Inc. (Atlantic) owned ACE and nonutility subsidiaries. As a result of the Merger, Atlantic no longer exists and Conectiv owns (directly or indirectly) ACE, DPL and the nonutility subsidiaries formerly held separately by Atlantic and DPL. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

  In 1998, enhanced retirement offers and other employee separation programs were utilized to reduce the workforce by 354 positions. The employee separation programs and other Merger-related costs resulted in a $61.1 million pre-tax charge to expense (or $36.6 million after taxes) in 1998 and a $22.2 million pre-tax charge to expenses (or $15.6 million after taxes) in 1997.

  Certain of ACE's operational and administrative facilities are being sold due to consolidation of ACE's and DPL's facilities pursuant to the Merger. The estimated fair market value of the assets held for sale is $18.0 million less than their aggregate carrying value of $32.7 million at December 31, 1998. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ACE has recorded an estimated impairment loss of $18.0 million ($10.6 million net of taxes).

Earnings Results Summary

  ACE's earnings applicable to common stock were $29.4 million for 1998, compared to $80.9 million for 1997, a $51.5 million decrease. Excluding the Merger-related charges discussed above, ACE earned $76.6 million in 1998 compared to $96.5 million in 1997. This $19.9 million earnings decrease was primarily attributed to higher operations and maintenance expenses.

  Excluding the Merger-related charge of $15.6 million in 1997, earnings increased to $96.5 million in 1997 from $65.1 million in 1996. The $31.4 million earnings increase was due to lower operations and maintenance expenses and higher electric revenues, net of fuel, energy and capacity costs. In 1997, ACE's share of operations and maintenance expenses associated with an extended outage at Salem Nuclear Generating Station (Salem) was limited by an agreement which settled ACE's related suit against the Salem operator, Public Service Electric & Gas (PSE&G).

Electric Utility Industry Restructuring

  As discussed below, the electric utility industry is being deregulated in New Jersey. Generally, the restructuring will deregulate the supply component of the price charged to a customer for electricity, and electricity suppliers will compete to supply electricity to customers. Customers will continue to pay the local utility a regulated price for the delivery of the electricity over the transmission and distribution system.

  Stranded costs are costs which may not be recoverable in a competitive energy supply market due to lower prices or customers choosing a different supplier. Stranded costs generally include above-market costs associated with generation facilities or long-term purchased power agreements, and regulatory assets. ACE has quantified stranded costs in a New Jersey regulatory filing and has proposed a plan seeking approval for recovery of those costs from customers during the transition to a competitive market.

  When the New Jersey Board of Public Utilities (NJBPU) issues an order specifically addressing deregulation in ACE's service territory, ACE will cease applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to its electricity supply business. To the extent that the NJBPU's order provides for recovery of stranded costs through cash flows from the regulated transmission and distribution business, the stranded costs would continue to be recognized as assets under SFAS No. 71. Any stranded costs (including regulatory assets) for which cost recovery is not provided would be expensed.

  The amount of stranded costs ultimately recovered from utility customers, if any, and the full impact of New Jersey legislation deregulating the electric utility industry, as discussed below, cannot be predicted. Also, the quantification of stranded costs under existing generally accepted accounting principles (GAAP) differs from methods used in regulatory filings. Among other differences, GAAP precludes recognition of the gains on plants (or purchased power contracts) not impaired, but requires write down of the plants that are impaired. Due to these considerations, market conditions, timing and other factors, ACE's management currently cannot predict the ultimate effects that electric utility industry deregulation may have on the financial statements of ACE, although deregulation may have a material adverse effect on ACE's results of operations.

New Jersey Legislation

  The "Electric Discount and Energy Competition Act" (the Act) was signed into law by the Governor of New Jersey on February 9, 1999. The Act provides for retail choice of electricity suppliers; deregulation of electric rates and other competitive services, such as metering and billing; separation of competitive and regulated services; unbundling of rates for electric service; and licensing of electric and gas suppliers. August 1, 1999 is the effective starting date for each utility to provide retail choice of electricity suppliers to all of its customers.

  The Act requires each electric utility to reduce its rates by at least 5% at the start of retail choice and by 10% within 36 months of the start of choice. If the NJBPU determines that a rate decrease of more than 10% is warranted, a "just and reasonable" financial test is applied. The mandated rate reductions must be sustained through the end of the 48th month after choice begins. The Act requires that the rate reductions be measured against the rates in effect on April 30, 1997. The rate reductions mandated by the Act could have a material adverse effect upon the results of operations of ACE.

  In connection with the deregulation of electric rates, the Act authorizes the NJBPU to permit electric public utilities to recover the full amount of their stranded costs through a non-bypassable market transition charge, as long as the mandated rate reductions are achieved. The NJBPU will determine the utility's stranded cost amount. The NJBPU-determined stranded cost amount will be subject to periodic recalculation and true-up over the recovery period. The Act establishes an 8-year recovery period for stranded costs associated with owned generation. The recovery period can be extended by the NJBPU so as to allow for the full recovery of the stranded costs and the meeting of mandated rate reductions. The recovery period for stranded costs associated with purchased power contracts is to be the remainder of the contract term. In addition, the Act would allow for the issuance of transition bonds to finance portions of a given utility's stranded costs, as determined to be appropriate by the NJBPU. All savings generated through the use of such transition bonds are to be provided to the customers through rate reductions.

  The Act establishes the current incumbent utility as the provider of "default service" or Basic Generation Service (BGS) for a period of 3 years. Future proceedings will be held to determine if the provision of BGS should be made competitive. The Act contains numerous provisions regarding the providing of competitive services by each utility. The primary focus is to ensure that there is no cross subsidization from the utility to competitive entities. The NJBPU also is required to develop fair competition standards and conduct an audit to determine that the utilities are in compliance with those standards. The Act gives the NJBPU the authority to order a utility to divest its generating assets if it is determined through a hearing that competition or customers are being adversely affected by plant location, market power or non-competitive rates. The NJBPU may require that the generation function be separated from a utility's non-competitive functions.

  The NJBPU is authorized to establish standards for the licensing of energy suppliers, standards for switching customers from one supplier to another, and standards for issues such as credit and collections. The Act also contains provisions for protecting workers displaced by the impacts of the restructuring of the utility industry.

Stranded Cost Filing

  Electric utilities in New Jersey, including ACE, previously filed stranded cost estimates and unbundled rates, as required by the NJBPU. On August 19, 1998, an Administrative Law Judge (ALJ) from the New Jersey Office of Administrative Law issued an initial decision on ACE's stranded costs and unbundled rate filing. The ALJ, in reviewing ACE's filing, recognized that ACE's stranded costs were $812 million for nonutility generation contracts and $397 million for owned generation. The ALJ made no specific recommendations on rate issues. A final NJBPU decision on this filing is expected by mid-1999.

Price Regulation of Energy Revenues

  Through 1998, customer rates for non-energy costs have been established in past base rate proceedings before the NJBPU. Changes in non-energy (or base rate) revenues due to volume, or rate changes, generally affect the earnings of ACE. Energy costs, including fuel and purchased energy, are currently billed to ACE's rate-regulated customers under ACE's Levelized Energy Clause
(LEC) rates. These energy rates are adjusted annually for cost changes and are subject to review by the NJBPU. "Energy revenues," or energy costs billed to customers, do not generally affect net income, because the amount of under- or over-recovered energy costs is generally deferred until it is subsequently recovered from or returned to ACE's rate-regulated customers.

  The LEC is expected to be superceded by provisions contained in the Act which permit BGS suppliers full and timely recovery of their costs. The Act also authorizes the NJBPU to permit deferral and subsequent recovery of BGS costs if necessary for attainment of the rate reductions required by the Act. Regulations governing BGS are expected to be promulgated by the NJBPU prior to beginning retail choice of electricity suppliers in New Jersey.

  Electric revenues also include interchange delivery revenues, which result primarily from the sale of electricity to other electricity suppliers in the Pennsylvania-New Jersey-Maryland Interconnection, which is an electric power pool. Interchange delivery revenues are currently reflected in the calculation of rates charged to customers under the LEC and, thus, do not affect net income.

  Revenues are also earned from sales not subject to price regulation. These sales include off-system bulk commodity sales and retail energy sales.

Electric Revenues

  In 1998, the percentage of electric retail revenues contributed by the various retail customer classes were as follows: residential 47.3%; commercial 41.1%; industrial 11.0%; and other 0.6%.

  Details of the changes in the various components of electric revenues, from prior years, are shown below.

                                                               1998     1997
                                                             Variance Variance
   (dollars in millions)                                     -------- --------
   Non-energy (base rate) revenues:
    Change in New Jersey tax law............................  $(54.1)  $  --
    Merger-related base rate decrease.......................   (13.3)     --
    Other postretirement benefits (OPEB) costs base rate
     increase...............................................     5.0      --
    All other variances.....................................     1.3     4.9
                                                              ------   -----
     Subtotal...............................................   (61.1)    4.9
   Energy revenues..........................................    22.4    13.0
   Interchange revenues.....................................    45.5    (3.9)
   Revenues not subject to price regulation.................   (40.4)   70.2
                                                              ------   -----
     Total..................................................  $(33.6)  $84.2
                                                              ======   =====

  The $54.1 million decrease in electric revenues which was due to changes in the New Jersey tax law related to sales of electricity did not affect earnings due to corresponding reductions in taxes other than income taxes. Sales and use taxes billed to customers in 1998 are recorded as a current liability, whereas in prior years, certain other state taxes (which were replaced, in part, by the sales and use taxes) were recorded as revenues. The $13.3 million Merger-related base rate decrease shown above resulted from sharing with utility customers the expected Merger-related cost savings, as discussed under "Other Rate Matters" in Note 5 to the Consolidated Financial Statements. The $5.0 million base rate increase for OPEB is for recovery of the non-cash portion of OPEB costs deferred during 1993-1997.

  "All other variances" in electric non-energy revenues primarily reflect growth in retail kilowatt-hour (kWh) sales and the number of customers. Total retail kWh sales increased 3.4% in 1998. Sales growth in 1998 was particularly strong in the commercial and industrial sectors, with increases of 5.3% and 4.4%, respectively. Lower "other electric revenues" in 1998 partly offset the additional revenues from sales growth. Other electric revenues are primarily from non-regulated energy-related activities, such as, indoor and outdoor lighting programs, appliance warranty programs and other energy services, which are now being conducted through other Conectiv subsidiaries.

  The 1997 increase for "All other variances" primarily reflects a 1996 $13.0 million refund to customers, which resulted from a stipulation agreement related to Salem (as discussed in Note 13 to the Consolidated Financial Statements), which was substantially offset by ACE's NJBPU-approved Off-Tariff Rate Adjustments (OTRAs). OTRAs are special reduced rates offered by ACE to large customers, which aggregated $10.5 million for 1997.

  As discussed under "Price Regulation of Energy Revenues," energy and interchange delivery revenues generally do not affect net income.

  Revenues not subject to price regulation decreased $40.4 million in 1998 because non-price regulated bulk power sales have been conducted solely through DPL subsequent to the Merger in order to achieve synergies. In 1997, revenues from non-price regulated sales increased $70.2 million because ACE entered the bulk power market in late-1996 and expanded sales during 1997. The margin provided by the wholesale market revenues in excess of the related energy costs is relatively small due to the competitive nature of bulk power sales.

 Other Services Revenues

  Other services revenues represent non-regulated energy related services, including energy management services. Effective with the Merger, most of these services are being provided by other Conectiv subsidiaries.

 Operation and Maintenance Expenses

  Operation and maintenance expenses increased $29.1 million for 1998. An actuarial valuation of ACE's pension plan liability based on updated assumptions and data resulted in a $5.9 million pension expense increase; the remaining increase in operation and maintenance expenses was due primarily to lower capitalized expenses and increased contracted services.

  In 1997, operation and maintenance expenses decreased $27.7 million primarily due to reduced Salem outage expenses. An agreement which settled ACE's lawsuit against PSE&G limited ACE's 1997 share of Salem's operation and maintenance expenses.

 Depreciation Expense

  In 1998, ACE began amortizing OPEB costs deferred during 1993-1997 and depreciating new assets, including business, financial, and human resource management systems. Primarily due to these factors, depreciation expense increased $12.3 million in 1998.

 Taxes Other Than Income Taxes

  Taxes other than income taxes decreased $65.2 million for 1998 due primarily to the changes in the New Jersey tax laws which eliminated the state gross receipts and franchise tax. Earnings generally were not affected by this decrease due to related reductions in electric revenues resulting from the tax law change. See Note 3 to the Consolidated Financial Statements for further details on the tax law change.

 Gain on Preferred Stock Redemption

  In October 1998, ACE purchased and retired 237,232 shares, or $23.7 million of various series of mandatorily redeemable preferred stock, which had an average dividend rate of 4.4%. ACE purchased these shares at a discount, which resulted in a gain of $2.5 million that is included in ACE's 1998 results of operations.

 Year 2000

  The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates during and beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A Conectiv project team, originally started in 1996 by ACE, is assisting line management in addressing the issue of computer programs and embedded systems not properly recognizing the Year 2000. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. There are substantial challenges in identifying and correcting the many computer and embedded systems critical to generating and delivering power and providing other services to customers.

  The project team is using a phased approach to managing its activities. The first phase is inventory and assessment of all systems, equipment, and processes. Each identified item is given a criticality rating of high, medium or low. Those items rated as high or medium are then subject to the second phase of the project. The second phase is determining and implementing corrective action for the systems, equipment and processes, and concludes with a test of the unit being remediated. The third phase is system testing and compliance certification. Additionally, the project team will be updating existing outage contingency plans to address Year 2000 issues.

  Overall, Conectiv's Year 2000 Project covers approximately 140 different systems (some with numerous components) that had been originally identified as high or medium in criticality. However, only 21 of those 140 systems are essential for Conectiv to provide electric and gas service to its customers. The Year 2000 Project team will be focusing on these 21 systems, with additional work on other systems continuing based on their relative importance to Conectiv's business.

  The following chart sets forth the current estimated completion percentage of the 140 different systems in the Year 2000 Project by major business group, and for the information technology systems used in managing Conectiv's businesses. Conectiv expects significant progress in remediation and testing over the next quarter based on work that is in process and material that is being ordered.

                                                     Corrective
                                       Inventory and Action/Unit System Testing/
     Business Group                     Assessment     Testing     Compliance
     --------------                    ------------- ----------- ---------------
     Business systems.................        95%          85%           65%
     Power production.................        95%          30%           30%
     Electricity distribution.........        95%          10%            5%
     Gas delivery.....................        95%          60%           60%
     Competitive services.............    90%-95%      30%-80%       30%-80%

  ACE is also contacting vendors and service providers to review remediation of their Year 2000 issues. Many aspects of ACE's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow ACE to generate electricity.

  Distribution of electricity is dependent on the overall reliability of the electric grid. ACE is cooperating with the North American Electric Reliability Council (NERC) and the PJM Interconnection in Year 2000 remediation and remediation planning efforts, and has accelerated its Year 2000 Project timeline to be generally in-line with the recommendations of those groups. At this time, a few generating units are scheduled for remediation and testing in September to coincide with previously scheduled outages. Recent reports issued by the NERC indicate a diminished risk of disruption to the electric grid caused by Year 2000 issues.

  Conectiv has incurred approximately $3 million in costs for the Year 2000 Project. Current estimates of the costs for the Year 2000 Project range from $10 million to $15 million. These estimates could change significantly as the Year 2000 Project progresses. The costs set forth above do not include several significant expenditures covering new systems, such as ACE's SAP business, financial and human resources management system and an Energy Control System. While the introduction of these new systems effectively remediated Year 2000 problems in the systems they replaced, ACE has not previously reported the expenditures on these systems in its costs for the Year 2000 Project.

  Since the project team is still in the process of assessing and correcting impacted systems, equipment and processes, ACE cannot currently determine whether the Year 2000 issue might cause disruptions to its operations and have impacts on related costs and revenues. ACE assesses the status of the Year 2000 Project on at least a monthly basis to determine the likelihood of business disruptions. Based on its own Year 2000 Project, as well as, reports from NERC and other utilities, ACE's management believes that it is unlikely that significant Year 2000 related disruptions will occur. However, any substantial disruption to ACE's operations could negatively impact ACE's revenues, significantly impact its customers and could generate legal claims against ACE. ACE's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

Liquidity and Capital Resources

  ACE's principal sources of capital are internally generated funds (net cash provided by operating activities, less common and preferred dividends) and external funds. The principal capital requirements of ACE are construction expenditures, the repayment of debt and capital lease obligations.

  Internally generated funds were $157.7 million for 1998, $87.0 million for 1997 and $127.4 million for 1996. The yearly fluctuations in internally generated funds were primarily due to changes in working capital and in fuel revenues, net of energy and capacity costs. Internally generated funds provided 221%, 108%, and 143%, respectively, of the cash required for construction expenditures for 1998, 1997 and 1996. Cash construction expenditures were $71.3 million for 1998, $80.9 million for 1997 and $88.9 million for 1996.

  On an interim basis, ACE finances construction costs and other capital requirements in excess of internally generated funds through the issuance of unsecured short-term debt, consisting of commercial paper and notes from banks. As of December 31, 1998, ACE had authority to issue $150 million in short-term debt, all of which was available. ACE also has two separate uncommitted lines of credit in the amount of $25 million and $20 million, respectively. The facilities are renewable annually and bear interest at variable rates.

  Common dividends paid to Conectiv in 1998 were $81.5 million. Common dividends paid to Atlantic in 1997 and 1996 were $80.9 million and $82.2 million, respectively.

  Presented below are sources and uses of capital from ACE's debt and equity securities.

                                   1998             1997            1996
                                   ----             ----            ----
     Debt/Equity              Issued Redeemed  Issued Redeemed Issued Redeemed
     -----------              ------ --------  ------ -------- ------ --------
                                           (dollars in millions)
     Short term debt......... $   -- $ (72.1)  $ 7.2   $   --  $ 34.4 $    --
     Long term debt..........   85.0   (58.6)   87.6    (74.1)     --   (12.3)
     Preferred stock &
      securities.............   25.0   (33.8)     --    (20.0)   70.0   (98.9)
                              ------ -------   -----   ------  ------ -------
                              $110.0 $(164.5)  $94.8   $(94.1) $104.4 $(111.2)
                              ====== =======   =====   ======  ====== =======

  In January 1998, ACE issued $85 million of medium-term notes and used $50 million of the proceeds to redeem medium-term notes, which matured in January 1998.

  In May 1998, ACE repaid at maturity $6.0 million of 5.5% Medium-Term Notes and $2.5 million of 7.25% Debentures.

  In August 1998, ACE redeemed 100,000 shares of its $8.20 No Par Preferred Stock at $100 per share, or $10.0 million in total (the book value of the preferred stock).

  In October 1998, ACE redeemed $23.7 million of preferred stock not subject to mandatory redemption, which had an average dividend rate of 4.4%. In November 1998, a subsidiary trust of ACE issued $25 million of 7 3/8% preferred securities subject to mandatory redemption. On a consolidated basis, Conectiv receives a tax benefit, which is equivalent to the tax effect of a deduction for the trust's distributions on the preferred securities.

  The scheduled maturities and sinking fund requirements of debt and preferred securities for the next five years are presented below.

                                                              Preferred
     Year                                              Debt   Securities  Total
     ----                                              ----   ----------  -----
                                                        (Dollars in Thousands)
     1999............................................ $30,075       --   $30,075
     2000............................................ $46,075       --   $46,075
     2001............................................ $40,075  $11,500   $51,575
     2002............................................ $50,075  $11,500   $61,575
     2003............................................ $70,075  $   950   $71,025

  ACE's capital structure as of December 31, 1998 and 1997, expressed as a percentage of total capitalization is shown below.

                                                                     1998  1997
                                                                     ----  ----
      Long-term debt and variable rate demand bonds................. 48.8% 47.6%
      Preferred securities..........................................  7.5%  7.7%
      Common stockholder's equity................................... 43.7% 44.7%

  ACE's estimated requirements during 1999 for capital expenditures are $85 million. The uncertainty of the impact of electric utility industry restructuring, and the extent to which ACE retains or divest certain of its assets, including generating plants, will affect the ultimate amount of capital expenditures and the amount of external funds required in excess of internally generated funds. ACE's management expects that external funds will be derived from the sale of long-term debt, as required.

Quantitative and Qualitative Disclosures About Market Risks

  The following discussion contains "forward looking statements." These projected results have been prepared based upon certain assumptions considered reasonable given the information currently available to ACE. Nevertheless, because of the inherent unpredictability of interest rates and equity market prices as well as other factors, actual results could differ materially from those projected in such forward-looking information.

 Interest Rate Risk

  ACE is subject to the risk of fluctuating interest rates in the normal course of business. ACE manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. As of December 31, 1998, a hypothetical 10% change in interest rates would not have a material impact on the results of operations of ACE.

 Equity Price Risk

  ACE maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning. (See Note 15 to the Consolidated Financial Statements.) These funds are invested primarily in domestic and international equity securities, fixed-rate, fixed income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, ACE is maximizing the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in ACE's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed income securities are exposed to changes in interest rates. ACE actively monitors its portfolio by benchmarking the performance of its investments against certain indexes and by maintaining, and periodically reviewing, established target asset allocation percentages of the assets in the trusts. Because the accounting for nuclear decommissioning recognizes that costs are recovered through electric rates, fluctuations in equity prices and interest rates, while affecting the carrying value of the investments, are offset by the effects of regulation and therefore do not affect earnings.

 Commodity Price Risk

  Due to the LEC, as discussed under "Price Regulation of Energy Revenues" and in Note 1 to the Consolidated Financial Statements, ACE's exposure to commodity price risk is immaterial to ACE's results of operations.

Forward-Looking Statements

  The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward looking statements to encourage such disclosure without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs, as well as, assumptions made by and information currently available to management. When used herein, the words "will," "anticipate," "estimate," "expect," "objective," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth; federal and state regulatory actions; costs of construction; operating restrictions; increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. ACE undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by ACE prior to the effective date of the Litigation Reform Act.

                        ATLANTIC CITY ELECTRIC COMPANY

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             REPORT OF MANAGEMENT

  Management is responsible for the information and representations contained in the consolidated financial statements of Atlantic City Electric Company
(ACE). Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles, based upon currently available facts and circumstances and management's best estimates and judgments of the expected effects of events and transactions.

  ACE and its subsidiary companies maintain a system of internal controls designed to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written administrative policies, a program of internal audits, and procedures to assure the selection and training of qualified personnel.

  PricewaterhouseCoopers LLP, independent accountants, are engaged to audit the financial statements and express their opinion thereon. Their audits are conducted in accordance with generally accepted auditing standards which include a review of selected internal controls to determine the nature, timing, and extent of audit tests to be applied.

  Conectiv's Audit Committee of the Board of Directors, composed of outside directors only, meets with management, internal auditors, and independent accountants to review accounting, auditing, and financial reporting matters. The independent accountants are appointed by the Board on recommendation of the Audit Committee, subject to stockholder approval.

/s/ Howard E. Cosgrove                    /s/ John C. van Roden
--------------------------                --------------------------
Howard E. Cosgrove                        John C. van Roden
Chairman of the Board                     Senior Vice President and
and Chief Executive Officer               Chief Financial Officer

February 5, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Atlantic City Electric Company
Wilmington, Delaware

  In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page IV-1 present fairly, in all material respects, the financial position of Atlantic City Electric Company and subsidiary companies as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) on page IV-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
--------------------------
PricewaterhouseCoopers LLP
2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 5, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Atlantic City Electric Company
Wilmington, Delaware

  We have audited the accompanying consolidated balance sheet of Atlantic City Electric Company and subsidiary as of December 31, 1997 and the related consolidated statements of income, changes in common stockholder's equity, and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule for years ended December 31, 1997 and 1996 listed in the Index as Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atlantic City Electric Company and subsidiary at December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the years ended December 31, 1997 and 1996, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
-----------------------
Deloitte & Touche LLP
February 2, 1998 (March 1, 1998, as to Note 4)
Parsippany, New Jersey

                         ATLANTIC CITY ELECTRIC COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)

                                           For the Year Ended December 31,
                                           -------------------------------
                                             1998         1997        1996
                                             ----         ----        ----
Operating Revenues
Electric................................. $ 1,034,894  $ 1,068,534  $ 984,360
Other Services...........................       2,719       16,356      5,287
                                          -----------  -----------  ---------
                                            1,037,613    1,084,890    989,647
                                          -----------  -----------  ---------
Operating Expenses
Electric Fuel and Purchased Power........     308,943      293,457    225,185
Cost of Sales--Other Services............       5,465       13,566      6,742
Purchased Electric Capacity..............     173,741      180,250    179,282
Employee Separation and Other Merger-
 Related Costs...........................      61,091       22,246         --
Merger-Related Impairment Loss on Assets
 Held for Sale...........................      18,000           --         --
Operation and Maintenance................     206,951      177,875    205,615
Depreciation.............................     112,711      100,412     97,262
Taxes Other Than Income Taxes............      41,843      107,032    110,441
                                          -----------  -----------  ---------
                                              928,745      894,838    824,527
                                          -----------  -----------  ---------
Operating Income.........................     108,868      190,052    165,120
                                          -----------  -----------  ---------
Other Income
Allowance for Equity Funds Used During
 Construction............................         593          815        879
Other Income.............................       8,028       14,595     11,275
                                          -----------  -----------  ---------
                                                8,621       15,410     12,154
                                          -----------  -----------  ---------
Interest Expense
Interest Charges.........................      63,940       64,501     64,847
Allowance for Borrowed Funds Used During
 Construction and Capitalized Interest...        (957)      (1,003)      (976)
                                          -----------  -----------  ---------
                                               62,983       63,498     63,871
                                          -----------  -----------  ---------
Dividends on Preferred Securities of
 Subsidiary Trusts.......................       6,052        5,775      1,428
                                          -----------  -----------  ---------
Income Before Income Taxes...............      48,454      136,189    111,975
                                          -----------  -----------  ---------
Income Taxes.............................      18,178       50,442     36,958
                                          -----------  -----------  ---------
Net Income...............................      30,276       85,747     75,017
                                          -----------  -----------  ---------
Dividends on Preferred Stock.............       3,436        4,821      9,904
Gain on Preferred Stock Redemption.......       2,545           --         --
                                          -----------  -----------  ---------
Earnings Applicable to Common Stock...... $    29,385  $    80,926  $  65,113
                                          ===========  ===========  =========

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                             For the Year Ended December 31,
                                             -------------------------------
                                                1998       1997        1996
                                                ----       ----        ----
Cash Flows from Operating Actvities
Net Income.................................  $   30,276  $  85,747  $   75,017
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and Amortization.............     117,285    109,000     104,408
 Investment Tax Credit Adjustments, Net....      (1,690)    (2,534)     (2,534)
 Deferred Income Taxes, Net................     (37,915)     3,330       3,982
 Deferred Energy Costs.....................      43,001      6,105      (2,095)
 Prepaid State Sales Taxes.................     (19,522)        --          --
 Prepaid State Excise Taxes................       3,248      3,321       3,628
 Unrecovered State Excise Taxes............       9,560      9,560       9,560
 Employee Separation and Merger-Related
  Costs....................................      16,147         --          --
Net Change in:
 Accounts Receivable.......................        (500)    (5,536)      5,795
 Inventories...............................       5,077      3,365      (2,523)
 Accounts Payable..........................      18,765    (14,370)      2,814
 Other Current Assets and Liabilities (1)..      19,198    (10,245)     (2,525)
Impairment Loss on Assets Held for Sale....      18,000         --          --
Other, Net.................................      21,687    (15,052)     23,960
                                             ----------  ---------  ----------
Net Cash Provided by Operating Activities..     242,617    172,691     219,487
                                             ----------  ---------  ----------
Cash Flows from Investing Activities
Capital Expenditures.......................     (71,342)   (80,896)    (88,914)
Nuclear Decommissioning Trust Fund
 Deposits..................................      (6,424)    (6,424)     (6,424)
Other, Net.................................      (1,040)     2,916      (9,283)
                                             ----------  ---------  ----------
Net Cash Used by Investing Activities......     (78,806)   (84,404)   (104,621)
                                             ----------  ---------  ----------
Cash Flows from Financing Activities
Dividends:
 Common Stock..............................     (81,450)   (80,857)    (82,163)
 Preferred Stock...........................      (3,436)    (4,821)     (9,904)
Issuances:
 Long-term Debt............................      85,000     87,600          --
 Preferred Securities......................      25,000         --      70,000
Redemptions:
 Long-term Debt............................     (58,575)   (74,066)    (12,266)
 Preferred Stock...........................     (33,769)   (20,000)    (98,876)
Principal Portion of Capital Lease
 Payments..................................     (12,295)    (8,588)     (7,146)
Net Change in Short-term Debt..............     (72,100)     7,150      34,405
Other, Net.................................      (4,184)     2,616      (3,879)
                                             ----------  ---------  ----------
Net Cash Used by Financing Activities......    (155,809)   (90,966)   (109,829)
                                             ----------  ---------  ----------
Net Change in Cash and Cash Equivalents....       8,002     (2,679)      5,037
Cash and Cash Equivalents at Beginning of
 the Year..................................      20,765     23,444      18,407
                                             ----------  ---------  ----------
Cash and Cash Equivalents at End of the
 Year......................................  $   28,767  $  20,765  $   23,444
                                             ==========  =========  ==========

--------
(1) Other than debt and deferred income taxes classified as current.

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS

                                                              December 31,
                                                              ------------
                                                             1998       1997
                                                             ----       ----
Current Assets
Cash and Cash Equivalents................................ $   28,767 $   20,765
Accounts Receivable .....................................    130,148    129,648
Allowance for Doubtful Accounts..........................    (3,500)    (3,500)
Inventories, at Average Cost:
 Fuel (Coal and Oil).....................................     27,233     29,159
 Materials and Supplies..................................     21,296     20,893
Deferred Energy Costs....................................         --     27,424
Prepaid New Jersey Sales and Excise Tax..................     20,078      3,804
Deferred Income Taxes, Net...............................      7,735         --
Other Prepayments........................................      4,420      3,949
                                                          ---------- ----------
                                                             236,177    232,142
                                                          ---------- ----------
Investments
Funds Held by Trustee....................................    102,765     88,743
Other Investments........................................        112          9
                                                          ---------- ----------
                                                             102,877     88,752
                                                          ---------- ----------
Property, Plant, and Equipment
Electric Utility Plant...................................  2,600,699  2,591,825
Less: Accumulated Depreciation...........................  1,007,106    945,921
                                                          ---------- ----------
Net Utility Plant in Service.............................  1,593,593  1,645,904
Utility Construction Work-in-Progress....................     97,955    106,806
Leased Nuclear Fuel, at Amortized Cost...................     35,003     38,795
Nonutility Property, Net.................................      8,207      8,517
                                                          ---------- ----------
                                                           1,734,758  1,800,022
                                                          ---------- ----------
Deferred Charges and Other Assets
Unrecovered Purchased Power Costs........................     48,274     66,264
Deferred Recoverable Income Taxes........................    102,223     85,858
Unrecovered State Excise Taxes...........................     35,594     45,154
Deferred Debt Refinancing Costs..........................     28,043     30,002
Deferred Other Postretirement Benefit Costs..............     34,978     37,476
Unamortized Debt Costs...................................     14,141     13,416
Prepaid Pension Benefit..................................         --      8,390
Other....................................................     30,157     29,279
                                                          ---------- ----------
                                                             293,410    315,839
                                                          ---------- ----------
Total Assets............................................. $2,367,222 $2,436,755
                                                          ========== ==========

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                         CAPITALIZATION AND LIABILITIES

                                                               December 31,
                                                               ------------
                                                              1998       1997
                                                              ----       ----
Current Liabilites
Short-term Debt..........................................  $       -- $   55,675
Long-term Debt Due Within One Year.......................      30,075         --
Variable Rate Demand Bonds...............................      22,600     22,600
Accounts Payable.........................................      54,315     37,779
Interest Accrued.........................................      14,774     19,562
Dividends Payable........................................      22,236     21,215
Taxes Accrued............................................      22,916      5,922
Current Capital Lease Obligation.........................      15,728     15,653
Accrued Employee Separation & Other Merger-related
 Costs...................................................       9,554         --
Deferred Energy Costs....................................      15,577         --
Deferred Income Taxes, Net...............................          --      9,974
Other....................................................      28,771     37,226
                                                           ---------- ----------
                                                              236,546    225,606
                                                           ---------- ----------
Deferred Credits and Other Liabilities
Deferred Income Taxes, Net...............................     343,429    354,127
Deferred Investment Tax Credits..........................      42,142     44,043
Long-term Capital Lease Obligation.......................      19,523     24,077
Pension Benefit Obligation...............................      10,477         --
Other Postretirement Benefit Obligation..................      44,607     37,476
Other....................................................      24,097     23,299
                                                           ---------- ----------
                                                              484,275    483,022
                                                           ---------- ----------
Capitalization
Common Stock, $3 Par Value; 25,000,000 Shares Authorized;
 Shares Outstanding; 1998 and 1997 18,320,937............      54,963     54,963
Additional Paid-in Capital...............................     493,007    493,161
Retained Earnings........................................     182,123    234,909
                                                           ---------- ----------
Total Common Stockholder's Equity........................     730,093    783,033
Preferred Stock Subject to Mandatory Redemption..........      23,950     33,950
Preferred Stock Not Subject to Mandatory Redemption......       6,231     30,000
ACE Obligated Mandatorily Redeemable Preferred Securities
 of Subsidiary Trusts Holding Solely ACE Debentures......      95,000     70,000
Long-term Debt                                                791,127    811,144
                                                           ---------- ----------
                                                            1,646,401  1,728,127
                                                           ---------- ----------
Commitments and Contingencies (Notes 11 & 12)
Total Capitalization and Liabilities.....................  $2,367,222 $2,436,755
                                                           ========== ==========

          See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY

                      CONSOLIDATED STATEMENTS OF CHANGES
                        IN COMMON STOCKHOLDER'S EQUITY
                            (Dollars in Thousands)

                                        Additional Paid-in Capital
                                        --------------------------
                                        Premium   Contri-   Capital
                                Common  Capital    buted     Stock   Retained
                                 Stock   Stock    Capital   Expense  Earnings
                                ------  -------   -------   -------  --------
Balance, December 31, 1995..... $54,963 $231,081  $259,645  $(2,131) $252,484
                                ------- --------  --------  -------  --------
Net Income.....................                                        75,017
Capital Stock Expense..........                                 486      (486)
Capital Contributed from
 Parent, Net...................                       (567)
Less Dividends:
 Preferred Stock...............                                        (9,904)
 Common Stock..................                                       (82,163)
                                ------- --------  --------  -------  --------
Balance, December 31, 1996.....  54,963  231,081   259,078   (1,645)  234,948
                                ------- --------  --------  -------  --------
Net Income.....................                                        85,747
Capital Stock Expense..........                                 108      (108)
Capital Contributed from
 Parent, Net...................                      4,539
Less Dividends:
 Preferred Stock...............                                        (4,821)
 Common Stock..................                                       (80,857)
                                ------- --------  --------  -------  --------
Balance, December 31, 1997.....  54,963  231,081   263,617   (1,537)  234,909
                                ------- --------  --------  -------  --------
Net Income.....................                                        30,276
Preferred Stock Redemption.....              (64)               199     1,824
Capital Contributed from
 Parent, Net...................                       (289)
Less Dividends:
 Preferred Stock...............                                        (3,436)
 Common Stock..................                                       (81,450)
                                ------- --------  --------  -------  --------
Balance, December 31, 1998..... $54,963 $231,017  $263,328  $(1,338) $182,123
                                ======= ========  ========  =======  ========

--------
As of December 31, 1998, ACE had 25 million authorized shares of common stock at $3 par value. Shares outstanding at December 31, 1998, 1997 and 1996 were 18,320,937.

         See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

  As discussed in Note 4 to the Consolidated Financial Statements, effective March 1, 1998, Atlantic Energy, Inc. (Atlantic), and Delmarva Power & Light
(DPL) consummated a series of merger transactions (the Merger) by which Atlantic City Electric Company (ACE) and DPL became wholly-owned subsidiaries of Conectiv.

  ACE is a public utility primarily engaged in the generation, purchase, transmission, distribution and sale of electricity. Sales of electricity include sales at regulated retail and unregulated wholesale levels. Subsequent to the Merger, unregulated wholesale or bulk power sales have been transacted through DPL, in order to achieve Merger synergies. ACE serves approximately 488,800 customers within its service territory, which covers an area of approximately 2,700 square miles within the southern one-third of New Jersey and has a population of approximately 850,000. The majority of customers are residential and commercial.

 Principles of Consolidation

  The consolidated financial statements include the accounts of ACE and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year reporting of these items.

 Regulation of Utility Operations

  ACE is subject to regulation with respect to retail electric sales by the New Jersey Board of Public Utilities (NJBPU). The Federal Energy Regulatory Commission (FERC) also has regulatory authority over certain aspects of ACE's business, including the transmission of electricity, the sale of electricity to municipalities and electric cooperatives, and interchange and other purchases and sales of electricity involving other utilities.

  ACE is subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The NJBPU occasionally provides for future recovery from customers of current period expenses. When this happens, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the utility expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by the NJBPU. See Notes 3, 5 and 14 to the Consolidated Financial Statements for additional information.

 Revenue Recognition

  At the end of each month, there is an amount of electric service rendered from the last meter reading to the month-end, which has not yet been billed to customers. The revenues associated with such unbilled services are accrued by ACE and the accrued amounts receivable for unbilled electric service were $29.7 million as of December 31, 1998 and $36.9 million as of December 31, 1997. When interim rates are placed in effect subject to refund, ACE recognizes revenues based on expected final rates.

  Revenues from "Other services" are recognized when services are performed or products are delivered.

 Nuclear Fuel

  ACE's share of nuclear fuel at the Peach Bottom Atomic Power Station (Peach Bottom), the Salem Nuclear Generating Station (Salem), and the Hope Creek Nuclear Generating Station (Hope Creek) is financed through contracts accounted for as capital leases. Nuclear fuel costs, including a provision for the future disposal of spent nuclear fuel, are charged to fuel expense on a unit-of-production basis.

 Electric Utility Plant and Allowance for Funds Used During Construction

  Electric utility plant is stated at original cost, including property additions. Generally, utility plant is subject to a First Mortgage lien. Allowance for Funds Used During Construction (AFUDC) is included in the cost of utility plant and represents the cost of borrowed and equity funds used to finance construction of new utility facilities. In the Consolidated Statements of Income, the borrowed funds component of AFUDC is reported as a reduction of interest expense and the equity funds component of AFUDC is reported as other income. AFUDC has been calculated using a semi-annually compounded rate of 8.25% for all periods.

 Depreciation

  ACE provides for straight-line depreciation based on the following: transmission and distribution property--estimated remaining life; nuclear property--remaining life of the related plant operating license in existence at the time of the last base rate case; other depreciable property--estimated average service life. Depreciation expense includes a provision for ACE's share of the estimated cost of decommissioning nuclear power plant reactors based on site-specific studies. Refer to Note 15 to the Consolidated Financial Statements for additional information on nuclear decommissioning. ACE's overall composite rate of depreciation was 3.9% for 1998 and 3.3% for 1997 and 1996. Accumulated depreciation is charged with the cost of depreciable property retired including removal costs less salvage and other recoveries.

 Funds Held by Trustee

  Funds held by trustee are stated at fair market value and primarily include deposits for nuclear decommissioning costs.

 Deferred Energy Costs

  As approved by the NJBPU, ACE has a Levelized Energy Clause (LEC) through which energy and energy-related costs (energy costs) are charged to customers. LEC rates are based on projected energy costs and prior period underrecoveries or overrecoveries. Generally, energy costs are recovered through levelized rates over the period of projection, which is usually a 12-month period. In any period, the actual amount of LEC revenues recovered from customers may be greater or less than the recoverable amount of energy costs incurred in that period. Electric Fuel and Purchased Power expenses are adjusted to match the associated LEC revenues. Any underrecovery (an asset representing energy costs incurred that are to be collected from customers) or overrecovery (a liability representing previously collected energy costs to be returned to customers) of costs is deferred on the Consolidated Balance Sheet as Deferred Energy Costs. These deferrals are recognized in the Consolidated Statement of Income during the period in which they are subsequently included in the LEC rates.

 Income Taxes

  The consolidated financial statements include two categories of income taxes--current and deferred. Current income taxes represent the amounts of tax expected to be reported on ACE's federal and state income tax returns. Deferred income taxes are discussed below.

  Deferred income tax assets and liabilities represent the tax effects of temporary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of ACE's deferred tax liability applicable to utility operations that has not been recovered from utility customers represents income taxes recoverable in the future and is shown on the Consolidated Balance Sheets as "Deferred recoverable income taxes." Deferred recoverable income taxes were $102.2 million and $85.9 million as of December 31, 1998, and 1997, respectively.

  Deferred income tax expense represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income taxes.

  Investment tax credits from utility plant purchased in prior years are reported on the Consolidated Balance Sheets as "Deferred investment tax credits." These investment tax credits are being amortized to income over the useful lives of the related utility plant.

 Energy Trading and Risk Management Activities

  Since the Merger, ACE has not used derivative financial instruments because ACE ceased its unregulated electricity trading activities. In 1997, to minimize the risk of market fluctuations associated with unregulated electricity trading, ACE entered into various transactions involving derivative financial instruments for hedging purposes. Gains or losses associated with the derivative transactions were recognized in operations in the period the derivative instrument was terminated or extinguished or ceased to be qualified as a hedge.

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities," which becomes effective in the first quarter of fiscal years beginning after June 15, 1999, unless early adoption is elected. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as assets or liabilities in the balance sheet and be measured at fair value. Under specified conditions, a derivative may be designated as a hedge. The change in the fair value of derivatives which are not designated as hedges is recognized in earnings. For derivatives designated as hedges of changes in the fair value of an asset or liability, or as a hedge of exposure to variable cash flows of a forecasted transaction, earnings are affected to the extent the hedge does not match offsetting changes in the hedged item. ACE currently cannot determine the effect that SFAS No. 133 will have on its financial statements.

 Cash Equivalents

  ACE considers all highly liquid investments and debt securities purchased with a maturity of three months or less to be cash equivalents.

 Debt Costs

  Debt premium, discount and expense are amortized over the life of the related debt. Costs associated with refinancing debt are deferred and amortized over the life of the new debt.

2. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid during the year

                                                          1998    1997    1996
     (Dollars in Thousands)                               ----    ----    ----
     Interest........................................... $68,278 $64,966 $65,269
     Taxes, net of refunds.............................. $48,215 $48,400 $36,937

3. INCOME TAXES

  ACE, as a subsidiary of Conectiv, is included in the consolidated federal income tax return of Conectiv. Income taxes are allocated to ACE based upon its taxable income or loss, determined on a separate return basis.

  The components of income tax expense for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                       1998     1997     1996
     (Dollars in Thousands)                            ----     ----     ----
     Federal:
      Current........................................ $43,133  $49,646  $35,510
      Deferred....................................... (27,694)   3,330    3,982
     State:
      Current........................................  14,650       --       --
      Deferred....................................... (10,221)      --       --
     Investment tax credit adjustments...............  (1,690)  (2,534)  (2,534)
                                                      -------  -------  -------
                                                      $18,178  $50,442  $36,958
                                                      =======  =======  =======

  The amount computed by multiplying income before tax by the federal statutory rate is reconciled below to the total income tax expense.

                                         1998           1997           1996
                                         ----           ----           ----
                                     Amount   Rate  Amount   Rate  Amount   Rate
     (Dollars in Thousands)          ------   ----  ------   ----  ------   ----
     Statutory federal income tax
      expense....................... $16,959   35%  $47,666   35%  $39,191   35%
     State income taxes, net of
      federal tax benefit...........   2,878    6        --   --        --   --
     Plant basis differences........   3,767    8     4,952    4     3,096    3
     Amortization of investment tax
      credits.......................  (1,690)  (3)   (2,534)  (2)   (2,534)  (2)
     Other, net.....................  (3,736)  (8)      358   --    (2,795)  (3)
                                     -------  ---   -------  ---   -------  ---
     Total income tax expense....... $18,178   38%  $50,442   37%  $36,958   33%
                                     =======  ===   =======  ===   =======  ===

  Effective January 1, 1998, New Jersey eliminated the Gross Receipts and Franchise Tax paid by electric, natural gas and telecommunication public utilities. In its place, utilities are now subject to the state's corporate business tax. In addition, the state's existing sales and use tax was expanded to include retail sales of electric power and natural gas. A Transitional Energy Facility Assessment Tax (TEFA) on electric and natural gas utilities will be phased-out over a five-year period. On January 1, 1999, and each of the four years thereafter, the TEFA will be reduced by 20%. When fully implemented, the tax law changes will reduce ACE's effective state tax rate from 13% to approximately 7%. Savings from these changes in New Jersey tax law will be passed through to ACE's customers.

  Items comprising deferred tax balances as of December 31, 1998 and 1997 are as follows:

                                                                1998     1997
     (Dollars in Thousands)                                     ----     ----
     Deferred tax liabilities:
     Utility plant basis differences......................... $274,773 $302,238
     Deferred recoverable income taxes.......................   35,944   30,050
     Unrecovered purchase power costs........................   12,239   16,813
     State excise taxes......................................   12,822   16,326
     Other...................................................   31,852   34,190
                                                              -------- --------
       Total deferred tax liabilities........................  367,630  399,617
                                                              -------- --------
     Deferred tax assets:
     Deferred investment tax credits.........................   22,749   23,775
     Other...................................................    9,187   11,741
                                                              -------- --------
       Total deferred tax assets.............................   31,936   35,516
                                                              -------- --------
     Total deferred taxes, net............................... $335,694 $364,101
                                                              ======== ========

4. MERGER

  On March 1, 1998, ACE and DPL became wholly-owned subsidiaries of Conectiv (the Merger). Before the Merger, Atlantic owned ACE and nonutility subsidiaries. As a result of the Merger, Atlantic no longer exists and Conectiv owns (directly or indirectly) ACE, DPL and the nonutility subsidiaries formerly held separately by Atlantic and DPL. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

  The Merger was accounted for under the purchase method, with DPL as the acquirer. ACE's financial statements do not reflect "push-down" accounting-- the adjustment of the values of assets and liabilities as of the Merger date and recording of goodwill. Push-down accounting was not used because ACE had preferred stock and public debt outstanding as of the Merger date.

  Under the terms of the agreement, Atlantic stockholders received 0.75 shares of Conectiv's common stock and 0.125 shares of Conectiv's Class A common stock for each share of Atlantic stock held. DPL stockholders received one share of Conectiv's common stock for each share of DPL common stock held.

  ACE has recorded the financial effects of enhanced retirement offers and other employee separation programs utilized to reduce the workforce by 354 positions. The employee separation programs and other Merger-related costs resulted in a $61.1 million pre-tax charge to expense (or $36.6 million after taxes) for the year ended December 31, 1998 and a $22.2 million pre-tax charge to expenses (or $15.6 million after taxes) for the year ended December 31, 1997. The pre-tax expenses are shown on the Statement of Income as "Employee separation and other merger-related costs." As of December 31, 1998, $35.4 million of the $61.1 million expense for the year ended December 31, 1998 had been paid, $16.1 million will not require the use of operating funds, and $9.6 million remains to be paid from operating funds.

  As part of the Merger, ACE has consolidated its operational and administrative facilities throughout its regulated service territory, causing certain assets to be held for sale. The estimated fair market value of these assets is $18.0 million less than their aggregate carrying value of $32.7 million as of December 31, 1998. In accordance with, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ACE recorded in the fourth quarter of 1998 an estimated impairment loss of $18.0 million ($10.6 million net of taxes).

NOTE 5. RATE MATTERS

 Electric Utility Industry Restructuring

  As discussed below, the electric utility industry is being deregulated in New Jersey. Generally, the restructuring will deregulate the supply component of the price charged to a customer for electricity, and electricity suppliers will compete to supply electricity to customers. Customers will continue to pay the local utility a regulated price for the delivery of the electricity over the transmission and distribution system.

  Stranded costs are costs which may not be recoverable in a competitive energy supply market due to lower prices or customers choosing a different supplier. Stranded costs generally include above-market costs associated with generation facilities or long-term purchased power agreements, and regulatory assets. ACE has quantified stranded costs in a New Jersey regulatory filing and has proposed a plan seeking approval for recovery of those costs from customers during the transition to a competitive market.

  When the NJBPU issues an order specifically addressing deregulation in ACE's service territory, ACE will cease applying SFAS No. 71 to its electricity supply business. To the extent that the NJBPU's order provides for recovery of stranded costs through cash flows from the regulated transmission and distribution business, the stranded costs would continue to be recognized as assets under SFAS No. 71. Any stranded costs (including regulatory assets) for which cost recovery is not provided would be expensed.

  The amount of stranded costs ultimately recovered from utility customers, if any, and the full impact of New Jersey legislation deregulating the electric utility industry, as discussed below, cannot be predicted. Also, the quantification of stranded costs under existing GAAP differs from methods used in regulatory filings. Among other differences, GAAP precludes recognition of the gains on plants (or purchased power contracts) not impaired, but requires write down of the plants that are impaired. Due to these considerations, market conditions, timing and other factors, ACE's management currently cannot predict the ultimate effects that electric utility industry deregulation may have on the financial statements of ACE, although deregulation may have a material adverse effect on ACE's results of operations.

 New Jersey Legislation

  The "Electric Discount and Energy Competition Act" (the Act) was signed into law by the Governor of New Jersey on February 9, 1999. The Act provides for retail choice of electricity suppliers; deregulation of electric rates and other competitive services, such as metering and billing; separation of competitive and regulated services; unbundling of rates for electric service; and licensing of electric and gas suppliers. August 1, 1999 is the effective starting date for each utility to provide retail choice of electricity suppliers to all of its customers.

  The Act requires each electric utility to reduce its rates by at least 5% at the start of retail choice and by 10% within 36 months of the start of choice. If the NJBPU determines that a rate decrease of more than 10% is warranted, a "just and reasonable" financial test is applied. The mandated rate reductions must be sustained through the end of the 48th month after choice begins. The Act requires that the rate reductions be measured against the rates in effect on April 30, 1997. The rate reductions mandated by the Act could have a material adverse effect upon the results of operations of ACE.

  In connection with the deregulation of electric rates, the Act authorizes the NJBPU to permit electric public utilities to recover the full amount of their stranded costs through a non-bypassable market transition charge, as long as the mandated rate reductions are achieved. The NJBPU will determine the utility's stranded cost amount. The NJBPU-determined stranded cost amount will be subject to periodic recalculation and true-up over the recovery period. The Act establishes an 8-year recovery period for stranded costs associated with owned generation. The recovery period can be extended by the NJBPU so as to allow for the full recovery of the stranded costs and the meeting of mandated rate reductions. The recovery period for stranded costs associated with purchased power contracts is to be the remainder of the contract term. In addition, the Act would allow for the issuance of transition bonds to finance portions of a given utility's stranded costs, as determined to be appropriate by the NJBPU. All savings generated through the use of such transition bonds are to be provided to the customers through rate reductions.

  The Act establishes the current incumbent utility as the provider of "default service" or Basic Generation Service (BGS) for a period of 3 years. Future proceedings will be held to determine if the provision of BGS should be made competitive. The Act contains numerous provisions regarding the providing of competitive services by each utility. The primary focus is to ensure that there is no cross subsidization from the utility to competitive entities. The NJBPU also is required to develop fair competition standards and conduct an audit to determine that the utilities are in compliance with those standards. The Act gives the NJBPU the authority to order a utility to divest its generating assets if it is determined through a hearing that competition or customers are being adversely affected by plant location, market power or non-competitive rates. The NJBPU may require that the generation function be separated from a utility's non-competitive functions.

  The NJBPU is authorized to establish standards for the licensing of energy suppliers, standards for switching customers from one supplier to another, and standards for issues such as credit and collections. The Act also contains provisions for protecting workers displaced by the impacts of the restructuring of the utility industry.

 Stranded Cost Filing

  Electric utilities in New Jersey, including ACE, previously filed stranded cost estimates and unbundled rates, as required by the NJBPU. On August 19, 1998, an Administrative Law Judge (ALJ) from the New Jersey Office of Administrative Law issued an initial decision on ACE's stranded costs and unbundled rate filing. The ALJ, in reviewing ACE's filing, recognized that ACE's stranded costs were $812 million for nonutility generation contracts and $397 million for owned generation. The ALJ made no specific recommendations on rate issues. A final NJBPU decision on this filing is expected by mid-1999.

 Other Rate Matters

  ACE is sharing a portion of the net cost savings expected to result from the Merger (see Note 4 to the Consolidated Financial Statements) with its customers through reduced electric retail customer base rates. ACE's total Merger-related electric base rate decrease of $15.7 million was phased-in as follows: (1) $5.0 million effective January 1, 1998 coincident with a $5.0 million increase for recovery of deferred other postretirement benefit costs
(OPEB); (2) $9.9 million effective March 1, 1998, and (3) $0.8 million effective January 1, 1999.

  ACE is subject to a performance standard for its five jointly-owned nuclear units. Under the standard, the composite target capacity factor for such units is 70%, based upon the maximum dependable capacity of the units. The zone of reasonable performance (deadband) is between 65% and 75%. Penalties or rewards are based on graduated percentages of estimated costs of replacement power. LEC rates are adjusted annually to include any penalty or reward resulting from the nuclear unit performance standard. Pursuant to a December 1996 stipulation agreement, the performance of Salem Units 1 and 2, during prolonged outages which began in the second quarter of 1995, is not included in the calculation of a nuclear performance penalty. ACE was not subject to a nuclear performance penalty in 1996, 1997 or 1998.

  Refer to Note 3 to the Consolidated Financial Statements for information concerning rate changes related to changes in the New Jersey tax laws.

  ACE submitted its second Demand Side Management (DSM) Plan for the period from September 1997 through August 1998 in April 1997. The DSM Plan includes programs that address energy conservation needs of the residential, commercial and industrial markets. During the course of DSM Plan proceedings, New Jersey's Division of the Ratepayer Advocate (Ratepayer Advocate) alleged that ACE has been recovering more in rates for DSM programs than it is spending on such programs. ACE's position is that the level of DSM expenditures cannot be viewed in isolation, but must be considered in light of both the overall history of DSM expenditures under current rates, as well as ACE's overall revenue requirement needs in a rate proceeding. The Ratepayer Advocate contends that any over-recovery and treatment of such over-recovery should be addressed outside the context of a base rate proceeding. The NJBPU has not yet taken any action on this matter. ACE cannot predict the outcome of this matter.

NOTE 6. PENSION AND OTHER POSTRETIREMENT BENEFITS

                                                             1998  1997  1996
       Assumptions                                           ----  ----  ----
       Discount rates used to determine projected benefit
        obligation as of December 31........................ 6.75% 7.00% 7.50%
       Rates of increase in compensation levels............. 4.50% 3.50% 3.50%
       Expected long-term rates of return on pension
        assets.............................................. 9.00% 9.00% 8.50%
       Expected long-term rates of return on other
        postretirement benefit assets....................... 9.00% 7.00% 7.00%
       Health care cost trend rate on covered charges....... 7.00% 7.50% 8.00%

  The health-care cost trend rate, or the expected rate of increase in health-care costs, is assumed to continue to gradually decrease to 5.0% by 2002. Increasing the health-care cost trend rates of future years by one percentage point would increase the accumulated postretirement benefit obligation by $11.8 million and would increase annual aggregate service and interest costs by $1.5 million. Decreasing the health-care cost trend rates of future years by one percentage point would decrease the accumulated postretirement benefit obligation by $10.4 million and would decrease annual aggregate service and interest costs by $1.3 million.

  The following schedules reconcile the beginning and ending balances of the pension and other postretirement benefit obligations and related plan assets. Other postretirement benefits include medical benefits for retirees and their spouses and retiree life insurance.

Change in Benefit Obligation

                                                                  Other
                                                             Postretirement
                                        Pension Benefits        Benefits
                                        ----------------     --------------
                                          1998      1997      1998      1997
     (Dollar in Thousands)                ----      ----      ----      ----
     Benefit obligation at beginning
      of year.........................  $239,000  $207,340  $103,824  $107,105
     Service cost.....................     7,558     6,763     3,643     2,531
     Interest cost....................    20,583    15,840     8,816     6,843
     Plan amendments..................   (10,622)       --        --        --
     Actuarial (gain) loss............    90,862    25,122    15,460    (7,955)
     Special termination benefits.....    11,846        --     1,270        --
     Curtailment (gain) loss..........    (3,883)       --     6,597        --
     Settlement (gain) loss...........       318     4,475        --        --
     Benefits paid....................   (54,722)  (20,540)   (4,275)   (4,700)
                                        --------  --------  --------  --------
     Benefit obligation at end of
      year............................  $300,940  $239,000  $135,335  $103,824
                                        ========  ========  ========  ========

Change in Plan Assets
                                                                  Other
                                                             Postretirement
                                        Pension Benefits        Benefits
                                        ----------------     --------------
                                          1998      1997      1998      1997
     (Dollars in Thousands)               ----      ----      ----      ----
     Fair value of assets at beginning
      of year.........................  $259,500  $236,000  $ 20,100  $ 18,000
     Actual return on plan assets.....    10,062    35,414     1,119       800
     Employer contributions...........        --     8,626    13,261     6,000
     Benefits paid....................   (54,722)  (20,540)   (4,275)   (4,700)
                                        --------  --------  --------  --------
     Fair value of assets at end of
      year............................  $214,840  $259,500  $ 30,205  $ 20,100
                                        ========  ========  ========  ========

Reconciliation of Funded Status of the Plans

                                                                 Other
                                                             Postretirement
                                        Pension Benefits        Benefits
                                        ----------------     --------------
                                          1998     1997      1998       1997
     (Dollars in Thousands)               ----     ----      ----       ----
     Funded status at end of year.....  $(86,100) $20,500  $(105,130) $(83,724)
     Unrecognized net actuarial (gain)
      loss............................    86,070  (10,810)    27,886     4,727
     Unrecognized prior service cost..   (10,447)     232         --        --
     Unrecognized net transition
      (asset) obligation..............        --   (1,532)    32,637    41,521
                                        --------  -------  ---------  --------
     Net amount recognized at end of
      year............................  $(10,477) $ 8,390  $ (44,607) $(37,476)
                                        ========  =======  =========  ========

  Based on fair values as of December 31, 1998, the pension plan assets were comprised of publicly traded equity securities ($143.9 million or 67%) and fixed income obligations ($70.9 million or 33%). As of December 31, 1998, the other postretirement benefit plan assets were comprised entirely of fixed income securities.

Components of Net Periodic Benefit Cost

                                                       Other Postretirement
                              Pension Benefits               Benefits
                              ----------------         --------------------
                            1998     1997     1996     1998     1997     1996
(Dollars in Thousands)      ----     ----     ----     ----     ----     ----
Service cost.............  $ 7,558  $ 6,763  $ 6,870  $ 3,643  $ 2,531  $ 2,688
Interest cost............   20,583   15,840   14,569    8,816    6,843    7,482
Expected return on
 assets..................  (20,414) (20,160) (17,376)  (1,015)  (1,275)  (1,122)
Amortization of:
 Transition obligation
  (asset)................      (41)      24       24    2,404    2,768    2,768
 Prior service cost......       20     (172)    (172)      50       --       --
 Actuarial loss..........    2,131      263      204      710       --      566
                           -------  -------  -------  -------  -------  -------
  Cost before items
   below.................    9,837    2,558    4,119   14,608   10,867   12,382
Special termination
 benefits................   11,846       --       --    1,270       --       --
Curtailment (gain) loss..   (3,883)   5,932       --    6,597       --       --
Settlement loss..........      318      330       --       --       --       --
                           -------  -------  -------  -------  -------  -------
 Total net periodic
  benefit cost...........  $18,118  $ 8,820  $ 4,119  $22,475  $10,867  $12,382
                           =======  =======  =======  =======  =======  =======
Portion of net periodic
 benefit cost included in
 results of operations...  $15,514  $ 8,162  $ 3,040  $19,553  $ 3,640  $ 3,104
                           =======  =======  =======  =======  =======  =======

  The components of 1998 and 1997 pension and other postretirement periodic benefit costs attributed to special benefits, curtailment (gain) loss, and settlement loss resulted from the enhanced retirement offer and other employee separation programs associated with the Merger.

  Other postretirement benefit costs in excess of the amount recovered in customer rates were deferred from 1993 to 1997, including $4.9 million in 1997 and $6.4 million in 1996. ACE began to recover these costs, through customer rates, over a 15 year period beginning in 1998. See Note 5 and Note 14 to the Consolidated Financial Statements for additional information.

  Effective January 1, 1999, ACE's covered employees began participating in a "cash balance" pension plan adopted by Conectiv. Contributions, which vary based on the covered employee's age and years of service, will be made to individual employee accounts provided for under the plan. The "cash balance" of each employee's account increases based on employer contributions and interest income credited to the account. The aggregate of the employee's accounts will be ACE's pension obligation.

  During 1998, ACE's covered employees began participating in the Conectiv 401(k) plans. Conectiv contributes to the plans, in the form of Conectiv stock, at varying levels up to $0.50 for each dollar contributed by covered employees, for up to 6% of employee base pay. Prior to the Merger, ACE had 401(k) plans for its employees, under which ACE contributed up to $0.50 for each dollar contributed by covered employees, for up to 6% of employee base pay. The cost of the plans for 1998, 1997, and 1996 was $1.9 million, $2.0 million and $1.9 million, respectively.

7. JOINTLY-OWNED GENERATING STATIONS

  ACE owns jointly with other utilities several electric generating facilities. ACE is responsible for its pro-rata share of the costs of construction, operation and maintenance of each facility. ACE provides financing during the construction period for its share of the jointly-owned facilities and includes its share of direct operations and maintenance expenses in the Consolidated Statements of Income.

  The amounts shown below represent ACE's share of each facility at, or for the year ended, December 31, 1998, including AFUDC as appropriate.

                                         Cone-    Peach                Hope
                              Keystone   maugh    Bottom    Salem     Creek
(Dollars in Thousands)        --------   -----    ------    -----     -----
Energy Source................    Coal      Coal   Nuclear   Nuclear   Nuclear
Ownership Share..............    2.47%     3.83%     7.51%     7.41%     5.00%
MW Capability Owned..........      42        65       164       164        52
Electric Plant in Service.... $13,640   $33,956  $135,775  $245,628  $241,062
Accumulated Depreciation*.... $ 3,815   $ 8,310  $ 62,688  $ 90,120  $ 82,854
Construction Work in
 Progress.................... $   104   $   456  $ 13,037  $  7,260  $  1,251

--------
* Excludes Nuclear Decommissioning Reserve.

8. CUMULATIVE PREFERRED SECURITIES

  ACE has authorized 799,979 shares of Cumulative Preferred Stock, $100 Par Value, two million shares of No Par Preferred Stock and three million shares of Preference Stock, No Par Value. If preferred dividends are in arrears for at least a full year, preferred stockholders have the right to elect a majority of directors to the Board of Directors until all dividends in arrears have been paid.

 Preferred Stock Subject to Mandatory Redemption

                                                      1998            1997
                                                      ----            ----
Series                                           Shares   (000)  Shares   (000)
------                                           ------   ----   ------   ----
$8.20, no par value.............................      -- $    -- 100,000 $10,000
$7.80, no par value............................. 239,500  23,950 239,500  23,950
                                                 ------- ------- ------- -------
Total........................................... 239,500 $23,950 339,500 $33,950
                                                 ======= ======= ======= =======

  Beginning May 1, 2001, 115,000 shares of the remaining $7.80 No Par Preferred Stock must be redeemed annually through the operation of a sinking fund at a redemption price of $100 per share. ACE has the option to redeem up to an additional 115,000 shares without premium on any annual sinking fund date.

  ACE redeemed its $8.20 No Par Preferred Stock ($100 per share stated value) as follows: 100,000 shares in August 1998; 200,000 shares in August 1997, and 200,000 shares in August 1996. In September 1996, ACE redeemed the remaining 50,000 shares of its $8.25 Preferred Stock ($100 per share stated value). In August 1996, ACE repurchased 460,500 shares of its $7.80 No Par Preferred Stock ($100 per share stated value). In February 1996, ACE redeemed the remaining 120,000 shares of its $8.53 No Par Preferred Stock ($100 per share stated value).

 Preferred Stock Not Subject to Mandatory Redemption

                                            1998           1997        Current
                                        ------------- --------------- Redemption
                                        Shares (000)  Shares   (000)    Price
Series                                  ------ ------ ------- ------- ----------
4%, $100 par value..................... 24,268 $2,427  77,000 $ 7,700  $105.50
4.1%, $100 par value................... 20,504  2,051  72,000   7,200   101.00
4.35%, $100 par value..................  3,102    310  15,000   1,500   101.00
4.35%, $100 par value..................  1,680    168  36,000   3,600   101.00
4.75%, $100 par value..................  8,631    863  50,000   5,000   101.00
5%, $100 par value.....................  4,120    412  50,000   5,000   100.00
                                        ------ ------ ------- -------
  Total................................ 62,305 $6,231 300,000 $30,000
                                        ====== ====== ======= =======

  Cumulative Preferred Stock Not Subject to Mandatory Redemption is redeemable solely at the option of ACE. In October 1998, ACE purchased and retired 237,695 shares, or $23.77 million of various series of mandatorily redeemable preferred stock, which had an average dividend rate of 4.4%. ACE realized a $2.5 million gain on this preferred stock redemption which is presented as Gain on Preferred Stock Redemption within the 1998 Consolidated Statement of Income. In September 1996, ACE redeemed 100,000 shares of its 7.52% Preferred Stock $100 Par Value.

 ACE Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of ACE

  In November 1998, Atlantic Capital II, a wholly-owned subsidiary financing trust, issued $25 million in aggregate liquidation amount of 7 3/8% Cumulative Trust Preferred Capital Securities (representing 1,000,000 preferred securities at $25 per security). At the same time, $25.8 million in aggregate principal amount of 7 3/8% Junior Subordinated Debentures, Series I, due 2028 (7 3/8% Debentures) were issued to Atlantic Capital II. For consolidated financial reporting purposes, the 7 3/8% Debentures are eliminated in consolidation against the trust's investment in the 7 3/8% Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the 7 3/8% Debentures at maturity or upon redemption. The 7 3/8% Debentures are subject to redemption, in whole or in part at the option of ACE, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

  The combination, of the obligations of ACE, pursuant to the 7 3/8% Debentures and ACE's guarantee of distributions with respect to trust securities, to the extent the trust has funds available therefor, constitute a full and unconditional guarantee by ACE of the obligations of the trust under the trust securities that the trust has issued. ACE is the owner of all of the common securities of the trust, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trust.

  Atlantic Capital I is a wholly-owned subsidiary financing trust which is structured similarly to Atlantic Capital II (discussed above). In October 1996, Atlantic Capital I, issued $70 million (2,800,000 shares) of 8.25% Cumulative Quarterly Income ACE Obligated Mandatorily Redeemable Preferred Securities with a stated liquidation preference of $25 each. Atlantic Capital I's sole investment is in ACE's 8.25% Junior Subordinated Deferrable Interest Debentures (8.25% Debentures). The 8.25% Debentures and Preferred Securities mature in 2026.

9. DEBT

                                                             December 31,
                                                 Maturity  ------------------
Secured debt                                       Date      1998      1997
------------                                     --------    ----      ----
                                                              (Dollars in
                                                              Thousands)
Medium Term Notes Series B (6.28%)..............  2/1/1998 $     --  $ 56,000
Medium Term Notes Series A (7.52%)..............      1999   30,000    30,000
Medium Term Notes Series B (6.83%)..............      2000   46,000    46,000
Medium Term Notes Series C (6.86%)..............      2001   40,000    40,000
Medium Term Notes Series C (7.02%)..............      2002   30,000    30,000
Medium Term Notes Series B (7.18%)..............      2003   20,000    20,000
Medium Term Notes Series D (6.00%)..............      2003   20,000        --
Medium Term Notes Series A (7.98%)..............      2004   30,000    30,000
Medium Term Notes Series B (7.125%).............      2004   28,000    28,000
Medium Term Notes Series C (7.15%)..............      2004    9,000     9,000
Medium Term Notes Series B (6.45%)..............      2005   40,000    40,000
Medium Term Notes Series D (6.19%)..............      2006   65,000        --
6 3/8% Pollution Control Series................. 12/1/2006    2,350     2,425
Medium Term Notes Series C (7.15%)..............      2007    1,000     1,000
Medium Term Notes Series B (6.76%)..............      2008   50,000    50,000
Medium Term Notes Series C (7.25%)..............      2010    1,000     1,000
6 5/8% First Mortgage Bonds.....................  8/1/2013   75,000    75,000
Medium Term Notes Series C (7.63%)..............      2014    7,000     7,000
Medium Term Notes Series C (7.68%)..............      2015   15,000    15,000
Medium Term Notes Series C (7.68%)..............      2016    2,000     2,000
6.80% Pollution Control Series A................  3/1/2021   38,865    38,865
7% First Mortgage Bonds.........................  9/1/2023   75,000    75,000
5.60% Pollution Control Series A................ 11/1/2025    4,000     4,000
7% First Mortgage Bonds.........................  8/1/2028   75,000    75,000
6.15% Pollution Control Series A................  6/1/2029   23,150    23,150
7.20% Pollution Control Series A................ 11/1/2029   25,000    25,000
7% Pollution Control Series B................... 11/1/2029    6,500     6,500
                                                           --------  --------
                                                            758,865   729,940
                                                           --------  --------
Unsecured debt
--------------
6.46% Medium Term Notes Series A................  4/1/2002   20,000    20,000
6.63% Medium Term Notes Series A................  6/2/2003   30,000    30,000
7.52% Medium Term Notes Series A................  4/2/2007    5,000     5,000
7.50% Medium Term Notes Series A................  4/2/2007   10,000    10,000
                                                           --------  --------
                                                             65,000    65,000
                                                           --------  --------
7 1/4% Debentures...............................  5/1/1998       --     2,500
                                                           --------  --------
Unamortized Premium and Discount-Net............             (2,663)   (2,721)
                                                           --------  --------
Total Long Term Debt............................            821,202   794,719
Add: Short Term Debt to be Refinanced...........                 --    16,425
Less: Current Portion of Long-Term Debt.........            (30,075)       --
                                                           --------  --------
Total Long Term Debt............................            791,127   811,144
                                                           --------  --------
Variable Rate Demand Bonds, Pollution Control
 Series A.......................................      2014   18,200    18,200
Variable Rate Demand Bonds, Pollution Control
 Series B.......................................      2017    4,400     4,400
                                                           --------  --------
Total Long Term Debt & Variable Rate Demand
 Bonds..........................................           $813,727  $833,744
                                                           ========  ========

  Substantially all of ACE's utility plant is subject to the lien of the Mortgage and Deed of Trust dated January 15, 1937, as amended and supplemented, collateralizing ACE's First Mortgage Bonds and Secured Medium Term Notes.

  Variable Rate Demand Bonds (VRDB) are classified as current liabilities because the VRDB are due on demand by the bondholder. However, bonds submitted to ACE for purchase are remarketed by a remarketing agent on a best efforts basis. ACE expects that bonds submitted for purchase will continue to be remarketed successfully due to ACE's credit worthiness and the bonds' interest rates being set at market. ACE also may utilize one of the fixed rate/fixed term conversion options of the bonds. Thus, ACE considers the VRDB to be a source of long-term financing. Average interest rates on the VRDB were 3.2% for 1998 and 3.6% for 1997.

  ACE funds its interim financing requirements by issuing commercial paper and borrowing against bank credit lines. At December 31, 1998, ACE had no outstanding short-term debt and had total bank credit lines of $195 million, all of which was available for borrowing. ACE's weighted daily average interest rate on short-term debt outstanding at December 31, 1997 was 5.8%.

  On January 12, 1998, ACE issued $85 million of Secured Medium Term Notes, Series D maturing in January 2003 and January 2006 (6.1% average interest rate). The net proceeds received by ACE from the issuance of the Medium Term Notes was used to repay short-term debt and long-term debt (see schedule below) and $10 million of $8.20 No Par Preferred Stock in 1998.

  The following schedule shows debt redemptions made, at maturity in 1998.

      Series                                             Maturity Date Principal
      ------                                             ------------- ---------
      (Dollars in Thousands)
      6.35% Medium-Term Notes...........................    1/26/98     $ 4,000
      6.37% Medium-Term Notes...........................    1/27/98      46,000
      7.25% Debentures..................................    5/01/98       2,500
      5.50% Medium-Term Notes...........................    5/14/98       6,000
      6.375% Pollution Control Bonds*...................   12/01/09          75
                                                                        -------
                                                                        $58,575
                                                                        =======

--------
* Annual sinking fund requirement on bonds due December 1, 2006.

          Maturities and Sinking Fund Requirements for Long-Term Debt

               (Dollars in thousands)
               1999........................ $30,075
               2000........................  46,075
               2001........................  40,075
               2002........................  50,075
               2003........................  70,075

10. COMMON STOCKHOLDER'S EQUITY

  For information concerning changes to the common equity accounts of ACE, see the Consolidated Statements of Changes in Common Stockholder's Equity.

  Effective March 1, 1998, all of the outstanding shares of ACE were acquired by Conectiv, pursuant to the Merger, as discussed in Note 4 to the Consolidated Financial Statements.

  Under ACE's certificate of incorporation, ACE is subject to certain limitations on the payment of dividends to Conectiv, which is the holder of all of ACE's common stock. When full dividends have been paid on the Preferred Stock Securities of ACE for all past dividend periods, dividends may be declared and paid by ACE on its common stock, as determined by the Board of Directors of ACE, out of funds legally available for the payment of dividends.

11. COMMITMENTS

 Construction Program

  Capital expenditures for 1999 are estimated to be approximately $85.4 million.

 Purchased Capacity and Energy Arrangements

  ACE arranges with various providers of bulk energy to obtain sufficient supplies of capacity and energy. Terms of the arrangements vary in length to enable ACE to optimally manage its supply portfolio in response to changing market conditions. At December 31, 1998, ACE has contracted for 828 megawatts
(MWs) of purchased capacity with terms remaining of 1 to 26 years. Information regarding these arrangements relative to ACE was as follows:

                                                               1998  1997  1996
                                                               ----  ----  ----
     Percentage of MW capacity................................   33%   29%   30%
     Percentage of energy output..............................   41%   54%   55%
     Capacity charges (millions).............................. $173  $180  $179
     Energy charges (millions)................................ $126  $137  $145

  Electric capacity purchased from certain nonutility suppliers is recoverable through the LEC, which amounted to $166.9 million, $166.8 million and $165.3 million in 1998, 1997 and 1996, respectively. Based on existing contracts as of December 31, 1998, ACE's future commitments for capacity and energy under long-term purchased power contracts are estimated to be $269 million in 1999; $275 million in 2000; $266 million in 2001; $266 million in 2002; $268 million in 2003. Due to uncertainties surrounding restructuring of the electric utility industry, ACE has not forecasted its long-term purchased power commitments beyond 2003.

 Leases

  ACE has a contractual obligation to obtain nuclear fuel for the Salem, Hope Creek and Peach Bottom stations. The asset and related obligation for the leased fuel are reduced as the fuel is burned and are increased as additional fuel purchases are made. ACE's obligation under the contract is generally the net book value of the nuclear fuel financed, which was $35.0 million as of December 31, 1998. Operating expenses for 1998, 1997 and 1996 include leased nuclear fuel costs of $11.7 million, $9.8 million and $8.7 million, respectively.

  ACE also leases other types of property and equipment for use in its operations. Amounts charged to operating expenses for these leases were $4.6 million in 1998, $2.4 million in 1997 and $2.6 million in 1996. Future minimum rental payments for all non-cancellable lease agreements, excluding nuclear fuel, are less than $3.0 million per year for each of the next five years.

12. CONTINGENCIES

 Environmental Matters

  ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection. ACE is also a defendant in an action to recover costs at a federal superfund site in Gloucester, New Jersey. There is $1.0 million included in ACE's current liabilities as of December 31, 1998, for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

 Nuclear Insurance

  In conjunction with ACE's ownership interests in Peach Bottom, Salem, and Hope Creek, ACE could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third party claims relating to such an incident exceed $200 million (the amount of primary insurance), ACE could be assessed up to $30.7 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims

  The co-owners of Peach Bottom, Salem, and Hope Creek maintain property insurance coverage of approximately $2.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. In addition, ACE is a member of an industry mutual insurance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Under these coverages, ACE is subject to potential retrospective loss experience assessments of up to $5.4 million.

13. SALEM NUCLEAR GENERATING STATION

  In December 1996, the NJBPU issued an Order approving a stipulation of settlement reached among the parties settling the issues primarily regarding replacement power costs related to an extended Salem outage, which began in the second quarter of 1995. The stipulations provided for recovery through LEC rates of ACE's replacement power costs for the Salem outage, up to each Salem Unit's agreed-upon return-to-service date (June 30, 1997 for Unit 1 and December 31, 1996 for Unit 2). The Salem Units returned to service in August 1997 (Unit 2) and April 1998 (Unit 1). As a result, unrecovered purchased power costs of $2.1 million in 1998 and $10.2 million in 1997 were expensed.

  The stipulation of settlement approved by the NJBPU in December 1996 also provided customers with a $13 million base rate credit, primarily for resolution of issues associated with the extended Salem outage. ACE accrued the $13 million base rate credit in 1996 as a reduction of electric revenues.

  As previously reported, on February 27, 1996, the co-owners of Salem, including ACE and DPL, filed a complaint in the United States District Court for New Jersey against Westinghouse Electric Corporation (Westinghouse), the designer and manufacturer of the Salem steam generators. The complaint, which sought to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleged violations of federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts, fraud, negligent misrepresentation and breach of contract. On November 4, 1998, the Court granted Westinghouse's motion for summary judgment with regard to the federal Racketeer Influenced and Corrupt Organizations Act claim, and dismissed the remaining state law claims without prejudice. On November 18, 1998, the co-owners re-filed their state law claims against Westinghouse in the Superior Court of New Jersey. The co-owners also filed an appeal of the District Court's dismissal with the United States Court of Appeals for the Third Circuit.

14. REGULATORY ASSETS

  In conformity with generally accepted accounting principles, ACE's accounting policies reflect the financial effects of rate regulation and decisions issued by the NJBPU and the FERC. In accordance with the provisions of SFAS No. 71, ACE defers expense recognition of certain costs and records an asset, as a result of the effects of rate regulation. Except for deferred energy costs, which are classified as a current asset or liability, these "regulatory assets" are included on ACE's Consolidated Balance Sheets under "Deferred Charges and Other Assets." The costs of these assets are either being recovered or are probable of being recovered through customer rates. Generally, the costs of these assets are recognized in operating expenses over the period the cost is recovered from customers. For information about the impact of electric utility industry restructuring on accounting for regulatory assets, see Note 5 to the Consolidated Financial Statements.

  The table shown below details total regulatory assets as of December 31, 1998 and 1997.

                                                                    Remaining
                                                                  Amortization/
                                                                    Recovery
                                                 1998      1997      Period*
(Dollars in Thousands)                           ----      ----   -------------
Deferred recoverable income taxes............  $102,223  $ 85,858         (A)
Unrecovered purchased power costs:
 Capacity costs..............................    30,608    48,038     2 years
 Contract renegotiation costs................    17,666    18,226    16 years
Unrecovered state excise taxes...............    35,594    45,154     4 years
Deferred debt refinancing costs..............    28,043    30,002  1-28 years
Under (Over) recovered deferred energy
 costs.......................................   (15,577)   27,424         (B)
Deferred other postretirement benefit costs..    34,978    37,476    14 years
Asbestos removal costs.......................     8,546     8,816    31 years
Nuclear decontamination and decommissioning
 of federally-owned nuclear units............     6,217     5,032    10 years
Other........................................    10,253    10,789   1-5 years
                                               --------  --------
                                               $258,551  $316,815
                                               ========  ========

--------
*From December 31, 1998
(A) Amortized as temporary differences between the financial statement and tax bases of assets and liabilities reverse.
(B) Recovered from or credited to customers over annual LEC Period.

  Deferred recoverable income taxes represent the portion of ACE's deferred tax liability applicable to utility operations that has not been recovered from customers and is recoverable in the future.

  Unrecovered purchased power capacity costs represent prior deferrals of capacity costs which had exceeded the related cost recovery from customers.

  Unrecovered purchased power contract renegotiation costs were incurred through renegotiation of a long-term capacity and energy contract with a certain independent power producer.

  Unrecovered state excise taxes represent additional amounts paid as a result of prior legislative changes in the computation of state excise taxes.

  Deferred debt refinancing costs represent costs incurred to refinance debt and are amortized over the life of the related new debt.

  Deferred other postretirement benefit costs represent the non-cash portion of OPEB costs deferred during 1993-1997.

  Asbestos removal costs were incurred to remove asbestos insulation from a wholly-owned generating station.

  Nuclear decontamination and decommissioning costs represent costs associated with decommissioning and decontaminating United States Department of Energy gaseous diffusion enrichment facilities.

  Other includes certain amounts being recovered over periods of one to five years.

15. NUCLEAR PLANT DECOMMISSIONING

  ACE has a trust to fund the future costs of decommissioning each of the five nuclear units in which it has an ownership interest. The current annual funding amount, as authorized by the NJBPU, totals $6.4 million and is provided for in rates charged to customers. The funding amount is based on estimates of the future cost of decommissioning each of the units; the dates that decommissioning activities are expected to begin and the return expected to be earned by the assets of the fund. The present value of ACE's nuclear decommissioning obligation is estimated to be $185 million based on site specific studies filed with and approved by the NJBPU. Decommissioning activities as approved by the NJBPU are expected to begin in 2006 and continue through 2032.

  ACE's accrued nuclear decommissioning liability, which is reflected in the accumulated reserve for depreciation, was $98.2 million as of December 31, 1998. The provision reflected in depreciation expense for nuclear decommissioning was $6.4 million annually for 1998, 1997 and 1996. External trust funds established by ACE for the purpose of funding nuclear decommissioning costs had an aggregate book balance (stated at fair market value) of $98.2 million as of December 31, 1998. Earnings on the trust funds are recorded as an increase to the accrued nuclear decommissioning liability, which, in effect, reduces the expense recorded for nuclear decommissioning.

  The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including ACE, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In February 1996, the FASB issued the Exposure Draft, "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which proposed changes in the accounting for closure and removal costs of long-lived assets, including the recognition, measurement, and classification of decommissioning costs for nuclear generating stations. If the proposed changes were adopted: (1) annual provisions for decommissioning would increase, (2) the estimated cost for decommissioning would be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts would be reported as investment income rather than as a reduction of decommissioning expense. The FASB expects to issue a revised Exposure Draft in the second quarter of 1999.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

  A number of items within Current Assets and Current Liabilities on the Consolidated Balance Sheet are considered to be financial instruments because they are cash or are to be settled in cash. Due to their short-term nature, the carrying values of these items approximate their fair market values. Accounts Receivable--Utility Service and Unbilled Revenues are subject to concentration of credit risk because they pertain to utility service conducted within a fixed geographic region.

  The year-end fair value of certain financial instruments are listed below. The fair values were based on quoted market prices of ACE's securities or securities with similar characteristics.

                                                     1998            1997
                                                     ----            ----
                                                Carrying  Fair  Carrying Fair
                                                 Value   Value   Value   Value
                                                -------- -----  -------- -----
                                                    (Dollars in Millions)
     Funds Held By Trustee.....................  $102.8  $102.8  $88.7   $88.7
     Long Term Debt............................   791.1   832.6  811.1   836.9
     Preferred Stock Subject to Mandatory
      Redemption...............................    24.0    24.1   34.0    37.0
     Preferred Securities*.....................    95.0    98.3   70.0    72.3

--------
* ACE Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of ACE

17. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

  Quarterly financial data, reflecting all adjustments necessary in the opinion of management for a fair presentation of such amounts, are presented below. Certain prior year amounts have been reclassified, not affecting net income, to conform to the current year reporting of these items. Third quarter results generally exceed those of other quarters due to increased sales and higher residential rates.

                                                                 Earnings(Loss)
   Quarter                Operating    Operating        Net      Applicable to
   Ended                   Revenues  Income/(Loss) Income/(Loss)  Common Stock
   -------                ---------  ------------- ------------- --------------
                                         (Dollars in Thousands)
   1998
   March 31.............. $  237,949   $(17,823)     $(20,737)      $(21,737)
   June 30...............    241,883     46,028        19,314         18,314
   September 30..........    331,403     87,761        41,550         40,687
   December 31...........    226,378     (7,098)       (9,851)        (7,879)
                          ----------   --------      --------       --------
                          $1,037,613   $108,868      $ 30,276       $ 29,385
                          ==========   ========      ========       ========
   1997
   March 31.............. $  243,422   $ 47,378      $ 20,371       $ 18,961
   June 30...............    242,475     45,011        18,676         17,266
   September 30..........    338,162     89,580        47,541         46,541
   December 31...........    260,831      8,083          (841)        (1,842)
                          ----------   --------      --------       --------
                          $1,084,890   $190,052      $ 85,747       $ 80,926
                          ==========   ========      ========       ========

  As discussed in Note 4 to the Consolidated Financial Statements, ACE recorded an impairment loss on assets held for sale in the fourth quarter of 1998 which reduced operating income $18.0 million and net income $10.6 million.

  Employee separation programs and other Merger-related costs recorded in 1998 (as discussed in Note 4 to Consolidated Financial Statements) had the effects shown below on 1998 quarterly operating results.

                                                                  Earnings(Loss)
   Quarter                             Operating         Net      Applicable to
   Ended                             Incomne/(Loss) Income/(Loss)  Common Stock
   -------                           -------------- ------------- --------------
                                               (Dollars in Thousands)
   March 31.........................    $(51,479)     $(30,946)      $(30,946)
   June 30..........................       3,361         1,987          1,987
   September 30.....................      (1,014)         (600)          (600)
   December 31......................     (11,959)       (7,074)        (7,074)
                                        --------      --------       --------
                                        $(61,091)     $(36,633)      $(36,633)
                                        ========      ========       ========

  Due to the Merger, various pension and compensation plans were terminated in the fourth quarter of 1997, resulting in a $22.2 million decrease in operating income and a $15.6 million decrease in net income.

18. BUSINESS SEGMENTS

  Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of which subsidiary, or subsidiaries, a business is conducted through. Businesses are managed based on lines of business, not based on legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for ACE on a stand-alone basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Reference is made to Item 4 of Report on Form 8-K filed March 5, 1998.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors                             Business Experience During Past 5 Years

 As of December 31, 1998

  Howard E. Cosgrove, 55,..........   Elected 1998 as Chairman of the Board
   Chairman of the Board              and Chief Executive Officer of Conectiv,
                                      Delmarva Power & Light Company, and
                                      Atlantic City Electric Company. Elected
                                      1992 as Chairman of the Board, President and Chief Executive Officer and Director of Delmarva Power & Light Company.

  Meredith I. Harlacher, Jr., 56,..   Elected 1998 as President and Chief
   Director                           Operating Officer of Conectiv, and
                                      President and Chief Operating Officer
                                      and Director of Delmarva Power & Light
                                      Company and Atlantic City Electric
                                      Company. Elected 1993 as Senior Vice
                                      President of Atlantic Energy, Inc.

  Barry R. Elson, 57,..............   Elected 1998 as Executive Vice President
   Director                           of Conectiv, and Executive Vice
                                      President and Director of Delmarva Power
                                      & Light Company and Atlantic City
                                      Electric Company. Elected 1997 as
                                      Executive Vice President, Delmarva Power
                                      & Light Company. Executive Vice
                                      President, Cox Communications, Inc.,
                                      Atlanta, Georgia, from 1995 to 1996.
                                      Senior Vice President, Cox
                                      Enterprises/Cox Communications, Inc.,
                                      Atlanta, Georgia, from 1984 to 1995.

  Thomas S. Shaw, 51,..............   Elected 1998 as Executive Vice President
   Director                           of Conectiv, and Executive Vice
                                      President and Director of Delmarva Power
                                      & Light Company and Atlantic City
                                      Electric Company. Elected 1992 as Senior
                                      Vice President, Delmarva Power & Light
                                      Company.

  Barbara S. Graham, 50,...........   Elected 1998 as Senior Vice President
   Director                           and Chief Financial Officer of Conectiv,
                                      and Senior Vice President and Chief
                                      Financial Officer and Director of
                                      Delmarva Power & Light Company and
                                      Atlantic City Electric Company. Elected
                                      1994 as Senior Vice President, Treasurer and Chief Financial Officer, Delmarva
                                      Power & Light Company. Vice President
                                      and Chief Financial Officer of Delmarva
                                      Power & Light Company from 1992 to 1994.

Executives

  Information about ACE's executive officers is included under Item 1.

                                     III-1

ITEM 11. EXECUTIVE COMPENSATION

  As previously noted, ACE is a wholly owned electric utility subsidiary of Conectiv. The Chief Executive Officer and the four most highly compensated executive officers of Conectiv maintain the same position at both ACE and DPL. In 1998, the salaries and other compensation awarded to the Chief Executive Officer and the four most highly compensated executive officers of ACE were paid by Conectiv for their service as executive officers of Conectiv, ACE and DPL. The Board Personnel & Compensation Committee Report was provided initially in the Conectiv Proxy Statement and is enclosed herein for the purpose of providing additional informational. The following tables show information concerning the total compensation paid or awarded to ACE's Chief Executive Officer and each of the four most highly compensated executive officers for the fiscal year ended December 31, 1998.

Board Personnel & Compensation Committee Report

 Principles of Executive Compensation Program

  The Personnel & Compensation Committee of the Board of Directors is comprised of four non-employee Directors. The Committee provides an independent review of the Company's performance objectives and executive compensation.

 Overall Objectives

  The Company's philosophy is to link compensation to business strategies and results, to align total compensation of executives with the long-term interests of stockholders, to motivate its senior executives to meet the challenging objectives established for the Company and to create an urgency for success in the newly-formed Company. The Company's executive compensation program is designed to:

  . provide total compensation that emphasizes long-term performance which creates stockholder value;

  .  facilitate the rapid transition to a competitive business environment;

  . reflect the market conditions for attracting and retaining high-quality executives and ensure that such executives have a continuing stake in the long-term success of the Company; and

  .  create significant levels of stock ownership.

  The elements of the executive compensation program are:

  . total compensation levels that are competitive with those provided by the competitive market, defined as a blend of companies in the utility and industrial markets;

  . base compensation levels related to responsibility level and individual performance;

  . annual variable compensation that varies based on corporate, unit and individual performance; and,

  . long-term variable compensation based on long-term increases in stockholder value.

 Total Compensation

  Total compensation opportunities are developed for Company executives by Watson Wyatt, the firm that provides executive compensation consulting services to the Company. This is done using several published compensation survey sources and public proxy data to define the competitive market. Overall, the total compensation structure for executives is targeted at the median for similar positions at companies of similar size, including both utilities and industrial companies (Compensation Comparison Group)/1/. Individual reward levels vary based on individual contributions and performance. Total compensation includes three components: base compensation, annual variable compensation and long-term variable compensation. The targets for each component of the executive compensation program are reviewed on an annual basis to ensure alignment with the Company's compensation philosophy and a proper balance between short-and long-term objectives.

--------
1. The Compensation Comparison Group does not include all of the same companies as the published industry indices in the Comparison of 10 Month Cumulative Total Return chart included in this Proxy Statement. However, 34 of the 85 companies included in the EEI Executive Compensation Report, which is one element of the Compensation Comparison Group, are also part of either the Dow Jones Electric Utilities Index or the S&P 500 Index.

                                     III-2

 Base Compensation

  Base compensation for executive officers is determined by evaluating the responsibilities of the positions held and the experience of the individuals, coupled with a review of compensation for comparable positions at other companies. Base compensation is reviewed on an annual basis and adjustments are based on the performance of the Company and each executive officer. Annual base compensation increases reflect the individual's performance and contribution over several years in addition to the results for a single year. Following the 1998 increases, the overall base compensation level for the five named executive officers was slightly below the median of the base compensation targeted levels defined by the surveys and proxies.

 Annual Variable Compensation

  The Company's annual variable compensation is designed to motivate participants to accomplish stretch financial and individual goals and to increase the sense of urgency to deliver significant results on an annual basis. Annual variable compensation target opportunities are designed to be at or above the median of the blended utility and industrial market and for the named executive officers vary from 40% to 50% of base compensation, with maximum awards of 60% to 75% of base compensation.

  Annual variable compensation is paid in a combination of cash (80%) and restricted stock units (20%) and is based on the achievement of predetermined corporate and individual goals. The plan for 1998 provides that payouts will occur only after a specified earnings target is achieved.

  For 1998, each individual covered by the plan was eligible to earn a variable compensation award between 0% and 150% of target. The portion of each individual award attributable to corporate, line of business, and group performance were determined and specific measures were developed at the beginning of the year. These measures were primarily financial for 1998 to accelerate the transition of the Company to a more competitive environment and included corporate measures of earnings, cash flow return on capital employed and cash flow. Each business group and line of business also developed specific financial measures to support their business plans.

  The Management Stock Purchase Program (MSPP) was designed as a means to promote significant executive stock ownership in the new company and to help meet stock ownership guidelines. The program requires that 20% of the individual's earned annual variable compensation must be used to acquire restricted stock units (RSUs). Individuals may also voluntarily use up to an additional 30% (for a total of 50%) of their earned annual variable compensation to acquire RSUs. All RSUs are acquired at a 20% discount from Fair Market Value on the date paid. Each RSU is a proxy for one share of Common Stock, has a value equal to one share and earns at the rate of the Common Stock dividend. RSUs are restricted from sale or use for a 3-year period and are distributed in shares of Common Stock.

 Long-Term Variable Compensation

  The Company's long-term variable compensation reinforces the importance of providing stockholders with a competitive return on their investment. Long-term variable compensation awards also strengthen the ability of the Company to attract, motivate and retain executives of superior capability and more closely align the interests of management with those of stockholders.

  Long-term grants for Conectiv executives are determined by setting a target percentage of base compensation based on median data in the Compensation Comparison Group and converting the target amounts to actual grants using the "Black-Scholes Model" for options and time and forfeiture discount methods for the other elements of the long-term grants.

  Long-term awards granted in 1998 consisted of non-qualified stock options, dividend equivalent units and performance accelerated restricted stock. Non-qualified stock options and dividend equivalent units were awarded to provide approximately two-thirds of the targeted value of the grant while the other one-third of the

                                     III-3
targeted value was provided through performance accelerated restricted stock. This stock vests as unrestricted Common Stock seven years from the award date. However, vesting may be accelerated if the price of Common Stock reaches certain predetermined levels prior to the seven years. All stock options were granted with exercise prices equal to the fair market value of Common Stock at the time of the grant.

  Performance accelerated restricted stock granted to the CEO and three other named executive officers is also subject to an additional condition tied to Total Shareholder Return over the seven year period. Failure to meet a predetermined Total Shareholder Return level over the restriction period will result in total forfeiture of their shares granted.

  The CEO and three other named executive officers also were given a special grant of performance accelerated stock options to increase emphasis on creating long-term shareholder value. All performance accelerated stock options were granted with exercise prices equal to the fair market value of Common Stock at the time of grant. These options do not vest and cannot be exercised for 9-1/2 years from the date of their grant unless the stock price increases to predetermined levels. Absent accelerated vesting at these predetermined stock prices, the shares will become exercisable in 9-1/2 years with expiration occurring at 10 years. This special grant resulted in the long-term variable compensation component and total compensation exceeding the targeted median values for these four executives for 1998 using the Black-Scholes valuation methodology.

 Stock Ownership Guidelines

  To further reinforce the interests of stockholders, stock ownership guidelines have been established for the Board of Directors, Company officers, and other Company management. These guidelines require the individuals covered by the guidelines to have beneficial ownership of Common Stock, or securities convertible into Common Stock, with an aggregate value equal to certain multiples of each individual's salary (or annual retainers in the case of outside directors). Multiples range from five times to one times salary. The Chief Executive Officer's multiple is set at five times salary and outside Directors' multiples are set at three times the annual retainer.

 Internal Revenue Code Section 162(m)

  The Committee considers the tax deductibility of compensation paid to executive officers and the impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), on the Company. This provision limits the amount of compensation that the Company may deduct from its taxable income for any year to $1 million for any of its five most highly compensated executive officers, unless certain requirements are met.

  The Committee has taken actions to limit the impact of the Code in the event that compensation paid to a named executive officer might otherwise not be deductible. The Committee will continue to seek ways to limit the impact of the Code; however, the Committee believes that the tax deduction limitation should not compromise the Company's ability to create incentive programs that support the business strategy and also attract and retain the executive talent required to compete successfully. Accordingly, achieving the desired flexibility in the design and delivery of compensation may periodically result in some compensation that is not deductible for federal income tax purposes.

 Summary of Actions Taken by the Personnel & Compensation Committee

  The Personnel & Compensation Committee, consisting entirely of outside directors, provides direction and oversight to the Company's executive compensation plans, establishes the Company's compensation philosophy and assesses the effectiveness of the program as a whole. This includes activities such as reviewing the design of various plans and assessing the reasonableness of the total program consistent with the total compensation philosophy.

                                     III-4

  The Committee also assists in administering key aspects of the Company's annual compensation program and variable compensation plan, such as reviewing annual compensation budgets and setting targets and corporate performance measures for the annual and long-term variable compensation plans.

  Finally, the Committee specifically implements the Company's executive compensation program as it directly pertains to the Chief Executive Officer and the Company's four other most highly compensated executives, i.e., the five "named executive officers."

  The Committee has determined that in an environment where competition is increasing, it is essential that the Company have the ability to attract, motivate and retain high quality executives from within and outside the utility industry.

  Because of the extremely competitive market for executive talent, the Personnel & Compensation Committee has adopted a compensation structure based on a blend of utility and general competitive industry markets. The structure is also flexible to allow setting salaries at pure general industry levels where that may be necessary to attract certain specific skills and experience.

  Consistent with this approach, the total compensation program relies on competitive base compensation generally at or below the median of the market with annual and long-term variable compensation opportunities generally above the median of the market. This places a much greater emphasis on variable compensation that aligns executive and stockholder interests.

  This total compensation philosophy is important to the success of the Company because the Company is facing increasing competition and related risks. The Company is not simply a utility anymore, but is rapidly becoming part of the general competitive industry market and, therefore, just as strategies for success must change, the compensation to drive success must also change. Prior to the merger involving Atlantic Energy and Delmarva and during 1998, this compensation philosophy enabled the Company to attract several key executives with experience and skills critical to the emerging competitive environment. These executives would not have been available under a traditional utility compensation philosophy.

  Significant actions by the Committee for fiscal year 1998 included adoption of the new Conectiv executive plans (Conectiv Variable Compensation Plan, Deferred Compensation Plan, Supplemental Executive Retirement Plan [SERP], and Change In Control Agreements) and other compensation and benefit plans for Conectiv employees. The Committee also sets base compensation, annual variable targets and performance measures and long-term grants under the various executive programs, including special awards of performance accelerated stock options to the CEO and the three other named executive officers described above.

 Chief Executive Officer Compensation

  Mr. Cosgrove's compensation reflects Conectiv's compensation philosophy. His base compensation, annual and regular long-term variable compensation place him at total compensation levels consistent with the median level of other CEO's at similarly-sized utility and manufacturing companies represented in the Compensation Comparison Group. Additional emphasis on achieving increased stockholder value has been created with a special grant of performance accelerated stock options. This special grant will cause his long term compensation and total compensation to exceed the median targets for 1998.

 Base Compensation Action

  Conectiv was formed by a merger involving Delmarva and Atlantic Energy in early 1998. Mr. Cosgrove's base compensation was set during the merger process to reflect the size of Conectiv and the increasing competitive environment in which Conectiv does business. His 1998 base compensation is at the median target level developed through a comparison of other Chief Executive Officers of similarly-sized corporations using a blend of utilities and general industry. His salary for 1999 will remain the same as in 1998.

                                     III-5

 Annual Variable Compensation

  To provide clear focus on increasing stockholder value through the successful completion of the merger and growing the new Conectiv businesses, Mr. Cosgrove received additional levels of long-term awards in place of an annual variable opportunity for 1997. Therefore, there is no annual variable pay for 1997 reflected in 1998 compensation.

  Mr. Cosgrove's annual variable compensation target opportunity for 1998 was set at 50% of base compensation, with a minimum payout of 0% and a maximum payout of 75% of base compensation. Payment of any award requires achieving a predetermined level of 1998 earnings established by this Committee. Performance measures for 1998, predetermined by this Committee, included earnings available for common stock, cash flow return on capital employed and cash flow. Awards for 1998 for Mr. Cosgrove and the four other named executive officers have not been determined.

 Long-Term Variable Compensation

  Long-term incentive grants are a critical component of the Conectiv executive compensation philosophy, since they align executive interests very clearly with increased stockholder value. For 1998, Mr. Cosgrove received grants of non-qualified stock options, dividend equivalent units, performance accelerated restricted stock, and performance accelerated stock options (reflected in the Compensation Tables). The regular grants of non-qualified stock options, dividend equivalent units and performance accelerated restricted stock provided a long-term variable compensation opportunity approximately at the median of the defined competitive market.

  The special, non-recurring grant of performance accelerated stock options was awarded to create additional emphasis on achieving higher levels of stockholder value. In order for Mr. Cosgrove to receive any value from this grant prior to vesting at nine and one-half years, there must be a significant increase in stockholder value. Such increases prior to nine and one-half years will result in accelerated vesting of this grant in increments of one-third. The first third would vest when stockholder value increases by $400,000,000, at which time Mr. Cosgrove's options would vest at a value of $1,200,000, or
 .3% of the increase in stockholder value. The entire grant would vest if stockholder value increases by $800,000,000, at which time Mr. Cosgrove's options would vest at a value of $2,400,000 or .3% of the increase in stockholder value. Only under results that yield increases in stockholder value and trigger accelerated vesting of this grant would Mr. Cosgrove's 1998 compensation exceed the median target compensation level.

 Personnel & Compensation Committee

     S.I. Gore, Chairperson          R.B. McGlynn
     M.B. Emery                      B.J. Morgan

Personnel & Compensation Committee Interlocks and Insider Participation

  The Personnel & Compensation Committee is comprised solely of non-officer directors. Logical Business Solutions, which is owned by Mr. Emery's son-in-law, Paul Kleiman, had contracts with Conectiv Resource Partners, Inc., a subsidiary of the Company, with a gross value of $227,000 during 1998 for information technology consulting services. Except as described in the preceding sentence, there are no Personnel & Compensation Committee interlocks.

                                     III-6

Summary Compensation Table

                      Table 1--SUMMARY COMPENSATION TABLE

                                                                         Long-Term Compensation
                                                                         ----------------------
                                               Annual Compensation                 Awards   Payouts
                                               -------------------                 ------   -------
                                              Variable                           Securities  LTIP    All Other
                                 Annualized Compensation Other Annual Restricted Underlying Payouts Compensation
                                   Salary    (Bonus)(2)  Compensation  Stock(5)   Options     (3)       (4,6)
                                 ---------- ------------ ------------ ---------- ---------- ------- ------------
        Name and
   Principal Position    Year(1)
   ------------------    -------
H.E. Cosgrove,..........  1998    $600,000         --            --          --   360,000   572,134  $   12,329
 Chairman of the Board
 and Chief Executive
 Officer
M.I. Harlacher,.........  1998    $340,000         --            --          --        --        --  $    3,742
 President                1997    $224,525    $96,800      $814,696          --        --        --  $3,208,196
                          1996    $215,317    $27,500      $  8,527    $305,138    15,800    10,429  $    7,413
B.R. Elson,.............  1998    $325,000         --            --          --   170,000    21,560  $    4,074
 Executive Vice
 President
T.S. Shaw,..............  1998    $325,000         --            --          --   170,000   155,267  $    9,478
 Executive Vice
 President
B.S. Graham,............  1998    $250,000         --            --          --   170,000   155,267  $    5,308
 Senior Vice President

--------
(1) Base salary is shown as an annualized amount. Other items of compensation reflect the full calendar 1998 compensation received from Conectiv and either Delmarva or Atlantic City Electric Company.
(2) The 1998 bonus, which is an annual variable award, has not yet been determined. The target award is 50% of annualized salary for Mr. Cosgrove and 40% for Messrs. Harlacher, Elson and Shaw and Mrs. Graham.
(3) During 1998 all restrictions lapsed on the performance-based restricted stock granted in 1995 and 1996 under the Delmarva LTIP due to the merger involving Delmarva and Atlantic Energy. Under the "change in control" provisions, the awards fully vested resulting in a payout to Mr. Cosgrove of 21,160 shares (11,570 for 1995 and 9,590 for 1996) valued at $454,940;
    to Mr. Shaw of 5,450 shares (2,870 for 1995 and 2,580 for 1996) valued at $117,175; and to Mrs. Graham of 5,450 shares (2,870 for 1995 and 2,580 for 1996) valued at $117,175. Shares were valued at $21.50 at the time of payout. Dividends on shares of restricted stock and dividend equivalents are accrued at the same rate as that paid to all holders of Common Stock. As of December 31, 1998; Mr. Cosgrove held 45,520 shares of restricted stock (35,520 for 1997 and 10,000 for 1998) and 30,000 Dividend Equivalent Units ("DEU's"); Mr. Elson held 4,000 shares of restricted stock for 1998 and 10,000 DEU's; Mr. Shaw held 12,010 shares of restricted stock (8,010 for 1997 and 4,000 for 1998) and 10,000 DEU's; Mrs. Graham held 12,010 shares of restricted stock (8,010 for 1997 and 4,000 for 1998) and 10,000 DEU's. Holders of restricted stock are entitled to receive dividends as declared.
(4) The amount of All Other Compensation for each of the named executive officers for fiscal year 1998 include the following: Mr. Cosgrove, $2,125 in Company matching contributions to the Company's Savings and Investment Plan, $10,000 in Company matching contributions to the Company's Deferred Compensation Plan and $204 in term life insurance premiums paid by the Company; for Mr. Shaw, $2,630 in Company matching contributions to the Company's Savings and Investment Plan, $6,644 in Company matching contributions to the Company's Deferred Compensation Plan and $204 in term life insurance premiums paid by the Company; for Mrs. Graham, $2,604 in Company matching contributions to the Company's Savings and Investment Plan, $2,500 in Company matching contributions to the Company's Deferred Compensation Plan and $204 in term life insurance premiums paid by the Company; for Mr. Elson, $2,969 in Company matching contributions to the Company's Savings and Investment Plan and $1,105 in term life insurance premiums paid by the Company; and for Mr. Harlacher, $3,300 in Company matching contributions to the Company's Savings and Investment Plan and $442 in term life insurance premiums paid by the Company.
(5) Pursuant to the change-of-control provisions of Atlantic Energy's equity based long term incentive plan for executives ("EIP"), Mr. Harlacher elected to receive the cash equivalent of the restricted stock which had been awarded under the plan.
(6) The amount of All Other Compensation for Mr. Harlacher for the fiscal year ended 1997 include the following: $4,750 in Company matching contributions to the Atlantic City Electric Company 401(k) Savings and Investment Plan; $1,986 in Company matching contributions to the Atlantic City Electric Company Deferred Compensation Plan; $1,065 in term life insurance premiums paid by Atlantic City Electric Company; $996,238 in payouts under the Atlantic City Electric Company supplemental executive retirement plan; $674,340 cash payout for restricted stock awarded under the Atlantic Energy EIP which vested due to change-in-control; $1,358,817 in excess retirement benefits from the Atlantic City Electric Company Retirement Plan; $171,000 adjustment to compensate Mr. Harlacher for certain economic disadvantages associated with the payout of benefits in 1997 rather than in 1998.

                                     III-7

               Table 2 -- Option Grants in Last Fiscal Year (1)

                            Number          % of
                         of Securities Total Options
                          Underlying      Granted                               Grant Date
                            Options     to Employees  Exercise Price Expiration  Present
          Name            Granted (#)  in Fiscal Year     ($/Sh)        Date     Value(4)
          ----           ------------- -------------- -------------- ---------- ----------
H.E. Cosgrove...........    300,000(2)       29%        $22.84375      1/2/08    $385,831
                             60,000(3)        6%        $22.84375      1/2/08    $137,063
M.I. Harlacher..........         --           0%               --          --          --
                                 --           0%               --          --          --
B.R. Elson..............    150,000(2)       14%        $22.84375      1/2/08    $192,915
                             20,000(3)        2%        $22.84375      1/2/08    $ 45,688
T.S. Shaw...............    150,000(2)       14%        $22.84375      1/2/08    $192,915
                             20,000(3)        2%        $22.84375      1/2/08    $ 45,688
B.S. Graham.............    150,000(2)       14%        $22.84375      1/2/08    $192,915
                             20,000(3)        2%        $22.84375      1/2/08    $ 45,688

--------
(1) Currently, Delmarva does not grant stock appreciation rights. The options reflected in this table are for payouts in shares of Conectiv Common Stock.
(2) Denotes Performance Accelerated Stock Options ("PASO's") which were granted on a one-time basis. PASO's have a ten-year term and vest and are first exercisable 9 and 1/2 years from date of grant without regard to stock price performance. Exercise date will accelerate for favorable stock price performance (i.e., first 1/3, second 1/3 and third 1/3 of PASO's vest after stock trades at $26, $28 or $30 per share, respectively, for ten consecutive trading days). There is a minimum holding period of three years from date of grant during which these options are not exercisable.
(3) Denotes Nonqualified Stock Options. One-half of such Options vest and are exercisable at end of second year from date of grant. Second one-half vest and are exercisable at end of third year from date of grant.
(4) Determined using the Black-Scholes model, incorporating the following material assumptions and adjustments: (a) exercise price of $22.84375, equal to the Fair Market Value ("FMV") as of date of grant; (b) an option term of ten years; (c) risk-free rate of return of 6.00%; (d) volatility of 20.00%; and (e) dividend yield of 7.00%. For valuation purposes, PASO's are valued as a premium-priced stock option as of the date of grant with an exercise price of $30 on a FMV of $22.84375.

  Table 3 -- Aggregated Option Exercises in Last Fiscal Yearand FY-End Option
                                    Values

                                                                Number of
                                                          Securities Underlying   Value of Unexercised In-
                                                         Unexercised Options at    the-MoneyOptions at FY-
                         Shares Acquired Value Realized         FY-End(2)                   End(1)
          Name             on Exercise         ($)(1)   Exercisable/Unexercisable Exercisable/Unexercisable
          ----           --------------- -------------- ------------------------- -------------------------
H. E. Cosgrove..........         0              0            14,400/360,000           $51,225/$596,250
M. I. Harlacher.........         0              0                        --           $             --
B. R. Elson.............         0              0                 0/170,000           $     0/$281,563
T. S. Shaw..............         0              0                 0/170,000           $     0/$281,563
B. S. Graham............         0              0                 0/170,000           $     0/$281,563

--------
(1) The closing price for Conectiv's common stock as reported by the New York Stock Exchange on December 31, 1998 was $24.50. Any value in the options would be based on the difference between the exercise price of the options and the value at the time of the exercise (e.g., $24.50 as of close of business on 12/31/98), which difference would be multiplied by the number of options exercised.
(2) Only 14,400 stock options of Mr. Cosgrove are currently exercisable. None of the remaining options may be exercised earlier than two years from date of grant for regular, non-performance based options and nine and one half years from date of grant for performance based options (subject to accelerated vesting for favorable stock price performance).

                                     III-8

     Table 4 -- Long-Term Incentive Plans--Awards in Last Fiscal Year Name

                                                                    Performance
                                            Number of               Period Until
                              Restricted Shares/Dividend Equivalent  Maturation
                                            Units  (#)(1)           or Payout(2)
                              ------------------------------------- ------------
H. E. Cosgrove...............        10,000 shs/30,000 units           3/2/05
M. I. Harlacher..............                             --               --
B. R. Elson..................         4,000 shs/10,000 units           3/2/05
T. S. Shaw...................         4,000 shs/10,000 units           3/2/05
B. S. Graham.................         4,000 shs/10,000 units           3/2/05

--------
(1) In addition, Mr. Cosgrove held 35,520 performance shares (valued at $870,240) and Mr. Shaw and Mrs. Graham held 8,010 performance shares (valued at $196,245) from a 1997 award with a four year performance cycle under the Delmarva Power Long Term Incentive Plan.
(2) Awards of Restricted Shares (Performance Accelerated Restricted Stock or "PARS") and Dividend Equivalent Units ("DEU's") were made to four of the named executive officers. The payout of shares of PARS may potentially be "performance accelerated." Restrictions may lapse any time after 3 years (i.e., after March 1, 2001) upon on achievement of favorable stock price performance goals. In the absence of such favorable performance, restrictions lapse after 7 years (i.e., March 2, 2005) provided that at least a defined level of average, total return to shareholders is achieved. As of December 31, 1998, Mr. Cosgrove's 10,000 Restricted Shares were valued at $245,000 and Messrs. Elson and Shaw and Mrs. Graham's 4,000 PARS were valued at $98,000. These values for both Restricted Shares and performance shares are based on the December 31, 1998 closing stock price of $24.50. For Dividend Equivalent Units, one DEU is equal in value to the regular quarterly dividend paid on one share of Conectiv common stock. The Dividend Equivalent Units shown are payable in cash for twelve quarters over a three year period ending with the quarterly dividend equivalent payable January 31, 2001. At that point, the 1998 DEU award lapses.

Pension Plan

  The Conectiv Retirement Plan includes the Cash Balance Pension Plan and grandfathered provisions relating to the Delmarva Retirement Plan and the Atlantic Retirement Plan that apply to employees who had either 20 years of service or were age 50 on the effective date of the Cash Balance Pension Plan (January 1, 1999). Certain executives whose benefits from the Conectiv Retirement Plan are limited by the application of Federal tax laws also receive benefits from the Supplemental Executive Retirement Plan.

Cash Balance Pension Plan

  The named executive officers participate in the Conectiv Retirement Plan and earn benefits that generally become vested after five years of service. On an annual basis, a recordkeeping account in a participant's name is credited with an amount equal to a percentage of the participant's total pay, including base salary, overtime and bonuses, depending on the employee's age at the end of the plan year, as follows:

                                                                           % of
   Age at end of Plan Year                                                 Pay
   -----------------------                                                 ----
   Under 30...............................................................   5
   30 to 34...............................................................   6
   35 to 39...............................................................   7
   40 to 44...............................................................   8
   45 to 49...............................................................   9
   50 and over............................................................  10

  These accounts also receive interest credits based on average U.S. Treasury Bill rates for the year. In addition, certain annuity benefits earned by participants under the former Delmarva and Atlantic Retirement Plans are fully protected as of December 31, 1998, and will be converted to an equivalent cash amount and included in each employee's initial cash balance account. When an employee terminates employment, the amount credited to his or her account is converted into an annuity or paid in a lump sum.

                                     III-9

Supplemental Retirement Benefits

  Supplemental retirement benefits are provided to certain employees, including each executive officer, whose benefits under the Conectiv Retirement Plan are limited by type of compensation or amount under applicable Federal tax laws and regulations. Designated employees may also receive an annual benefit at retirement equal to a percentage of final average compensation multiplied by years of service reduced by the amount of all benefits received under the Conectiv Retirement Plan and other nonqualified arrangements.

Estimated Retirement Benefits Payable to Named Executive Officers

  The following table shows the estimated retirement benefits, including supplemental retirement benefits under the plans applicable to the named executive officers, which would be payable if he or she were to retire at normal retirement age, which is age 65, at 1998 compensation, expressed in the form of a lump sum payment. Years of service credited to each named executive officer as of his or her normal retirement date are as follows: Mr. Cosgove, 42; Ms. Graham, 30; Mr. Shaw, 40; Mr. Elson, 16 (8 of which are additional years of service for purposes of the supplemental retirement benefits), and Mr. Harlacher, 43.

Estimated Retirement Benefits

   Name                                    Year of 65th Birthday Lump Sum Value
   ----                                    --------------------- --------------
   H. E. Cosgrove.........................         2008            $2,993,000(2)
   B. S. Graham...........................         2013             1,540,000(1)
   T. S. Shaw.............................         2012             1,789,000(2)
   B. R. Elson............................         2006             1,213,000(2)
   M. I. Harlacher........................         2007             2,323,000(2)

--------
(1) Amounts include (i) interest credits for cash balances projected to be 5.01% per annum on annual salary credits and prior service balances, if any, and (ii) accrued benefits as of December 31, 1998 under retirement plans then applicable to the named executive officer. Benefits are not subject to any offset for Social Security payments or other offset amounts and assume no future increases in base salary or total pay.
(2) Under the Conectiv Retirement Plan's grandfather provisions, employees who participated in the Delmarva or Atlantic Retirement Plans and who met certain age and service requirements as of December 31, 1998, will have retirement benefits for all years of service up to retirement calculated according to their original final pay formula benefit. This benefit will be compared to the cash balance account and the employee will receive whichever is greater. Estimated benefits are based on the Delmarva Retirement Plan for Messrs. Cosgrove, Shaw and Elson, the Cash Balance Pension Plan for Mrs. Graham and the Atlantic Retirement Plan for Mr. Harlacher. The amount of benefit under such grandfathering is illustrated in the following tables applicable to the Delmarva and Atlantic Retirement Plans, respectively:

                           Delmarva Retirement Plan
                              PENSION PLAN TABLE
   Annual Retirement Benefits in Specified Remuneration and Years of Service
                                Classifications

  Average Annual Earnings for the 5
  Consecutive Years of Earnings that
    Result in the Highest Average      15 Yrs. 20 Yrs.    25 Yrs.    30 Yrs.    35 Yrs.
  ----------------------------------   ------- -------    -------    -------    -------
  $125,000................              28,599  38,132     47,665     57,198     66,732
  200,000(1)..............              46,599  62,132     77,665     93,198    108,732
  300,000(1)..............              70,599  94,132    117,665    141,198(2) 164,732(2)
  400,000(1)..............              94,599 126,132    157,665(2) 189,198(2) 220,732(2)
  500,000(1)..............             118,599 158,132(2) 197,665(2) 237,198(2) 276,732(2)

--------
(1) Effective January 1, 1998, annual compensation recognized may not exceed $160,000.
(2) For 1998, the limit on annual benefits is $130,000.

  Benefits are payable in the form of a 50% joint and surviving spouse annuity or lump sum and earnings include base salary, overtime and bonus.


                                    III-10

                  Atlantic Retirement Plan PENSION PLAN TABLE
   Annual Retirement Benefits in Specified Remuneration and Years of Service
                                Classifications

  Average Annual Earnings for the 5
  Consecutive Years of Earnings that
    result in the Highest Average      15 Yrs. 20 Yrs.    25 Yrs.    30 Yrs.    35 Yrs.
  ----------------------------------   ------- -------    -------    -------    -------
  $125,000................              30,000  40,000     50,000     60,000     70,000
  200,000(1)..............              48,000  64,000     80,000     96,000    112,000
  300,000(1)..............              72,000  96,000    120,000    144,000(2) 168,000(2)
  400,000(1)..............              96,000 128,000    160,000(2) 192,000(2) 224,000(2)
  500,000(1)..............             120,000 160,000(2) 200,000(2) 240,000(2) 280,000(2)

--------
(1) Effective January 1, 1998, annual compensation recognized may not exceed $160,000.
(2) For 1998, the limit on annual benefits is $130,000.

  Benefits are paid in the form of a life annuity or lump sum and earnings include base salary and bonus.

Change in Control Severance Agreements And Other Provisions Relating to Possible Change in Control

  Conectiv has entered into change in control severance agreements with Messrs. Cosgrove, Elson and Shaw and Mrs. Graham and two other senior executives. The agreements are intended to encourage the continued dedication of members of Conectiv's senior management team. These agreements provide potential benefits for such executives upon actual or constructive termination of employment (other than for cause) following a change in control of Conectiv, as defined in such agreements. Each affected executive would receive a severance payment equal to three times Base Salary and Bonus and Conectiv-paid medical, dental, vision, group life and disability benefits during the three years after termination of employment, and a cash payment equal to the actuarial equivalent of accrued retirement pension credits equal to 36 months of additional service.

  In the event of a change in control, the Variable Compensation Plan provides that outstanding options become exercisable in full immediately, all conditions to the vesting of PARS are deemed satisfied and shares will be fully vested and nonforfeitable, DEU's will become fully vested and be immediately payable, variable compensation deferred under the Management Stock Purchase Program will be immediately distributed, and payment of variable compensation, if any, for the current year will be decided by the Board's Personnel & Compensation Committee. For the Deferred Compensation Plan, the Committee may decide to distribute all deferrals in cash immediately or continue the deferral elections of participants in which event Conectiv will fully fund a "springing rabbi trust" to satisfy the obligations. An independent institutional trustee will maintain any such trust established by reason of this provision.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  All shares of ACE's common stock are owned by Conectiv, ACE's parent company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None


                                    III-11

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report.

1. Financial Statements--The following financial statements are contained in
Item 8 of Part II.

                                                                       Page No.
                                                                       --------
Report of Independent Accountants....................................  II-12, 13
Consolidated Statements of Income for the years ended December 31,
 1998, 1997, and 1996................................................  II-14
Consolidated Statements of Cash Flows for the years ended December
 31, 1998, 1997, and 1996............................................  II-15
Consolidated Balance Sheets as of December 31, 1998 and 1997.........  II-16,17
Consolidated Statements of Changes in Common Stockholder's Equity for
 the years ended December 31, 1998, 1997, and 1996...................  II-18
Notes to Consolidated Financial Statements...........................  II-19

2. Financial Statement Schedules

  Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1998, is presented below. No other financial statement schedules have been filed since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or the notes thereto.

                Schedule II--Valuation and Qualifying Accounts
                   Years Ended December 31, 1998, 1997, 1996
                            (Dollars in thousands)

                          Column B          Column C           Column D    Column E
                          --------  -------------------------  --------    --------
                                            Additions
                                    -------------------------
                         Balance at Charged to                            Balance at
                         beginning   cost and    Charged to                 end of
Description              of period   expenses  other accounts Deductions    period
-----------              ---------- ---------- -------------- ----------  ----------
1998
Allowance for doubtful
 accounts...............   $3,500    $ 5,003         --         $5,003(A)  $ 3,500
Merger-related
 impairment loss on
 assets held for sale...       --    $18,000         --             --     $18,000
1997
Allowance for doubtful
 accounts...............   $3,500    $ 3,935         --         $3,935(A)  $ 3,500
1996
Allowance for doubtful
 accounts...............   $3,300    $ 5,359         --         $5,159(A)  $ 3,500

(A) Accounts receivable written off.

  3. Schedule of Operating Statistics for the three years ended December 31, 1997 can be found on page IV-4 of this report.

4. Exhibits

 Exhibit
 Number
 -------
 2       Amended and Restated Agreement and Plan of Merger, dated as of
         December 26, 1996, between DPL, Atlantic Energy, Inc., Conectiv, Inc.
         and DS Sub, Inc. (Filed with Registration Statement No. 333-18843)
 3-A     A Restated Certificate of Incorporation of Atlantic Energy, Inc. (File
         No. 1-9760, Form 10-Q for quarter ended September 30, 1987--Exhibit
         4(a)); Certificate of Amendment to restated Certificate of
         Incorporation of Atlantic Energy, Inc. dated April 15, 1992. File No.
         33-53511, Form S-8 dated May 6, 1994--Exhibit No. 3(ii).
 3-B     By Laws of Atlantic Energy, Inc. as amended July 13, 1995 (File No. 1-
         9760, Form 10-Q for the quarter ended June 30, 1995--Exhibit 3b(1).
 3-C     Agreement of Merger between Atlantic City Electric Company and South
         Jersey Power & Light Company filed June 30, 1949, and Amendments through May 3, 1991 (File No. 2-71312--Exhibit No. 3(a); File No. 1-
         3559, Form 10-Q for quarter ended June 30, 1982-- Exhibit No. 3(b);
         Form 10-Q for quarter ended March 31, 1985-- Exhibit No. 3(a); Form
         10-Q for quarter ended March 31, 1987-- Exhibit No. 3(a): Form 8-K dated October 12, 1988--Exhibit No. 3(a); Form 10-K for fiscal year ended December 31, 1990--Exhibit No. 3c; and Form 10-Q for quarter ended September 30, 1991-- Exhibit No. 3c).
 3-D     Certificate of Merger of Atlantic Energy, Inc. with and into Conectiv,
         Inc. filed with Delaware Secretary of State, effective as of March 1,
         1998, filed herewith.
 3-E     Certificate of Merger of Atlantic Energy, Inc. with and into Conectiv,
         Inc. filed with New Jersey Department of State, effective as of March
         1, 1998, filed herewith.
 3-F     Certificate to change name from Conectiv, Inc., to Conectiv filed with the Delaware Secretary of State pursuant to Section 102(a) of the
         Delaware General Corporation Law, filed herewith.
 3-G     By-Laws of Atlantic City Electric Company, as amended April 24, 1989
         (File No. 1-3559, Form 10-Q for the quarter ended September 31, 1989--
         Exhibit No. 3).
 4-A     Mortgage and Deed of Trust, dated January 15, 1937, between Atlantic
         City Electric Company and The Bank of New York (formerly Irving Trust
         Company) and Supplemental Indentures through November 1, 1994 (File
         No. 2-66280--Exhibit No. 2(b); File No. 1- 3559, Form 10-K for year ended December 31, 1980--Exhibit No. 4(d); Form 10-Q for quarter ended
         June 30, 1981--Exhibit No. 4(a); Form 10-K for year ended December 31,
         1983--Exhibit No. 4(d); Form 10-Q for quarter ended March 31, 1984--
         Exhibit No. 4(a); Form 10-Q for quarter ended June 30, 1984--Exhibit
         4(a); Form 10-Q for quarter ended September 30, 1985--Exhibit 4; Form
         10-Q for quarter ended March 31, 1986--Exhibit No. 4; Form 10-K for year ended December 31, 1987--Exhibit No. 4(d); Form 10-Q for quarter ended September 30, 1989--Exhibit No. 4(a); Form 10-K for year ended
         December 31, 1990--Exhibit No. 4(c); File No. 33-49279--Exhibit No.
         4(b); File No. 1-3559, Form 10-Q for the quarter ended September 30,
         1993--Exhibits 4(a) & 4(b); Form 10-K for the year ended December 31,
         1993--Exhibit 4c(i); File no. 1-3559, Form 10-Q for the quarter ended
         June 30, 1994-Exhibit 4(a); File No. 1-3559, Form 10-Q for the quarter ended September 30, 1994---Exhibit 4(a); Form 10-K for year ended
         December 31, 1994--Exhibit 4(c)(1).
 4-B     Indenture dated as of March 1, 1997 between Atlantic City Electric
         Company and The Bank of New York filed on Form 8-K, dated March 24,
         1997, File No. 1-3559--Exhibit 4(e).
 4-C     Indenture Supplemental dated as of March 1, 1997 to Mortgage and Deed of Trust dated January 15, 1937 between Atlantic City Electric Company and The Bank of New York filed on Form 8-K dated March 24, 1997, File
         No 1-3559, Exhibit 4(b).

 4-D  Amended and Restated Trust Agreement, dated as of October 1, 1996, by and among Atlantic City Electric Company, as Depositor, The Bank of New York,
      as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee
      and the Administrative Trustees Named Therein, (File No. 1-9760, Form 10-
      K for year ended December 31, 1996--Exhibit No. 4f(7)).
 4-E  Junior Subordinated Indenture, dated as of October 1, 1996, by and between Atlantic City Electric Company and The Bank of New York, as
      Trustee, (File No. 1-9760, Form 10-K for year ended December 31, 1996--
      Exhibit No. 4f(8)).
 4-F  Guarantee Agreement, dated as of October 1, 1996, by and between Atlantic
      City Electric Company as Guarantor, and The Bank of New York as Guarantee
      Trustee, (File No. 1-9760, Form 10-K for year ended December 31, 1996--
      Exhibit No. 4f(9)).
 4-G  Amended and Restated Trust Agreement, dated as of October 1, 1998, by and among Atlantic City Electric Company, as Depositor, The Bank of New York,
      as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee
      and the Administrative Trustees Named Therein, filed herewith.
 4-H  Junior Subordinated Indenture, dated as of October 1, 1998, by and between Atlantic City Electric Company and The Bank of New York, as
      Trustee, filed herewith.
 4-I  Guarantee Agreement, dated as of October 1, 1998, by and between Atlantic
      City Electric Company as Guarantor, and The Bank of New York as Guarantee
      Trustee, filed herewith.
 10-A Termination Agreement dated August 14, 1997 between Atlantic Energy, Inc.
      and Michael J. Chesser. (Filed with Form 10-K for the year ended December
      31, 1997, File No. 1-3559).
 10-B Agreement as to ownership as tenants in common of the Salem Nuclear
      Generating Station Units 1, 2, and 3, dated November 24, 1971, and of
      Supplements, dated as of September 1, 1975, and as of January 26, 1977
      (File No. 2-43137--Exhibit No. 5(p); File No. 2-60966--Exhibit No. 5(m);
      and File No. 2-58430--Exhibit No. 5(o)).
 10-C Agreement as to ownership as tenants in common of the Peach Bottom Atomic
      Power Station Units 2 and 3, dated November 24, 1971 and of Supplements dated as of September 1, 1975 and as of January 26, 1977 (File No. 2-
      43137--Exhibit No. 5(o); File No. 2-60966--Exhibit No. 5(j); File No. 2-
      58430--Exhibit No. 5(m)).
 10-D Owners Agreement, dated April 28, 1977 between Atlantic City Electric
      Company and Public Service Electric & Gas Company for the Hope Creek
      Generating Station Units No. 1 and 2 (File No. 2-60966--Exhibit No.
      5(v)).
 10-E Amendment to Owners Agreement for Hope Creek Nuclear Generating Station,
      dated as of December 23, 1981, between Atlantic City Electric Company and
      Public Service Electric & Gas Company (File No. 1-3559, Form 10-K for
      year ended December 31, 1983--Exhibit No. 10b(3-2)).
 12-A Computation of ratio of earnings to fixed charges.
 12-B Computation of ratio of earnings to fixed charges and preferred dividends.
 23   Consent Independent Accountants.
 27   Financial Data Schedules.

  (b) Reports on Form 8-K:

  On December 7, 1998, ACE filed a report on Form 8-K under Item 5, Other Events, regarding proposed legislation for restructuring the electric utility industry in New Jersey.

  On February 17, 1999, ACE filed a report on Form 8-K under Item 5, Other Events, regarding the New Jersey Electric Discount and Energy Competition Act.

                         ATLANTIC CITY ELECTRIC COMPANY

                        SCHEDULE OF OPERATING STATISTICS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

  The table below sets forth selected financial and operating statistics for ACE's electric business for the years ended December 31, 1998, 1997, and 1996.

                                               1998        1997        1996
                                               ----        ----        ----
Electricity generated and purchased (MWH):
 Generated.................................  5,499,473   4,664,548   4,775,306
 Purchased.................................  3,881,906   5,409,378   5,905,566
 Interchange deliveries....................    (86,432)   (793,102) (1,006,516)
                                            ----------  ----------  ----------
  Total system output for load.............  9,294,947   9,280,824   9,674,356
                                            ==========  ==========  ==========
Electric sales (MWH):
 Residential...............................  3,544,048   3,454,705   3,587,352
 Commercial................................  3,724,853   3,538,414   3,493,694
 Industrial................................  1,308,826   1,253,347   1,214,005
 Resale....................................    404,883     317,824     811,467
 Other sales, losses and miscellaneous
  system uses (1)..........................    312,337     716,534     567,838
                                            ----------  ----------  ----------
  Total disposition of energy..............  9,294,947   9,280,824   9,674,356
                                            ==========  ==========  ==========
Electric operating revenue (thousands):
 Residential............................... $  435,710  $  446,917  $  448,738
 Commercial................................    378,777     382,812     369,364
 Industrial................................    108,042     110,469     105,734
 Resale....................................      4,513       7,949      19,052
 Miscellaneous revenues (2)................      7,053      24,685      12,065
                                            ----------  ----------  ----------
  Total service territory..................    934,095     972,832     954,953
 Interchange deliveries....................     69,161      23,657      27,539
 Merchant revenues (3).....................     31,638      72,045       1,868
                                            ----------  ----------  ----------
  Total electric revenues.................. $1,034,894  $1,068,534  $  984,360
                                            ==========  ==========  ==========
Number of customers (end of period):
 Residential...............................    429,720     425,036     420,499
 Commercial................................     57,499      56,816      55,580
 Industrial................................      1,003       1,023       1,013
 Resale....................................         --          --          --
 Other.....................................        522         523         519
                                            ----------  ----------  ----------
  Total customers (4)......................    488,744     483,398     477,611
                                            ==========  ==========  ==========

--------
(1) Includes unbilled sales.
(2) Includes unbilled revenues and other miscellaneous revenues.
(3) Offsystem and competitive sales.
(4) Service territory only.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1999.

                                          Atlantic City Electric Company
                                           (Registrant)

                                                   /s/ John C. van Roden
                                          By: _________________________________
                                              (John C. van Roden, Senior Vice
                                               President and Chief Financial
                                                         Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 26, 1999.

              Signature                                 Title

       /s/ Howard E. Cosgrove                 Chairman of the Board and
_____________________________________          Chief Executive Officer
        (Howard E. Cosgrove)

        /s/ John C. van Roden                 Senior Vice President and
_____________________________________          Chief Financial Officer
         (John C. van Roden)

         /s/ James P. Lavin                   Controller and Chief
_____________________________________          Accounting Officer
          (James P. Lavin)

   /s/ Meredith I. Harlacher, Jr.             Director
_____________________________________
    (Meredith I. Harlacher, Jr.)

         /s/ Thomas S. Shaw                   Director
_____________________________________
          (Thomas S. Shaw)

         /s/ Barry R. Elson                   Director
_____________________________________
          (Barry R. Elson)

        /s/ Barbara S. Graham                 Director
_____________________________________
         (Barbara S. Graham)