Form 10-Q
period 1999-03-31
ATLANTIC CITY ELECTRIC CO
filed 1999-05-13
CIK 8192

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999
                                     --------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

All 18,320,937 issued and outstanding shares of Atlantic City Electric Company common stock, $3 per share par value, are owned by Conectiv.

                         Atlantic City Electric Company

                                Table of Contents

                                                                        Page No.
                                                                        --------

Part I. Financial Information:

          Consolidated Statements of Income for the three
          months ended March 31, 1999 and 1998                                 1

          Consolidated Balance Sheets as of March 31, 1999
          and December 31, 1998                                              2-3

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1999 and 1998                           4

          Notes to Consolidated Financial Statements                         5-7

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8-13

Part II. Other Information and Signature                                   14-18

                         ATLANTIC CITY ELECTRIC COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -------------------------
                                                               1999            1998
                                                             ---------       ---------
OPERATING REVENUES                                           $ 244,839       $ 237,949

OPERATING EXPENSES
  Electric fuel and purchased power                             74,318          72,912
  Purchased electric capacity                                   40,588          43,573
  Employee separation and other Merger-related costs                --          51,479
  Operation and maintenance                                     53,230          50,956
  Depreciation and amortization                                 28,694          27,280
  Taxes other than income taxes                                  9,975           9,572
                                                             ---------       ---------
                                                               206,805         255,772
                                                             ---------       ---------
OPERATING INCOME (LOSS)                                         38,034         (17,823)
                                                             ---------       ---------

OTHER INCOME
  Allowance for equity funds used during construction              145             143
  Other income                                                   2,099           1,461
                                                             ---------       ---------
                                                                 2,244           1,604
                                                             ---------       ---------
INTEREST EXPENSE
  Interest charges                                              14,647          15,537
  Allowance for borrowed funds used during construction
    and capitalized interest                                      (167)           (250)
                                                             ---------       ---------
                                                                14,480          15,287
                                                             ---------       ---------
DIVIDENDS ON PREFERRED SECURITIES
  OF SUBSIDIARY TRUSTS                                           1,920           1,444
                                                             ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                               23,878         (32,950)
                                                             ---------       ---------

INCOME TAXES                                                     8,787         (12,213)
                                                             ---------       ---------

NET INCOME (LOSS)                                               15,091         (20,737)
                                                             ---------       ---------

DIVIDENDS ON PREFERRED STOCK                                       533           1,000
                                                             ---------       ---------

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                   $  14,558       $ (21,737)
                                                             =========       =========

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       March 31,    December 31,
                                                         1999           1998
                                                      ----------    ------------
                     ASSETS                           (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                           $   75,089     $   28,767
  Accounts receivable                                    116,178        126,648
  Inventories, at average cost:
    Fuel (coal and oil)                                   24,767         27,233
    Materials and supplies                                29,431         21,296
  Deferred income taxes, net                              17,582          7,735
  Prepaid New Jersey sales & excise taxes                    641         20,078
  Other prepayments                                        2,991          4,420
                                                      ----------     ----------
                                                         266,679        236,177
                                                      ----------     ----------
INVESTMENTS
  Funds held by trustee                                  104,117        102,765
  Other investments                                          112            112
                                                      ----------     ----------
                                                         104,229        102,877
                                                      ----------     ----------

PROPERTY, PLANT, AND EQUIPMENT
  Electric utility plant                               2,612,539      2,600,699
  Less: Accumulated depreciation                       1,029,255      1,007,106
                                                      ----------     ----------
  Net utility plant in service                         1,583,284      1,593,593
  Utility construction work-in-progress                   91,677         97,955
  Leased nuclear fuel, at amortized cost                  32,798         35,003
  Nonutility property, net                                 8,147          8,207
                                                      ----------     ----------
                                                       1,715,906      1,734,758
                                                      ----------     ----------
DEFERRED CHARGES AND OTHER ASSETS
  Unrecovered purchased power costs                       43,583         48,274
  Deferred recoverable income taxes                      102,223        102,223
  Unrecovered state excise taxes                          33,204         35,594
  Deferred debt refinancing costs                         27,569         28,043
  Deferred other postretirement benefit costs             34,353         34,978
  Unamortized debt costs                                  14,346         14,141
  Other                                                   29,038         30,157
                                                      ----------     ----------
                                                         284,316        293,410
                                                      ----------     ----------

TOTAL ASSETS                                          $2,371,130     $2,367,222
                                                      ==========     ==========

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                  March 31,     December 31,
                                                                    1999            1998
                                                                  ---------     ------------
CAPITALIZATION AND LIABILITIES                                   (Unaudited)
CURRENT LIABILITES
  Long-term debt due within one year                             $   76,075      $   30,075
  Variable rate demand bonds                                         22,600          22,600
  Accounts payable                                                   36,026          54,315
  Interest accrued                                                   14,208          14,774
  Dividends payable                                                  21,422          22,236
  Taxes accrued                                                      41,405          22,916
  Current capital lease obligation                                   15,636          15,728
  Accrued employee separation & Other Merger-related costs            6,656           9,554
  Deferred energy costs                                              35,921          15,577
  Other                                                              26,062          28,771
                                                                 ----------      ----------
                                                                    296,011         236,546
                                                                 ----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes, net                                        343,416         343,429
  Deferred investment tax credits                                    41,509          42,142
  Long-term capital lease obligation                                 17,318          19,523
  Pension benefit obligation                                         11,727          10,477
  Other postretirement benefit obligation                            45,103          44,607
  Other                                                              21,290          24,097
                                                                 ----------      ----------
                                                                    480,363         484,275
                                                                 ----------      ----------

CAPITALIZATION
  Common stock, $3 par value; 25,000,000 shares authorized;
    Shares outstanding; 1998 and 1997 - 18,320,937                   54,963          54,963
  Additional paid-in capital                                        493,007         493,007
  Retained earnings                                                 176,377         182,123
                                                                 ----------      ----------
  Total common stockholder's equity                                 724,347         730,093

  Preferred stock subject to mandatory redemption                    23,950          23,950
  Preferred stock not subject to mandatory redemption                 6,231           6,231
  ACE obligated mandatorily redeemable
    preferred securities of subsidiary trusts
      holding solely ACE debentures                                  95,000          95,000
  Long-term debt                                                    745,228         791,127
                                                                 ----------      ----------
                                                                  1,594,756       1,646,401
                                                                 ----------      ----------

TOTAL CAPITALIZATION AND LIABILITIES                             $2,371,130      $2,367,222
                                                                 ==========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTVITIES
  Net income (loss)                                     $ 15,091       $(20,737)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       28,083         27,416
      Investment tax credit adjustments, net                (634)          (634)
      Deferred income taxes, net                          (9,860)        (9,561)
      Deferred energy costs                               20,344          7,538
      Employee separation and Merger-related costs            --         43,238
      Net change in:
        Accounts receivable                               10,470          8,325
        Inventories                                       (5,669)           717
        Accounts payable                                 (18,289)         1,092
        Other current assets and liabilities (1)          32,368         (2,587)
      Other, net                                           3,929          3,988
                                                        --------       --------
  Net cash provided by operating activities               75,833         58,795
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (6,100)       (16,915)
  Nuclear decommissioning trust fund deposits             (1,606)        (1,606)
  Other, net                                               2,620          6,371
                                                        --------       --------
  Net cash used by investing activities                   (5,086)       (12,150)
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends:   Common stock                              (20,304)       (20,404)
               Preferred stock                              (533)        (1,000)
  Issuances:   Long-term debt                                 --         85,000
  Redemptions: Long-term debt                                 --        (50,000)
  Principal portion of capital lease payments             (3,120)        (1,266)
  Net change in short-term debt                               --        (53,900)
  Other, net                                                (468)        (1,783)
                                                        --------       --------
  Net cash used by financing activities                  (24,425)       (43,353)
                                                        --------       --------

Net change in cash and cash equivalents                   46,322          3,292
Cash and cash equivalents at beginning of period          28,767         20,765
                                                        --------       --------
Cash and cash equivalents at end of period              $ 75,089       $ 24,057
                                                        ========       ========

(1)   Other than debt and deferred income taxes classified as current.

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statement Presentation

The consolidated financial statements include the accounts of Atlantic City Electric Company (ACE) and its wholly-owned subsidiaries and reflect all adjustments necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission, disclosures which would substantially duplicate the disclosures in ACE's 1998 Annual Report on Form 10-K have been omitted. Accordingly, ACE's consolidated condensed interim financial statements contained herein should be read in conjunction with ACE's 1998 Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q for additional relevant information.

Certain prior year amounts have been reclassified, not affecting net income, to conform to the current year reporting of these items.

As discussed in Note 4 to ACE's 1998 Consolidated Financial Statements included in ACE's 1998 Annual Report on Form 10-K, ACE became a subsidiary of Conectiv (the Merger) on March 1, 1998.

2. Rate Matters

The following information updates the disclosures previously reported in Note 5, Rate Matters, to ACE's Consolidated Financial Statements included in ACE's 1998 Annual Report on Form 10-K.

New Jersey Electric Utility Restructuring Legislation

As previously reported, the Electric Discount and Energy Competition Act (the New Jersey Act) was signed into law by the Governor of New Jersey on February 9, 1999. The New Jersey Act requires electric utilities to reduce their rates by at least 5% at the start of retail choice (scheduled for August 1, 1999) and by a total of 10% within 36 months of the start of choice. Assuming that the rate reduction had been effective as of January 1, 1998, management estimates that the impact on revenue of ACE from the initial rate reduction of 5% would have been to decrease revenues during the fiscal year ended December 31, 1998 by approximately $38 million.

Settlement discussions in the New Jersey Board of Public Utilities (NJBPU) restructuring proceedings for ACE are ongoing.

Asset Impairments and Charges to Earnings

Management has made a preliminary estimate of the amount of stranded costs not expected to be recovered through regulated electricity delivery rates after the restructuring of the electric utility industry in New Jersey. The NJBPU is expected to issue a restructuring order for ACE by June 30, 1999. After the order is received, the financial impact of the restructuring, including charges to earnings, will be finalized and recorded. When the restructuring order becomes effective, the electricity supply business of ACE will no longer be subject to the requirements of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The discussion below describes the primary immediate expected effect on the results of operations of discontinuing the application of SFAS No. 71 to ACE's electricity supply business.

To estimate the impairment of electric generating plants of ACE in accordance with generally accepted accounting principles (GAAP), the book value of each generating plant is first compared to the estimated future net operating cash flows of each generating unit. Any electric generating plant with undiscounted future net cash flows less than book value is considered impaired, and the plant's net future cash flows are discounted. The amount by which the book value of the impaired electric generating plants exceeds their discounted cash flows (or other estimate of fair value) is the estimated impairment amount.

ACE's purchased power contracts with independent power producers are not expected to result in stranded costs because management expects the NJBPU's restructuring order will provide for recovery of costs incurred under these contracts.

The total amount expected to be charged to earnings includes the impairment amount for ACE's electric generating plants and ACE's regulatory assets related to the electric generation business, less the expected cost recovery through regulated electricity delivery rates. Based on this methodology (giving effect to estimated cost recoveries), management currently estimates future charges to earnings, after taxes, as a result of electric utility industry restructuring in New Jersey could be approximately $50 million to $75 million.

Expected Sales of Electric Generating Plants

Management also expects to sell some or all of the electric generating plants of ACE. After electric generating plants that are impaired as a result of electric utility industry restructuring are written down to fair value, any sales of the impaired electric generating plants are not expected to result in significant gains or losses. Some of the electric generating plants which are not impaired may be sold at a gain. Under GAAP, the write-down of impaired assets is not reduced by expected future gains on sales of assets which are not impaired by electric utility industry restructuring; the gain on the sale of an asset is recognized when the sale occurs.

Under New Jersey electric utility restructuring legislation, any gains on sales of ACE's electric generating plants reduce stranded cost recovery, which results in no earnings effect when the gain is realized.

There can be no assurances that ACE will elect or be able to sell any such electric generating plants, or that any gains will be realized from such sales of electric generating plants.

3. Employee Separation and Other Merger-Related Costs

In the first quarter of 1998, employee separation programs were utilized to reduce the workforce of ACE. The costs for separated ACE employees and other Merger-related costs expensed in the first quarter of 1998 were $51.5 million before taxes, or $30.9 million after taxes.

4. Contingencies

Environmental Matters

ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection. ACE is also a defendant in an action to recover costs at a federal superfund site in Gloucester, New Jersey. There was $1.0 million included in ACE's current liabilities as of March 31, 1999, and December 31, 1998, for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

Nuclear Insurance

In conjunction with ACE's ownership interests in the Peach Bottom Atomic Power Station (Peach Bottom), Salem Nuclear Generating Station (Salem), and the Hope Creek Nuclear Generating Station (Hope Creek), ACE could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third party claims relating to such an incident exceed $200 million (the amount of primary insurance), ACE could be assessed up to $30.7 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

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

5. Business Segments

Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of the subsidiary or subsidiaries through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is available for ACE on a stand-alone basis.

6. Supplemental Cash Flow Information

                                                           Three Months Ended
                                                                March 31,
Cash paid for:                                            1999            1998
                                                        --------        --------
(dollars in thousands)
Interest, net of capitalized amounts                    $ 15,213        $ 20,717
Taxes, net of refunds                                   $     63              --

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary

ACE's earnings applicable to common stock were $14.6 million for the three months ended March 31, 1999, compared to a loss applicable to common stock of $21.7 million for the three months ended March 31, 1998. Excluding Merger-related charges, which reduced earnings for the three months ended March 31, 1998 by $30.9 million, ACE's earnings applicable to common stock for the three-month period increased $5.4 million in 1999 compared to the same three-month period of 1998. The increase was primarily due to higher electric sales, which were principally attributed to colder winter weather.

In the first quarter of 1998, ACE recorded the financial effects of employee separation programs which were utilized to reduce the workforce of ACE. The employee separation programs and other Merger-related costs resulted in a $51.5 million pre-tax charge to expense (or $30.9 million after taxes). The pre-tax expenses are shown on the Statement of Income as "Employee Separation and other Merger-related costs."

Summary of New Jersey Restructuring Legislation

The key elements of the New Jersey Act are summarized below.

(A) All customers are scheduled to be able to choose their electric supplier by August 1, 1999. (This date is subject to change.)

(B) Electric utilities are required to reduce their rates by at least 5% at the start of retail choice and by 10% within 36 months of the start of choice. Assuming that the initial 5% rate reduction had been effective as of January 1, 1998, management estimates that ACE's revenues would have decreased by $38 million for the year ended December 31, 1998.

(C) The mandated rate reductions must be sustained through the end of the 48th month after customer choice begins. The New Jersey Act authorizes the NJBPU to permit electric utilities to recover the full amount of their stranded costs through a non-bypassable market transition charge, as long as mandated rate reductions are achieved. There can be no assurances, however, that the NJBPU will permit ACE to recover the full amount of such stranded costs.

(D) The sale of electric generating plants is not required. Any gains on sales of the electric generating plants of ACE reduce stranded cost recovery.

(E) Debt securitized by the cash flows collected from customers for stranded cost recovery may be issued.

Offsets to Revenue Reductions Required by the New Jersey Act

Management expects to substantially offset estimated ACE revenue reductions resulting from restructuring with, among other things, a productivity improvement and cost reduction program. There can be no assurances, however, that ACE will be able to achieve its productivity improvement and cost reduction goals under the program, or that such productivity improvements and cost reductions, as are achieved, will be sufficient to offset these revenue reductions.

Asset Impairments and Charges to Earnings

Management has made a preliminary estimate of the amount of stranded costs not expected to be recovered through regulated electricity delivery rates after the restructuring of the electric utility industry in New Jersey. The NJBPU is expected to issue a restructuring order for ACE by June 30, 1999. After the order is received, the financial impact of the restructuring, including charges to earnings, will be finalized and recorded. When the restructuring order becomes effective, the electricity supply business of ACE will no longer be subject to the requirements of SFAS No. 71. The discussion below describes the primary immediate expected effect on the results of operations of discontinuing the application of SFAS No. 71 to ACE's electricity supply business.

To estimate the impairment of electric generating plants of ACE in accordance with generally accepted accounting principles (GAAP), the book value of each generating plant is first compared to the estimated future net operating cash flows of each generating plant. Any electric generating plant with undiscounted future net cash flows less than book value is considered impaired, and the plant's net future cash flows are discounted. The amount by which the book value of the impaired electric generating plants exceeds their discounted cash flows (or other estimate of fair value) is the estimated impairment amount.

ACE's purchased power contracts with independent power producers are not expected to result in stranded costs because management expects the NJBPUs' restructuring order will provide for recovery of costs incurred under these contracts.

The total amount expected to be charged to earnings includes the impairment amount for ACE's electric generating plants and ACE's regulatory assets related to the electric supply business, less the expected cost recovery through regulated electricity delivery rates. Based on this methodology (giving effect to estimated cost recoveries), management currently estimates future charges to earnings, after taxes, as a result of electric utility industry restructuring in New Jersey to be approximately $50 million to $75 million.

Expected Sales of Electric Generating Plants

Management also expects to sell some or all of the electric generating plants of ACE. After electric generating plants that are impaired as a result of electric utility industry restructuring are written down to fair value, any sales of the impaired electric generating plants are not expected to result in significant gains or losses. Some of the electric generating plants which are not impaired may be sold at a gain. Under GAAP, the write-down of impaired assets is not reduced by expected future gains on sales of assets which are not impaired by electric utility industry restructuring; the gain on the sale of an asset is recognized when the sale occurs.

Under New Jersey electric utility restructuring legislation, any gains on sales of ACE's electric generating plants reduce stranded cost recovery, which results in no earnings effect when the gain is realized.

There can be no assurances that ACE will elect or be able to sell any such electric generating plants, or that any gains will be realized from such sales of electric generating plants.

Intent to Renegotiate Purchased Power Contracts

ACE has four NJBPU-approved long-term power purchase contracts with independent power producers. ACE continues to negotiate buyouts and buydowns of these contracts, which would be subject to NJBPU and other approvals, including NJBPU authorization to recover any contract buyout and buydown costs through the issuance of transition bonds, as permitted by the New Jersey Act. The financial commitments associated with such buyouts and buydowns could be substantial. Management cannot currently predict the outcome of contract buyout and buydown negotiations or the costs associated with such efforts. There can be no assurances, moreover, that the NJBPU will approve the issuance of transition bonds for such costs or that ACE will be able to issue and sell any such bonds.

On May 7, 1999, ACE and an independent power producer, with which ACE has a long-term power purchase contract, signed a letter of intent ("LOI") relating to a transaction which could ultimately result in the termination of such existing contract. The LOI calls for the negotiation of a definitive agreement and the establishment of necessary arrangements associated with the termination. Upon receipt of corporate and regulatory approvals (including NJBPU approval), the agreement would require, among other things, a substantial payment to the independent power producer (estimated to be in excess of $100 million). Management cannot predict whether the LOI will result in the negotiation of a definitive agreement or if such an agreement would receive the necessary approvals.

Results of Operations

Operating Revenues

Details of the changes in the various components of operating revenues for the three months ended March 31, 1999, as compared to the same period in 1998 are shown below (dollars in millions):

                                                                    Three Months
                                                                      Variance
                                                                      --------
Electric non-energy (base rate) revenues:
  Merger-related rate decrease                                         $(1.7)
  Kilowatt-hour (kWh) sales volume and other                             8.7
                                                                       -----
    Subtotal                                                             7.0
Electric energy revenues                                                 8.7
Electric interchange delivery revenues                                  12.4
Electric merchant and other revenues                                   (21.2)
                                                                       -----
       Total                                                           $ 6.9
                                                                       =====

Base rate revenues for the first quarter of 1999 included three full months of Merger-related rate reductions, compared to one month of rate reductions included in the first quarter of 1998, which resulted in a $1.7 million decrease in electric base rate revenues.

Excluding the merger-related rate reductions, base rate revenues increased $8.7 million for the three-month period of 1999 primarily due to a 3.8% kWh sales increase, principally attributed to colder winter weather than the same period last year. The increase also reflects a positive customer sales mix, resulting from proportionately more kWh sales to residential and commercial customers. Generally, the margins on kWh sales to residential and commercial customers in excess of the related energy costs, are larger than those from industrial and other sales.

Electric energy revenues increased $8.7 million due to higher energy rates charged to customers for fuel costs incurred and higher kWh sales. Currently, energy revenues, or electric fuel and purchased power costs charged to customers, generally do not affect net income, since the expense recognized is adjusted to match the energy revenues. The amount of under- or over-recovered energy costs is deferred until it is subsequently recovered from or returned to utility customers. The New Jersey energy adjustment clause is expected to be superseded by provisions contained in the New Jersey Act which permit Basic Generation Service (BGS) suppliers full and timely recovery of their costs. The Act also authorizes the NJBPU to allow the deferral and subsequent recovery of BGS costs if necessary for attainment of the rate reductions required by the New Jersey Act. Regulations governing BGS are expected to be promulgated by the NJBPU prior to beginning retail choice of electricity suppliers in New Jersey.

Electric interchange delivery revenues increased $12.4 million due to increased revenues from ancillary transmission and distribution services. Electric interchange delivery revenues are currently reflected as reductions in the rates charged to customers under the energy adjustment clause and, thus, do not affect net income.

Electric merchant and other revenues, which primarily represent bulk power sales and are not subject to price regulation, decreased $21.2 million. Subsequent to the Merger, all sales of bulk power were conducted through Delmarva Power & Light Company in order to take advantage of merger synergies. The margin provided by the wholesale market revenues in excess of the related energy costs is relatively small due to the competitive nature of bulk power sales.

Operation and Maintenance Expenses

Operation and maintenance expenses increased $2.3 million in the first quarter, primarily due to lower capitalized expenses and increased contracted services, largely offset by savings from fewer employees due to Merger-related employee separations.

Depreciation and Amortization

Depreciation and amortization expense increased $1.4 million in the first quarter, primarily due to completion of on-going construction projects and implementation of new software systems.

Other Income

Other income increased $0.6 million in the first quarter, primarily due to interest and dividend income on higher average balances invested in money market funds.

Interest Expense

Interest expense decreased $0.9 million in the first quarter, as a result of maturities and redemptions of long- and short-term debt, partially offset by higher amortization of debt reacquisiton expenses.

Dividends on Preferred Securities of Subsidiary Trusts

Dividends on preferred securities of subsidiary trusts increased $0.5 million in the first quarter, due to the issuance of $25 million of 7.375% preferred securities in November 1998.

Dividends on Preferred Stock

Dividends on preferred stock decreased $0.5 million in the first quarter, as a result of ACE's October 1998 purchase of $23.8 million of various series of its preferred stock, which had an average dividend rate of 4.4%.

Liquidity and Capital Resources

Net cash provided by operating activities was $75.8 million for the three months ended March 31, 1999, compared to $58.8 million for the three months ended March 31, 1998. The $17.0 million increase in net cash provided by operating activities was primarily due to higher electric revenues, net of related energy and capacity costs.

Primarily due to over-collections of energy costs from utility customers, ACE's liability for deferred energy costs was $35.9 million as of March 31, 1999. These over-collections of energy costs will be returned to customers via lower energy rates, which will reduce net cash provided by operating activities as ACE transitions to customer choice.

Current maturities of long-term debt increased $46.0 million from December 31, 1998 due to scheduled maturities of ACE's Medium Term Notes.

On an interim basis, ACE finances construction costs and other capital requirements in excess of internally generated funds through the issuance of unsecured short-term debt, consisting of commercial paper and notes from banks. As of March 31, 1999, ACE had authority to issue $150 million in short-term debt.

ACE's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below:

                                   12 Months
                                     Ended                   Year Ended December 31,
                                    March 31,      -------------------------------------------
                                      1999         1998         1997         1996         1995
                                      ----         ----         ----         ----         ----
Ratio of Earnings to:
  Fixed Charges                       2.44         1.66         2.84         2.59         3.19
  Fixed Charges and Preferred
    Stock Dividends                   2.30         1.55         2.58         2.16         2.43

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

Year 2000

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates during and beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, is managing Conectiv's response to this situation. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. There are substantial challenges in identifying and correcting the computer and embedded systems critical to generating and delivering power and providing other services to customers.

The project team is using a phased approach to managing its activities. The first phase is inventory and assessment of all systems, equipment, and processes. Each identified item was given a criticality rating of high, medium or low. Those items rated as high or medium are then subject to the second phase of the project. The second phase is determining and implementing corrective action for the systems, equipment and processes, and concludes with a test of the unit being remediated. The third phase is system testing and compliance certification. Additionally, the project team is updating existing outage contingency plans to address Year 2000 issues.

Overall, Conectiv's Year 2000 Project covers approximately 140 different systems (some with numerous components) that had been originally identified as high or medium in criticality. However, only 21 of those 140 systems are essential for Conectiv to provide electric and gas service to its customers. The Year 2000 Project team is focusing on these 21 systems, with additional work on the other systems continuing based on their relative importance to Conectiv's businesses.

The following chart sets forth the current estimated completion percentage of the 140 different systems in the Year 2000 Project by major business group, and for the information technology systems used in managing Conectiv's business. Conectiv expects to continue to see significant progress in remediation and testing over the next quarter based on work that is in process and material that has been ordered or already received.

                                     Inventory and       Corrective Action/       System Testing/
Business Group                         Assessment           Unit Testing            Compliance
--------------                       -------------       ------------------       ---------------
Business systems                          100%                   95%                  75%
Power production                          100%                   55%                  40%
Electricity distribution                  100%                   55%                  15%
Gas delivery                              100%                   90%                  90%
Competitive services                      100%                  100%                  50%-90%

Conectiv is also contacting vendors and service providers to review remediation of their Year 2000 issues. Many aspects of Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow ACE to generate electricity.

Distribution of electricity is dependent on the overall reliability of the electric grid. ACE is cooperating with the North American Electric Reliability Council (NERC) and the PJM Interconnection in Year 2000 remediation and contingency planning efforts. Recent reports issued by NERC indicate a diminished risk of disruption to the electric grid caused by Year 2000 issues. Conectiv's Year 2000 Project timeline is generally in-line with the recommendations of those groups. In addition, ACE participated in the first of two NERC drills on April 9, 1999; a small number of manageable issues were identified and are being addressed. ACE will also participate in the second NERC drill scheduled for September 9, 1999 and will conduct its own drill.

Conectiv has incurred approximately $5.7 million in costs for the Year 2000 Project. Current estimates of the costs for the Year 2000 Project range from $10 million to $15 million. These estimates could change significantly as the Year 2000 Project progresses. The costs set forth above do not include several significant expenditures covering new systems, such as Conectiv's SAP business, financial and human resources management system and an Energy Control System. While these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv is not reporting the expenditures on these systems in its costs for the Year 2000 Project, because the new systems were installed principally for other reasons.

Since the project team is still in the process of assessing and correcting impacted systems, equipment and processes, ACE cannot with certainty determine whether the Year 2000 issue might cause disruptions to its operations and impact related costs and revenues. ACE assesses the status of the Year 2000 Project on at least a monthly basis to determine the likelihood of disruption. Based on its own Year 2000 program, as well as reports from NERC and other utilities, ACE's management believes it is unlikely that significant Year 2000 related disruption will occur. However, any substantial disruption to ACE's operations could negatively impact ACE's revenues, significantly impact its customers and could generate legal claims against ACE. ACE's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act ) provides a "safe harbor" for forward looking statements to encourage such disclosure without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "estimate", "expect" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation of energy supply and the unbundling of delivery services; an increasingly competitive energy marketplace; results of any asset dispositions; sales retention and growth; federal and state regulatory actions; costs of construction; operating restrictions; increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storing facilities for spent nuclear fuel; and credit market concerns. ACE undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by ACE prior to the effective date of the Litigation Reform Act.

                           Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 12-A, Computation of Ratio of Earnings to Fixed Charges

Exhibit 12-B, Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule

Reports on Form 8-K

On February 17, 1999 ACE filed an 8-K, which reported the signing of the "Electric Discount and Energy Competition Act" into law on February 9, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Atlantic City Electric Company
                                        ------------------------------
                                                (Registrant)


Date: May 13, 1999                      /s/ John C. van Roden
      ------------                      ----------------------------------------
                                        John C. van Roden, Senior Vice President
                                        and Chief Financial Officer

                                  EXHIBIT INDEX

                                                       Exhibit        Page
                                                       Number        Number
                                                       ------        ------

Computation of ratio of earnings to fixed charges        12-A          17

Computation of ratio of earnings to fixed charges
  and preferred dividends                                12-B          18

Financial Data Schedule                                   27           19