Form 10-Q
period 1999-06-30
ATLANTIC CITY ELECTRIC CO
filed 1999-08-13
CIK 8192

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1999
                                   -------------

OR
--

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



Commission file number  1-3559

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
               (Exact name of registrant as specified in its charter)


          New Jersey                                       21-0398280
  ----------------------------                            ------------
    (State of incorporation)                          (I.R.S. Employer
                                                      Identification No.)


800 King Street, P.O. Box 231, Wilmington, Delaware            19899
-----------------------------------------------------      ------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         302-429-3114
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

                               Table of Contents
                               -----------------


                                                                     Page No.
                                                                     --------


Part I.    Financial Information:

            Consolidated Statements of Income for the three months
            and the six months ended June 30, 1999 and 1998             1

            Consolidated Balance Sheets as of June 30, 1999
            and December 31, 1998                                     2-3

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 1999 and 1998                     4

            Notes to Consolidated Financial Statements                5-8

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      9-17

Part II.    Other Information and Signature                         18-19

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,              June 30,
                                          --------------------  --------------------
                                              1999       1998       1999       1998
                                          --------   --------   --------   --------

OPERATING REVENUES                        $246,143   $241,883   $490,982   $479,832

OPERATING EXPENSES
  Electric fuel and purchased power         64,425     69,438    138,743    142,350
  Purchased electric capacity               43,928     41,046     84,516     84,619
  Employee separation and other
    Merger-related costs                         -     (3,361)         -     48,118
  Operation and maintenance                 64,527     49,869    117,757    100,825
  Depreciation and amortization             28,788     29,103     57,482     56,383
  Taxes other than income taxes              8,508      9,760     18,483     19,332
                                          --------   --------   --------   --------
                                           210,176    195,855    416,981    451,627
                                          --------   --------   --------   --------
OPERATING INCOME                            35,967     46,028     74,001     28,205
                                          --------   --------   --------   --------

OTHER INCOME
  Allowance for equity funds
    used during construction                   153        176        298        319
  Other income                               4,044      2,271      6,143      3,732
                                          --------   --------   --------   --------
                                             4,197      2,447      6,441      4,051
                                          --------   --------   --------   --------
INTEREST EXPENSE
  Interest charges                          14,860     15,826     29,507     31,363
  Allowance for borrowed funds
    used during construction
      and capitalized interest                (152)      (313)      (319)      (563)
                                          --------   --------   --------   --------
                                            14,708     15,513     29,188     30,800
                                          --------   --------   --------   --------
DIVIDENDS ON PREFERRED
  SECURITIES OF SUBSIDIARY
    TRUSTS                                   1,905      1,444      3,825      2,888
                                          --------   --------   --------   --------

INCOME (LOSS) BEFORE
  INCOME TAXES                              23,551     31,518     47,429     (1,432)
                                          --------   --------   --------   --------
INCOME TAXES                                 8,673     12,204     17,460         (8)
                                          --------   --------   --------   --------
NET INCOME (LOSS)                           14,878     19,314     29,969     (1,424)
                                          --------   --------   --------   --------
DIVIDENDS ON PREFERRED STOCK                   533      1,000      1,066      2,000
                                          --------   --------   --------   --------
EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK                            $ 14,345   $ 18,314   $ 28,903   $ (3,424)
                                          ========   ========   ========   ========



          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                 JUNE 30,         DECEMBER 31,
                                                   1999              1998
                                               ------------       ------------
ASSETS
---------------------------

CURRENT ASSETS
  Cash and cash equivalents                    $     16,504       $     28,767
  Accounts receivable                               132,833            126,648
  Inventories, at average cost:
   Fuel (coal and oil)                               26,082             27,233
   Materials and supplies                            29,058             21,296
  Deferred income taxes, net                         19,003              7,735
  Prepaid New Jersey sales & excise taxes            40,234             20,078
  Other prepayments                                   2,599              4,420
                                               ------------       ------------
                                                    266,313            236,177
                                               ------------       ------------
INVESTMENTS
  Funds held by trustee                             104,487            102,765
  Other investments                                     112                112
                                               ------------       ------------
                                                    104,599            102,877
                                               ------------       ------------

PROPERTY, PLANT, AND EQUIPMENT
 Electric                                         2,627,968          2,600,699
 Less: Accumulated depreciation                   1,046,436          1,007,106
                                               ------------       ------------
 Net utility plant in service                     1,581,532          1,593,593
 Utility construction work-in-progress               80,357             97,955
 Leased nuclear fuel, at amortized cost              31,852             35,003
 Nonutility property, net                             8,085              8,207
                                               ------------       ------------
                                                  1,701,826          1,734,758
                                               ------------       ------------
DEFERRED CHARGES AND OTHER ASSETS
 Unrecovered purchased power costs                   38,891             48,274
 Deferred recoverable income taxes                  102,223            102,223
 Unrecovered state excise taxes                      30,814             35,594
 Deferred debt refinancing costs                     27,095             28,043
 Deferred other postretirement benefit costs         33,728             34,978
 Unamortized debt costs                              14,092             14,141
 Other                                               31,866             30,157
                                               ------------       ------------
                                                    278,709            293,410
                                               ------------       ------------
TOTAL ASSETS                                   $  2,351,447       $  2,367,222
                                               ============       ============




          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    1999                1998
                                                                                ------------        ------------

CAPITALIZATION AND LIABILITIES
------------------------------

CURRENT LIABILITIES
  Long-term debt due within one year                                              $   46,075          $   30,075
  Variable rate demand bonds                                                          22,600              22,600
  Short-term debt                                                                     30,000                   -
  Accounts payable                                                                    45,234              54,315
  Interest accrued                                                                    20,596              14,774
  Dividends payable                                                                    3,044              22,236
  Taxes accrued                                                                       29,839              22,916
  Current capital lease obligation                                                    15,542              15,728
  Accrued employee separation & Other Merger-related costs                             3,839               9,554
  Deferred energy costs                                                               39,432              15,577
  Other                                                                               28,698              28,771
                                                                                ------------        ------------
                                                                                     284,899             236,546
                                                                                ------------        ------------

DEFERRED CREDITS AND OTHER  LIABILITIES
  Deferred income taxes, net                                                         339,984             343,429
  Deferred investment tax credits                                                     40,875              42,142
  Long-term capital lease obligation                                                  16,372              19,523
  Pension benefit obligation                                                          12,977              10,477
  Other postretirement benefit obligation                                             46,576              44,607
  Other                                                                               21,425              24,097
                                                                                ------------        ------------
                                                                                     478,209             484,275
                                                                                ------------        ------------

CAPITALIZATION
  Common stock, $3 par value; 25,000,000 shares authorized;
    Shares outstanding; 1999 and 1998 - 18,320,937                                    54,963              54,963
  Additional paid-in capital                                                         493,007             493,007
  Retained earnings                                                                  188,836             182,123
                                                                                ------------        ------------
 Total common stockholder's equity                                                   736,806             730,093

  Preferred stock subject to mandatory redemption                                     23,950              23,950
  Preferred stock not subject to mandatory redemption                                  6,231               6,231
  ACE obligated mandatorily redeemable
    preferred securities of subsidiary
      trusts holding solely ACE debentures                                            95,000              95,000
  Long-term debt                                                                     726,352             791,127
                                                                                ------------        ------------
                                                                                   1,588,339           1,646,401
                                                                                ------------        ------------

TOTAL CAPITALIZATION AND LIABILITIES                                              $2,351,447          $2,367,222
                                                                                 ===========          ==========

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                        --------------------
                                                          1999       1998
                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTVITIES
  Net income (loss)                                     $ 29,969   $ (1,424)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       62,962     60,447
      Investment tax credit adjustments, net              (1,267)    (1,267)
      Deferred income taxes, net                         (14,713)   (11,365)
      Deferred energy costs                               23,855     12,853
      Prepaid New Jersey sales & excise taxes            (20,156)   (58,989)
      Employee separation and other Merger-related costs  (5,715)    14,791
      Net change in:
        Accounts receivable                               (6,185)    (7,583)
        Inventories                                       (6,611)     5,754
        Accounts payable                                  (9,081)    14,658
        Other current assets and liabilities (1)          14,493     11,005
      Other, net                                           4,868      6,694
                                                        ---------  ---------
  Net cash provided by operating activities               72,419     45,574
                                                        ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (14,947)   (30,635)
  Nuclear decommissioning trust fund deposits             (3,212)    (3,212)
  Other, net                                                 366      2,370
                                                        ---------  ---------
  Net cash used by investing activities                  (17,793)   (31,477)
                                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock dividends                                 (40,608)   (40,808)
  Preferred stock dividends                               (1,840)    (2,000)
  Long-term debt issued                                        -     85,000
  Long-term debt redeemed                                (48,900)   (58,500)
  Principal portion of capital lease payments             (5,480)    (4,064)
  Net change in short-term debt                           30,000     12,500
  Other, net                                                 (61)    (5,895)
                                                        ---------  ---------
  Net cash used by financing activities                  (66,889)   (13,767)
                                                        ---------  ---------

Net change in cash and cash equivalents                  (12,263)       330
Cash and cash equivalents at beginning of period          28,767     20,765
                                                        ---------  ---------
Cash and cash equivalents at end of period              $ 16,504   $ 21,095
                                                        =========  =========

(1) Other than debt and deferred income taxes classified as current.

         See accompanying Notes to Consolidated Financial  Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENT PRESENTATION
    --------------------------------

The consolidated financial statements include the accounts of Atlantic City Electric Company (ACE) and its wholly-owned subsidiaries and reflect all adjustments necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures which would substantially duplicate the disclosures in ACE's 1998 Annual Report on Form 10-K have been omitted. Accordingly, ACE's consolidated condensed interim financial statements contained herein should be read in conjunction with ACE's 1998 Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q for additional relevant information.

Certain prior year amounts have been reclassified, not affecting net income, to conform to the current year reporting of these items.

As discussed in Note 4 to ACE's 1998 Consolidated Financial Statements included in ACE's 1998 Annual Report on Form 10-K, ACE became a subsidiary of Conectiv (the Merger) on March 1, 1998.


2.  EMPLOYEE SEPARATION AND OTHER MERGER-RELATED COSTS
    --------------------------------------------------

In 1998 enhanced retirement offers and other employee separation programs were utilized to reduce ACE's workforce. The employee separations and other Merger-related costs expensed in the first six months of 1998 were $48.1 million before taxes, reducing net income by $29.0 million. For the three months ended June 30, 1998, revised cost estimates for the employee separation programs resulted in a decrease in pre-tax expenses of $3.4 million ($2.0 million after taxes).


3.  RATE MATTERS
    ------------

The following information updates the disclosures previously reported in Note 5, Rate Matters, to ACE's Consolidated Financial Statements included in ACE's 1998 Annual Report on Form 10-K.

NJBPU SUMMARY ORDER

On June 9, 1999, ACE entered into a Stipulation of Settlement (Stipulation) with some of the parties to proceedings pending before the New Jersey Board of Public Utilities (NJBPU) concerning ACE's stranded costs, unbundled rates, and restructuring. The Stipulation was filed with the NJBPU. On July 15, 1999, the NJBPU approved the Stipulation with modifications and issued a summary order (Summary Order) detailing the modifications to the Stipulation. The NJBPU stated that a more detailed order would be issued at a later date.

In its Summary Order, the NJBPU directed ACE to implement a five percent aggregate rate reduction effective August 1, 1999. ACE also must implement at least an additional two percent rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by ten percent from the rates which were in effect as of April 30, 1997. ACE estimates that the initial rate reduction effective August 1, 1999 will reduce revenues by approximately $50 million (on an annualized basis, assuming fiscal year 1998 sales and revenues). Since an estimated $25 million of the revenue reduction results from the current level of the energy component of ACE's regulated revenues exceeding related energy costs, this portion of the revenue reduction should not affect earnings. The ultimate impact of the mandated rate reductions on ACE's net income depends upon the nature and extent of cost reductions that may be realized by ACE, among other factors.

The Summary Order also established minimum initial shopping credits for customers who choose an alternative electric supplier, from a system average
5.27 cents per kilowatt-hour(kWh), effective August 1, 1999, to a system average of 5.48 cents per kWh in 2003. These shopping credits include transmission costs and charges by ACE for Basic Generation Service (BGS) to be provided to retail customers who do not have a competitive electric power supplier. The Summary Order also approved the deferral mechanism contained in the Stipulation, in order to enable ACE to meet and sustain the rate reductions ordered by the NJBPU. The deferral mechanism provides for the accumulated deferral of costs (including BGS) and application of certain over-recovery credits, for ultimate recovery of the resultant net deferred balance, during the four years after the initial four-year transition period (Transition Period) commencing August 1, 1999. The NJBPU approved certain rates of return to be applied to the deferred balances.

The Summary Order provides that ACE may divest its nuclear and fossil fuel baseload units and transfer the remaining generating units to a non-utility affiliated company at the net book value. The Summary Order provided that ACE shall be permitted the opportunity to recover 100% of the net stranded costs related to the generation units to be divested, subject to further NJBPU proceedings. The Summary Order further provided that ACE may also recover 100% of the stranded costs associated with power purchased from Non-Utility Generators (NUGs). The Summary Order also provided for the securitization of amounts used to effect potential buyouts or buydowns of contracts with NUGs as well as limited incentives for ACE in the event of such contract restructuring.

The Summary Order does not provide for recovery of stranded costs associated with the electric generating units to be transferred to a non-utility affiliated company. See "Asset Impairments and Charges to Earnings".

ASSET IMPAIRMENTS AND CHARGES TO EARNINGS

Management has made a preliminary estimate of the amount of stranded costs not expected to be recovered through regulated electricity delivery rates after the electric utility industry is restructured in New Jersey. Based on the Summary Order, management expects that, in the third quarter of 1999, ACE's electricity supply business will no longer be subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, ACE expects to apply the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71," and record an extraordinary charge to earnings. As discussed below, the portion of the expected extraordinary charge related to impairment of assets is determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."

To estimate the impairment of electric generating plants of ACE in accordance with SFAS No. 121, the book value of each generating plant is first compared to the estimated future net operating cash flows of each generating plant. Any electric generating plant with undiscounted future net cash flows less than book value is considered impaired, and the plant's net future cash flows are discounted. The amount by which the book value of the impaired electric generating plants exceeds their discounted cash flows (or other estimate of fair value) is the estimated impairment amount.

As discussed above, the Summary Order provided for ACE to recover 100% of the stranded costs associated with power it purchases from NUGs.

The total amount that could be charged to earnings, includes the impairment amount for the electric generating plants of ACE and regulatory assets related to the electric generation business. The charge to earnings is reduced by the estimated cost recovery through regulated electricity delivery rates. Based on this methodology (giving effect to estimated cost recoveries), management currently estimates that the electric utility industry restructuring in New Jersey will result in an extraordinary after-tax charge to ACE's earnings of approximately $50 to $75 million during the third quarter of 1999.

EXPECTED SALES OF ELECTRIC GENERATING PLANTS

On May 11, 1999, Conectiv announced financial and strategic initiatives that included the intention to sell over 2,000 megawatts (MW) of nuclear and non-strategic baseload fossil electric generating plants owned by its subsidiaries, ACE and Delmarva Power & Light Company. Conectiv intends to retain certain ACE electric generating plants which are strategic to Conectiv's energy business. In June and July 1999, Conectiv distributed offering memoranda for the proposed sale of fossil and jointly-owned nuclear electric generating plants. Assuming the auction process goes as planned, the divestiture of the electric generating plants is expected to be completed by mid-2000. A summary of ACE's electric generating plants which have been offered for sale is shown in the table below.


                  ACE Generating Units
                  ---------------------
                    MW of     Net Book
                  Capacity   Value (a)
                  ---------  ----------
Fossil Units:
 Wholly-owned         686.0     $310.6
 Jointly-owned        107.7       35.9
Jointly-owned
 nuclear units        383.0      410.7
                    -------     ------
                    1,176.7     $757.2
                    =======     ======

 (a) Net book value is as of December 31, 1998 and is stated in millions of dollars.

The net book value of some of the electric generating units offered for sale is expected to be written down in 1999 due to the impairment resulting from deregulation of the electricity supply business. Since an impaired electric generating unit is written down to its estimated fair market value net of estimated selling costs, the sale of an impaired electric generating plant is not expected to result in a significant gain or loss. Some of the electric generating plants which are not impaired may be sold at a gain. Under generally accepted accounting principles, the write-down of impaired assets is not reduced by expected future gains on sales of assets which are not impaired by electric utility industry restructuring; the gain on the sale of an asset is recognized when the sale occurs.

Potential gains which could be realized from the sale of certain of ACE's electric generating plants will reduce the amount of stranded cost recovery in accordance with the Summary Order. Accordingly, any such gain realized would not affect future earnings. There can be no assurances, that ACE will elect or be able to sell any such electric generating plants, or that any gains will be realized from such sales of electric generating plants.

4.  DEBT
    ----

In May 1999, ACE repaid at maturity $4.0 million of 7.54% Medium Term Notes and $26.0 million of 7.52% Medium Term Notes.

In June 1999, ACE redeemed $12.5 million of 7%, First Mortgage Bonds, due September 1, 2023, and $6.4 million of 6 5/8%, First Mortgage Bonds, due August 1, 2013.

5.  CONTINGENCIES
    -------------

ENVIRONMENTAL MATTERS

ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection. ACE is also a defendant in an action to recover costs at a federal superfund site in Gloucester, New Jersey. There was $1.0 million included in ACE's current liabilities as of June 30, 1999, and December 31, 1998, for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

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

6.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

                                        Six Months Ended
                                            June 30,
Cash paid for:                           1999      1998
                                        -------  --------
(dollars in thousands)
Interest, net of capitalized amounts    $23,366   $28,261
Taxes, net of refunds                   $25,880   $25,760

7.  BUSINESS SEGMENTS
    -----------------

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

8.  ACCOUNTING FOR ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES
    ------------------------------------------------------------

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delays the required implementation date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until all fiscal quarters of all fiscal years beginning after June 15, 2000. Reporting entities may elect to adopt SFAS No. 133 prior to the required implementation date. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as assets or liabilities in the balance sheet and be measured at fair value. Under specified conditions, a derivative may be designated as a hedge. The change in the fair value of derivatives which are not designated as hedges is recognized in earnings. For derivatives designated as hedges of changes in the fair value of an asset or liability, or as a hedge of exposure to variable cash flows of a forecasted transaction, earnings are affected to the extent the hedge does not match offsetting changes in the hedged item. ACE currently cannot determine the effect that SFAS No. 133 will have on its financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

EARNINGS SUMMARY
----------------

ACE's earnings applicable to common stock were $14.3 million for the three months ended June 30, 1999, compared to earnings applicable to common stock of $18.3 million for the three months ended June 30, 1998. After excluding the $2.0 million increase in second quarter 1998 earnings which resulted from revision of estimated employee separation costs, second quarter earnings decreased by $2.0 million. This decrease was primarily due to higher operation and maintenance expenses, partly offset by higher electric revenues due to sales volume.

ACE's earnings applicable to common stock were $28.9 million for the six months ended June 30, 1999, compared to a loss applicable to common stock of $3.4 million for the six months ended June 30, 1998. Excluding employee separation and other Merger-related costs that reduced earnings for the six months ended June 30, 1998 by $29.0 million, ACE's earnings increased $3.3 million in the current six-month period as compared to the same period last year. This increase was primarily due to additional revenues from higher electric sales and lower net interest costs, partially offset by higher operations and maintenance costs.

NJBPU SUMMARY ORDER

On June 9, 1999, ACE entered into a Stipulation of Settlement (Stipulation) with some of the parties to proceedings pending before the New Jersey Board of Public Utilities (NJBPU) concerning ACE's stranded costs, unbundled rates, and restructuring. The Stipulation was filed with the NJBPU. On July 15, 1999, the NJBPU approved the Stipulation with modifications and issued a summary order (Summary Order) detailing the modifications to the Stipulation. The NJBPU stated that a more detailed order would be issued at a later date.

In its Summary Order, the NJBPU directed ACE to implement a five percent aggregate rate reduction effective August 1, 1999. ACE also must implement at least an additional two percent rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by ten percent from the rates which were in effect as of April 30, 1997. ACE estimates that the initial rate reduction effective August 1, 1999 will reduce electric utility revenues by approximately $50 million (on an annualized basis, assuming fiscal year 1998 sales and revenues). Since an estimated $25 million of the revenue reduction results from the current level of the energy component of ACE's regulated revenues exceeding related energy costs, this portion of the revenue reduction should not affect earnings.

ACE's future earnings will also be affected by its ability to achieve cost reductions and streamline operations. A productivity improvement and cost reduction program was announced in May 1999 which seeks to reduce costs over the next 12 to 18 months. Depreciation costs for generating assets will also decrease due to a lower book value after impairment write-downs. Also, certain costs which had previously been deferred under SFAS No. 71 will now be charged to expense in the period incurred.

The Summary Order also established minimum initial shopping credits for customers who choose an alternative electric supplier, from a system average
5.27 cents per kWh, effective August 1, 1999, to a system average of 5.48 cents per kWh in 2003. These shopping credits include transmission costs and charges by ACE for Basic Generation Service (BGS) to be provided to retail customers who do not have a competitive electric power supplier. The Summary Order also approved the deferral mechanism contained in the Stipulation, in order to enable ACE to meet and sustain the rate reductions ordered by the NJBPU. The deferral mechanism provides for the accumulated deferral of costs (including BGS) and application of certain over-recovery credits, for ultimate recovery of the resultant net deferred balance, during the four years after the initial four-year transition period (Transition Period) commencing August 1, 1999. The NJBPU approved certain rates of return to be applied to the deferred balances.

The Summary Order provides that ACE may divest its nuclear and fossil fuel baseload units and transfer the remaining generating units to a non-utility affiliated company at the net book value. The Summary Order provided that ACE shall be permitted the opportunity to recover 100% of the net stranded costs related to the generation units to be divested, subject to further NJBPU proceedings. The Summary Order further provided that ACE may also recover 100% of the stranded costs associated with power purchased from Non-Utility Generators (NUGs). The Summary Order also provided for the securitization of amounts used to effect potential buyouts or buydowns of contracts with NUGs as well as limited incentives for ACE in the event of such contract restructuring.

The Summary Order does not provide for recovery of stranded costs associated with the electric generating units to be transferred to a non-utility affiliated company. See "Asset Impairments and Charges to Earnings".

ASSET IMPAIRMENTS AND CHARGES TO EARNINGS

Management has made a preliminary estimate of the amount of stranded costs not expected to be recovered through regulated electricity delivery rates after the electric utility industry is restructured in New Jersey. Based on the Summary Order, management expects that, in the third quarter of 1999, ACE's electricity supply business will no longer be subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, ACE expects to apply the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71," and record an extraordinary charge to earnings. As discussed below, the portion of the expected extraordinary charge related to impairment of assets is determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."

To estimate the impairment of electric generating plants of ACE in accordance with SFAS No. 121, the book value of each generating plant is first compared to the estimated future net operating cash flows of each generating plant. Any electric generating plant with undiscounted future net cash flows less than book value is considered impaired, and the plant's net future cash flows are discounted. The amount by which the book value of the impaired electric generating plants exceeds their discounted cash flows (or other estimate of fair value) is the estimated impairment amount.

As discussed above, the Summary Order provided for ACE to recover 100% of the stranded costs associated with power it purchases from NUGs.

The total amount that could be charged to earnings, includes the impairment amount for the electric generating plants of ACE and regulatory assets related to the electric generation business. The charge to earnings is reduced by the estimated cost recovery through regulated electricity delivery rates. Based on this methodology (giving effect to estimated cost recoveries), management currently estimates that the electric utility industry restructuring in New Jersey will result in an extraordinary after-tax charge to ACE's earnings of approximately $50 to $75 million during the third quarter of 1999.

EXPECTED SALES OF ELECTRIC GENERATING PLANTS

On May 11, 1999, Conectiv announced financial and strategic initiatives that included the intention to sell over 2,000 megawatts (MW) of nuclear and non-strategic baseload fossil electric generating plants owned by its subsidiaries, ACE and Delmarva Power & Light Company. Conectiv intends to retain certain ACE electric generating plants which are strategic to Conectiv's energy business. In June and July 1999, Conectiv distributed offering memoranda for the proposed sale of fossil and jointly-owned nuclear electric generating plants. Assuming the auction process goes as planned, the divestiture of the electric generating plants is expected to be completed by mid-2000. A summary of ACE's electric generating plants which have been offered for sale is shown in the table below.


                  ACE Generating Units
                  ---------------------
                    MW of     Net Book
                  Capacity   Value (a)
                  ---------  ----------
Fossil Units:
 Wholly-owned         686.0     $310.6
 Jointly-owned        107.7       35.9
Jointly-owned
 nuclear units        383.0      410.7
                    -------     ------
                    1,176.7     $757.2
                    =======     ======

 (a) Net book value is as of December 31, 1998 and is stated in millions of dollars.

The net book value of some of the electric generating units offered for sale is expected to be written down in 1999 due to the impairment resulting from deregulation of the electricity supply business. Since an impaired electric generating unit is written down to its estimated fair market value net of estimated selling costs, the sale of an impaired electric generating plant is not expected to result in a significant gain or loss. Some of the electric generating plants which are not impaired may be sold at a gain. Under generally accepted accounting principles, the write-down of impaired assets is not reduced by expected future gains on sales of assets which are not impaired by electric utility industry restructuring; the gain on the sale of an asset is recognized when the sale occurs.

Potential gains which could be realized from the sale of certain of ACE's electric generating plants will reduce the amount of stranded cost recovery in accordance with the Summary Order. Accordingly, any such gain realized would not affect future earnings. There can be no assurances, that ACE will elect or be able to sell any such electric generating plants, or that any gains will be realized from such sales of electric generating plants.

INTENT TO RENEGOTIATE PURCHASED POWER CONTRACTS

ACE has four NJBPU-approved long-term power purchase contracts with NUGs. ACE continues to negotiate buyouts and buydowns of these contracts, which would be subject to NJBPU and other approvals, including NJBPU authorization to recover any contract buyout and buydown costs through the issuance of transition bonds, as permitted by the New Jersey Act. The financial commitments associated with such buyouts and buydowns could be substantial. Management cannot currently predict the outcome of contract buyout and buydown negotiations or the costs associated with such efforts. There can be no assurances, moreover, that the NJBPU will approve the issuance of transition bonds for such costs or that ACE will be able to issue and sell any such bonds.

On May 7, 1999, ACE and a NUG, with which ACE has a long-term power purchase contract, signed a letter of intent (LOI) relating to a transaction which could ultimately result in the termination of such existing contract. The LOI calls for the negotiation of a definitive agreement and the establishment of necessary arrangements associated with the termination. Upon receipt of corporate and regulatory approvals (including NJBPU approval), the agreement would require, among other things, a substantial payment by ACE to the NUG (estimated to be in excess of $100 million) and establishment of a new, substitute long-term power contract between the NUG and a new power purchaser. Management cannot predict whether the LOI will result in the negotiation of a definitive agreement or if such an agreement would receive the necessary approvals. On July 27, 1999, ACE and the NUG issued a request for proposals from parties prospectively interested in becoming a purchaser under the substitute power contract.

On July 30, 1999, ACE made a conditional offer to another non-utility supplier (in which an affiliate has a 50% interest), with which it has a long-term power purchase contract, to effect the termination of the power contract. Such conditional offer has not yet been accepted and, if it were to be accepted, it would also be subject to receipt of corporate and regulatory approvals. In accordance with such offer, the termination would require a substantial payment to the power producer (in excess of $200 million) by ACE. It is not possible for management to predict at this time the ultimate outcome of such offer.


RESULTS OF OPERATIONS
---------------------

OPERATING REVENUES

Fluctuations in electric revenues from regulated resale and interchange sales, and non-regulated bulk electricity sales, generally do not impact earnings to the same extent as fluctuations in regulated retail electricity sales. Gross margin percentages earned from regulated and non-regulated bulk power sales are generally lower than the gross margin percentages earned in regulated retail electricity markets due to product and pricing differences. Also, interchange revenues are currently included in energy adjustment clauses, resulting in no earnings effect from gross margins on these sales. After restructuring becomes effective, gross margins from interchange revenues generally will affect earnings and gross margins from regulated retail electricity sales will decrease due to rate reductions provided for in the Summary Order.

The table below shows the components of operating revenues, including amounts of electric revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated).

                                   Three Months Ended  Six Months Ended
                                        June 30,           June 30,
                                   ------------------  ----------------
                                     1999      1998     1999     1998
                                   --------  --------  ------  --------
                                          (Dollars in millions)
Regulated electric revenues
 Interchange                         $ 19.6    $ 21.5  $ 37.5    $ 26.8
 Retail and other                     224.6     214.9   449.1     423.9
Non-regulated electric revenues         -         2.8     -        25.8
Other revenues                          1.9       2.7     4.4       3.3
                                     ------    ------  ------    ------
Total electric revenues              $246.1    $241.9  $491.0    $479.8
                                     ======    ======  ======    ======

As shown above, regulated electric "retail and other" revenues increased by $9.7 million and $25.2 million for the three and six month periods, respectively, ended June 30, 1999 in comparison to the same periods ended June 30, 1998. These increases were mainly due to higher kWh sales, which increased by 1.0% and 2.4% for the three-month and six-month periods, respectively, and to higher billings of certain services related to the electricity delivery business. Retail electric kWh sales benefited from a 0.9% increase in the number of customers served and also from colder winter weather.

Non-regulated electric revenues, which primarily represent bulk power sales and are not subject to price regulation, decreased $2.8 million for the three-month period and $25.8 million for the six-month period. Subsequent to the Merger, Conectiv sold non-regulated bulk power solely through Delmarva Power & Light Company for purposes of achieving merger synergies.

ELECTRIC FUEL AND PURCHASED POWER

Electric fuel and purchased power decreased $5.0 million for the three-month period mainly due to costs deferred pursuant to the energy adjustment clause and decreased interchange and non-regulated electricity sales. Electric fuel and purchased power decreased $3.6 million for the six-month period mainly due to decreased non-regulated electricity sales, partly offset by higher interchange and retail sales.

EMPLOYEE SEPARATION AND OTHER MERGER-RELATED COSTS

In 1998 enhanced retirement offers and other employee separation programs were utilized to reduce ACE's workforce. The employee separations and other Merger-related costs expensed in the first six months of 1998 were $48.1 million before taxes, reducing net income by $29.0 million. For the three months ended June 30, 1998, revised cost estimates for the employee separation programs resulted in a decrease in pre-tax expenses of $3.4 million ($2.0 million after taxes).

OPERATION AND MAINTENANCE EXPENSES

Operation and maintenance expenses increased $14.7 million for the three-month period and $16.9 million for the six-month period ended June 30, 1999, mainly due to higher costs of certain administrative functions, and also due to higher power plant maintenance expenses.

OTHER INCOME

Other income increased $1.8 million for the three-month period and $2.4 million for the six-month period ended June 30, 1999, primarily due to interest income on a successful income tax appeal and interest and dividend income on higher average balances invested in money market funds. As discussed under "Liquidity and Capital Resources," the net cash provided by operating activities increased in the current six-month period compared to the same period last year.

INTEREST EXPENSE

Interest expense decreased mainly due to decreased balances of long- and short-term debt.

DIVIDENDS ON PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

Dividends on preferred securities of subsidiary trusts increased $0.5 million and $0.9 million for the three- and six-month periods, respectively, due to the issuance of $25 million of 7.375% preferred securities in November 1998.

DIVIDENDS ON PREFERRED STOCK

Dividends on preferred stock decreased $0.5 million and $0.9 million for the three- and six-month periods, respectively, as a result of ACE's October 1998 purchase of $23.8 million of various series of its preferred stock, which had an average dividend rate of 4.4%.

DIVIDEND RESTRICTION

Under the Public Utility Holding Company Act of 1935, as amended, ACE may not pay dividends on common stock or preferred stock from a retained deficit or paid-in-capital without SEC approval. In anticipation of the possibility that retained earnings might be temporarily inadequate, due to the extraordinary charges expected to result from electric utility industry restructuring, to fund such dividend payments, ACE has made the necessary SEC filing which has been duly noticed. ACE will request an appropriate order from the SEC when the final impact and timing of the pending detailed NJBPU electric restructuring order is known. It may be necessary for ACE to obtain similar such approval from the Federal Energy Regulatory Commission (FERC). An appropriate FERC filing will be made in the near future.

YEAR 2000
----------

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates during and beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, is managing Conectiv's response to this situation. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. There have been substantial challenges in identifying and correcting the computer and embedded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

The project team is using a phased approach to managing its activities. The first phase was inventory and assessment of all systems, equipment, and processes. Each identified item was given a criticality rating of high, medium or low. Those items rated as high or medium were then subject to the second phase of the project. The second phase -- determining and implementing corrective action for the identified systems, equipment and processes -- will conclude with a test of the unit being remediated. The third phase involves system testing and compliance certification. Additionally, ACE is actively completing contingency plans in the event that Year 2000 outages do occur. Contingency plans have been drafted for all mission critical systems and are being coordinated into a detailed overall Year 2000 restoration plan under the direction of a senior-level engineering manager. Contingency plans are also being developed for non-mission critical systems. The Year 2000 plans build on ACE's existing expertise in service restorations. ACE is also coordinating its efforts with state and local emergency management agencies.

Overall, Conectiv's Year 2000 Project covers approximately 140 different systems (some with numerous components) that had been originally identified as high or medium in criticality. However, only 21 of those 140 systems are essential for continued operations and customer response across Conectiv's several businesses; these are regarded as "mission critical." The Year 2000 Project team has focused on these 21 systems, with work on the other systems continuing based on their relative importance to Conectiv's businesses.

The following chart sets forth the current estimated completion percentage of the 140 different systems in the Year 2000 Project by major business group, and for the information technology systems used in managing Conectiv's business. Conectiv expects to continue to see significant progress in remediation and testing over the next quarter based on work that is in process and material that has been ordered or already received, resulting in timely completion of this work.

                             Inventory and   Corrective Action/ System Testing/
Business Group                 Assessment        Unit Testing    Compliance
--------------------------  -----------------  ----------------  -----------
Business systems                  100%               98%            90%
Power production                  100%               95%            90%
Electricity distribution          100%               87%            49%
Gas delivery                      100%               97%            95%
Competitive services              100%            85%-100%          95%

Conectiv has also been contacting vendors and service providers to review their Year 2000 efforts. Many aspects of Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow ACE to generate electricity.

Distribution of electricity is dependent on the overall reliability of the electric grid. ACE has been cooperating with the North American Electric Reliability Council (NERC) and the PJM Interconnection in Year 2000 remediation, contingency planning and restoration planning efforts. Recent reports issued by NERC indicate a small risk of disruption to the electric grid caused by Year 2000 issues. Conectiv's Year 2000 Project timeline and status are in line with the recommendations of those groups, with limited exceptions.

As requested by NERC, ACE filed its Year 2000 Readiness Statement with NERC stating that 96% of work on mission critical systems has been completed as of June 30, 1999. The exceptions to full readiness status were reported to NERC in the regular monthly filing made on June 30, 1999. They are limited in nature and are expected to be complete in advance of critical date changes. On the basis of Conectiv's (including ACE) filings, NERC has designated Conectiv as "Ready with Limited Exceptions". NERC regards exceptions as "limited" only if they "do not pose a measurable risk to reliable electric operations into the Year 2000." NERC, in its report to the Department of Energy dated August 3, 1999, stated that the factors it considers in making this evaluation include the number of facilities in a reporting company, the percent of that company's capacity included in the exception, expected completion date, importance of the facilities included in the exception and steps taken to mitigate risks. In that Report, NERC stated that based "on data received through June 30, 1999, NERC believes that the electric power industry will operate reliably into the Year 2000 with the resources that are Y2k Ready today." (NERC Report, cover letter to Department of Energy.)

In addition, ACE participated in the first of two NERC drills on April 9, 1999; a small number of manageable issues similar to those found by other utilities were identified and have been addressed. ACE will also participate in the second NERC drill scheduled for September 8-9, 1999 and will conduct its own drill on November 10, 1999. All of these drills are exercises only and are not expected to result in service interruptions.

Conectiv has incurred approximately $10.8 million in costs for the Year 2000 Project. The current budget for the Year 2000 Project is $10 million to $15 million, although this budget may exceed total project costs. The costs set forth above do not include significant expenditures covering new systems, such as Conectiv's SAP business, financial and human resources management systems, an energy control system, and a customer information system. While these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv is not reporting the expenditures on these systems in its costs for the Year 2000 Project, because the new systems were installed principally for other reasons. The total cost of these other projects over several years exceeds $87 million.

During July 1999, President Clinton signed the Year 2000 litigation reform bill, known as the "Y2K Act." The Y2K Act provides some new partial liability and damages protections to defendants in Year 2000 failure-related cases. It also establishes new litigation procedures that plaintiffs and defendants must follow. In general, the Y2K Act provides a pre-litigation notice period, proportionate liability among defendants in Year 2000 cases, a requirement that plaintiffs mitigate damages from Year 2000-related failures, and federal court jurisdiction for Year 2000 claims. The law covers many types of civil actions that allege harm or injury related to an actual or potential Year 2000-related failure, or a claim or defense arising or related to such a failure. The Y2K Act does not, however, cover civil actions for personal injury or wrongful death or most actions brought by a government entity acting in a regulatory, supervisory or enforcement capacity. The law governs actions brought after January 1, 1999 for a Year 2000-related failure occurring before January 1, 2003. Although the Y2K Act will not afford ACE complete protection from Year 2000-related claims, it should serve to help limit any liability related to any Year 2000-related failures. ACE cannot predict the extent to which such liability will be limited by the Y2K Act.

Since the project work is ongoing, ACE cannot with certainty determine whether the Year 2000 issue might cause disruptions to its operations and impact related costs and revenues. ACE assesses the status of the Year 2000 Project on at least a semi-monthly basis to determine the likelihood of disruption. Based on its own Year 2000 program, as well as reports from NERC and other utilities, ACE's management believes it is unlikely that significant Year 2000-related disruptions will occur. However, any substantial disruption to ACE's operations could negatively impact ACE's revenues, significantly impact its customers and could generate legal claims against ACE, liability from which may be mitigated under the provisions of the Y2K Act. ACE's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Due to $72.4 million of cash provided by operating activities, $17.8 million of cash used by investing activities, and $66.9 million of cash used by financing activities, cash and cash equivalents decreased by $12.3 million during the first six months of 1999.

Net cash provided by operating activities was $72.4 million for the six months ended June 30, 1999, compared to $45.6 million for the six months ended June 30, 1998. The $26.8 million increase in net cash provided by operating activities was mainly due to a lower prepayment of New Jersey sales tax, the absence of last year's payments for employee separation and other Merger-related costs, and over-collections of deferred energy costs in the current year.

The June 30, 1999 balance of "Prepaid New Jersey sales & excise taxes" increased by $20.2 million compared to the December 31, 1998 balance due to the sales tax prepayment in the second quarter of 1999, partly offset by amortization of the balance to expense.

Primarily due to over-collections of energy costs from utility customers, ACE's liability for deferred energy costs was $39.4 million as of June 30, 1999. These over-collections of energy costs will ultimately be returned to regulated customers as ACE transitions to customer choice.

The balance of "Long-term debt due within one year" as of June 30, 1999 increased $16.0 million from the December 31, 1998 balance mainly due to reclassification of $46.0 million of debt which became due within one year after December 31, 1998, partly offset by redemption at maturity in May 1999 of $30 million of ACE's Medium Term Notes (7.52% average interest rate). The balance of long-term debt as of June 30, 1999 decreased $64.8 million from the December 31, 1998 balance primarily due to the redemption of $18.9 million of First Mortgage Bonds (6.88% average interest rate) prior to maturity in June 1999 and reclassification of the $46.0 million of debt that became current after December 31, 1998.

On an interim basis, ACE finances construction costs and other capital requirements in excess of internally generated funds through the issuance of unsecured short-term debt, consisting of commercial paper and notes from banks. As of June 30, 1999, ACE had authority to issue $150 million in short-term debt. In June 1999, ACE issued $30 million of short-term notes which are due in March 2000.

The decrease in the balance of "Dividends payable" from $22.2 million as of December 31, 1998 to $3.0 million as of June 30, 1999, reflects the alignment of ACE's dividend policy to that of the Atlantic Utility Group, the notional entity from which earnings available for Conectiv Class A common stockholders are determined in accordance with the Restated Certificate of Incorporation of Conectiv.

ACE's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below:


                                 12 Months
                                   Ended    Year Ended December 31,
                                 June 30,   -----------------------
                                   1999     1998   1997  1996  1995
                                 ---------  -----  ----  ----  ----
Ratio of Earnings to:
  Fixed Charges                       2.34   1.66  2.84  2.59  3.19
  Fixed Charges and Preferred
    Stock Dividends                   2.22   1.55  2.58  2.16  2.43

Under the SEC Method, earnings, including allowance for funds used during construction, have been computed by adding income taxes and fixed charges to net income. Fixed charges include gross interest expense, the estimated interest component of rentals, and dividends on preferred securities of a subsidiary trust. For the ratio of earnings to fixed charges and preferred stock dividends, preferred stock dividends represent annualized preferred stock dividend requirements multiplied by the ratio that pre-tax income bears to net income.

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

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 1. LEGAL PROCEEDINGS
-------------------------

ACE has entered into an Administrative Consent Order with the New Jersey Department of Environmental Protection (NJDEP) in settlement of alleged violation of NJDEP-issued permits regarding air pollution control. Without an admission of liability, the settlement resolves a number of Administrative Orders and Notices of Civil Penalty Assessments issued to ACE between April 1993 and March 1998 for alleged permit violations at the B.L. England, Deepwater, Missouri Avenue, Cumberland and Sherman Avenue electric generating stations and requires ACE to pay a civil administrative penalty of $300,000.


ITEM 5. OTHER INFORMATION
-------------------------

During early July 1999, including the July 4th holiday weekend, there were electric service outages affecting customers in ACE's service territory. These interruptions occurred during an extended period of hot and humid weather in the mid-Atlantic region and northeastern United States. The weather caused there to be high demands for electricity, and the weather adversely affected both regional and local electric transmission and distribution system equipment and operations.

On July 15, 1999, the NJBPU initiated an investigation of the outages occurring in the service territories of ACE and other New Jersey electric utilities. In addition to investigating the outages themselves, the investigation is expected to address, among other topics, communications between ACE and public agencies and officials during these kinds of situations. ACE is currently responding to information requests submitted by the NJBPU.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

Exhibits
--------

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule


Reports on Form 8-K
-------------------

ACE filed a Report on Form 8-K dated July 15, 1999 reporting on Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Atlantic City Electric Company
                                ------------------------------
                                     (Registrant)



Date:  August 13, 1999         /s/ John C. van Roden
       ---------------         ----------------------------------------
                               John C. van Roden, Senior Vice President
                               and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

                                        Exhibit
                                        Number
                                        -------

Ratio of earnings to fixed charges        12-A

Ratio of earnings to fixed charges
   and preferred dividends                12-B

Financial Data Schedule                    27