Form 10-Q
period 1999-09-30
ATLANTIC CITY ELECTRIC CO
filed 1999-11-12
CIK 8192

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1999
                                   ------------------

OR
--

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



Commission file number  1-3559

                        Atlantic City Electric Company
                        ------------------------------
            (Exact name of registrant as specified in its charter)

       New Jersey                                        21-0398280
       ----------                                        ----------
(State of incorporation)                              (I.R.S. Employer
                                                      Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware         19899
---------------------------------------------------         -----
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code       302-429-3114
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

                       Yes    X   No
                             ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

All 18,320,937 issued and outstanding shares of Atlantic City Electric Company common stock, $3 per share par value, are owned by Conectiv.

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------

                               Table of Contents
                               -----------------


                                                                            Page
                                                                            ----

Part I.    Financial Information:

  Item 1.  Financial Statements

           Consolidated Statements of Income for the three months
           and the nine months ended September 30, 1999 and
           September 30, 1998............................................      1

           Consolidated Balance Sheets as of September 30, 1999
           and December 31, 1998.........................................    2-3

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and September 30, 1998...............      4

           Notes to Consolidated Financial Statements....................   5-12

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  13-22

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....     22

Part II.   Other Information

  Item 1.  Legal Proceedings.............................................     23

  Item 5.  Other Information.............................................     23

  Item 6.  Exhibits and Reports on Form 8-K..............................     23

Signature................................................................     24

                        PART  I. FINANCIAL INFORMATION

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                              Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                           ------------------------- -------------------------
                                               1999         1998         1999         1998
                                           ------------ ------------ ------------ ------------
OPERATING REVENUES                           $351,372     $332,514     $842,354     $812,345

OPERATING EXPENSES
 Electric fuel and purchased energy           110,265       99,824      249,008      242,174
 Purchased electric capacity                   43,611       44,964      128,127      129,583
 Special charges                               12,301        1,014       12,301       49,132
 Operation and maintenance                     59,910       58,354      177,667      159,178
 Depreciation and amortization                 28,897       28,081       86,379       84,464
 Taxes other than income taxes                 11,088       12,516       29,571       31,848
                                           ------------ ------------ ------------ ------------
                                              266,072      244,753      683,053      696,379
                                           ------------ ------------ ------------ ------------
OPERATING INCOME                               85,300       87,761      159,301      115,966
                                           ------------ ------------ ------------ ------------

OTHER INCOME
 Allowance for equity funds used
  during construction                             174          110          472          429
 Other income                                   1,626        2,176        7,769        5,908
                                           ------------ ------------ ------------ ------------
                                                1,800        2,286        8,241        6,337
                                           ------------ ------------ ------------ ------------

INTEREST EXPENSE
 Interest charges                              14,986       16,091       44,493       47,455
 Allowance for borrowed funds used during
  construction and capitalized interest          (174)        (221)        (493)        (784)
                                           ------------ ------------ ------------ ------------
                                               14,812       15,870       44,000       46,671
                                           ------------ ------------ ------------ ------------

DIVIDENDS ON PREFERRED SECURITIES
 OF SUBSIDIARY TRUSTS                           1,904        1,444        5,729        4,332
                                           ------------ ------------ ------------ ------------

INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                            70,384       72,733      117,813       71,300

INCOME TAXES, EXCLUDING INCOME TAXES
 APPLICABLE TO EXTRAORDINARY ITEM              34,431       31,183       51,891       31,174
                                           ------------ ------------ ------------ ------------

INCOME BEFORE EXTRAORDINARY ITEM               35,953       41,550       65,922       40,126

EXTRAORDINARY ITEM (Net of $12,413 of
  income taxes)                               (17,483)        -         (17,483)        -
                                           ------------ ------------ ------------ ------------

NET INCOME                                     18,470       41,550       48,439       40,126

DIVIDENDS ON PREFERRED STOCK                      533          863        1,599        2,863
                                           ------------ ------------ ------------ ------------
EARNINGS APPLICABLE TO COMMON STOCK          $ 17,937     $ 40,687     $ 46,840     $ 37,263
                                            ===========  ===========  ===========  ===========


See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)



                                             September 30,     December 31,
                                                 1999             1998
                                             --------------   --------------
                     ASSETS
                     ------
Current Assets
 Cash and cash equivalents                       $114,390          $28,767
 Accounts receivable                              161,442          130,148
 Allowance for doubtful accounts                   (3,500)          (3,500)
 Inventories, at average cost
  Fuel (coal and oil)                              21,545           27,233
  Materials and supplies                           11,134           21,296
 Deferred income taxes, net                        26,008            7,735
 Prepaid New Jersey sales and excise taxes         17,134           20,078
 Other prepayments                                  1,395            4,420
                                             --------------   --------------
                                                  349,548          236,177
                                             --------------   --------------

Investments
 Funds held by trustee                            105,286          102,765
 Other investments                                    103              112
                                             --------------   --------------
                                                  105,389          102,877
                                             --------------   --------------

Property, Plant and Equipment
 Electric generation                              468,555        1,257,009
 Electric transmission and distribution         1,218,530        1,199,130
 Other electric facilities                        129,067          144,560
 Other property, plant, and equipment               8,772            8,772
                                             --------------   --------------
                                                1,824,924        2,609,471
 Less: Accumulated depreciation                   681,557        1,007,671
                                             --------------   --------------
 Net plant in service                           1,143,367        1,601,800
 Construction work-in-progress                     47,793           97,955
 Leased nuclear fuel, at amortized cost            30,539           35,003
                                             --------------   --------------
                                                1,221,699        1,734,758
                                             --------------   --------------

Deferred Charges and Other Assets
 Recoverable stranded costs                       659,336             -
 Unrecovered purchased power costs                 33,965           48,274
 Deferred recoverable income taxes                 21,867          102,223
 Unrecovered New Jersey state excise taxes         28,424           35,594
 Deferred debt refinancing costs                   13,621           28,043
 Deferred other postretirement benefit costs       33,104           34,978
 Unamortized debt expense                          13,893           14,141
 Other                                             18,580           30,157
                                             --------------   --------------
                                                  822,790          293,410
                                             --------------   --------------

Total Assets                                   $2,499,426       $2,367,222
                                              =============    =============

See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                  September 30,     December 31,
                                                                      1999             1998
                                                                  --------------   --------------

          CAPITALIZATION AND LIABILITIES
          ------------------------------

Current Liabilities
 Short-term debt                                                       $30,000       $      -
 Long-term debt due within one year                                     46,075           30,075
 Variable rate demand bonds                                             22,600           22,600
 Accounts payable                                                       62,764           54,315
 Taxes accrued                                                          77,796           22,916
 Interest accrued                                                       13,377           14,774
 Dividends payable                                                      18,520           22,236
 Current capital lease obligation                                       15,480           15,728
 Deferred energy costs                                                  53,422           15,577
 Other                                                                  43,483           38,325
                                                                  --------------   --------------
                                                                       383,517          236,546
                                                                  --------------   --------------

Deferred Credits and Other Liabilities
 Deferred income taxes, net                                            331,810          343,429
 Regulatory liability for deferred New Jersey income tax benefit        40,831              -
 Other electric restructuring liabilities                               16,953              -
 Deferred investment tax credits                                        40,242           42,142
 Long-term capital lease obligation                                     15,059           19,523
 Pension benefit obligation                                             14,440           10,477
 Other postretirement benefit obligation                                45,960           44,607
 Other                                                                  21,141           24,097
                                                                  --------------   --------------
                                                                       526,436          484,275
                                                                  --------------   --------------

Capitalization
 Common stock, $3 par value; shares authorized:
  25,000,000; shares outstanding: 18,320,937                            54,963           54,963
 Additional paid-in capital                                            493,007          493,007
 Retained earnings                                                     189,945          182,123
                                                                 --------------   --------------
  Total common stockholder's equity                                    737,915          730,093
 Preferred stock subject to mandatory redemption                        23,950           23,950
 Preferred stock not subject to mandatory redemption                     6,231            6,231
 ACE obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely ACE
  debentures                                                            95,000           95,000
 Long-term debt                                                        726,377          791,127
                                                                  --------------   --------------
                                                                     1,589,473        1,646,401
                                                                  --------------   --------------
 Contingencies (Note 9)

Total Capitalization and Liabilities                                $2,499,426       $2,367,222
                                                                   =============    =============


See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                      -------------------------
                                                          1999         1998
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $  48,439     $ 40,126
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Extraordinary item (net of tax)                      17,483         -
     Special charges                                      12,301       49,132
     Depreciation and amortization                        95,334       91,930
     Investment tax credit adjustments, net               (1,900)      (1,901)
     Deferred income taxes, net                          (27,706)     (22,218)
     Deferred energy costs                                30,891       31,164
     Prepaid New Jersey sales & excise taxes               2,944      (49,609)
     Net change in:
        Accounts receivable                              (46,707)     (21,950)
        Inventories                                       (1,844)       9,872
        Accounts payable                                 (20,387)       6,695
        Taxes payable                                     54,880       36,848
        Other current assets and liabilities (1)          22,574      (21,191)
  Other, net                                               6,739       17,584
                                                      ------------ ------------
  Net cash provided by operating activities              193,041      166,482
                                                      ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (31,886)     (49,980)
  Deposits to nuclear decommissioning trust funds         (3,213)      (3,212)
  Other, net                                                 665         (428)
                                                      ------------ ------------
  Net cash used by investing activities                  (34,434)     (53,620)
                                                      ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                  (42,494)     (61,146)
  Preferred dividends paid                                (1,839)      (2,863)
  Long-term debt issued                                     -          85,000
  Long-term debt redeemed                                   -         (58,500)
  Preferred stock redeemed                               (48,900)     (10,000)
  Principal portion of capital lease payments             (9,653)      (7,466)
  Net change in short-term debt                           30,000      (54,800)
  Other, net                                                 (98)        (838)
                                                      ------------ ------------
  Net cash used by financing activities                  (72,984)    (110,613)
                                                      ------------ ------------
  Net change in cash and cash equivalents                 85,623        2,249
  Cash and cash equivalents at beginning of period        28,767       20,765
                                                      ------------ ------------
  Cash and cash equivalents at end of period            $114,390    $  23,014
                                                      ============ ============


(1) Other than debt and deferred income taxes classified as current.

See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                                  (Unaudited)

Note 1.  Financial Statement Presentation
-------  --------------------------------

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

Note 2.  Significant Accounting Policies
-------  -------------------------------

Regulation of Utility Operations

As discussed in Note 5 to the Consolidated Financial Statements, on July 15, 1999, the New Jersey Board of Public Utilities (NJBPU) issued a summary order (Summary Order) to ACE, concerning restructuring ACE's electricity supply business. The order was issued pursuant to the New Jersey electric restructuring legislation enacted in February 1999. Based on the Summary Order, ACE determined that the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," no longer applied to its electricity supply business as of August 1, 1999. As a result, ACE discontinued applying SFAS No. 71 to its electricity supply business and applied the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71" and Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity--Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4). For information concerning the extraordinary charge to earnings in the third quarter of 1999 which resulted from applying the requirements of SFAS No. 101 and EITF 97-4, refer to Note 4 to the Consolidated Financial Statements.

As discussed under "Shopping Credits and Basic Generation Service" in Note 5 to the Consolidated Financial Statements, the Summary Order issued by the NJBPU to ACE provides for recovery through customer rates of energy and other costs of supplying customers who do not choose an alternative electricity supplier. In recognition of these cost-based, rate-recovery mechanisms, ACE defers the difference between customer billings for such costs and actual costs incurred, and an offsetting adjustment to revenues is recorded.

Deferred Debt Refinancing Costs

Prior to the third quarter of 1999, the costs of refinancing debt of the utility business were deferred and amortized over the period during which the costs are recovered in rates, which is generally the life of the new debt. In the third quarter of 1999, the deferred costs associated with previously refinanced debt attributed to ACE's electric generation business were written-off and a regulatory asset, recoverable stranded costs, was established to the extent recovery was provided for through rates charged to regulated delivery customers. Any costs incurred in the future for refinancing debt attributed to the electric generation business for which rate recovery is not provided will be accounted for in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which requires such costs to be expensed.

Energy Trading and Risk Management Activities

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


Note 3.  Special Charges
-------  ---------------

ACE's operating results for the three and nine months ended September 30, 1999 include special charges of $12.3 million before taxes ($7.3 million after taxes) due to the costs of planned employee separations, additional costs related to the Merger, and certain other nonrecurring items.

ACE's operating results for the nine months ended September 30, 1998 include special charges of $49.1 million before taxes ($29.6 million after taxes) for the costs of Merger-related employee separations and relocations and other Merger-related costs. ACE's operating results for the three months ended September 30, 1998 include special charges of $1.0 million before taxes ($0.6 million after taxes) for the costs of Merger-related employee separations and relocations and other Merger-related costs.


Note 4.  Extraordinary Item
-------  ------------------

As discussed in Note 2 to the Consolidated Financial Statements, based on the NJBPU's Summary Order, ACE discontinued applying SFAS No. 71 to its electricity supply business and applied the requirements of SFAS No. 101 and EITF 97-4 in the third quarter of 1999. Pursuant to the requirements of SFAS No. 101 and EITF 97-4, ACE recorded an extraordinary charge which reduced earnings by $17.5 million, after-taxes. The portion of the extraordinary charge related to impaired assets was determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." Since the extraordinary charge was based on the NJBPU's Summary Order and the NJBPU is to issue a more detailed final order at a later date, the extraordinary charge could change if the NJBPU's final detailed order were to differ materially from the Summary Order.


As shown below, the extraordinary charge primarily resulted from impaired electric generating plants and certain other assets, and other effects of deregulation requiring loss recognition. Due to the Summary Order's provisions for stranded cost recovery through rates charged to regulated delivery customers, most of ACE's stranded costs were offset by a regulatory asset (recoverable stranded costs) and did not affect earnings.

                                                                     Millions
                                                                    of Dollars
                                                                    ----------
The net book value of ACE's B.L. England electric generating station and ACE's ownership interests in the Peach Bottom
Atomic Power Station (Peach Bottom), the Salem Nuclear
Generating Station (Salem), and the Hope Creek Nuclear
Generating Station (Hope Creek), and other electric plant-
related assets including inventories, were written-down due
to impairment.                                                       $(500.9)

Generation-related regulatory assets and certain other
utility assets impaired from deregulation were written-off.
Also, various liabilities resulting from deregulation were
recorded.                                                             (190.5)

A regulatory asset, recoverable stranded costs, was
established for the amount of stranded costs expected to be
recovered through regulated electricity delivery rates.                661.5
                                                                       -----

Total pre-tax extraordinary charge                                    $(29.9)
Income tax benefit                                                      12.4
                                                                        ----
Total extraordinary charge, net of income taxes                       $(17.5)
                                                                       =====

Note 5.  Rate Matters
-------  ------------

The following information updates the disclosures previously reported in Note 5, Rate Matters, to ACE's Consolidated Financial Statements included in ACE's 1998 Annual Report on Form 10-K.

NJBPU Summary Order

On February 9, 1999, New Jersey enacted the Electric Discount and Energy Competition Act (the New Jersey Act) which, among other things, provided customers of New Jersey electric utilities with a choice of electricity suppliers beginning August 1, 1999. Pursuant to the New Jersey Act, on July 15, 1999, the NJBPU issued a Summary Order to ACE concerning stranded costs, unbundled rates, and other matters related to restructuring. The NJBPU stated that a more detailed order would be issued at a later date. The key provisions of the Summary Order are discussed below.

Rate Decreases
--------------
In its Summary Order, the NJBPU directed ACE to implement a five percent aggregate rate reduction effective August 1, 1999. ACE also must implement at least an additional two percent rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by ten percent from the rates which were in effect as of April 30, 1997. Management estimates that the initial rate reduction effective August 1, 1999, will reduce revenues by approximately $50 million (on an annualized basis, assuming fiscal year 1998 sales and revenues). Since an estimated $25 million of the revenue reduction resulted from the energy component of ACE's regulated revenues exceeding related energy costs, this portion of the revenue reduction should not affect earnings.

Stranded Cost Recovery and Securitization
-----------------------------------------
The Summary Order provides that ACE may divest its nuclear and fossil fuel baseload units and transfer the remaining generating units to a nonutility affiliated company at net book value. The NJBPU determined that ACE will have the opportunity to recover 100% of the net stranded costs related to generation units to be divested and the stranded costs associated with power purchased from Non-Utility Generators (NUGs), subject to further NJBPU proceedings. The Summary Order also permits securitization of stranded costs. Securitization is expected to occur through a special purpose entity which will issue bonds secured by the right to collect stranded costs from customers. The Summary Order allows securitization of (a) 100% of the net stranded costs of the generation units to be divested, over a period not to exceed 15 years, and (b) 100% of the costs to effect potential NUG contract buyouts or buydowns, over a period not to exceed the remaining term of the restructured contracts. The Summary Order provides for stranded costs, net of taxes, to be collected from customers through a transition bond charge over the securitization term. The Summary Order also provides for customers' rates to include a separate market transition charge for recovery of the income tax expense associated with the revenues from stranded cost recovery.

Shopping Credits and Basic Generation Service
---------------------------------------------
The Summary Order established minimum initial shopping credits for customers who choose an alternative electric supplier, from a system average 5.27 cents per kilowatt-hour (kWh), effective August 1, 1999, to a system average of 5.48 cents per kWh in 2003. These shopping credits include transmission costs and charges by ACE for Basic Generation Service (BGS) to be provided to retail customers who do not choose another electricity supplier. ACE is obligated to provide BGS through July 31, 2002; thereafter, the BGS supplier will be determined each year based on a competitive bidding process. In accordance with the Summary Order, ACE will supply the BGS load requirement with power purchased under its NUG contracts and the output generated by the units to be divested (prior to divestiture of the units). ACE will purchase power through a competitive bidding process for any BGS supply requirement greater than the output from the generation units to be divested and power purchased from NUGs.

The Summary Order established the rates charged to ACE's BGS customers for such service, which include a component for the market-value of power purchased from NUGs. The above-market portion of the cost of NUG power is to be collected through a non-bypassable Net NUG Charge included in regulated electricity delivery rates, over the remaining term of the NUG contracts. The NJBPU's Summary Order also provided that ACE's regulatory liability for over-recovered energy costs as of July 31, 1999 would be offset by any subsequent under-recoveries of BGS and certain other costs. Due to under-recoveries of such costs from August 1 to September 30, 1999, ACE reduced its liability for over-recovered energy costs by $3.5 million and recognized a like amount of revenue. Similarly, any over-recoveries will increase the regulatory liability.
Customer rates are to be adjusted for any deferred balance remaining after the initial four-year transition period commencing August 1, 1999; accordingly, differences between customer billings for such costs and actual costs incurred are deferred, and an offsetting revenue adjustment is recorded.

Code of Conduct
---------------
The NJBPU is presently considering Code of Conduct issues concerning the relationship between regulated and non-regulated activities.

Note 6.  Expected Sales of Electric Generating Plants
-------  --------------------------------------------

Pursuant to the financial and strategic initiatives announced by Conectiv in May 1999, Conectiv distributed offering memoranda for the proposed sale of over 2,500 megawatts (MW) of nuclear and non-strategic baseload fossil electric generating plants owned by its subsidiaries, ACE and Delmarva Power & Light Company. Management intends to retain certain ACE electric generating plants which are strategic to Conectiv's energy business, pursuant to Conectiv's "mid-merit" strategy as discussed in the "Deregulated Generation and Power Plant Sales" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). A summary of ACE's electric generating plants which have been offered for sale is shown in the table below.


                  ACE Generating Units
                  ---------------------
                    MW of     Net Book
                  Capacity   Value (a)
                  ---------  ----------
Fossil Units:
 Wholly-owned         686.0     $234.7
 Jointly-owned        107.7       35.5
Jointly-owned
 nuclear units        383.0       10.5
                    -------     ------
                    1,176.7     $280.7
                    =======     ======

 (a) The net book values shown above are as of September 30, 1999, are stated in millions of dollars, and reflect the write-downs discussed in Note 4 to the Consolidated Financial Statements.

On September 30, 1999, Conectiv announced that ACE reached agreements to sell its ownership interests in various nuclear plants to PSEG Power LLC (a subsidiary of Public Service Enterprise Group Incorporated) and PECO Energy Company (PECO) for approximately $11 million, plus the net book value of ACE's interest in nuclear fuel on-hand as of the closing date. ACE's interest in the nuclear units which are being sold include a 7.51 percent (164 MW) interest in Peach Bottom, a 7.41 percent interest (164 MW) in Salem, including a 3 MW interest in a combustion turbine at Salem, and a 5.0 percent interest (52 MW) in Hope Creek. Upon completion of the sale, ACE will transfer its nuclear decommissioning trust funds to the purchasers and PSEG Power LLC and PECO will assume full responsibility for the decommissioning of Peach Bottom, Salem, and Hope Creek. The sales are subject to various federal and state regulatory approvals and are expected to close by mid-2000.

ACE is currently conducting an auction for the sale of the fossil fuel-fired electric generating plants included in the table above.

There can be no assurances that ACE will elect or be able to sell any of the electric generating plants offered for sale.

The net book value of ACE's B.L. England electric generating station and interest in the nuclear plants was written down in the third quarter of 1999, as discussed in Note 4 to the Consolidated Financial Statements. Since the impaired electric generating units were written down to their estimated fair market values (net of estimated selling costs), the sale of these impaired electric generating plants should not result in a significant gain or loss.

Under the NJBPU's Summary Order, any gain or loss realized on the sale of ACE's electric generating plants (other than certain "mid-merit" plants) will effect the amount of ACE's recoverable stranded costs. Accordingly, any gain or loss realized by ACE on the sale of these plants would not affect future earnings.
In the event of a sale within three years of certain "mid-merit" plants, which began operating on a deregulated basis effective August 1, 1999, 50% of any gain realized would be shared with ACE's regulated electric customers and the remaining 50% would affect earnings. If these mid-merit plants were sold and a loss resulted from the sale, the loss would be recognized in earnings.

Note 7.  Debt
-------  ----

In May 1999, ACE repaid at maturity $4.0 million of 7.54% Medium Term Notes and $26.0 million of 7.52% Medium Term Notes.

In June 1999, ACE redeemed $12.5 million of 7%, First Mortgage Bonds, due September 1, 2023, and $6.4 million of 6 5/8%, First Mortgage Bonds, due August 1, 2013.


Note 8.  Regulatory Assets And Liabilities
-------  ---------------------------------

In conformity with SFAS No. 71, ACE's accounting policies reflect the financial effects of rate regulation and decisions by regulatory commissions having jurisdiction over ACE's regulated utility business. Regulatory commissions occasionally provide for future recovery from customers of current period expenses. When this happens, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

In the third quarter of 1999, the electricity supply business of ACE no longer met the requirements of SFAS No. 71. Accordingly, regulatory assets and liabilities related to the electricity supply business were written off, except to the extent that future cost recovery was provided for through the regulated electricity delivery business. A new regulatory asset, "Recoverable stranded costs," was established to recognize amounts to be collected from regulated delivery customers for stranded costs which resulted from deregulation of the electricity supply business. The table below displays the regulatory assets and liabilities as of September 30, 1999 and December 31, 1998.

                                                                   September 30,   December 31,
Regulatory Assets (Liabilities)                                        1999           1998
--------------------------------------------------------------    --------------  -------------
                                                                      (Millions of Dollars)
  Recoverable stranded costs (1)..............................       $659.3           --
  Deferred recoverable income taxes (2).......................         21.9         $102.2
  Deferred debt refinancing costs (3).........................         13.6           28.1
  Unrecovered state excise taxes..............................         28.4           35.6
  Deferred other postretirement benefit costs.................         33.1           35.0
  Unrecovered purchased power costs...........................         34.0           48.3
  Regulatory liability for deferred energy costs (4)..........        (53.4)         (15.6)
  Deferred costs for nuclear decommissioning/decontamination..          5.8            6.2
  Regulatory liability for New Jersey income tax benefit (5)..        (40.8)          --
  Asbestos removal costs......................................          8.3            8.5
  Other (6)...................................................          0.5           10.3
                                                                     ------         ------
  Total.......................................................       $710.7         $258.6
                                                                     ======         ======

(1) Represents recoverable stranded costs, net of amortization recorded through September 30, 1999.

(2) Deferred recoverable income taxes represents the portion of ACE's deferred tax liabilities applicable to utility operations that has not been reflected in current customer rates for which future recovery is probable. Due to discontinuing the application of SFAS No. 71 to ACE's electricity supply business, the portion of deferred recoverable income taxes attributable to ACE's electricity supply business was written off in the third quarter of 1999.

(3) See "Deferred debt refinancing costs" in Note 2 to the Consolidated Financial Statements.

(4) See "Shopping Credits and Basic Generation Service" in Note 5 to the Consolidated Financial Statements.

(5) In the third quarter of 1999, a deferred tax asset arising from the write down of ACE's electric generating plant was established. The deferred tax asset represents the future tax benefit expected to be realized when the higher tax basis of the generating plants is deducted for New Jersey state income tax purposes. ACE has requested the New Jersey Division of Taxation to rule on whether or not this tax benefit may be used to reduce the rates charged to ACE's regulated electricity delivery customers for stranded cost recovery. To recognize that this tax benefit probably will be given to ACE's regulated electricity customers through lower electric rates, ACE recorded a regulatory liability.

(6) Various regulatory assets attributable to ACE's electricity supply business were written off in the third quarter of 1999 due to discontinuing the application of SFAS No. 71 to ACE's electricity supply business.


Note 9.  Contingencies
-------  -------------

Environmental Matters

ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection. ACE is also a defendant in an action to recover costs at a federal superfund site in Gloucester County, New Jersey. There was $1.0 million included in ACE's current liabilities as of September 30, 1999, and December 31, 1998, for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

Nuclear Insurance

In conjunction with ACE's ownership interests in Peach Salem, Salem, and Hope Creek, ACE could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third party claims relating to such an incident exceed $200 million (the amount of primary insurance), ACE could be assessed up to $30.7 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

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

Note 10.  Supplemental Cash Flow Information
--------  ----------------------------------


                                        Nine Months Ended
                                          September 30,
                                        ------------------
Cash paid for:                            1999      1998
                                        --------  --------
(dollars in thousands)
Interest, net of capitalized amounts     $45,397   $44,157
Taxes, net of refunds                    $25,124   $25,393


Note 11.  Business Segments
--------  -----------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Earnings Summary
----------------

ACE's earnings applicable to common stock were $17.9 million for the three months ended September 30, 1999, compared to earnings applicable to common stock of $40.7 million for the three months ended September 30, 1998. Earnings applicable to common stock for the three months ended September 30, 1999 were reduced by a $17.5 million extraordinary charge for discontinuing the application of SFAS No. 71 to ACE's electricity supply business because of deregulation and $7.3 million of special charges (net of taxes), primarily due to the costs of planned employee separations, additional costs related to the Merger, and certain other nonrecurring items. For additional information concerning deregulation and the extraordinary charge to earnings, refer to Notes 2, 4, 5 and 8 to the Consolidated Financial Statements and the "NJBPU Summary Order" section below.

Excluding the extraordinary and special charges to earnings, earnings applicable to common stock increased $1.4 million to $42.7 million for the third quarter of 1999 from $41.3 million for the third quarter of 1998. Warmer summer weather's positive impact on net regulated electric revenues and earnings from certain electric generating units of ACE, which were deregulated August 1, 1999, were substantially offset by the electric rate decrease which became effective August 1, 1999 and a higher effective income tax rate.

ACE's earnings applicable to common stock were $46.8 million for the nine months ended September 30, 1999, compared to earnings applicable to common stock of $37.3 million for the nine months ended September 30, 1998. Earnings applicable to common stock for the nine months ended September 30, 1999 were reduced by a $17.5 million extraordinary charge for discontinuing the application of SFAS No. 71 to ACE's electricity supply business because of deregulation and $7.3 million of special charges (net of taxes) primarily due to the costs of planned employee separations, additional costs related to the Merger, and certain other nonrecurring items. Earnings applicable to common stock for the nine months ended September 30, 1998 were reduced by special charges of $29.6 million (net of taxes), for the costs of Merger-related employee separations and relocations and other Merger-related costs.

Excluding the extraordinary and special charges to earnings, earnings applicable to common stock increased $4.8 million to $71.6 million for the nine months ended September 30, 1999 from $66.8 million for the nine months ended September 30, 1998. The significant positive variances included in the $4.8 million earnings increase were weather's positive impact on net regulated electric revenues, earnings from certain electric generating units of ACE, which were deregulated August 1, 1999, and lower net interest costs. These favorable earnings variances were substantially offset by higher operations and maintenance costs and the electric rate decrease which became effective August 1, 1999.

NJBPU Summary Order
-------------------

As discussed in Notes 2, 4, 5, and 8 to the Consolidated Financial Statements, on July 15, 1999, the NJBPU issued a Summary Order concerning restructuring ACE's electricity supply business. Among other matters discussed below, the Summary Order provided ACE's customers with a choice of electricity suppliers effective August 1, 1999. Based on the Summary Order, ACE determined that the requirements of SFAS No. 71 no longer applied to its electricity supply business as of August 1, 1999. As a result, ACE discontinued applying SFAS No. 71 to its electricity supply business and applied the requirements of SFAS No. 101 and EITF 97-4, which among other things, resulted in an extraordinary charge to earnings of $17.5 million, net of taxes. Since the extraordinary charge was based on the NJBPU's Summary Order and the NJBPU is to issue a more detailed final order at a later date, the extraordinary charge could change if the NJBPU's final detailed order were to differ materially from the Summary Order.

Rate Decreases
--------------
In its Summary Order, the NJBPU directed ACE to implement a five percent aggregate rate reduction effective August 1, 1999. ACE also must implement at least an additional two percent rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by ten percent from the rates which were in effect as of April 30, 1997. ACE estimates that the initial rate reduction effective August 1, 1999, will reduce revenues by approximately $50 million (on an annualized basis, assuming fiscal year 1998 sales and revenues). Since an estimated $25 million of the revenue reduction resulted from the energy component of ACE's regulated revenues exceeding related energy costs, this portion of the revenue reduction should not affect earnings.

Regulatory Implications on Sales of Electric Generating Plants
--------------------------------------------------------------
Under the NJBPU's Summary Order, the gain or loss realized upon the sale of ACE's electric generating plants (other than certain "mid-merit" plants) will affect the amount of stranded costs to be recovered from ACE's customers. Accordingly, any gain or loss realized by ACE on the sale of these plants would not affect future earnings. In the event of a sale within three years of certain "mid-merit" plants, which began operating on a deregulated basis effective August 1, 1999, 50% of any gain would be shared with ACE's regulated electric customers and the remaining 50% would affect earnings. There can be no assurances, however, that ACE will elect or be able to sell any such electric generating plants, or that any gains will be realized from such sales of electric generating plants.

Stranded Cost Recovery and Securitization
-----------------------------------------
The NJBPU's Summary Order provides ACE the opportunity to recover 100% of the net stranded costs related to the generation units to be divested and the stranded costs associated with power purchased from NUGs. The Summary Order also permits securitization of 100% of the net stranded costs of the generation units to be divested and the costs to effect potential NUG contract buyouts or buydowns. Securitization is expected to occur through a special purpose entity which will issue bonds secured by the right to collect stranded costs from customers. Stranded costs, net of taxes, will be collected from customers through a transition bond charge and the income tax expense associated with the revenues from stranded cost recovery will be collected from customers through a separate market transition charge. ACE's pre-tax recoverable stranded costs, which are subject to adjustment based on the actual gains and losses realized on the sale of electric generating plants, were initially estimated and recorded as $661.5 million in the third quarter of 1999.

Basic Generation Service
------------------------
Through July 31, 2002 under New Jersey's BGS, ACE is obligated to supply electricity to customers who do not choose an alternative electricity supplier. As the BGS supplier, ACE's BGS rates are designed to recover its costs, except for the above-market portion of NUG power which is recovered through a separate non-bypassable Net NUG Charge included in regulated delivery rates. In accordance with the NJBPU's order, ACE defers the difference between such costs incurred and the related revenues. ACE's customer rates are to be adjusted for any deferred balance remaining after the initial four-year transition period that began August 1, 1999.

Shopping Credits
----------------
Customers who choose an alternative electricity supplier receive a credit to their bill, or a shopping credit, which generally represents the cost of electricity supply and transmission service. System-average shopping credits range from 5.27 cents per kWh, effective August 1, 1999, to 5.48 cents per kWh in 2003.

Intent to Renegotiate Purchased Power Contracts
-----------------------------------------------

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

On May 7, 1999, ACE and a NUG, with which ACE has a long-term power purchase contract, signed a letter of intent (LOI) relating to a transaction which could ultimately result in the termination of such existing contract. The LOI calls for the negotiation of a definitive agreement and the establishment of necessary arrangements associated with the termination. Upon receipt of corporate and regulatory approvals (including NJBPU approval), the agreement would require, among other things, a substantial payment by ACE to the NUG (estimated to be in excess of $100 million) and establishment of a new, substitute long-term power contract between the NUG and a new power purchaser. On July 27, 1999, ACE and the NUG issued a request for proposals from parties prospectively interested in becoming a purchaser under the substitute power contract. During August and September 1999, ACE and the NUG received proposals from various parties, and have since been engaged in discussions and negotiations with those parties. Although discussions and negotiations continue, at this time it is not possible to predict whether a definitive termination agreement involving a transaction with a substitute power contract will result.

On July 30, 1999, ACE made a conditional offer to another NUG (in which an affiliate has a 50% interest), with which ACE has a long-term power purchase contract, to terminate the power contract. The conditional offer was modified on August 26, 1999 and accepted by the respective parties, and remains subject to the receipt of corporate and regulatory (including NJBPU) approvals. The termination of the power purchase contract would require a payment in excess of $200 million to the power producer. A Termination Agreement between the parties, dated as of September 20, 1999, was filed with the NJBPU in connection with ACE's petition for authorization to proceed with the proposed transaction. Among other things, the petition requests that the NJBPU approve the Termination Agreement, make certain findings with respect to the termination payment to be made by ACE pursuant thereto, approve the interim financing of the termination payment by ACE, and find that the termination payment is an amount which either may constitute, or be included as part of, the principal amount of transition bonds for which ACE may seek approval to issue under the New Jersey Act.

Arrangements with respect to the interim financing of amounts which may be paid in connection with the termination of the power purchase contracts described above are being negotiated with several financial institutions. It is presently contemplated that long-term financing of such termination payments would be undertaken at a later time, in connection with the financing of these and other stranded costs of ACE which may be approved by the NJBPU. There can be no assurances, however, that the NJBPU will approve the issuance of transition bonds for such costs or that ACE will be able to issue and sell any such bonds.

Deregulated Generation and Power Plant Sales
--------------------------------------------

Conectiv's management is changing the mix of the types of electric generating plants owned by its subsidiaries, including ACE, in conjunction with implementing a "mid-merit" strategy. Mid-merit electric generating plants can quickly increase or decrease their kWh output level on an economic basis. Mid-merit plants typically have relatively low fixed operating and maintenance costs and also can use different types of fuel. These plants are generally operated during times when demand for electricity rises and prices are higher. As discussed in Note 6 to the Consolidated Financial Statements, ACE has offered its nuclear and non-strategic baseload fossil electric generating plants for sale. Baseload electric generating plants run almost continuously to supply the base level of demand for electricity, or the minimum demand level which generally always exists on an electrical system. In a deregulated electricity supply market, management expects that mid-merit electric generating plants will be more profitable and provide higher returns on invested capital than baseload electric generating plants.

Under the NJBPU's Summary Order, the kWh output from certain of ACE's electric generating units, with approximately 741 MW of capacity, is not dedicated to supplying BGS customers, but instead is being operated on a deregulated basis, effective August 1, 1999, under Conectiv's mid-merit strategy.

On September 30, 1999, Conectiv announced that ACE reached agreements to sell its ownership interests in nuclear plants, representing 383 MW of capacity, to PSEG Power LLC and PECO. The aggregate sales price of $11 million, less selling costs, was used as the fair value of the nuclear plants in determining the amount of impairment that resulted from deregulation and the amount of the write down of ACE's investments in nuclear plants that was recorded in the third quarter of 1999. Upon completion of the sale, ACE will transfer its nuclear decommissioning trust funds to the purchasers and PSEG Power LLC and PECO will assume full responsibility for the decommissioning of Peach Bottom, Salem, and Hope Creek. The sales are subject to various federal and state regulatory approvals and are expected to close by mid-2000.

ACE is currently conducting an auction for the sale of certain fossil fuel-fired electric generating plants which have 794 MW of capacity and a net book value of approximately $270 million, which is net of the write downs recorded in the third quarter of 1999, as a result of deregulation.

There can be no assurances that ACE will elect or be able to sell any of the electric generating plants offered for sale.

See the preceding MD&A section labeled "Regulatory Implications on Sales of Electric Generating Plants" for a discussion of any gain or loss that may result from such sales.

Due to the expected sale of power plants, more electric capacity is expected to be purchased in the future, which will cause purchased electric capacity costs to increase. However, since the divested plants will be removed from the balance sheet upon sale, depreciation expense for these plants will stop. Also, to the extent the sales proceeds are used to pay off debt which had financed the plants, interest expense will also decrease.

Management expects the proceeds from the sale of the electric generating plants will be used for general corporate purposes, including the purchase of a portion of ACE's outstanding securities. The electric generating plants of ACE which are not sold to third parties are expected to be transferred into a new electric generation subsidiary within the next year.

ACE's mortgage indentures require that the electric generating plants being divested be released from the liens of the mortgage. These assets may be released with a combination of cash, bondable property additions and credits representing previously issued and retired first mortgage bonds. ACE has sufficient bondable property additions and retired first mortgage bonds to release such assets at fair values.


Operating Revenues
------------------

The following table shows the components of operating revenues, including amounts of electric revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated). Electricity supply service in ACE's service area was subject to price regulation prior to deregulation and will also be subject to price regulation during the transition period. Thus, revenues from electricity supply service within ACE's service area are classified below as Regulated electric revenues. Non-regulated electric revenues resulted primarily from output from deregulated electric generating plants in 1999 and from electricity trading activities in 1998.


                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                   ------------------  -----------------
                                     1999      1998      1999     1998
                                   --------  --------  --------  -------
                                           (Dollars in millions)
Regulated electric revenues
 Retail and other                    $316.8    $305.8    $765.9   $729.7
 Interchange                           20.2      20.9      57.7     47.8
Non-regulated electric revenues        12.4       5.8      12.4     31.6
Other revenues                          2.0       -         6.4      3.2
                                     ------    ------    ------   ------
Total operating revenues             $351.4    $332.5    $842.4   $812.3
                                     ======    ======    ======   ======

As shown above, Regulated electric "Retail and other" revenues increased by $11.0 million and $36.2 million for the three and nine month periods, respectively, ended September 30, 1999 in comparison to the same periods ended September 30, 1998. These increases were mainly due to higher kWh sales, which increased by 4.8% and 3.3% for the three-month and nine-month periods, respectively, and to higher billings of certain services related to the electricity delivery business. Retail electric kWh sales benefited from a 1.0% increase in the number of customers served and also from a warmer summer and a colder winter. Interchange revenues increased $9.9 million for the nine-month period mainly due to additional revenues for transmission network usage.

Non-regulated electric revenues increased $6.6 million in the third quarter of 1999 due to revenues from electric generating units which were deregulated on August 1, 1999, partly offset by revenues from electricity trading activities in the third quarter of 1998. For the nine-month period, Non-regulated electric revenues decreased because the revenues from electricity trading activities for the nine months ended September 30, 1998 were higher than revenues earned in the third quarter of 1999 from ACE's deregulated electric generating units.
However, Non-regulated electric revenues net of energy costs (net revenues) increased for the nine-month period because the net revenues earned last year from electricity trading activities were minimal.

Operating Expenses
------------------

Electric Fuel and Purchased Power
---------------------------------
Electric fuel and purchased power increased $10.4 million for the three-month period and $6.8 million for the nine-month period mainly due to higher Regulated retail kWh sales, partly offset by lower costs recorded pursuant to the energy adjustment clause. The nine-month period increase is also net of a decrease attributed to purchased energy expenses recorded in 1998 for Non-regulated electricity trading activities.

Special Charges
---------------
ACE's operating results for the three and nine months ended September 30, 1999 include special charges of $12.3 million before taxes ($7.3 million after taxes) due to the costs of planned employee separations, additional costs related to the Merger, and certain other nonrecurring items.

ACE's operating results for the nine months ended September 30, 1998 include special charges of $49.1 million before taxes ($29.6 million after taxes) for the costs of Merger-related employee separations and relocations and other Merger-related costs. ACE's operating results for the three months ended September 30, 1998 include special charges of $1.0 million before taxes ($0.6 million after taxes) for the costs of Merger-related employee separations and relocations and other Merger-related costs.

Operation and Maintenance Expenses
----------------------------------
Operation and maintenance expenses increased $18.5 million for the nine-month period mainly due to higher costs of certain administrative functions, lower capital expenditures which caused proportionately more resources to be expensed and less resources to be capitalized, and higher power plant maintenance expenses.

Other Income
------------
Other income increased $1.9 million for the nine-month period primarily due to interest income on a successful income tax appeal.

Interest Expense
----------------
Interest expense, net of amounts capitalized, decreased mainly due to lower balances of long- and short-term debt.

Dividends on Preferred Securities of Subsidiary Trusts
------------------------------------------------------
Dividends on preferred securities of subsidiary trusts increased due to the issuance of $25 million of 7.375% preferred securities in November 1998.

Dividends on Preferred Stock
----------------------------
Dividends on preferred stock decreased as a result of ACE's October 1998 purchase of $23.8 million of various series of its preferred stock, which had an average dividend rate of 4.4%.


Year 2000
----------

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates during and beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, is managing Conectiv's response to this situation. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. Conectiv has met substantial challenges in identifying and correcting the computer and embedded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

The project team is using a phased approach to managing its activities. The first phase was inventory and assessment of all systems, equipment, and processes. Each identified item was given a criticality rating of high, medium or low. Those items rated as high or medium were then subject to the second phase of the project. The second phase--determining and implementing corrective action for the identified systems, equipment and processes-- concludes with a test of the unit being remediated. The third phase involves system testing and compliance certification.

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

Additionally, ACE has developed and tested contingency plans in the event that Year 2000 electric system outages do occur. Contingency plans are in place for all mission critical systems and have been coordinated into a detailed overall Year 2000 restoration plan under the direction of a senior-level engineering and operations manager. Contingency plans have also been developed for non-mission critical systems. The Year 2000 plans build on ACE's existing expertise in service restorations. ACE has also coordinated these efforts with state and local emergency management agencies.

The following chart sets forth the current estimated completion percentage of the 140 different systems in the Year 2000 Project by major business group, and for the information technology systems used in managing Conectiv's businesses.

Inventory and assessment, corrective action/unit testing and system testing/compliance in the 21 mission critical systems is 99% complete.

                              Inventory and      Corrective Action/   System Testing/
Business Group                  Assessment         Unit Testing         Compliance
--------------------------  -------------------  ----------------     --------------
Business systems                   100%                    98%              95%
Power production                   100%                    95%              95%
Electricity distribution           100%                    93%              90%
Gas delivery                       100%                    99%              99%
Competitive services               100%               75%-100%              88%

Conectiv has also contacted vendors and service providers to review their Year 2000 efforts. Many aspects of Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas for ACE to generate electricity.

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

As requested by NERC, ACE filed its Year 2000 Readiness Statement with NERC stating that as of June 30, 1999, 96% of work on mission critical systems had been completed. The remaining 4% of work constituted three exceptions to full readiness status and were reported to NERC in the regular monthly filing made on June 30, 1999. On the basis of Conectiv's (including ACE) filings, NERC has designated Conectiv as "Ready with Limited Exceptions." NERC regards exceptions as "limited" only if they "do not pose a measurable risk to reliable electric operations into the Year 2000." NERC, in its report to the Department of Energy dated August 3, 1999, stated that the factors it considers in making this evaluation include the number of facilities in a reporting company, the percent of that company's capacity included in the exception, expected completion date, importance of the facilities included in the exception and steps taken to mitigate risks. In that report, NERC stated that based "on data received through June 30, 1999, NERC believes that the electric power industry will operate reliably into the Year 2000 with the resources that are Y2k Ready today."

Since Conectiv's June 30, 1999 NERC filing, Conectiv has addressed two of the three exceptions and they have been reported as complete to NERC. Mission critical work is now 99% complete. The outstanding work on the sole remaining exception is completion of changes to Conectiv's customer information and billing system, including system changes made necessary by state legislation authorizing energy choice programs. Remediation efforts are now complete; the remaining work consists of final integration testing of the system. That testing is scheduled to be complete by the end of November 1999.

In addition, on October 13, 1999, the NJBPU found that the electric industry in New Jersey, including ACE, was Year 2000 ready with regard to mission critical systems that assure the capability to continue to provide safe, adequate service into the Year 2000. The only further action required of ACE by the NJBPU's order is continued monthly reporting of project status.

ACE participated in the two NERC drills on April 9, 1999 and September 9, 1999; a small number of manageable issues similar to those found by other utilities were identified during those drills and have been addressed. In addition, ACE conducted its own drill on October 28, 1999 where it successfully tested its contingency plans and communications with customers and emergency management agencies. All of these drills were exercises only and did not result in service interruptions.

Conectiv has incurred approximately $12.4 million in costs for the Year 2000 Project. The current budget for the Year 2000 Project is $10 million to $15 million. The costs set forth above do not include significant expenditures covering new systems, such as Conectiv's SAP business, financial and human resources management systems, an energy control system, and a customer information system. While these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv is not reporting the expenditures on these systems in its costs for the Year 2000 Project, because the new systems were installed principally for other reasons. The total cost of these other projects over several years exceeds $87 million.

During July 1999, President Clinton signed the Year 2000 litigation reform bill, known as the "Y2K Act." The Y2K Act provides some new partial liability and damages protections to defendants in Year 2000 failure-related cases. It also establishes new litigation procedures that plaintiffs and defendants must follow. In general, the Y2K Act provides a pre-litigation notice period, proportionate liability among defendants in Year 2000 cases, a requirement that plaintiffs mitigate damages from Year 2000-related failures, and federal court jurisdiction for Year 2000 claims. The law covers many types of civil actions that allege harm or injury related to an actual or potential Year 2000-related failure, or a claim or defense arising or related to such a failure. The Y2K Act does not, however, cover civil actions for personal injury or wrongful death or most actions brought by a government entity acting in a regulatory, supervisory or enforcement capacity. The law governs actions brought after January 1, 1999 for a Year 2000-related failure occurring before January 1, 2003. Although the Y2K Act will not afford ACE complete protection from Year 2000-related claims, it should help limit any liability related to any Year 2000-related failures. ACE cannot predict the extent to which such liability will be limited by the Y2K Act.

Until the century change actually occurs, ACE will not with certainty be able to determine whether the Year 2000 issue might cause disruptions to its operations and impact related costs and revenues. ACE continues to assess the status of the Year 2000 Project on at least a semi-monthly basis to determine the likelihood of disruption. Based on its own Year 2000 program, as well as reports from NERC and other utilities, ACE's management believes it is unlikely that significant Year 2000-related disruptions will occur. However, any substantial disruption to ACE's operations could negatively impact ACE's revenues, significantly impact its customers and generate legal claims against ACE. ACE's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

Liquidity And Capital Resources
-------------------------------

Due to $193.0 million of cash provided by operating activities, $34.4 million of cash used by investing activities, and $73.0 million of cash used by financing activities, cash and cash equivalents increased by $85.6 million during the first nine months of 1999.

Net cash provided by operating activities was $193.0 million for the nine months ended September 30, 1999, compared to $166.5 million for the nine months ended September 30, 1998. The $26.5 million increase in net cash provided by operating activities was mainly due to a lower prepayment of New Jersey sales tax and last year's payments for employee separation and other Merger-related costs.

Accounts receivable increased from $130.1 million as of December 31, 1998 to $161.4 million as of September 30, 1999 mainly due to seasonality of electricity sales, which resulted in higher electric revenues in the third quarter of 1999 than in the fourth quarter of 1998.

The current liability for taxes accrued increased $54.9 million from December 31, 1998 to September 30, 1999 primarily due to taxable income for the first nine months of 1999; the items included in the special and extraordinary charges to earnings for the first nine months of 1999 generally are not currently deductible for income tax purposes, but instead result in a deferred tax benefit.

ACE's $53.4 million liability for deferred energy costs as of September 30, 1999 will be offset by any under-recoveries of BGS and certain other costs after August 1, 1999. ACE's electric rates are to be adjusted for the deferred balance which remains as of July 31, 2003.

The $40.8 million "Regulatory liability for deferred New Jersey income tax benefit" included on ACE's September 30, 1999 balance sheet resulted from a deferred New Jersey income tax benefit recorded in the third quarter of 1999 due to the write down of ACE's electric generating plants. The deferred tax asset represents a future tax benefit expected to be realized when the higher tax basis of the generating plants is deducted for New Jersey state income tax purposes. ACE has requested the New Jersey Division of Taxation to rule on whether or not this tax benefit may be used to reduce the rates charged to ACE's regulated electricity delivery customers for stranded cost recovery. Since this tax benefit probably will be given to ACE's regulated electricity customers through lower electric rates, ACE recorded a regulatory liability.

Capital expenditures decreased by $18.1 million to $31.9 million in the current nine-month period partly due to Conectiv's service subsidiary's capital expenditures for assets which are used by more than one Conectiv subsidiary.

On an interim basis, ACE finances construction costs and other capital requirements in excess of internally generated funds through the issuance of unsecured short-term debt, consisting of commercial paper and notes from banks. As of September 30, 1999, ACE had authority to issue up to $250 million in short-term debt and had $30 million of short-term notes outstanding.

On October 15, 1999, the NJBPU approved ACE's participation in Conectiv's "money pool," which Conectiv's subsidiaries lend cash to or borrow cash from, depending on the cash needs of the participating subsidiaries.

The balance of "Long-term debt due within one year" as of September 30, 1999 increased $16.0 million from the December 31, 1998 balance due to reclassification of $46.0 million of debt which became due within one year after December 31, 1998, partly offset by redemption at maturity in May 1999 of $30 million of ACE's Medium Term Notes (7.52% average interest rate). The balance of long-term debt as of September 30, 1999 decreased $64.8 million from the December 31, 1998 balance primarily due to the redemption of $18.9 million of First Mortgage Bonds (6.88% average interest rate) prior to maturity in June 1999 and reclassification of the $46.0 million of debt that became current after December 31, 1998.

Common dividends paid decreased by $18.7 million to $42.5 million in the current nine-month period due to the alignment of ACE's dividend policy to that of the Atlantic Utility Group, the notional entity from which earnings available for Conectiv Class A common stockholders are determined in accordance with the Restated Certificate of Incorporation of Conectiv.

ACE's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Method are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.


                                   12 Months
                                     Ended      Year Ended December 31,
                                 September 30,  -----------------------
                                     1999       1998   1997  1996  1995
                                 -------------  -----  ----  ----  ----
Ratio of Earnings to:
  Fixed Charges                      2.35        1.66  2.84  2.59  3.19
  Fixed Charges and Preferred
    Stock Dividends                  2.23        1.55  2.58  2.16  2.43

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

As of September 30, 1999, there were no material changes in the information previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on pages II-9 and II-10 of ACE's 1998 Annual Report on Form 10-K.

                           Part II. OTHER INFORMATION
                           --------------------------


Item 1.  Legal Proceedings
--------------------------

NUG Contract Fuel Costs
-----------------------

ACE and a NUG with which it has a power contract are currently arbitrating a dispute over the calculation of the fuel costs ACE pays to the NUG. ACE has asserted that fuel costs are overstated by approximately $2 million a year. ACE has asked for relief that includes a refund of past overpayments and a prospective change to the calculation of fuel costs over the remaining 25 years of the power contract. The case will likely be heard in early-2000.


Item 5. Other Information
-------------------------

Electric System Outages
-----------------------

As previously reported, after customers experienced electric service outages in early July during an extended period of hot and humid weather and high demand for electricity, the NJBPU initiated an investigation of outages occurring in the service territories of ACE and other New Jersey electric utilities. ACE has responded to, and expects to continue to respond to, NJBPU information requests during this investigation. In November 1999, the NJBPU expanded its July outage investigation to include a general reliability investigation of ACE and all other New Jersey utilities.


Item 6. Exhibits And Reports On Form 8-K
----------------------------------------

Exhibits
--------

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27, Financial Data Schedule


Reports on Form 8-K
-------------------

ACE filed a Report on Form 8-K dated July 15, 1999 reporting on Item 5, Other Events, and Item 7 (c), Exhibits.

ACE filed a Report on Form 8-K dated September 7, 1999 reporting on Item 5, Other Events.

ACE filed a Report on Form 8-K dated September 30, 1999 reporting on Item 5, Other Events, and Item 7 (c), Exhibits.

ACE filed a Report on Form 8-K dated October 26, 1999 reporting on Item 5, Other Events.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Atlantic City Electric Company
                                ------------------------------
                                          (Registrant)



Date:  November 12, 1999       /s/ John C. van Roden
       -----------------       ----------------------------------------
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