Form 10-Q/A
period 1999-09-30
ATLANTIC CITY ELECTRIC CO
filed 1999-12-10
CIK 8192

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-Q/A

                                Amendment No. 1
This amendment changes the Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1999 included in Part I, Item 1. No other changes have been made to the Quarterly Report on Form 10-Q for the period ended September 30, 1999.

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
                                                                   =============    =============


See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                      -------------------------
                                                          1999         1998
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $  48,439     $ 40,126
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Extraordinary item (net of tax)                      17,483         -
     Special charges                                      12,301       49,132
     Depreciation and amortization                        95,334       91,930
     Investment tax credit adjustments, net               (1,900)      (1,901)
     Deferred income taxes, net                          (27,706)     (22,218)
     Deferred energy costs                                30,891       31,164
     Prepaid New Jersey sales & excise taxes               2,944      (49,609)
     Net change in:
        Accounts receivable                              (46,707)     (21,950)
        Inventories                                       (1,844)       9,872
        Accounts payable                                 (20,387)       6,695
        Taxes payable                                     54,880       36,848
        Other current assets and liabilities (1)          22,574      (21,191)
  Other, net                                               6,739       17,584
                                                      ------------ ------------
  Net cash provided by operating activities              193,041      166,482
                                                      ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (31,886)     (49,980)
  Deposits to nuclear decommissioning trust funds         (3,213)      (3,212)
  Other, net                                                 665         (428)
                                                      ------------ ------------
  Net cash used by investing activities                  (34,434)     (53,620)
                                                      ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                  (42,494)     (61,146)
  Preferred dividends paid                                (1,839)      (2,863)
  Long-term debt issued                                     -          85,000
  Long-term debt redeemed                                (48,900)     (58,500)
  Preferred stock redeemed                                  -         (10,000)
  Principal portion of capital lease payments             (9,653)      (7,466)
  Net change in short-term debt                           30,000      (54,800)
  Other, net                                                 (98)        (838)
                                                      ------------ ------------
  Net cash used by financing activities                  (72,984)    (110,613)
                                                      ------------ ------------
  Net change in cash and cash equivalents                 85,623        2,249
  Cash and cash equivalents at beginning of period        28,767       20,765
                                                      ------------ ------------
  Cash and cash equivalents at end of period            $114,390    $  23,014
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