Form 10-K405
period 1999-12-31
ATLANTIC CITY ELECTRIC CO
filed 2000-03-29
CIK 8192

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

                  For the fiscal year ended December 31, 1999
                                      or
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                         Commission file number 1-3559

                               ----------------
                        ATLANTIC CITY ELECTRIC COMPANY
            (Exact name of registrant as specified in its charter)

          New Jersey                      21-0398280
   (State of Incorporation)  (I.R.S. Employer Identification No.)

                          800 King Street, PO Box 231
                          Wilmington, Delaware 19899
                   (Address of principal executive offices)

                 Registrant's telephone number (302) 429-3114

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
                 Title of each class                  on which registered
                 -------------------                -----------------------
   8.25% Cumulative Quarterly Income Preferred      New York Stock Exchange
    Securities, liquidation preference $25 per
    preferred security issued by Atlantic Capital I
   7 3/8% Cumulative Trust Preferred Capital        New York Stock Exchange
    Securities, liquidation preference $25 per
    preferred security issued by Atlantic Capital
    II

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

  All 18,320,937 issued and outstanding shares of Atlantic City Electric Company common stock, $3 per share par value, are owned by Conectiv.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          -----
PART I
 Item 1.  Business
  Overview..............................................................    I-1
  Electricity Delivery..................................................    I-1
  Electricity Supply....................................................    I-1
  Installed Electric Capacity...........................................    I-2
  Pennsylvania-New Jersey-Maryland Interconnection Association..........    I-3
  Purchased Power.......................................................    I-4
  Nuclear Power Plants..................................................    I-4
  Fuel Supply for Electric Generation...................................    I-5
  Electric Energy Adjustment Clause.....................................    I-6
  Retail Electric Rates.................................................    I-6
  Customer Billing......................................................    I-7
  Electric System Outages...............................................    I-7
  Demand Side Management................................................    I-7
  Other Regulatory Matters..............................................    I-8
  Federal Decontamination & Decommissioning Fund........................    I-8
  Capital Spending and Financing Program................................    I-8
  Environmental Matters.................................................    I-8
  Executive Officers....................................................   I-10

 Item 2.  Properties...................................................    I-12

 Item 3.  Legal Proceedings............................................    I-13

 Item 4.  Submission of Matters to a Vote of Security Holders..........    I-13


PART II


          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters......................................................    II-1

 Item 6.  Selected Financial Data......................................    II-2

          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations....................................    II-3

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk...   II-13

 Item 8.  Financial Statements and Supplementary Data..................   II-15

          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure.....................................   II-45


PART III


 Item 10. Directors and Executive Officers of the Registrant...........   III-1

 Item 11. Executive Compensation.......................................   III-2

          Security Ownership of Certain Beneficial Owners and
 Item 12. Management...................................................   III-8

 Item 13. Certain Relationships and Related Transactions...............   III-8


PART IV


          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K..........................................................    IV-1

 Signatures.............................................................   IV-5

                                    PART I

ITEM 1. BUSINESS

Overview

  Atlantic City Electric Company (ACE) is a regulated public electric utility and a subsidiary of Conectiv, which is a Delaware corporation and a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). ACE was organized under the laws of New Jersey on April 28, 1924, by merger and consolidation of several utility companies. Effective March 1, 1998, At-lantic Energy, Inc. (Atlantic) and Delmarva Power & Light Company (DPL) con-summated a series of merger transactions (the Merger) by which ACE and DPL be-came wholly-owned subsidiaries of Conectiv. Atlantic owned ACE prior to the Merger. For additional information about the Merger, refer to Note 4 to the Consolidated Financial Statements included in Item 8 of Part II.

  As of December 31, 1999, ACE had 688 employees, of which 494 were repre-sented by a labor organization.

  ACE's electric retail utility business is subject to regulation by the New Jersey Board of Public Utilities (NJBPU). The Federal Energy Regulatory Com-mission (FERC) also has regulatory authority over certain aspects of ACE's electric utility business. In 1999, the regulated retail electricity delivery and supply businesses provided about 91% of ACE's operating revenues and most of ACE's earnings. In 1999, ACE's regulated electric retail revenues were earned from the following customer classes: residential--47.5%; commercial-- 40.6%; industrial--10.8%; and other--1.1%.

  PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries. Pursuant to PUHCA regulations, Conectiv formed a subsidiary service company, Conectiv Resource Partners, Inc. (CRP), in 1998. CRP provides a variety of support services to Conectiv subsidiaries, and its employees are primarily former ACE and DPL employees. The costs of CRP are directly assigned and allocated to the Conectiv subsidiaries using CRP's services, including ACE and DPL.

  As a public electric utility, ACE supplies and delivers electricity to its customers. These businesses, which are discussed below, are weather sensitive and seasonal because sales of electricity are usually higher during the summer months due to air conditioning. For other information concerning ACE's busi-ness segments, see Note 22 to ACE's 1999 Consolidated Financial Statements in-cluded in Item 8 of Part II.

Electricity Delivery

  ACE delivers electricity to approximately 492,400 customers through its transmission and distribution systems and also supplies electricity to most of its delivery customers. Rates charged for electric delivery service are sub-ject to regulation by the NJBPU. ACE's regulated service area covers about 2,700 square miles within the southern one-third of New Jersey and has a popu-lation of approximately 0.9 million.

  As discussed below, ACE's electric utility business was restructured during 1999 pursuant to enactment of New Jersey's Electric Discount and Energy Compe-tition Act (New Jersey Act) and a Summary Order the NJBPU issued to ACE. All customers in ACE's service area could choose an alternative electricity sup-plier beginning August 1, 1999. The electricity delivered by ACE may be sup-plied to customers by alternative suppliers or ACE. Delivery services are structured into various forms of price regulated offers, some including energy supply, so that customers may choose the combination that provides the best value. As the electric utility industry evolves and restructuring of electric-ity supply is implemented, there will be opportunities to serve new customers such as intermediate marketers, wholesalers, bundled services providers, and energy service companies.

Electricity Supply

  ACE supplies electricity to customers in its service area with power pur-chased from other suppliers and electricity generated by its power plants. The transition to market pricing and terms of service for supplying electricity to customers in ACE's service area began with enactment of the New Jersey Act on February 9, 1999 which provided customers of New Jersey electric utilities with a choice of electricity suppliers beginning August 1, 1999. On July 15, 1999 the NJBPU issued to ACE a Summary Order concerning stranded costs, unbundled rates, and other matters related to restructuring. The re-structuring orders also provided for decreases in electric customer rates, re-covery of stranded costs, securitization of ACE's stranded costs, and the reg-ulatory treatment of any gain or loss arising from the divestiture of electric power plants. For information about restructuring the electricity supply busi-ness of ACE, see Notes 1, 6, 7, 8 and 13 to the Consolidated Financial State-ments, included in Item 8 of Part II, and "Electric Utility Industry Restruc-turing" within Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), included in Item 7 of Part II.

  Effective August 1, 1999, the electricity output of certain power plants of ACE with 741 megawatts (MW) of capacity was deregulated and is being sold in markets which are not price regulated. The electricity output of ACE's other electric generating plants is currently used to supply customers in its serv-ice area.

  As discussed under "Deregulated Generation and Power Plant Divestiture" within the MD&A, included in Item 7 of Part II, Conectiv is realigning the mix of electric generating plants owned by its subsidiaries. Conectiv expects that, in the future, the electric generating plants owned by its subsidiaries will be primarily "mid-merit" units. The kilowatt-hour (kWh) output of mid-merit units can be increased or decreased quickly on an economic basis. Mid-merit plants also typically have relatively low fixed operating and mainte-nance costs, can use different fuel types, and are generally operated when de-mand rises and electricity prices are higher.

  In conjunction with Conectiv's mid-merit strategy, ACE has entered into agreements to sell its nuclear and non-strategic baseload fossil electric gen-erating plants (1,177 MW of capacity), as discussed under "Installed Electric Capacity" in Part I, in Note 11 to the Consolidated Financial Statements in-cluded in Item 8 of Part II, and under "Deregulated Generation and Power Plant Divestiture" in the MD&A included in Item 7 of Part II.

  In December 1999, ACE filed an application with the FERC for approval of the transfer to other Conectiv subsidiaries of the electric generating plants not included in the sale of the nuclear and non-strategic baseload fossil electric generating plants. The generating units expected to be transferred are combus-tion turbines and diesel units, with about 500 MW of capacity. Through the planned sales and transfers (divestiture) of ACE's electric generating plants, the principal businesses of ACE will be the transmission and distribution of electricity, as envisioned by the New Jersey Act. The production of electric-ity will be conducted by the Conectiv subsidiaries receiving the transferred electric generating units. ACE's exit from the electricity production business is expected to cause a decrease in ACE's earnings capacity. For pro forma in-formation concerning the divestiture of ACE's electric generating plants, see
Exhibit 99 to this Report on Form 10-K.

Installed Electric Capacity

  Capacity is the capability to produce electric power, typically from owned generation or third-party purchase contracts, and differs from the electric energy markets, which trade the actual energy being generated. The MW of net installed summer electric generating capacity available to ACE to serve its peak load as of December 31, 1999, is presented below. The net generating ca-pacity available for operations at any time may be less than the total net in-stalled generating capacity due to generating units being out of service for inspection, maintenance, repairs, or unforeseen circumstances. See Item 2, Properties, for additional information concerning electric generating units.

                                                                           % of
   Sources of Capacity                                               MW    Total
   -------------------                                              -----  -----
    Coal-fired generating units....................................   471    20
    Oil-fired generating units.....................................   241    10
    Combustion turbines/combined cycle generating units............   524    23
    Nuclear generating units.......................................   380    16
    Diesel units...................................................     9    --
                                                                    -----   ---
    ACE-owned generating capacity.................................. 1,625    69
    Long-term purchased capacity...................................   708    31
    Short-term sale of capacity....................................   (11)   --
                                                                    -----   ---
    Total.......................................................... 2,322   100
                                                                    =====   ===

  As discussed in Note 11 to the Consolidated Financial Statements, included in Item 8 of Part II, ACE has entered into agreements for the sale of electric generating units, listed below, which are included in the table of installed capacity shown above. After the sale of these units, ACE will purchase more electricity to supply customers in its service area. See "Purchased Power" for additional information.

   Electric Generating Units Expected to be Sold                     MW
   ---------------------------------------------                    -----
    Coal fired generating units....................................   471
    Oil-fired generating units.....................................   295*
    Combustion turbines & diesel units.............................    31
    Nuclear generating units.......................................   380
                                                                    -----
                                                                    1,177
                                                                    =====

--------
 * Includes 54 MW which is excluded from installed capacity for a generating unit which currently is not being dispatched.

  As a member of the Pennsylvania-New Jersey-Maryland Interconnection Associa-tion (PJM), ACE is obligated to maintain capacity levels based on its allo-cated share of estimated aggregate PJM capacity requirements. (The PJM is dis-cussed below.) ACE periodically updates its forecast of peak demand and re-evaluate resources available to supply projected growth. ACE experienced its highest historical peak demand of 2,329 MW on July 5, 1999, which was 7.7% above the previous peak demand of 2,162 MW recorded on July 22, 1998. ACE met its 20% reserve margin obligation to the PJM in 1999. After ACE's divestiture of its power plants, ACE will satisfy its PJM reserve margin obligation with capacity purchased from sources that may include other Conectiv subsidiaries, other utilities, and the PJM.

Pennsylvania-New Jersey-Maryland Interconnection Association

  As a member of the PJM, ACE's generation and transmission facilities are op-erated on an integrated basis with other electricity suppliers in Pennsylva-nia, New Jersey, Maryland, and the District of Columbia, and are intercon-nected with other major utilities in the United States. This power pool im-proves the reliability and operating economies of the systems in the group and provides capital economies by permitting shared reserve requirements. The PJM's installed capacity as of December 31, 1999, was 57,588 MW. The PJM's peak demand during 1999 was 51,600 MW on July 6, which resulted in a summer reserve margin of 10.4% (based on installed capacity of 56,944 MW on that date).

  The PJM operates a centralized capacity credit market, enabling participants to procure or sell surplus capacity to meet reliability obligations within the PJM region.

  The PJM Operating Agreement allows bids to sell electricity (energy) re-ceived from generation located within the PJM control area. Transactions that are bid into the PJM pool are capped at $1,000 per megawatt hour. All power providers are paid the locational marginal price (LMP) set through power providers' bids. The LMP will be higher in congested areas re-flecting the price bids of those higher cost generating units that are dis-patched to supply demand and alleviate the transmission constraint. Further-more, in the event that all available generation within the PJM control area is insufficient to satisfy demand, the PJM may institute emergency purchases from adjoining regions. The cost of such emergency purchases is not subject to any PJM price cap.

Purchased Power

  The Public Utility Regulatory Policy Act of 1978 (PURPA) established a class of nonutility power suppliers, known as independent power producers (IPPs), and required electric utilities to purchase the excess power from IPPs. As a result of PURPA, ACE had long-term contracts with four IPPs for the purchase of 659 MW of capacity and energy through December 28, 1999. On December 28, 1999, ACE paid $228.5 million to terminate its 116 MW contract with Pedricktown Co-generation Limited Partnership, which was one of the four IPPs. For additional information concerning the contract termination including ex-pected recovery of the termination payment from customers, see Note 8 to the Consolidated Financial Statements included in Item 8 of Part II.

  ACE's NJBPU-approved IPP contracts as of December 31, 1999 are listed below.

                                         Fuel        MW          Date of
   Project Location                      Type     Capacity Commercial Operation
   ----------------                   ----------- -------- --------------------
   Chester, Pennsylvania............. solid waste    75       September 1991
   Carney's Point, New Jersey........ coal          249       March 1994
   Logan Township, New Jersey........ coal          219       September 1994
                                                    ---
       Total.........................               543
                                                    ===

  ACE is also currently purchasing 125 MW of capacity and energy from PECO En-ergy Company (PECO) under a contract which ends May 31, 2000. ACE also con-tracts with other electric suppliers on an as-needed basis for the purchase of short-term capacity and energy.

  Effective August 1, 1999, under Basic Generation Service (BGS), ACE supplies electricity to retail customers in its service area who have not chosen an al-ternative electricity supplier. ACE will supply the BGS load requirement with power purchased under the contracts shown above and the output generated by certain units to be divested (prior to divestiture of the units). ACE will purchase power through a competitive bidding process for any BGS supply re-quirement greater than the output from certain generation units to be divested and the power purchased from the nonutility suppliers. Upon completion of the divestiture of ACE's electric generating plants, ACE will supply BGS entirely with purchased power.

Nuclear Power Plants

  ACE has entered into agreements for the sale of its ownership interests in nuclear power plants to PSEG Power LLC (a subsidiary of Public Service Enter-prise Group) and PECO. Upon completion of the sales, ACE will transfer its re-spective nuclear decommissioning trust funds to the purchasers, who will as-sume full responsibility for the decommissioning of Peach Bottom Atomic Power Station (Peach Bottom), Salem Nuclear Generating Station (Salem), and Hope Creek Nuclear Generating Station (Hope Creek). The sales are subject to vari-ous federal and state regulatory approvals and are expected to be completed by the third quarter of 2000. For additional information, see Note 11 to the Con-solidated Financial Statements.

  ACE owns 5% of Hope Creek, which has 1,031 MW of capacity, 7.41% of Salem, which has 2,212 MW of capacity excluding the on-site combustion turbine, and 7.51% of Peach Bottom, which has 2,186 MW of capacity. The Hope Creek Unit and Salem Units 1 and 2 are located adjacent to each other in Salem County,

New Jersey, and are operated by Public Service Electric & Gas (PSE&G). Peach Bottom Units 2 and 3 are located in York County, Pennsylvania, and are oper-ated by PECO.

  ACE's ownership interests in nuclear power plants provided approximately 16% of its total installed capacity as of December 31, 1999. See Note 10 to ACE's 1999 Consolidated Financial Statements, included in Item 8 of Part II, for in-formation about ACE's investment in jointly-owned generating stations.

  The operation of nuclear generating units is regulated by the Nuclear Regu-latory Commission (NRC). Such regulation requires that all aspects of plant operations be conducted in accordance with NRC safety and environmental re-quirements and that continuous demonstrations be made to the NRC that plant operations meet applicable requirements. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate.

  As a by-product of nuclear operations, nuclear generating units produce low-level radioactive waste (LLRW). LLRW is accumulated on-site until shipped to a federally licensed permanent disposal facility. Salem, Hope Creek, and Peach Bottom have on-site interim storage facilities with five-year storage capaci-ties. For a discussion about the disposal of nuclear fuel, see "Nuclear" under "Fuel Supply for Electric Generation."

  For information concerning funding ACE's shares of the estimated future cost of decommissioning the Salem, Hope Creek, and Peach Bottom nuclear reactors, see Note 12 to the Consolidated Financial Statements included in Item 8 of
Part II.

  For information about ACE's lawsuit seeking to recover damages for the costs of replacing the steam generators at Salem, see Item 3, Legal Proceedings.

Fuel Supply for Electric Generation

  ACE's electric generating capacity by fuel type are shown under "Installed Electric Capacity." To facilitate the purchase of adequate amounts of fuel, ACE contracts with various suppliers of coal, oil, and natural gas on both a long- and short-term basis. Prices under oil and natural gas contracts are generally determined by market-based indices.

  ACE's obligations for coal, oil, and gas supply contracts related to the fossil fuel-fired electric generating units to be sold are expected to be as-sumed by NRG Energy, Inc., the party which has agreed to purchase the fossil fuel-fired plants. Under the sales agreements for ACE's interests in nuclear generating units, ACE will receive proceeds for the book value of the nuclear fuel inventories, which are expected to be used to liquidate ACE's obligations for the lease of the nuclear fuel inventories.

Coal

  B.L. England Units 1 and 2, Deepwater Unit 6, and Keystone and Conemaugh Generating Stations are coal-fired. During 1999, 51% of ACE's coal supply was purchased under long-term contracts (up to ten years) and the balance was pur-chased on the spot market. Approximately 82% of ACE's respective projected coal requirements are expected to be provided under supply contracts. ACE does not anticipate any difficulty in obtaining adequate amounts of coal.

Oil

  All of the residual oil used in ACE's B.L. England Unit 3 and Deepwater Unit 1 and all of the distillate oil supply for ACE's combustion turbines, is pur-chased on a spot basis.

Gas

  Six of ACE's combustion turbines use natural gas as a primary fuel source and ACE's Deepwater Units 1 and 6 use natural gas as secondary fuel. Natural gas for ACE's gas-fired generating units is primarily purchased from the local gas distribution company on a firm basis and is also purchased from other sup-pliers such as marketers, producers, and utilities. The gas is delivered under contract through the interstate pipeline system.

Nuclear

  PSE&G has informed ACE that it has several long-term contracts with uranium ore operators, converters, enrichers and fabricators to meet the currently projected fuel requirements for Salem and Hope Creek. ACE has also been ad-vised by PECO that it has contracts similar to PSE&G's contracts to satisfy the fuel requirements of Peach Bottom. Currently, there is an adequate supply of nuclear fuel for Salem, Hope Creek, and Peach Bottom.

  After spent fuel is removed from a nuclear reactor, it is placed in tempo-rary storage for cooling in a spent fuel pool at the nuclear station site. Un-der the Nuclear Waste Policy Act of 1982 (NWPA), the federal government en-tered into contracts with utilities operating nuclear power plants for trans-portation and ultimate disposal of spent nuclear fuel and high level radioac-tive waste. However, no permanent government-owned and operated repositories are in service or under construction. The United States Department of Energy
(DOE) has stated that it would not be able to open a permanent, high level nu-clear waste storage facility until 2010, at the earliest.

  Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent nuclear fuel storage installations located at or away from reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license). PSE&G has advised ACE that, as a result of reracking the two spent fuel storage pools at Salem, the availability of spent fuel storage capacity is estimated to be adequate through 2012 for Unit 1 and 2016 for Unit 2. PSE&G has also advised ACE that the Hope Creek pool is also fully racked and it is expected to provide adequate storage capacity until 2008. PECO has advised ACE that spent fuel racks at Peach Bottom have storage capacity until 2000 for Unit 2 and until 2001 for Unit 3. PECO has also ad-vised ACE that it is constructing an on-site dry storage facility, which is expected to be operational in 2000, to provide additional storage capacity.

Electric Energy Adjustment Clause

  Through July 31, 1999, ACE's tariffs for its electric customers included en-ergy adjustments for fuel costs, purchased energy costs, and capacity pur-chased from nonutility electricity suppliers. Effective August 1, 1999, through various components of regulated rates, the rates charged to ACE's BGS customers for electricity supply, include ACE's fuel costs, purchased energy costs, and capacity purchased from nonutility electricity suppliers. Under the terms of the NJBPU's Summary Order concerning restructuring ACE's electricity business, ACE's regulatory liability for over-recovered energy supply costs as of July 31, 1999, is to be offset by any subsequent under-recoveries of BGS and certain other costs. Similarly, any over-recoveries will increase the reg-ulatory liability. Customer rates are to be adjusted for any deferred balance remaining after the initial four-year transition period which began August 1, 1999.

Retail Electric Rates

  Changes in ACE's customer rates other than those related to the electric ad-justment clause are discussed below. Changes in customer rates which had oc-curred due to the electric energy adjustment clause generally did not affect earnings.

  In connection with restructuring the electric utility industry in New Jer-sey, the NJBPU directed ACE to implement a 5% aggregate rate reduction effec-tive August 1, 1999. ACE also must implement at least an additional 2% rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by 10% from the rates which were in effect as of April 30, 1997. Management estimates that the initial rate reduction effective

August 1, 1999, will reduce revenues by approximately $50 million (on an annualized basis, assuming fiscal year 1998 sales and revenues). Since an es-timated $25 million of the revenue reduction resulted from the energy compo-nent of ACE's regulated revenues previously exceeding related energy costs, this portion of the revenue reduction should not affect earnings.

  In accordance with the terms of the Order issued by the NJBPU concerning the Merger, ACE phased in a Merger-related electric rate decrease of $15.7 million as follows: (1) $5.0 million effective January 1, 1998 coincident with a $5.0 million increase for recovery of deferred other postretirement benefit costs;
(2) $9.9 million effective March 1, 1998, and (3) $0.8 million effective Janu-ary 1, 1999.

  For information concerning rate changes related to changes in the New Jersey tax laws, refer to Note 3 to the Consolidated Financial Statements included in
Item 8 of Part II.

  For additional information concerning the impact of electric utility indus-try restructuring on customer rates, see Note 7 to the Consolidated Financial Statements included in Item 8 of Part II.

Customer Billing

  In December 1999, a new customer billing system was installed to accommodate the unbundled utility bills required by electric utility industry restructur-ing. As is the case with any complex billing system changeover, errors have occurred, which ACE is in the process of resolving. Although billing system implementation problems may potentially affect future revenues and cash flows, management currently does not expect such problems to materially affect ACE's results of operations or financial position.

Electric System Outages

  After customers experienced electric service outages in early July 1999 dur-ing an extended period of hot and humid weather and high demand for electrici-ty, the NJBPU initiated an investigation of outages occurring in the service territories of ACE and other New Jersey electric utilities. ACE has responded to, and expects to continue to respond to, information requests during the pendency of these investigations. In November 1999, the NJBPU expanded its July outage investigation to include a general reliability investigation of ACE and all other New Jersey utilities.

  In a separate but related proceeding, the NJBPU has convened an Electric Distribution Service Reliability and Quality Standards working group to draft performance standards for the electric and gas transmission and distribution systems of New Jersey utilities. Performance standards are expected to be es-tablished by late-2000.

Demand Side Management

  The NJBPU adopted rules in 1991 to encourage utilities to offer demand side management (DSM) and conservation services. The New Jersey Act requires the continuation of these energy efficiency programs and the initiation of renew-able energy programs, the costs of which are to be recovered through a soci-etal benefits charge to electric and gas customers of New Jersey public utili-ties. On June 9, 1999, the NJBPU initiated the Comprehensive Resource Analysis
(CRA) proceeding causing a comprehensive resource analysis of energy programs to be undertaken including the re-evaluation of existing DSM programs and the incorporation of new energy efficiency and renewable energy programs. A key issue in the CRA proceeding is the determination of the appropriate level of funding for energy efficiency and renewable energy programs on a statewide ba-sis. Hearings were conducted in November 1999 and a record was established that would permit the NJBPU to render decisions for each New Jersey utility in lieu of settlements, if necessary. ACE filed its proposed CRA plan with the NJBPU on August 23, 1999. A decision by the NJBPU is expected in 2000.

Other Regulatory Matters

  On March 15, 2000, the NJBPU adopted Interim Affiliate Relations, Fair Com-petition and Accounting Standards and Related Reporting Requirements (Interim Standards). These Interim Standards will remain in effect for no longer than 18 months, until final standards are issued by the NJBPU. ACE is currently re-viewing the Interim Standards. ACE has cost allocation and direct charging mechanisms in place to prevent cross- subsidization of competitive activities by regulated utility activities.

Federal Decontamination & Decommissioning Fund

  The Energy Policy Act of 1992 provided for creation of a Decontamination & Decommissioning (D&D) Fund to pay for the future clean-up of DOE gaseous dif-fusion enrichment facilities. Domestic utilities and the federal government are required to make payments to the D&D Fund until 2008 or $2.25 billion, ad-justed annually for inflation, is collected. The liability accrued for ACE's share of the D&D Fund was $5.1 million as of December 31, 1999. The terms of ACE's agreement for the sale of its interests in the nuclear power plants pro-vide for the buyers of the plants to assume the amount of this liability which exists at the time the sale is completed.

Capital Spending and Financing Program

  For financial information concerning ACE's capital spending and financing program, refer to "Liquidity and Capital Resources" in the MD&A included in
Item 7 of Part II and Notes 15 and 16 to the Consolidated Financial State-ments, included in Item 8 of Part II.

  ACE's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the Securities and Exchange Commission (SEC) Methods for 1995-1999 are shown below.

                                                      Year Ended December 31,
                                                      ------------------------
                                                      1999 1998 1997 1996 1995
                                                      ---- ---- ---- ---- ----
   Ratio of Earnings to Fixed Charges (SEC Method)... 2.57 1.66 2.84 2.59 3.19
   Ratio of Earnings to Fixed Charges and Preferred
    Stock Dividends (SEC Method)..................... 2.44 1.55 2.58 2.16 2.43

  For purposes of computing the above ratios, earnings, including Allowance For Funds During Construction, are income before extraordinary item plus in-come taxes and fixed charges. Fixed charges include gross interest expense, the estimated interest component of rentals, and dividends on preferred secu-rities of a subsidiary trust. For the ratio of earnings to fixed charges and preferred dividends, preferred stock dividends represent preferred stock divi-dend requirements multiplied by the ratio that pre-tax income bears to net in-come.

Environmental Matters

  ACE is subject to various federal, regional, state, and local environmental regulations, including air and water quality control, oil pollution control, solid and hazardous waste disposal, and limitation on land use. Permits are required for ACE's construction projects and the operation of existing facili-ties. ACE has incurred, and expects to continue to incur, capital expenditures and operating costs because of environmental considerations and requirements. ACE has a continuing program to assure compliance with the environmental stan-dards adopted by various regulatory authorities.

  Included in ACE's forecasted capital requirements are construction expendi-tures for compliance with environmental regulations, which are estimated to be $2 million in 2000.

Air Quality Regulations

  The federal Clean Air Act requires utilities and other industries to signif-icantly reduce emissions of air pollutants such as sulfur dioxide (SO\\2\\) and oxides of nitrogen (NOx). Title IV of the Clean Air Act, the acid rain provisions, established a two-phase program which mandated reductions of SO\\2\\ and NOx emissions from certain utility units by 1995 (Phase I) and required other utility units to begin reducing SO\\2\\ and NOx emissions in the year 2000 (Phase II). Phase I emission reduction requirements have been achieved by the jointly-owned Cone-maugh generating station and B.L. England Units 1 and 2. The remainder of ACE's wholly- and jointly-owned fossil fuel-fired units are required to comply with Phase II emission limits.

  ACE's facilities must also comply with Title I of the Clean Air Act, the ozone nonattainment provisions, which require states to promulgate Reasonably Available Control Technology (RACT) regulations for existing sources located within ozone nonattainment areas or within the Northeast Ozone Transport Re-gion (NOTR). In accordance with New Jersey Department of Environmental Protec-tion (NJDEP) regulatory requirements, ACE has submitted and received NJDEP's approval of ACE's RACT compliance plan.

  Additional "post RACT" NOx emission regulations are being pursued by states in the NOTR. In New Jersey, post-RACT NOx control regulations require attain-ment of summer seasonal emission reductions of up to 65% below 1990 levels by May 1999, and 90% by 2003 through reduced emissions or the procurement of NOx emission allowances. ACE complied with post-RACT requirements in 1999. ACE an-ticipates spending approximately $5 to $8 million over the next five years to achieve compliance with post-RACT NOx regulations.

  In addition to the above requirements, the United States Environmental Pro-tection Agency (USEPA) has proposed summer seasonal NOx controls commensurate with reductions of up to 85% below baseline years by the year 2003 for a 22 state region; including New Jersey. Since New Jersey will require a greater percent reduction than the USEPA, the ACE facilities will most likely achieve compliance with the USEPA requirement by 2003.

  In July 1997, the USEPA adopted new federal air quality standards for par-ticulate matter and ozone. The new particulate matter standard addressed fine particulate matter. Attainment of the fine particulate matter standard may re-quire reductions in NOx and SO\\2\\. However, under the time schedule an-nounced by the USEPA, particulate matter non-attainment areas will not be des-ignated until 2002 and control measures to meet this standard will not be identified until 2005.

  In 1999, the USEPA requested data from a number of electric utilities re-garding older coal fired units in order to determine compliance with the regu-lations for the Prevention of Significant Deterioration of Air Quality (PSD). Based on the collected data, the U.S. Justice Department, on behalf of the USEPA, filed seven lawsuits against electric utility companies in the Midwest and South on November 3, 1999. On February 23, 2000, ACE received a request for data from the USEPA and NJDEP, for coal-fired operations at the Deepwater and B.L. England electric generating stations. At this time it is not possible to predict the impact of this request, if any, on Deepwater or B.L. England operations.

Water Quality Regulations

  The Federal Water Pollution Control Act, as amended (the Clean Water Act) provides for the imposition of effluent limitations to regulate the discharge of pollutants, including heat, into the waters of the United States. National Pollution Discharge Elimination System (NPDES) permits issued by state envi-ronmental regulatory agencies specify effluent limitations, monitoring re-quirements, and special conditions with which facilities discharging wastewaters must comply. To ensure that water quality is maintained, permits are issued for a term of five years and are modified as necessary to reflect requirements of new or revised regulations or changes in facility operations.

  ACE holds New Jersey Pollution Discharge Elimination System (NJPDES) permits issued by the NJDEP for the Deepwater and B.L. England power stations. The NJDEP has issued a draft revised NJPDES permit for the Deepwater station. The NJPDES permit for the B.L. England station expired in December 1999, but con-tinues in effect because application for renewal was submitted, as required, in June 1999. Both plants are permitted to continue operations under these permits.

  The USEPA is required by a consent order to adopt regulations for determin-ing whether cooling water intake structures represent the best technology available for minimizing adverse environmental impacts. Final action on the proposed regulations is required in 2001.

Hazardous Substances

  The nature of the electric utility business results in the production or handling of various by-products and substances which may contain substances defined as hazardous under federal or state statutes. The disposal of hazard-ous substances can result in costs to clean up facilities found to be contami-nated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain aban-doned or uncontrolled hazardous waste sites. ACE's exposure is minimized by adherence to environmental standards for ACE-owned facilities and through a waste disposal contractor screening and audit process. ACE has accrued a $1.0 million liability for potential future remediation costs associated with cer-tain hazardous waste sites.

  In 1991, the NJDEP identified ACE as one of a number of parties allegedly responsible for the placement of certain hazardous substances in a sanitary landfill in Atlantic County, New Jersey. Pursuant to an action in 1992 by the USEPA, ACE was named as one of several defendants in connection with the al-leged release of hazardous substances at a site located in Gloucester County, New Jersey. ACE's cumulative contributions to the remediation and clean-up of these sites have been approximately $0.4 million to date.

  As of December 31, 1999, ACE's other accrued liabilities included $1 million for clean-up and other potential costs related to federal and state superfund sites. ACE does not expect such future costs to have a material effect on ACE's financial position or results of operations. For additional information, see Note 21 to ACE's 1999 Consolidated Financial Statements included in Item 8 of Part II.

Executive Officers

  The names, ages, and positions of all of the executive officers of ACE as of December 31, 1999, are listed below, along with their business experience dur-ing the past five years. Officers are elected annually by Conectiv's Board of Directors. There are no family relationships among these officers, nor any ar-rangement or understanding between any officer and any other person pursuant to which the officer was selected.

                           Executive Officers of ACE
                           (As of December 31, 1999)

          Name, Age and Position               Business Experience During Past 5 Years
          ----------------------               ---------------------------------------
Howard E. Cosgrove, 56 ....................  Elected 1998 as Chairman of the Board and
 Chairman of the Board, President and Chief  Chief Executive Officer of Conectiv,
 Executive Officer                           Delmarva Power & Light Company, and
                                             Atlantic City Electric Company. Elected
                                             1992 as Chairman of the Board, President
                                             and Chief Executive Officer and Director of
                                             Delmarva Power & Light Company.

Barry R. Elson, 58.........................  Elected 1998 as Executive Vice President of
 Executive Vice President                    Conectiv, and Executive Vice President and
                                             Director of Delmarva Power & Light Company
                                             and Atlantic City Electric Company. Elected
                                             1997 as Executive Vice President, Delmarva
                                             Power & Light Company. Executive Vice
                                             President, Cox Communications, Inc.,
                                             Atlanta, Georgia, from 1995 to 1996. Senior
                                             Vice President, Cox Enterprises/Cox
                                             Communications, Inc., Atlanta, Georgia,
                                             from 1984 to 1995.

Thomas S. Shaw, 52.........................  Elected 1998 as Executive Vice President of
 Executive Vice President                    Conectiv, and Executive Vice President and
                                             Director of Delmarva Power & Light Company
                                             and Atlantic City Electric Company. Elected
                                             1992 as Senior Vice President of Delmarva
                                             Power & Light Company.

John C. van Roden, 50......................  Elected 1998 as Senior Vice President and
 Senior Vice President and                   Chief Financial Officer of Conectiv,
 Chief Financial Officer                     Delmarva Power & Light Company, and
                                             Atlantic City Electric Company and Director
                                             of Delmarva Power & Light Company and
                                             Atlantic City Electric Company. Principal,
                                             Cook and Belier, Inc. in 1998. Senior Vice
                                             President/Chief Financial Officer and Vice
                                             President/Treasurer, Lukens, Inc. from 1987
                                             to 1998.

Barbara S. Graham, 51 .....................  Elected 1999 as Senior Vice President of
 Senior Vice President                       Conectiv, Delmarva Power & Light Company,
                                             and Atlantic City Electric Company and
                                             Director of Delmarva Power & Light Company
                                             and Atlantic City Electric Company. Elected
                                             1998 as Senior Vice President and Chief
                                             Financial Officer of Conectiv, and Senior
                                             Vice President and Chief Financial Officer
                                             and Director of Delmarva Power & Light
                                             Company and Atlantic City Electric Company.
                                             Elected 1994 as Senior Vice President,
                                             Treasurer and Chief Financial Officer of
                                             Delmarva Power & Light Company.

James P. Lavin, 52.........................  Elected 1998 as Controller of Conectiv,
 Controller and Chief Accounting Officer     Delmarva Power & Light Company, and
                                             Atlantic City Electric Company. Elected
                                             1993 as Comptroller, Delmarva Power & Light
                                             Company.

ITEM 2. PROPERTIES

  Substantially all utility plants and properties of ACE are subject to the lien of the Mortgage under which First Mortgage Bonds are issued.

  The following table sets forth the net installed summer electric capacity available to ACE to serve its peak load as of December 31, 1999.

                                                                  Net Installed
                                                                    Capacity
           Station                         Location                (kilowatts)
           -------                         --------               -------------
   Coal-Fired
     B L England...........  Beesley's Pt., NJ...................     284,000
     Conemaugh.............  New Florence, PA....................      65,000(A)
     Keystone..............  Shelocta, PA........................      42,000(A)
     Deepwater.............  Pennsville, NJ......................      80,000
                                                                    ---------
                                                                      471,000
                                                                    ---------
   Oil-Fired
     B L England...........  Beesley's Pt., NJ...................     155,000
     Deepwater.............  Pennsville, NJ......................      86,000
                                                                    ---------
                                                                      241,000
                                                                    ---------
   Combustion
    Turbines/Combined Cycle
     Cumberland............  Millville, NJ.......................      84,000
     Sherman Avenue........  Vineland, NJ........................      81,000
     Middle................  Rio Grande, NJ......................      77,000
     Carll's Corner........  Upper Deerfield Twp, NJ.............      73,000
     Cedar.................  Cedar Run, NJ.......................      68,000
     Missouri Avenue.......  Atlantic City, NJ...................      60,000
     Mickleton.............  Mickleton, NJ.......................      59,000
     Deepwater.............  Pennsville, NJ......................      19,000
     Salem.................  Lower Alloways Creek Twp., NJ.......       3,000(A)
                                                                    ---------
                                                                      524,000
                                                                    ---------
   Nuclear
     Peach Bottom..........  Peach Bottom Twp., PA...............     164,000(A)
     Salem.................  Lower Alloways Creek Twp., NJ.......     164,000(A)
     Hope Creek............  Lower Alloways Creek Twp., NJ.......      52,000(A)
                                                                    ---------
                                                                      380,000
                                                                    ---------
   Diesel Units
     B L England...........  Beesley's Pt., NJ...................       8,000
     Keystone..............  Shelocta, PA........................         300(A)
     Conemaugh.............  New Florence, PA....................         400(A)
                                                                    ---------
                                                                        8,700
                                                                    ---------
   Subtotal ACE-Owned Generating Capacity.......................    1,624,700
   Long-term Capacity Purchases.................................      707,500
   Short-term Capacity Sales....................................      (10,600)
                                                                    ---------
     Total......................................................    2,321,600
                                                                    =========

--------
(A)ACE portion of jointly-owned plants.

  The electric transmission and distribution systems of ACE includes 1,231 transmission poleline miles of overhead lines, 9,419 distribution poleline miles of overhead lines, and 1,198 distribution cable miles of underground ca-bles.

ITEM 3. LEGAL PROCEEDINGS

  As previously reported, on February 27, 1996, the co-owners of Salem, in-cluding ACE, filed a complaint in the United States District Court for New Jersey against Westinghouse Electric Corporation (Westinghouse), the designer and manufacturer of the Salem steam generators. The complaint, which sought to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleged violations of federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts, fraud, negligent misrepresentation and breach of contract. On November 4, 1998, the Court granted Westinghouse's motion for summary judgment with regard to the federal Racketeer Influenced and Corrupt Organizations Act claim, and dismissed the remaining state law claims against Westinghouse in the Superior Court of New Jersey. The co-owners also filed an appeal of the District Court's dismissal with the United States Court of Ap-peals for the Third Circuit. Following oral argument before the Court of Ap-peals for the Third Circuit, Westinghouse and Public Service Electric and Gas, on behalf of the co-owners, negotiated a settlement of the litigation. The federal and state cases have been dismissed with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                        ATLANTIC CITY ELECTRIC COMPANY

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Effective March 1, 1998, all 18,320,937 outstanding shares ($3 per share par value) of ACE were acquired by Conectiv, pursuant to the Merger, as discussed in Note 4 to the Consolidated Financial Statements.

  Under ACE's certificate of incorporation, ACE is subject to certain limita-tions on the payment of dividends to Conectiv, which is the holder of all of ACE's common stock. When full dividends have been paid on the Preferred Stock Securities of ACE for all past dividend periods, dividends may be declared and paid by ACE on its common stock, as determined by the Board of Directors of ACE, out of funds legally available for the payment of dividends.

  As a subsidiary of a registered holding company under PUHCA, ACE can pay dividends only to the extent of its retained earnings unless SEC approval is obtained.

                        ATLANTIC CITY ELECTRIC COMPANY

ITEM 6. SELECTED FINANCIAL DATA

                                        Year Ended December 31,
                         -------------------------------------------------------
                          1999 (1)    1998 (2)   1997 (3)     1996       1995
                         ----------  ---------- ---------- ---------- ----------
                                         (Dollars in Thousands)
Operating Results and
 Data
Operating Revenues...... $1,076,585  $1,039,750 $1,084,890 $  989,647 $  954,783
Operating Income........    171,931     108,868    190,052    165,120    194,687
Income Before
 Extraordinary Item.....     63,930      30,276     85,747     75,017     98,752
Extraordinary Item, Net
 of Income Taxes (4)....    (58,095)        --         --         --         --
Net Income..............      5,835      30,276     85,747     75,017     98,752
Earnings Applicable to
 Common Stock...........      3,703      29,385     80,926     65,113     84,125
Capitalization
Common Stockholder's
 Equity................. $  677,951  $  730,093 $  783,033 $  778,425 $  796,042
Preferred Stock
 Subject to Mandatory
  Redemption............     23,950      23,950     33,950     43,950    114,750
 Not Subject to
  Mandatory Redemption..      6,231       6,231     30,000     30,000     40,000
Preferred Securities of
 Subsidiary Trusts
 Subject To Mandatory
 Redemption.............     95,000      95,000     70,000     70,000        --
Variable Rate Demand
 Bonds (VRDB) (5).......     22,600      22,600     22,600        --         --
Long-Term Debt..........    954,752     791,127    811,144    802,245    802,356
                         ----------  ---------- ---------- ---------- ----------
Total Capitalization
 with VRDB.............. $1,780,484  $1,669,001 $1,750,727 $1,724,620 $1,753,148
                         ==========  ========== ========== ========== ==========
Other Information
Total Assets............ $2,654,659  $2,367,222 $2,436,755 $2,460,741 $2,459,104
Long-Term Capital Lease
 Obligations............     14,911      19,523     24,077     24,212     25,277
Capital Expenditures....     48,931      71,342     80,896     88,914    100,904
Common Dividends
 Declared (6)...........     55,845      81,450     80,857     82,163     81,239

--------
(1) As discussed in Note 4 to the Consolidated Financial Statements, Atlantic City Electric (ACE) and Delmarva Power & Light Company (DPL) became whol-ly-owned subsidiaries of Conectiv (the Merger) on March 1, 1998. In 1999, special charges for employee separations, additional costs related to the Merger, and other non-recurring costs reduced operating income by $12.3 million and income before extraordinary item, net income, and earnings ap-plicable to common stock by $7.3 million.
(2) In 1998, special charges for the costs of Merger-related employee separa-tions and relocations and other Merger-related charges reduced operating income by $61.1 million and income before extraordinary item, net income, and earnings applicable to common stock by $36.6 million. Also, in 1998, the write-down to fair value of certain operational and administrative fa-cilities to be sold due to the Merger reduced operating income by $18.0 million and income before extraordinary item, net income, and earnings ap-plicable to common stock by $10.6 million.
(3) In 1997, special charges for Merger-related employee separation benefits reduced operating income by $22.2 million and income before extraordinary item, net income, and earnings applicable to common stock by $15.6 mil-lion.
(4) As discussed in Note 6 to the Consolidated Financial Statements, the ex-traordinary item in 1999 resulted from the restructuring of the electric utility industry.
(5) Although Variable Rate Demand Bonds are classified as current liabilities, ACE intends to use the bonds as a source of long-term financing as dis-cussed in Note 16 to ACE's Consolidated Financial Statements.
(6) Amounts shown as total, rather than on a per-share basis, since ACE is a wholly-owned subsidiary of Conectiv.

                        ATLANTIC CITY ELECTRIC COMPANY

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward looking statements to encourage such dis-closure without the threat of litigation, provided those statements are iden-tified as forward-looking and are accompanied by meaningful, cautionary state-ments identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on manage-ment's beliefs, as well as, assumptions made by and information currently available to management. When used herein, the words "will," "anticipate," "estimate," "expect," "objective," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: the effects of deregulation and the unbundling of energy sup-plies and services; an increasingly competitive energy marketplace; sales re-tention and growth; federal and state regulatory actions; costs of construc-tion; operating restrictions; increased cost and construction delays attribut-able to environmental regulations; nuclear decommissioning and the availabil-ity of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. ACE undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Litiga-tion Reform Act should not be construed as exhaustive or as any admission re-garding the adequacy of disclosures made by ACE prior to the effective date of the Litigation Reform Act.

OVERVIEW

  ACE is a public utility located in the southern one-third of New Jersey which supplies electricity to customers with power purchased from other sup-pliers and electricity generated by its power plants. The transition to market pricing and terms of service for supplying electricity in ACE's regulated service area began on August 1, 1999. ACE also supplies electricity in markets which are not subject to price regulation.

  On March 1, 1998, Atlantic City Electric Company (ACE) and Delmarva Power & Light Company (DPL) became wholly-owned subsidiaries of Conectiv (the Merger). Before the Merger, Atlantic Energy, Inc. (Atlantic) owned ACE and nonutility subsidiaries. As a result of the Merger, Atlantic no longer exists and Conectiv owns (directly or indirectly) ACE, DPL and the nonutility subsidiar-ies formerly held separately by Atlantic and DPL. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

EARNINGS RESULTS SUMMARY

  In 1999, earnings applicable to common stock of $3.7 million included (i) a $58.1 million extraordinary charge, after income taxes of $40.5 million, for discontinuing the application of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS No. 71) to ACE's electricity supply businesses because of deregulation, and (ii) $7.3 million of special charges, net of taxes, primarily for the costs of Merger-related employee separations and relocations and other Merger-related costs. For additional information concerning deregulation and the ex-traordinary charge to earnings, see Notes 1, 6, 7, 8 and 13 to the Consoli-dated Financial Statements and the "Electric Utility Industry Restructuring" section within Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). As discussed in Note 7 to the Consolidated Fi-nancial Statements, the extraordinary charge was based on a Summary Order is-sued by the New Jersey Board of Public Utilities (NJBPU) which addressed stranded costs, unbundled rates, and other matters related to restructuring. The NJBPU is to issue a more detailed order at a later date. If the NJBPU's final detailed order were to differ materially from the Summary Order, then the extraordinary charge could change.

  In 1998, earnings applicable to common stock were $29.4 million, after spe-cial charges of $47.2 million after taxes. The 1998 special charges were com-prised of (i) $36.6 million after taxes for the costs of Merger-related em-ployee separations and relocations and other Merger-related costs, and (ii) $10.6 million after taxes for the write-down to fair value of certain opera-tional and administrative facilities to be sold, as a result of the Merger.

  Excluding the extraordinary and special charges, earnings applicable to com-mon stock decreased to $69.1 million in 1999 from $76.6 million in 1998. The $7.5 million earnings decrease was primarily due to higher operation and main-tenance expenses and the customer rate decreases which resulted from the elec-tric utility industry restructuring during 1999 in New Jersey, partly offset by additional revenues from higher regulated sales of electricity to retail customers. The decrease also reflects a higher effective income tax rate and the absence of the $2.5 million gain in 1998 from the redemption of preferred stock.

  Earnings excluding special charges were $76.6 million for 1998 in comparison to $96.5 million in 1997, which excludes $15.6 million, after taxes, of Merg-er-related employee separation benefits for 1997. This $19.9 million earnings decrease was primarily attributed to higher operation and maintenance expenses and a prior year gain on the sale of property.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING

  Based on the NJBPU's Summary Order, ACE determined that the requirements of SFAS No. 71 no longer applied to its electricity supply business as of August 1, 1999. As a result, ACE discontinued applying SFAS No. 71 and applied the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Dis-continuation of Application of FASB Statement No. 71" (SFAS No. 101) and Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity--Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4), which among other things, resulted in an extraordi-nary charge to earnings of $58.1 million, net of $40.5 million of income tax-es. The provisions of the NJBPU's Summary Order are summarized below.

Rate Decreases

  In its Summary Order, the NJBPU directed ACE to implement a five percent ag-gregate rate reduction effective August 1, 1999. ACE also must implement at least an additional two percent rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by ten percent from the rates which were in ef-fect as of April 30, 1997. ACE estimates that the initial rate reduction ef-fective August 1, 1999 will reduce electric utility revenues by approximately $50 million (on an annualized basis, assuming fiscal year 1998 sales and reve-nues). Since an estimated $25 million of the revenue reduction resulted from the energy component of ACE's regulated revenues which had been greater than the related energy costs, this portion of the revenue reduction should not af-fect earnings.

Regulatory Implications on Sales of Electric Generating Plants

  As discussed under "Deregulated Generation and Power Plant Divestiture," ACE has reached agreements for the sale of certain electric generating units which have 1,176.7 megawatts (MW) of capacity. Under the NJBPU's Summary Order, any gain or loss realized upon the sale of ACE's electric generating plants (other than the Deepwater plant and combustion turbines owned by ACE) will affect the amount of ACE's recoverable stranded costs. Accordingly, any gain or loss re-alized by ACE on the sale of these plants would not affect future earnings. Any loss on a sale within three years of the Deepwater plant and combustion turbines owned by ACE, which began operating on a deregulated basis effective August 1, 1999, cannot be recovered from ACE's customers. ACE's agreement for the sale of electric generating units to NRG Energy, Inc. includes the sale of the 239 MW Deepwater plant at a loss which was recorded in the fourth quarter of 1999 as an adjustment to the extraordinary item initially estimated and re-corded in the third quarter of 1999.

Stranded Cost Recovery and Securitization

  The NJBPU's Summary Order provides ACE the opportunity to recover 100% of the net stranded costs related to certain generation units to be divested and the stranded costs associated with power purchased from nonutility generators
(NUGs). The Summary Order also permits securitization of 100% of the net stranded costs of certain generation units to be divested and the costs to ef-fect potential NUG contract buyouts or buydowns. Securitization is expected to occur through a special purpose entity which will issue bonds secured by the right to collect stranded costs from customers. Stranded costs, net of taxes, will be collected from customers through a transition bond charge and the in-come tax expense associated with the revenues from stranded cost recovery will be collected from customers through a separate market transition charge. As of December 31, 1999, the balance for ACE's pre-tax recoverable stranded costs was $988.3 million, which includes the stranded costs estimated and recorded as a result of discontinuing the application of SFAS No. 71 and the $228.5 million payment to terminate a NUG contract (see "Renegotiation of Purchased Power Contracts"). "Recoverable stranded costs" on the consolidated balance sheet represents amounts expected to be collected from regulated delivery cus-tomers for the stranded costs which resulted from deregulation of the elec-tricity supply business. ACE's amount of recoverable stranded costs remains subject to adjustment based on the actual gains and losses realized on the sale of certain electric generating plants, additional buyouts or buydowns of NUG contracts, the NJBPU's final restructuring order, and the final amount de-termined to be recoverable through customer rates under the New Jersey Elec-tric Discount and Energy Competition Act (New Jersey Act).

Basic Generation Service and Default Service

  Through July 31, 2002, under New Jersey's Basic Generation Service (BGS), ACE is obligated to supply electricity to customers who do not choose an al-ternative electricity supplier. As the BGS supplier, ACE's BGS rates are de-signed to recover its costs and, except for the above-market portion of NUG power and the costs of certain of ACE's power plants which are recovered through a separate non-bypassable Net NUG Charge and Market Transition Charge, respectively, are included in regulated delivery rates. In accordance with the NJBPU's Summary Order, ACE defers the difference between such costs incurred and the related revenues. ACE's customer rates are to be adjusted for any de-ferred balance remaining after the initial four-year transition period that began August 1, 1999.

Shopping Credits

  Customers who choose an alternative electricity supplier receive a credit to their bill, or a shopping credit, which generally represents the cost of elec-tricity supply and transmission service. System-average shopping credits range from 5.27 cents per kilowatt-hour (kWh), effective August 1, 1999, to 5.48 cents per kWh in 2003.

RENEGOTIATION OF PURCHASED POWER CONTRACTS

  ACE has had four NJBPU-approved long-term contracts with NUGs providing for the purchase by ACE of energy and capacity from such NUGs. Such contracts were entered into in the late 1980s, and purchases commenced in the early 1990s. The New Jersey Act provides for, among other things, the recognition by the NJBPU of the costs of buydowns or buyouts of such contracts as stranded costs. The New Jersey Act further provides for the financing and recovery of such costs by the given utility, subject to certain conditions and to approval by the NJBPU. As discussed below, ACE and one of the four NUGs have terminated one of the long-term power purchase contracts. ACE continues to negotiate buyouts and buydowns of the remaining contracts. The financial commitments as-sociated with such buyouts and buydowns could be substantial. Management can-not currently predict the ultimate outcome of contract buyout and buydown ne-gotiations or the costs associated therewith. There can be no assurances, moreover, that the NJBPU will approve the arrangements that may be success-fully negotiated by the parties, or arrangements for the interim and/or long-term financing of amounts (including, but not limited to, the issuance of transition bonds). The ability of ACE to issue transition bonds would depend not only upon approval of the NJBPU, but also the condition of the relevant capital markets at the times of the offerings.

  On May 7, 1999, ACE and a NUG, with which ACE has a long-term power purchase contract, signed a letter of intent (LOI) relating to a transaction that could have led to the termination of such contract. The transaction contemplated by the LOI would have involved the establishment of a new, substitute long-term power contract between the NUG and a third party; and the payment by ACE to the NUG of a termination amount. ACE and the NUG received proposals from vari-ous prospective purchasers, but were unable to establish mutually agreeable arrangements to proceed with the transaction. Subsequently, ACE and the NUG have been engaged in negotiations to achieve an alternative restructuring of the purchase power contract. Such alternative restructuring, if successfully negotiated, would be subject to the receipt of various corporate and regula-tory approvals.

  On November 10, 1999, the NJBPU issued an Order approving ACE's proposal to terminate a NUG contract under which ACE purchased energy and 116 MW of capac-ity from a partnership (Pedricktown Co-generation Limited Partnership) owned 50% by other Conectiv subsidiaries. The NJBPU Order also provided that ACE is entitled to recover from customers the contract termination payment of $228.5 million, together with reasonable and prudently incurred transaction costs and interim financing costs as specified therein. The NJBPU Order also found that the termination payment and related transaction costs are eligible for long-term financing through the issuance of transition bonds (securitization). On December 28, 1999, ACE paid $228.5 million to terminate the contract and bor-rowed funds from a credit facility that ACE had arranged to finance the con-tract termination payment. The contract termination payment and related costs are classified as "Recoverable Stranded Costs" on the balance sheet as of De-cember 31, 1999. ACE's customer rates were reduced by about 1% (approximately $11 million of revenues on an annualized basis) effective January 1, 2000 as a result of the net savings expected to result from the contract termination.

  ACE anticipates that securitization will ultimately be used to finance the stranded costs associated with the buyout or buydown of its NUG contracts (in-cluding the buyout described above), along with stranded costs determined in connection with the planned divestiture of certain of ACE's generating units. As noted above, there can be no assurances that the NJBPU will approve the is-suance of transition bonds for such costs or that ACE will be able to issue and sell any such bonds.

DEREGULATED GENERATION AND POWER PLANT DIVESTITURE

  Conectiv's management is changing the mix of the types of electric generat-ing plants owned by its subsidiaries, including ACE, in conjunction with im-plementing its asset-backed, "merchant" strategy focusing on "mid-merit" elec-tric generating plants. Mid-merit electric generating plants can quickly in-crease or decrease their kWh output level on an economic basis. Mid-merit plants typically have relatively low fixed operating and maintenance costs and also can use different types of fuel. These plants are generally operated dur-ing times when demand for electricity rises and prices are higher. As dis-cussed below, ACE has entered into agreements to sell its nuclear and non-strategic baseload fossil electric generating plants. Baseload electric gener-ating plants run almost continuously to supply the base level of demand for electricity, or the minimum demand level which generally always exists on an electrical system. In a deregulated electricity supply market, management ex-pects that mid-merit electric generating plants will be more profitable and provide higher returns on invested capital than baseload electric generating plants.

  Effective August 1, 1999, 741 MW of capacity of ACE's electric generating plants was deregulated and the plants' megawatt-hour (MWH) output is sold in deregulated markets. The output of ACE's other electric generating units is dedicated to BGS until those units are sold. The 741 MW of deregulated capac-ity includes 239 MW for the Deepwater plant, which ACE expects to sell by the third quarter of 2000, and 502 MW for ACE's combustion turbines, which are ex-pected to be transferred to another Conectiv subsidiary during 2000.

  As a result of the planned sales and transfers (divestiture) of ACE's elec-tric generating plants, the principal businesses of ACE will be the transmis-sion and distribution of energy, as envisioned by the New Jersey Act. The pro-duction of electricity will be conducted by other Conectiv subsidiaries. ACE's exit from the electricity production business is expected to cause a decrease in ACE's earnings capaci-ty. For pro forma information concerning the divestiture of ACE's electric generating plants, see Exhibit 99 to this Report on Form 10-K.

  Due to the expected divestiture of the electric generating plants, more electric capacity and energy is expected to be purchased in the future. Howev-er, upon the sale of the electric generating plants, ACE's depreciation, fuel, operating, and maintenance expenses for these plants will end. Also, to the extent the sales proceeds are used to pay off securities that had financed the plants, financing costs will also decrease.

  On September 30, 1999, Conectiv announced that ACE reached agreement to sell its ownership interests in nuclear plants, representing 383 MW of capacity, to PSEG Power LLC and PECO Energy Company (PECO). The aggregate sales price of approximately $11 million, less selling costs, was used as the fair value of the nuclear plants in determining the amount of impairment that resulted from deregulation and the amount of the write down of ACE's investments in nuclear plants that was recorded in 1999. Upon completion of the sale, ACE will trans-fer its respective nuclear decommissioning trust funds to the purchasers, and PSEG Power LLC and PECO will assume full responsibility for the decommissioning of Peach Bottom, Salem, and Hope Creek. The sales are subject to various federal and state regulatory approvals and are expected to close by the third quarter of 2000.

  On January 19, 2000, Conectiv announced that ACE reached an agreement to sell wholly- and jointly-owned fossil fuel-fired units which have a total ca-pacity of 793.7 MW and a net book value of $113.5 million as of December 31, 1999 (net of the write downs recorded as a result of deregulation) to NRG En-ergy, Inc., a subsidiary of Northern States Power Company for $178 million. The sale is subject to various federal and state regulatory approvals and is expected to be completed during the third quarter of 2000.

  Conectiv's management expects that the proceeds from the sale of the elec-tric generating plants will be used for debt repayment, repurchases of Conectiv common stock, and new investments that fit with Conectiv's strate-gies, including expansion of Conectiv's mid-merit generation business. Some or all of ACE's proceeds from the sale of the electric generating plants could be paid as a dividend to Conectiv, or loaned to Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in depending on their cash posi-tion.

  ACE's mortgage requires that the electric generating plants being divested be released from the lien of the mortgage. These assets may be released with a combination of cash, bondable property additions and credits representing pre-viously issued and retired first mortgage bonds. ACE expects to have suffi-cient bondable property additions and retired first mortgage bonds to release such assets at fair values.

OPERATING REVENUES

  The following table shows the amounts of electric revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply serv-ice within ACE's service area. ACE's BGS is subject to price regulation during the transition to retail competition. Non-regulated electric revenues include primarily revenues earned from bulk power sales and electricity trading activ-ities.

                                                       1999     1998     1997
                                                     -------- -------- --------
                                                       (Dollars in millions)
   Regulated electric revenues
     Retail and other............................... $  977.1 $  936.8 $  972.8
     Interchange....................................     71.5     66.5     23.7
   Non-regulated electric revenues..................     19.9     31.6     72.0
   Other revenues...................................      8.1      4.8     16.4
                                                     -------- -------- --------
   Total operating revenues......................... $1,076.6 $1,039.7 $1,084.9
                                                     ======== ======== ========

  As shown above, regulated electric "Retail and other" revenues increased by $40.3 million, from $936.8 million for 1998 to $977.1 million for 1999. This net increase was mainly comprised of the following items: (i) a $63.8 million revenue increase which includes $34.0 million from a 2.6% increase in retail kWh sold (due to the effects of the weather and a 0.7% increase in the number of customers), $17.2 million of revenues recognized due to under-recoveries of BGS costs, and $12.6 million from higher billings of certain services related to the electricity delivery business, and (ii) a $23.5 million decrease due to retail rate decreases for electric utility industry restructuring and the Merger. Interchange revenues increased $5.0 million for 1999 mainly due to ad-ditional revenues for transmission network usage.

  Non-regulated revenues decreased $11.7 million for 1999 because revenues from electric trading activities for 1998 were higher than revenues earned in the second half of 1999 from ACE's deregulated electric generating units. How-ever, the gross margin (revenues less energy costs) earned in 1999 from the deregulated electric generating units was higher than the gross margin earned from 1998 electricity trading activities.

  In 1998, regulated electric "Retail and other" revenues decreased by $36.0 million primarily due to a $54.1 million decrease related to changes in the New Jersey tax law which did not affect earnings due to offsetting reductions in taxes other than income taxes. Excluding the revenue decrease from the tax law change, regulated electric "Retail and other" revenues increased $18.1 million due a $36.4 million increase from a 3.4% increase in retail kWh sold, partly offset by a $10.0 million decrease from certain electric-related serv-ices and an $8.3 million decrease mainly from the Merger-related customer rate decrease.

  In 1998, "Non-regulated electric revenues" decreased $40.4 million mainly due to lower sales volumes. However, due to relatively low gross margins from the non-regulated electricity sales and trades, earnings were not materially affected by this revenue decrease.

  Other revenues decreased $11.6 million in 1998 mainly due to lower sales of non-regulated energy related services; after the Merger, most of these serv-ices were conducted through other Conectiv subsidiaries.

OPERATING EXPENSES

Electric Fuel and Purchased Power

  Electric fuel and purchased power decreased $2.2 million in 1999 due to lower volumes of energy supplied for non-regulated electricity sales, largely offset by higher volumes of energy supplied for regulated retail electricity sales and a higher average energy cost per kWh. In 1998 electric fuel and pur-chased power increased $15.5 million due to higher amounts expensed pursuant to the former Levelized Energy Clause (discussed in Note 1 to the Consolidated Financial Statements) and higher volumes of energy supplied for regulated re-tail electricity sales, partly offset by lower volumes of energy supplied for non-regulated electricity sales.

Special Charges

  ACE's operating results for 1999 include special charges of $12.3 million before taxes ($7.3 million after taxes) for the cost of planned employee sepa-rations, additional costs related to the Merger and certain other nonrecurring costs. Including the cost of employees allocated to ACE from Conectiv's serv-ice subsidiary, 55 employee separations were accrued for, 28 of which had oc-curred by December 31, 1999.

  ACE's operating results for 1998 include special charges of $61.1 million before taxes ($36.6 million after taxes) for the costs of Merger-related em-ployee separations and relocations and other Merger-related costs and $18.0 million before taxes ($10.6 million after taxes) for the write-down to fair value of certain operational and administrative facilities to be sold, as a result of the Merger.

  ACE's operating results for 1997 include special charges of $22.2 million before taxes ($15.6 million after taxes) for Merger-related employee separa-tion benefits.

Operation and Maintenance Expenses

  Operation and maintenance expenses increased $39.4 million in 1999 due to higher costs for the electric delivery business, including customer care ex-penses, higher power plant maintenance expenses, higher administrative costs, and lower capital expenditures which caused proportionately more resources to be expensed and less resources to be capitalized.

  In 1998, operation and maintenance expenses increased $23.1 million mainly due to higher costs for pension and other postretirement benefits, lower capi-talized expenses, and increased contracted services.

Depreciation and amortization

  Depreciation and amortization increased $12.2 million in 1998 when ACE began amortizing other postretirement benefits which were deferred during 1993-1997 and depreciating new assets, including the SAP business, financial and human resources management system.

Taxes Other Than Income Taxes

  Taxes other than income taxes decreased $65.2 million for 1998 due primarily to the changes in the New Jersey tax laws, which eliminated the state gross receipts and franchise tax. Earnings generally were not affected by this de-crease due to related reductions in electric revenues resulting from the tax law change. See Note 3 to the Consolidated Financial Statements for further details on the tax law change.

OTHER INCOME

  In 1998, other income decreased $6.6 million primarily due to a 1997 gain on the sale of property.

FINANCING COSTS

  Financing costs reflected in the Consolidated Statements of Income include interest charges, allowance for funds used during construction (AFUDC), and preferred stock dividend requirements of subsidiaries.

  In 1999, interest expense, net of amounts capitalized, decreased $3.2 mil-lion mainly due to lower balances of long- and short-term debt.

  "Preferred dividend requirements on preferred securities of subsidiary trusts" increased $1.5 million in 1999 due to the issuance of $25 million of 7 3/8% preferred securities in November 1998. "Dividends on preferred stock" de-creased $1.3 million in 1999 primarily due to ACE's October 1998 purchase of $23.8 million of various series of its preferred stock, which had an average dividend rate of 4.4%. As a result of the October 1998 purchase of preferred stock, ACE realized a gain of $2.5 million that is included in ACE's 1998 re-sults of operations.

YEAR 2000

  ACE experienced no material operational problems, loss of revenues or impact on customers in any of its businesses and is not aware of any material claims made or to be made by or against ACE as a result of the Year 2000 issue around either the rollover from 1999 to 2000 or the Year 2000 Leap Year issue on Feb-ruary 29, 2000.

  The Year 2000 issue was the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may have been unable to interpret dates during and beyond the year 1999, which could have caused a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, managed Conectiv's response to this situation. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, coordinated all Year 2000 activities. Conectiv met substantial challenges in identifying and correcting the computer and embedded systems critical to generating and deliv-ering power, delivering natural gas and providing other services to customers.

  The project team used a phased approach to managing its activities. The first phase was inventory and assessment of all systems, equipment, and processes. Each identified item was given a criticality rating of high, medium or low. Those items rated as high or medium were then subject to the second phase of the project. The second phase--determining and implementing correc-tive action for the identified systems, equipment and processes--concluded with a test of the unit being remediated. The third phase involved system testing and compliance certification.

  Overall, Conectiv's Year 2000 Project covered approximately 140 different systems (some with numerous components) that had been originally identified as high or medium in criticality. However, only 21 of those 140 systems were es-sential for continued operations and customer response across Conectiv's sev-eral businesses; these were regarded as "mission critical." The Year 2000 Project team focused on these 21 systems, with work on the other systems con-tinuing based on their relative importance to Conectiv's businesses.

  At the time of the change from 1999 to 2000, 100% of all inventory and as-sessment, corrective action/unit testing and system testing/compliance work was complete on the mission critical systems. For the balance of the high and medium criticality systems, 99% of this work was complete.

  Additionally, ACE developed and tested contingency plans in the event that Year 2000 outages occurred, which they did not. Contingency plans were in place for all mission critical systems and were coordinated into a detailed overall Year 2000 restoration plan under the direction of a senior-level engi-neering and operations manager. Contingency plans were also developed for non-mission critical systems. The Year 2000 plans built on ACE's existing expert-ise in service restorations. ACE also coordinated these efforts with state and local emergency management agencies. ACE followed this approach for both the change from 1999 to 2000 and for the Leap Year issue.

  Further, ACE participated in two industry-wide drills sponsored by the North American Electric Reliability Council ("NERC") and conducted its own internal drills. All of these drills were exercises only and did not result in service interruptions.

  Distribution of electricity is dependent on the overall reliability of the electric grid. ACE cooperated with NERC and the PJM in Year 2000 remediation, contingency planning and restoration planning efforts. As requested by NERC, ACE filed its Year 2000 Readiness Statement with NERC stating that as of June 30, 1999, 96% of work on mission critical systems had been completed. The re-maining 4% of work constituted three exceptions to full readiness status and were reported to NERC in the regular monthly filing made on June 30, 1999. On the basis of Conectiv's filings, NERC designated Conectiv as "Ready with Lim-ited Exceptions." NERC regarded exceptions as "limited" only if they did "not pose a measurable risk to reliable electric operations into the Year 2000." All three exceptions were completed prior to the change from 1999 to 2000.

  Conectiv also contacted vendors and service providers to review their Year 2000 efforts. Many aspects of Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas for ACE to generate electricity.

  Conectiv incurred approximately $16 million in costs for the Year 2000 Proj-ect through year-end 1999. Management anticipates approximately $1 million to $2 million in 2000 expenses, including those already incurred for the period around the change from 1999 to 2000. Project costs do not include significant expenditures covering new systems, such as Conectiv's SAP business, financial and human resources management systems, an energy control system, and a cus-tomer information system. While these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv is not reporting the ex-penditures on these systems in its costs for the Year 2000 Project, because the new systems were installed principally for other reasons. The total cost of these other projects over several years exceeds $87 million.

  During July 1999, President Clinton signed the Year 2000 litigation reform bill, known as the "Y2K Act." The Y2K Act provides some new partial liability and damages protections to defendants in Year 2000 failure-related cases. It also establishes new litigation procedures that plaintiffs and defendants must follow. In general, the Y2K Act provides a pre-litigation notice period, pro-portionate liability among defendants in Year 2000 cases, a requirement that plaintiffs mitigate damages from Year 2000-related failures, and federal court jurisdiction for Year 2000 claims. The law covers many types of civil actions that allege harm or injury related to an actual or potential Year 2000-related failure, or a claim or defense arising or related to such a failure. The Y2K Act does not, however, cover civil actions for personal injury or wrongful death or most actions brought by a government entity acting in a regulatory, supervisory or enforcement capacity. The law governs actions brought after January 1, 1999 for a Year 2000-related failure occurring before January 1, 2003. Although the Y2K Act will not afford ACE complete protection from Year 2000-related claims, it should help limit any liability related to any Year 2000-related failures. ACE cannot predict the extent to which such liability will be limited by the Y2K Act.

  Even though the critical dates occurred with no material operational prob-lems, loss of revenues or impact on customers in any of its businesses, ACE will not with certainty be able to determine whether there may be Year 2000-related claims against ACE for some time. ACE does not believe at this time that there are any material Year 2000-related claims that it will make against vendors or suppliers but this evaluation is on-going.

LIQUIDITY AND CAPITAL RESOURCES

General

  ACE's primary sources of capital are internally generated funds (net cash provided by operating activities less common and preferred dividends) and ex-ternal financings. Additionally, restructuring the electric utility industry has created new opportunities for raising capital. As discussed under "Deregu-lated Generation and Power Plant Divestiture," ACE plans to sell electric gen-erating units with 1,176.7 MW of capacity in 2000 for approximately $189 mil-lion, before certain adjustments and selling expenses. As discussed under "Stranded Cost Recovery and Securitization," capital is also expected to be raised through the securitization of ACE's stranded costs, subsequent to ACE's application to the NJBPU for approval of such securitization. Capital require-ments generally include construction expenditures for the electric delivery business and electric generating units, repayment of debt, preferred stock , preferred securities, and capital lease obligations.

Cash Flows From Operating Activities

  In 1999, there was $33.3 million of net cash used by operating activities due to the $228.5 million payment by ACE (included in "Recoverable stranded costs" on the December 31, 1999 balance sheet) to terminate a contract for purchasing electricity from a NUG in which other Conectiv subsidiaries have a 50% interest. Excluding the $228.5 million contract termination payment, oper-ating activities provided net cash of $195.2 million in 1999. In comparison, operating activities provided net cash of $242.6 million in 1998 and $172.7 million in 1997. Cash flows from operating activities reflect income tax pay-ments of $90.2 million in 1999, $48.2 million in 1998, and $48.4 million in 1997.

  As of December 31, 1999, ACE had $88.5 million of prepaid income taxes pri-marily because ACE's 1999 income tax payments were not reduced by the expected tax benefit of the $228.5 million NUG contract termination payment. The tax benefit of the extraordinary charge to earnings was not currently deductible for income tax purposes, but resulted instead in a deferred tax benefit.

  ACE had a $46.4 million current liability for deferred energy supply costs related to its BGS as of December 31, 1999. This liability will decrease to the extent there are any under-recoveries of BGS and certain other costs. ACE's customers rates are to be adjusted for the deferred balance which re-mains as of July 31, 2003.

  The liabilities accrued for "Above-market purchased energy contracts and other electric restructuring liabilities" resulted from the extraordinary charge to earnings discussed in Note 6 to the Consolidated Financial State-ments and did not affect cash flows in 1999.

Cash Flows From Investing Activities

  Capital expenditures for utility construction were $48.9 million for 1999, $71.3 million for 1998, and $80.9 million for 1997. Capital expenditures de-creased by $22.4 million in 1999 primarily due to a shift in the funding of expenditures for certain assets such as software, computer systems, and admin-istrative facilities to Conectiv's service subsidiary. After mid-1998, new as-sets which are to be shared by more than one Conectiv subsidiary have been purchased or constructed by Conectiv's service subsidiary.

  The $73.5 million use of cash in 1999 for "Intercompany loan receivable" represents ACE's loan to a pool of funds that Conectiv subsidiaries borrow from or invest in, depending on their cash position.

Cash Flows From Financing Activities

  Common dividends paid were $59.3 million in 1999, $81.5 million in 1998, and $80.9 million in 1997. Common dividends in 1997 and the first quarter of 1998 were paid to Atlantic. Subsequent to the Merger, ACE began paying common divi-dends to Conectiv. In 1999, common dividends paid decreased $22.1 million mainly due to alignment of ACE's dividend policy to that of the Atlantic Util-ity Group, the notional entity from which earnings available for Conectiv Class A common stockholders are determined in accordance with the Restated Certificate of Incorporation of Conectiv.

  As a subsidiary of a registered holding company under PUHCA, ACE can pay dividends only to the extent of its retained earnings unless SEC approval is obtained.

  During 1999, 1998, and 1997, ACE's external financing activities primarily involved debt. Cash flows from debt financing activity during 1999, 1998, and 1997 are summarized below.

                                              Total    1999    1998    1997
                                             -------  ------  ------  ------
                                                (Dollars in millions)
   Long-term debt and Variable Rate Demand
    Bonds Issuances......................... $ 401.1  $228.5  $ 85.0  $ 87.6
    Purchases & redemptions.................  (181.6)  (48.9)  (58.6)  (74.1)
                                             -------  ------  ------  ------
     Net....................................   219.5   179.6    26.4    13.5
   Net change in short-term debt............   (34.9)   30.0   (72.1)    7.2
                                             -------  ------  ------  ------
   Net financing activity for long- and
    short-term debt......................... $ 184.6  $209.6  $(45.7) $ 20.7
                                             =======  ======  ======  ======

  On December 28, 1999, $228.5 million of long-term debt was issued to finance ACE's payment for termination of its purchased power contract with Pedricktown Co-generation Limited Partnership. ACE borrowed the funds from a revolving credit facility which was arranged to provide interim financing of the NUG contract termination payment until securitized bonds are issued. The revolving loan balance is due on December 20, 2000 unless ACE elects to convert the out-standing loan balance to a term loan. If securitized bonds have not been is-sued by December 20, 2000, ACE intends to exercise its option to convert the revolving loan balance to a term loan. The term loan balance is due in two in-stallments; (1) 25% of the principal balance is due December 20, 2001, and (2) the remaining term loan principal is due December 20, 2002.

  In 1998, ACE issued $85.0 million of Medium Term Notes (MTN) at an average interest rate of 6.1%. In 1997, ACE issued $65.0 million of MTN at an average interest rate of 6.8% and $22.6 million of Variable Rate Demand Bonds.

  During 1997 to 1999, purchases and redemptions of long-term debt included $30.0 million of 7.52% MTN and $18.9 million of 6.88% First Mortgage Bonds
(FMB) in 1999, $56.0 million of 6.26% MTN and $2.6 million of 7.25% bonds in 1998, and $74.1 million of FMB and notes with an average interest rate of 7.6% in 1997.

  In 1998, a subsidiary trust owned by ACE issued $25 million of 7 3/8% pre-ferred securities. In 1998, ACE also redeemed $10 million of its preferred stock subject to mandatory redemption ($8.20 annual dividend rate per $100 of preferred stock) and $23.8 million of various series of preferred stock not subject to mandatory redemption which had an average dividend rate of 4.4%. In 1997, ACE redeemed $20 million of its $8.20 preferred stock.

  ACE's capital structure as of December 31, 1999 and 1998, expressed as a percentage of total capitalization is shown below.

                                                    December 31, December 31,
                                                        1999         1998
                                                    ------------ ------------
   Common stockholder's equity                          36.5%        43.0%
   Preferred stock and preferred trust securities        6.7%         7.4%
   Long-term debt and variable rate demand bonds        52.7%        47.9%
   Short-term debt and current maturities of long-
    term debt                                            4.1%         1.7%

  Common stockholder's equity reflects a decrease as a percent of total capi-talization, and long-term debt reflects an increase as a percent of total cap-italization, primarily due to the extraordinary charge recorded in 1999 and the $228.5 million borrowed in December 1999 to finance the NUG contract ter-mination payment. The balance of long-term debt increased from $791.1 million as of December 31, 1998 to $954.8 million as of December 31, 1999 mainly due to the $228.5 million of debt issued to finance the NUG contract termination payment, partly offset by reclassification of $46 million of debt to "Long-term debt due in one year" and redemption of $18.9 million of 6.88% FMB before maturity.

Forecasted capital requirements

  ACE's expected capital expenditures are estimated to be approximately $50 million to $60 million in 2000, primarily for ACE's electricity delivery busi-ness. After the planned divestiture of the electric generating units by the third quarter of 2000, ACE will no longer have any capital requirements for electric generating units. After 2000, capital expenditures for ACE's electric delivery business are expected to range from $40 million to $60 million per year.

  Maturities of long-term debt during the next five years are as follows:
2000--$46.1 million; 2001--$97.2 million; 2002--$221.5 million; 2003--$70.1 million; 2004--$67.1 million. Capital requirements for the redemption of secu-rities also include $11.5 million in 2001, $11.5 million in 2002, and $1.0 million in 2003 for sinking fund requirements of ACE's preferred stock.

  Future capital requirements are expected to be funded from internally gener-ated funds and external financings, including securitization of stranded costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  The following discussion contains "forward looking statements." These pro-jected results have been prepared based upon certain assumptions considered reasonable given the information currently available to ACE. Nevertheless, be-cause of the inherent unpredictability of interest rates and equity market prices as well as other factors, actual results could differ materially from those projected in such forward-looking information.

Interest Rate Risk

  ACE is subject to the risk of fluctuating interest rates in the normal course of business. ACE manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. As of December 31, 1999, a hypotheti-cal 10% change in interest rates would result in a $0.3 million change in in-terest costs and earnings before taxes related to short-term and variable rate debt.

Equity Price Risk

  ACE maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning (see Note 12 to the Consoli-dated Financial Statements). These funds are invested primarily in domestic and international equity securities, fixed-rate, fixed income securities, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, ACE is maximizing the returns to be utilized to fund nu-clear decommissioning costs. However, the equity securities included in ACE's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed income securities are exposed to changes in interest rates. ACE actively monitors its portfolio by benchmarking the performance of its invest-ments against certain indexes and by maintaining, and periodically reviewing, established target asset allocation percentages of the assets in the trusts. Because the accounting for nuclear decommissioning recognizes that costs are recovered through electric rates, fluctuations in equity prices and interest rates, while affecting the carrying value of the investments, are offset by the effects of regulation and therefore do not affect earnings.

Commodity Price Risk

  As discussed under "Deregulated Generation and Power Plant Divestiture," ef-fective August 1, 1999, 741 MW of capacity of ACE's electric generating plants was deregulated and the plants' MWH output is sold in deregulated markets. ACE hedges the MWH output of the newly deregulated portion of its electric gener-ating units primarily through forward contracts, which are used to lock-in selling prices for electricity. ACE also writes (or sells) options for sale of the electric generating plants' MWH output.

  ACE uses a value-at-risk model to assess the market risk of its electricity output of its deregulated generating units. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative in-struments. Value at risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. ACE estimates value-at-risk using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. At December 31, 1999, ACE's calculated value at risk with respect to its commodity price exposure for the output of its deregulated generating plants was approximately $6.4 million. As of December 31, 1999, ACE's exposure to commodity price risk for the output of electric generating plants which are dedicated to BGS was immaterial due to the provisions of the Summary Order which provide for recovery of the plants' electricity production costs. At December 31, 1998, ACE's exposure to commodity price risk was imma-terial due to the Levelized Fuel Clause.

                        ATLANTIC CITY ELECTRIC COMPANY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             REPORT OF MANAGEMENT

  Management is responsible for the information and representations contained in the consolidated financial statements of Atlantic City Electric Company
(ACE). Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, based upon currently available facts and circumstances and management's best estimates and judgments of the expected effects of events and transactions.

  ACE and its subsidiary companies maintain a system of internal controls de-signed to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written administrative policies, a program of internal audits, and procedures to assure the selection and training of qualified per-sonnel.

  PricewaterhouseCoopers LLP, independent accountants, are engaged to audit the financial statements and express their opinion thereon. Their audits are conducted in accordance with auditing standards generally accepted in the United States which include a review of selected internal controls to deter-mine the nature, timing, and extent of audit tests to be applied.

  The Audit Committee of Conectiv's Board of Directors, composed of outside directors only, meets with management, internal auditors, and independent ac-countants to review accounting, auditing, and financial reporting matters. The independent accountants are appointed by the Board on recommendation of the Audit Committee, subject to stockholder approval.

/s/ Howard E. Cosgrove                 /s/ John C. van Roden
____________________                   __________________
Howard E. Cosgrove                     John C. van Roden
Chairman of the Board, President       Senior Vice President
and Chief Executive Officer            and Chief Financial Officer

February 7, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Atlantic City Electric Company
Wilmington, Delaware

  In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page IV-I present fairly, in all material respects, the financial position of Atlantic City Electric Company and subsidiary companies ("ACE") as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the fi-nancial statement schedule listed in the accompanying index appearing under
Item 14(a)(2) on page IV-1, presents fairly, in all material respects, the in-formation set forth therein when read in conjunction with the related consoli-dated financial statements. These financial statements and financial statement schedule are the responsibility of the ACE's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the consolidated financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall fi-nancial statement presentation. We believe that our audits provide a reason-able basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
___________________________
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

February 7, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Atlantic City Electric Company
Wilmington, Delaware

  We have audited the accompanying consolidated statements of income, changes in common stockholder's equity, and cash flows of Atlantic City Electric Com-pany and its subsidiary for the year ended December 31, 1997. Our audit also included the financial statement schedule for the year ended December 31, 1997 listed in the Index as Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our re-sponsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audit provides a reasonable basis for our opin-ion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and the cash flows of Atlan-tic City Electric Company and its subsidiary for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended December 31, 1997, when considered in relation to the basic consolidated financial state-ments taken as a whole, present fairly in all material respects the informa-tion set forth therein.

/s/ Deloitte & Touche LLP
______________________
Deloitte & Touche LLP
Parsippany, New Jersey
February 2, 1998 (March 1, 1998 as to Note 4)

                         ATLANTIC CITY ELECTRIC COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                            For the Year Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
                                                 (Dollars in Thousands)
Operating Revenues......................... $1,076,585  $1,039,750  $1,084,890
                                            ----------  ----------  ----------
Operating Expenses
  Electric fuel and purchased power........    306,753     308,943     293,457
  Purchased electric capacity..............    173,628     173,741     180,250
  Special charges..........................     12,301      79,091      22,246
  Operation and maintenance................    253,970     214,553     191,441
  Depreciation and amortization............    113,714     112,711     100,412
  Taxes other than income taxes............     44,288      41,843     107,032
                                            ----------  ----------  ----------
                                               904,654     930,882     894,838
                                            ----------  ----------  ----------
Operating Income...........................    171,931     108,868     190,052
                                            ----------  ----------  ----------
Other Income
  Allowance for equity funds used during
   construction............................        783         593         815
  Other income.............................      7,929       8,028      14,595
                                            ----------  ----------  ----------
                                                 8,712       8,621      15,410
                                            ----------  ----------  ----------
Interest Expense
  Interest charges.........................     60,562      63,940      64,501
  Allowance for borrowed funds used during
   construction and capitalized interest...       (809)       (957)     (1,003)
                                            ----------  ----------  ----------
                                                59,753      62,983      63,498
                                            ----------  ----------  ----------
Preferred Dividend Requirements on
 Preferred Securities of Subsidiary
 Trusts....................................      7,634       6,052       5,775
                                            ----------  ----------  ----------
Income Before Income Taxes and
 Extraordinary Item........................    113,256      48,454     136,189
Income Taxes, Excluding Income Taxes
 Applicable to Extraordinary Item..........     49,326      18,178      50,442
                                            ----------  ----------  ----------
Income Before Extraordinary Item...........     63,930      30,276      85,747
Extraordinary Item (Net of income taxes of
 $40,474)..................................    (58,095)         --          --
                                            ----------  ----------  ----------
Net Income.................................      5,835      30,276      85,747
Dividends on Preferred Stock...............      2,132       3,436       4,821
Gain on Preferred Stock Redemption.........         --       2,545          --
                                            ----------  ----------  ----------
Earnings Applicable to Common Stock........ $    3,703  $   29,385  $   80,926
                                            ==========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Year Ended December 31,
                                             ----------------------------------
                                                1999        1998       1997
                                             ----------  ----------  ----------
                                                 (Dollars in Thousands)
Cash Flows From Operating Activities
  Net income................................ $    5,835  $   30,276  $  85,747
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Deferred recoverable purchased power
     contract termination payment...........   (228,500)         --         --
    Extraordinary item net of income taxes..     58,095          --         --
    Special charges.........................     12,301      79,091     22,246
    Depreciation and amortization...........    126,857     117,285    109,000
    Investment tax credit adjustments, net..     (2,534)     (1,690)    (2,534)
    Deferred income taxes, net..............     71,897     (37,915)     3,330
    Deferred energy supply costs............     23,844      43,001      6,105
    Unrecovered state excise taxes..........     13,027       9,560      9,560
  Net change in:
    Accounts receivable.....................    (22,644)       (500)    (5,536)
    Inventories.............................     (7,949)      5,077      3,365
    Prepaid New Jersey sales & excise
     taxes..................................     22,216     (16,274)     3,321
    Accounts payable........................      7,921      18,765    (14,370)
    Income taxes prepaid/accrued............   (111,399)     16,994     (8,970)
    Other current assets and liabilities
     (1)....................................     (3,796)    (29,511)   (23,521)
  Other, net................................      1,500       8,458    (15,052)
                                             ----------  ----------  ---------
  Net cash provided (used) by operating
   activities...............................    (33,329)    242,617    172,691
                                             ----------  ----------  ---------
Cash Flows From Investing Activities
  Intercompany loan receivable..............    (73,532)         --         --
  Capital expenditures......................    (48,931)    (71,342)   (80,896)
  Deposits to nuclear decommissioning trust
   funds....................................     (3,213)     (6,424)    (6,424)
  Other, net................................      4,070      (1,040)     2,916
                                             ----------  ----------  ---------
Net cash used by investing activities.......   (121,606)    (78,806)   (84,404)
                                             ----------  ----------  ---------
Cash Flows From Financing Activities
  Common dividends paid.....................    (59,321)    (81,450)   (80,857)
  Preferred dividends paid..................     (2,821)     (3,436)    (4,821)
  Preferred securities issued...............         --      25,000         --
  Preferred stock redeemed..................         --     (33,769)   (20,000)
  Long-term debt issued.....................    228,500      85,000     65,000
  Long-term debt redeemed...................    (48,900)    (58,575)   (74,066)
  Variable rate demand bonds issued.........         --          --     22,600
  Principal portion of capital lease
   payments.................................    (13,143)    (12,295)    (8,588)
  Net change in short-term debt.............     30,000     (72,100)     7,150
  Other, net................................       (223)     (4,184)     2,616
                                             ----------  ----------  ---------
  Net cash provided (used) by financing
   activities...............................    134,092    (155,809)   (90,966)
                                             ----------  ----------  ---------
  Net change in cash and cash equivalents...    (20,843)      8,002     (2,679)
  Beginning of year cash and cash
   equivalents..............................     28,767      20,765     23,444
                                             ----------  ----------  ---------
  End of year cash and cash equivalents..... $    7,924  $   28,767  $  20,765
                                             ==========  ==========  =========

--------
(1) Other than debt and deferred income taxes classified as current.

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                          As of December 31,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
                                                        (Dollars in Thousands)
ASSETS
Current Assets
  Cash and cash equivalents............................ $     7,924 $    28,767
  Accounts receivable net of allowances of $3,500 and
   $3,500, respectively................................     133,879     126,648
  Intercompany loan receivable.........................      73,532          --
  Inventories, at average cost
    Fuel (coal and oil)................................      19,598      27,233
    Materials and supplies.............................       8,890      21,296
  Deferred income taxes, net...........................       6,245       7,735
  Prepaid income taxes.................................      88,483          --
  Prepaid New Jersey sales and excise taxes............          --      20,078
  Other prepayments....................................       2,223       4,420
                                                        ----------- -----------
                                                            340,774     236,177
                                                        ----------- -----------
Investments
  Funds held by trustee................................     105,268     102,765
  Other investments....................................         103         112
                                                        ----------- -----------
                                                            105,371     102,877
                                                        ----------- -----------
Property, Plant and Equipment
  Electric generation..................................     256,899   1,257,009
  Electric transmission and distribution...............   1,224,644   1,199,130
  Other electric facilities............................     128,388     144,560
  Other property, plant, and equipment.................       5,772       8,772
                                                        ----------- -----------
                                                          1,615,703   2,609,471
  Less: Accumulated depreciation.......................     626,080   1,007,671
                                                        ----------- -----------
  Net plant in service.................................     989,623   1,601,800
  Construction work-in-progress........................      46,025      97,955
  Leased nuclear fuel, at amortized cost...............      30,391      35,003
                                                        ----------- -----------
                                                          1,066,039   1,734,758
                                                        ----------- -----------
Deferred Charges and Other Assets
  Recoverable stranded costs...........................     988,273          --
  Unrecovered purchased power costs....................      28,923      48,274
  Deferred recoverable income taxes....................      21,867     102,223
  Unrecovered New Jersey state excise taxes............      22,567      35,594
  Deferred debt refinancing costs......................      13,574      28,043
  Deferred other postretirement benefit costs..........      32,479      34,978
  Unamortized debt expense.............................      14,197      14,141
  Other................................................      20,595      30,157
                                                        ----------- -----------
                                                          1,142,475     293,410
                                                        ----------- -----------
Total Assets........................................... $ 2,654,659 $ 2,367,222
                                                        =========== ===========

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                          As of December 31,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
                                                        (Dollars in Thousands)
CAPITALIZATION AND LIABILITIES
Current Liabilities
  Short-term debt...................................... $    30,000 $        --
  Long-term debt due within one year...................      46,075      30,075
  Variable rate demand bonds...........................      22,600      22,600
  Accounts payable.....................................      62,169      54,315
  Taxes accrued........................................          --      22,916
  Interest accrued.....................................      20,182      14,774
  Dividends payable....................................      18,071      22,236
  Current capital lease obligation.....................      15,480      15,728
  Deferred energy supply costs.........................      46,375      15,577
  Above-market purchased energy contracts and other
   electric restructuring liabilities..................       7,992          --
  Other................................................      31,893      38,325
                                                        ----------- -----------
                                                            300,837     236,546
                                                        ----------- -----------
Deferred Credits and Other Liabilities
  Deferred income taxes, net...........................     389,594     343,429
  Regulatory liability for New Jersey income tax
   benefit.............................................      49,262          --
  Above-market purchased energy contracts other
   electric restructuring liabilities..................      16,921          --
  Deferred investment tax credits......................      39,608      42,142
  Long-term capital lease obligation...................      14,911      19,523
  Pension benefit obligation...........................      20,309      10,477
  Other postretirement benefit obligation..............      42,952      44,607
  Other................................................      22,381      24,097
                                                        ----------- -----------
                                                            595,938     484,275
                                                        ----------- -----------
Capitalization
  Common stock, $3 par value; shares authorized:
   25,000,000; shares outstanding: 18,320,937..........      54,963      54,963
  Additional paid-in capital...........................     493,007     493,007
  Retained earnings....................................     129,981     182,123
                                                        ----------- -----------
    Total common stockholder's equity..................     677,951     730,093
  Preferred stock subject to mandatory redemption......      23,950      23,950
  Preferred stock not subject to mandatory redemption..       6,231       6,231
  Preferred securities of subsidiary trusts subject to
   mandatory redemption................................      95,000      95,000
  Long-term debt.......................................     954,752     791,127
                                                        ----------- -----------
                                                          1,757,884   1,646,401
                                                        ----------- -----------
  Commitments and Contingencies (Notes 18, 19, and 21)
Total Capitalization and Liabilities................... $ 2,654,659 $ 2,367,222
                                                        =========== ===========

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY

                                            Additional Paid-
                                               in Capital
                                        ---------------------------
                                        Premium   Contri-   Capital
                                Common  Capital    buted     Stock   Retained
                                 Stock   Stock    Capital   Expense  Earnings
                                ------- --------  --------  -------  --------
Balance as of December 31,
 1996.......................... $54,963 $231,081  $259,078  $(1,645) $234,948
Net income.....................                                        85,747
Capital Stock Expense..........                                 108      (108)
Capital Contributed from
 Parent, Net...................                      4,539
Less Dividends:
  Preferred stock..............                                        (4,821)
  Common stock.................                                       (80,857)
                                ------- --------  --------  -------  --------
Balance as of December 31,
 1997..........................  54,963  231,081   263,617   (1,537)  234,909
Net income.....................                                        30,276
Preferred Stock Redemption.....              (64)               199     1,824
Capital Contributed from
 Parent, Net...................                       (289)
Less Dividends:
  Preferred stock..............                                        (3,436)
  Common stock.................                                       (81,450)
                                ------- --------  --------  -------  --------
Balance as of December 31,
 1998..........................  54,963  231,017   263,328   (1,338)  182,123
Net income.....................                                         5,835
Less Dividends:
  Preferred stock..............                                        (2,132)
  Common stock.................                                       (55,845)
                                ------- --------  --------  -------  --------
Balance as of December 31,
 1999.......................... $54,963 $231,017  $263,328  $(1,338) $129,981
                                ======= ========  ========  =======  ========

As of December 31, 1999, ACE had 25 million authorized shares of common stock at $3 par value.
There were 18,320,937 shares outstanding at December 31, 1999 and 1998 which are owned by Conectiv.

          See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

  As discussed in Note 4 to the Consolidated Financial Statements, effective March 1, 1998, Atlantic Energy, Inc. (Atlantic), and Delmarva Power & Light
(DPL) consummated a series of merger transactions (the Merger) by which Atlan-tic City Electric Company (ACE) and DPL became wholly-owned subsidiaries of Conectiv. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

  ACE is a public utility which supplies and delivers electricity to its cus-tomers. ACE supplies electricity to customers with power purchased from other suppliers and electricity generated by its power plants. The transition to market pricing and terms of service for supplying electricity to customers in the regulated service area of ACE began on August 1, 1999. ACE also supplies electricity in markets which are not subject to price regulation. ACE delivers electricity within its service area to approximately 492,400 customers through its transmission and distribution systems and also supplies electricity to most of its electricity delivery customers. ACE's regulated service area cov-ers about 2,700 square miles within the southern one-third of New Jersey and has a population of approximately 0.9 million.

  As discussed in Note 11 to the Consolidated Financial Statements, ACE plans to sell certain of its electric generating units. In December 1999, ACE filed an application with the Federal Energy Regulatory Commission (FERC) for ap-proval of the transfer to other Conectiv subsidiaries of the electric generat-ing plants which are not sold. Through the planned sales and transfers (di-vestiture) of the electric generating units, the principal businesses of ACE will be the transmission and distribution of energy, as envisioned by legisla-tion enacted in New Jersey during 1999 which restructured the electric utility industry in the service area of ACE. The production of electricity will be conducted by the Conectiv subsidiaries receiving the transferred electric gen-erating units. See Note 7 to the Consolidated Financial Statements for infor-mation concerning restructuring of the electric utility industry.

Regulation of Utility Operations

  Certain aspects of ACE's electric utility business are subject to regulation by the New Jersey Board of Public Utilities (NJBPU) and the FERC.

  ACE's electricity delivery business is subject to the requirements of State-ment of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Ef-fects of Certain Types of Regulation." As discussed below, prior to the third quarter of 1999, ACE's electricity supply business was subject to the require-ments of SFAS No. 71. The NJBPU occasionally provides for future recovery from customers of current period expenses. When this happens, these expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statements of Income during the periods the expenses are recovered from cus-tomers. Similarly, regulatory liabilities may also be created due to the eco-nomic impact of an action taken by the NJBPU.

  In July 1999, as discussed in Note 7 to the Consolidated Financial State-ments, the NJBPU issued a Summary Order to ACE concerning restructuring the electricity supply business of ACE. This order was issued pursuant to the New Jersey electric restructuring legislation enacted earlier in 1999. Based on the Summary Order, ACE determined that the requirements of SFAS No. 71 no longer applied to its electricity supply business as of August 1, 1999. As a result, ACE discontinued applying SFAS No. 71 to its electricity supply busi-ness and applied the requirements of SFAS No. 101, "Regulated Enterprises--Ac-counting for the Discontinuation of Application of FASB Statement No. 71" (SFAS No. 101) and Emerging Issues Task Force (EITF) Issue

No. 97-4, "Deregulation of the Pricing of Electricity--Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4). For informa-tion concerning the extraordinary charge to earnings that resulted from apply-ing the requirements of SFAS No. 101 and EITF 97-4, refer to Note 6 to the Consolidated Financial Statements.

  Refer to Note 13 for information about regulatory assets and liabilities arising from the financial effects of rate regulation.

Financial Statement Presentation

  The consolidated financial statements include the accounts of ACE and its wholly-owned subsidiaries. All significant intercompany accounts and transac-tions have been eliminated in consolidation.

  Certain reclassifications of prior period data have been made to conform with the current presentation.

Use of Estimates

  The preparation of financial statements in conformity with accounting prin-ciples generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and ex-penses during the reporting period. Actual results could differ from those es-timates and assumptions.

Revenue Recognition

  ACE accrues revenues for electric service rendered from the last meter read-ing to the month-end which has not yet been billed to customers.

Energy Supply Costs

  Under the Levelized Energy Clause prior to deregulation of electricity sup-ply, regulated electric customer rates were subject to adjustment for differ-ences between energy costs incurred in supplying regulated customers and amounts billed to customers for recovery of such costs. As a result, the amount recognized in the Consolidated Statements of Income for energy costs incurred in supplying electricity to regulated customers was adjusted to match the amounts billed to ACE's regulated customers. An asset was recorded for un-der-collections from customers and a liability was recorded for over-collec-tions from customers. Effective August 1, 1999, the accounting for energy costs associated with supplying electricity changed as discussed below.

  As discussed under "Shopping Credits and Basic Generation Service" in Note 7 to the Consolidated Financial Statements, the Summary Order issued by the NJBPU to ACE provides for recovery through customer rates of energy and other costs of supplying customers who do not choose an alternative electricity sup-plier. Effective August 1, 1999, in recognition of these cost-based, rate-re-covery mechanisms, ACE adjusts revenues from customer billings to the amount of the related costs incurred, including an allowed return on electric gener-ating plants.

Nuclear Fuel

  The ownership interest of ACE in nuclear fuel at the Peach Bottom Atomic Power Station (Peach Bottom), the Salem Nuclear Generating Station (Salem), and the Hope Creek Nuclear Generating Station (Hope Creek) is financed through contracts accounted for as capital leases. Nuclear fuel costs, including a provision for the future disposal of spent nuclear fuel, are charged to fuel expense on a unit-of-production basis.

Risk Management Activities

  In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Defer-ral of the Effective Date of FASB Statement No. 133," which delays the re-quired implementation date for SFAS No. 133, "Accounting for Derivative In-struments and Hedging Activities," until all quarters of all fiscal years be-ginning after June 15, 2000. Reporting entities may elect to adopt SFAS No. 133 prior to the required implementation date. SFAS No. 133 establishes ac-counting and reporting standards for derivative instruments and hedging activ-ities. ACE has not yet adopted SFAS No. 133 and currently cannot determine the effect that SFAS No. 133 will have on its financial statements.

  Effective August 1, 1999, 741 megawatts (MW) of capacity of ACE's electric generating plants was deregulated and the plants' megawatt-hour (MWH) output may be sold in deregulated markets. The 741 MW of deregulated capacity in-cludes 239 MW for the Deepwater plant, which ACE expects to sell by the third quarter of 2000, as discussed in Note 11 to the Consolidated Financial State-ments. ACE hedges the MWH output of the newly deregulated portion of its elec-tric generating units primarily through forward contracts, which are used to lock-in selling prices for electricity. Any gain or loss on forward contracts is recognized at the time of sale. ACE also writes (or sells) options for sale of the electric generating plants' MWH output. Premiums received for written options are recorded initially as a deferred credit and are amortized to oper-ating revenues over the option term.

Depreciation

  The annual provision for depreciation on utility property is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property re-tired, including removal costs less salvage and other recoveries. Depreciation expense includes a provision for ACE's share of the estimated cost of decommissioning nuclear power plant reactors based on site-specific studies. Refer to Note 12 to the Consolidated Financial Statements for additional in-formation on nuclear decommissioning. ACE's overall composite rate of depreci-ation was 3.7% for 1999, 3.9% for 1998 and 3.3% for 1997.

Income Taxes

  The consolidated financial statements include two categories of income tax-es--current and deferred. Current income taxes represent the amounts of tax expected to be reported on ACE's federal and state income tax returns. De-ferred income taxes are discussed below.

  Deferred income tax assets and liabilities represent the tax effects of tem-porary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of ACE's deferred tax liability applicable to utility operations that has not been recovered from utility customers represents income taxes recover-able in the future and is shown on the Consolidated Balance Sheets as "De-ferred recoverable income taxes." Deferred recoverable income taxes were $21.9 million and $102.2 million as of December 31, 1999, and 1998, respectively. Deferred recoverable income taxes decreased in 1999 mainly due to deregulation of ACE's electricity supply business.

  Deferred income tax expense generally represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income taxes.

  Investment tax credits from utility plant purchased in prior years are re-ported on the Consolidated Balance Sheets as "Deferred investment tax cred-its." These investment tax credits are being amortized to income over the use-ful lives of the related utility plant.

Deferred Debt Refinancing Costs

  Prior to the third quarter of 1999, the costs of refinancing debt of the utility business were deferred and amortized over the period during which the costs are recovered in rates, which is generally the life of the new debt. In the third quarter of 1999, the deferred costs associated with previ-ously refinanced debt attributed to ACE's electric generation business were written-off and a regulatory asset, recoverable stranded costs, was estab-lished to the extent recovery was provided for through rates charged to regu-lated delivery customers. Any costs incurred in the future for refinancing debt attributed to the electric generation business for which rate recovery is not provided will be accounted for in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which requires such costs to be expensed.

Interest Expense

  The amortization of debt discount, premium, and expense, including deferred refinancing expenses associated with the regulated electric transmission and distribution business, is included in interest expense.

Utility Plant

  As discussed in Note 6 to the Consolidated Financial Statements, utility plant which became impaired as a result of deregulation of the electric util-ity industry is stated at fair value. The estimated fair values were based on amounts included in agreements for the sale of certain electric generating plants of ACE, as discussed in Note 11 to the Consolidated Financial State-ments. Utility plant which is not impaired is stated at original cost.

  Utility plant is generally subject to a first mortgage lien.

Allowance for Funds Used During Construction

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

  Effective in the third quarter of 1999, the cost of financing the construc-tion of electric generation plant is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost."

Cash Equivalents

  In the consolidated financial statements, ACE considers all highly liquid investments and debt securities purchased with a maturity of three months or less to be cash equivalents.

Funds Held by Trustee

  Funds held by trustee are stated at fair market value and primarily include deposits in ACE's external nuclear decommissioning trusts. Changes in the fair market value of the trust funds are also reflected in the accrued liability for nuclear decommissioning which is included in accumulated depreciation.

NOTE 2. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year

                                                         1999    1998    1997
                                                        ------- ------- -------
                                                        (Dollars in Thousands)
Interest, net of capitalized amounts................... $51,723 $68,278 $64,966
Income taxes, net of refunds........................... $90,185 $48,215 $48,400

NOTE 3. INCOME TAXES

  ACE, as a subsidiary of Conectiv, is included in the consolidated federal income tax return of Conectiv. Income taxes are allocated to ACE based upon the taxable income or loss, determined on a separate return basis.

Components of Consolidated Income Tax Expense

                                                      1999      1998     1997
                                                    --------  --------  -------
                                                     (Dollars in Thousands)
Operations
Federal: Current................................... $(20,940) $ 43,133  $49,646
         Deferred..................................   57,713   (27,694)   3,330
State:   Current...................................      902    14,650       --
         Deferred..................................   14,185   (10,221)      --
Investment tax credit adjustments..................   (2,534)   (1,690)  (2,534)
                                                    --------  --------  -------
                                                      49,326    18,178   50,442
                                                    --------  --------  -------
Extraordinary Item
Federal: Deferred..................................  (31,585)       --       --
State:   Deferred..................................   (8,889)       --       --
                                                    --------  --------  -------
                                                     (40,474)       --       --
                                                    --------  --------  -------
Total Income Tax Expense........................... $  8,852  $ 18,178  $50,442
                                                    ========  ========  =======

Reconciliation of Effective Income Tax Rate

  The amount computed by multiplying "Income before income taxes and extraor-dinary item" by the federal statutory rate is reconciled below to income tax expense on operations (which excludes amounts applicable to the extraordinary item).

                                         1999           1998           1997
                                     -------------  -------------  -------------
                                     Amount   Rate  Amount   Rate  Amount   Rate
                                     -------  ----  -------  ----  -------  ----
                                             (Dollars in Thousands)
Statutory federal income tax
 expense............................ $39,639   35%  $16,959   35%  $47,666   35%
State income taxes, net of federal
 tax benefit........................   9,806    9     2,878    6        --   --
Plant basis differences.............   2,275    2     3,767    8     4,952    4
Amortization of investment tax
 credits............................  (2,534)  (2)   (1,690)  (3)   (2,534)  (2)
Other, net..........................     140   --    (3,736)  (8)      358   --
                                     -------  ---   -------  ---   -------  ---
Income tax expense on operations.... $49,326   44%  $18,178   38%  $50,442   37%
                                     =======  ===   =======  ===   =======  ===

  Effective January 1, 1998, New Jersey eliminated the Gross Receipts and Franchise Tax paid by electric, natural gas and telecommunication public util-ities. Utilities were subject to the state's corporate business tax beginning in 1998. In addition, the state's existing sales and use tax was expanded to include retail sales of electricity and gas. A transitional energy facility assessment tax (TEFA) is being applied for a limited time to electric and nat-ural gas utilities and is being phased out over a five-year period beginning January 1, 1999. When fully implemented, this will reduce ACE's effective state tax rate from 13% to approximately 7%. Savings from these changes in New Jersey tax law will be passed through to ACE's customers.

Components of Deferred Income Taxes

  The tax effects of temporary differences that give rise to ACE's net de-ferred tax liability are shown below.

                                                               As of December
                                                                     31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                 (Dollars in
                                                                 Thousands)
Deferred tax liabilities:
  Utility plant basis differences............................ $334,587 $274,773
  Deferred recoverable income taxes..........................    7,689   35,944
  Unrecovered purchase power costs...........................    2,267   12,239
  State excise taxes.........................................    6,487   12,822
  Payment for termination of purchased power contract with
   nonutility electric generator.............................   94,429       --
  Other......................................................   11,821   31,852
                                                              -------- --------
  Total deferred tax liabilities.............................  457,280  367,630
                                                              -------- --------
Deferred tax assets:
  Deferred investment tax credits............................   21,349   22,749
  Other......................................................   52,582    9,187
                                                              -------- --------
  Total deferred tax assets..................................   73,931   31,936
                                                              -------- --------
Total deferred taxes, net.................................... $383,349 $335,694
                                                              ======== ========

NOTE 4. MERGER

  On March 1, 1998, ACE and DPL became wholly-owned subsidiaries of Conectiv (the Merger). Before the Merger, Atlantic owned ACE and nonutility subsidiar-ies. As a result of the Merger, Atlantic ceased to exist and Conectiv owns (directly or indirectly) ACE, DPL and the nonutility subsidiaries that were formerly held separately by Atlantic and DPL. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

  In connection with the Merger, Atlantic stockholders received 0.75 shares of Conectiv common stock and 0.125 shares of Conectiv Class A common stock for each share of Atlantic stock held.

  The Merger was accounted for under the purchase method, with DPL as the ac-quirer. ACE's financial statements do not reflect "push-down" accounting--the adjustment of the values of assets and liabilities as of the Merger date and recording of goodwill. Push-down accounting was not used because ACE had pre-ferred stock and public debt outstanding as of the Merger date.

NOTE 5. SPECIAL CHARGES

  ACE's operating results for 1999 include special charges of $12.3 million before taxes ($7.3 million after taxes) due to the costs of planned employee separations, additional costs related to the Merger, and certain other nonre-curring costs. Including the cost of employees allocated to ACE from Conectiv's service subsidiary, 55 employee separations were accrued for, 28 of which had occurred by December 31, 1999.

  ACE's operating results for 1998 include special charges of $61.1 million before taxes ($36.6 million after taxes) for the costs of Merger-related em-ployee separations and relocations and other Merger-related costs and $18.0 million before taxes ($10.6 million after taxes) for the write-down to fair value of certain operational and administrative facilities to be sold, as a result of the Merger.

  ACE's operating results for 1997 include special charges of $22.2 million before taxes ($15.6 million after taxes) for Merger-related employee separa-tion benefits.

NOTE 6. EXTRAORDINARY ITEM

  As discussed in Note 1 to the Consolidated Financial Statements, based on the NJBPU's Summary Order, ACE discontinued applying SFAS No. 71 to its elec-tricity supply business and applied the requirements of SFAS No. 101 and EITF 97-4 in the third quarter of 1999. Pursuant to the requirements of SFAS No. 101 and EITF 97-4, ACE recorded extraordinary charges in the third and fourth quarters of 1999 which reduced earnings by $58.1 million, net of income taxes. The portion of the extraordinary charge related to impaired assets was deter-mined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (SFAS No. 121). The extraordinary charge primarily resulted from impaired electric generating plants and certain other assets, uneconomic energy contracts, and other ef-fects of deregulation requiring loss recognition. The impairment amount for electric generating plants was determined based on expected proceeds under agreements for the sale of the electric generating plants, which are discussed in Note 11 to the Consolidated Financial Statements. The extraordinary charge was decreased by the regulatory asset established for the amount of stranded costs expected to be recovered through regulated electricity delivery rates.

  As discussed in Note 7 to the Consolidated Financial Statements, ACE's por-tion of the extraordinary charge was based on the NJBPU's Summary Order and the NJBPU is to issue a more detailed order at a later date. If the NJBPU's final detailed order were to differ materially from the Summary Order, then the extraordinary charge could change.

  The details of the extraordinary charge are shown below.

                                                                      Millions
                                                                     of Dollars
                                                                     ----------
The net book value of the nuclear power plants and certain fossil fuel-fired plants and other electric plant-related assets
 including inventories, were written-down due to impairment........   $(662.1)

Generation-related regulatory assets and certain other utility assets impaired from deregulation were written-off. Also, various
 liabilities resulting from deregulation were recorded.............    (205.7)

A regulatory asset, recoverable stranded costs, was established for the amount of stranded costs expected to be recovered through
 regulated electricity delivery rates..............................     769.2
                                                                      -------
Total pre-tax extraordinary charge.................................     (98.6)
Income tax benefit.................................................      40.5
                                                                      -------
Total extraordinary charge, net of income taxes....................   $ (58.1)
                                                                      =======

NOTE 7. RATE MATTERS

New Jersey Electric Utility Industry Restructuring

NJBPU Summary Order

  On February 9, 1999, New Jersey enacted the Electric Discount and Energy Competition Act (the New Jersey Act) which, among other things, provided cus-tomers of New Jersey electric utilities with a choice of electricity suppliers beginning August 1, 1999. Pursuant to the New Jersey Act, on July 15, 1999, the NJBPU issued a Summary Order to ACE concerning stranded costs, unbundled rates, and other matters related to restructuring. The NJBPU stated that a more detailed order would be issued at a later date. Management expects the NJBPU's final order to be issued after appeals related to the NJBPU's final order on restructuring the electric supply business of Public Service Electric and Gas Company (PSE&G) are resolved. The outcome of these appeals could potentially affect the NJBPU's final order for ACE. The key pro-visions of the Summary Order are discussed below.

Rate Decreases

  In its Summary Order, the NJBPU directed ACE to implement a five percent ag-gregate rate reduction effective August 1, 1999. ACE also must implement at least an additional two percent rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by ten percent from the rates which were in ef-fect as of April 30, 1997. Management estimates that the initial rate reduc-tion effective August 1, 1999, will reduce revenues by approximately $50 mil-lion (on an annualized basis, assuming fiscal year 1998 sales and revenues). Since an estimated $25 million of the revenue reduction resulted from the en-ergy component of ACE's regulated revenues exceeding related energy costs, this portion of the revenue reduction should not affect earnings.

Stranded Cost Recovery and Securitization

  The Summary Order provides that ACE may divest its nuclear and fossil fuel baseload units and transfer the remaining generating units to a nonutility af-filiated company at net book value. The NJBPU determined that ACE will have the opportunity to recover 100% of the net stranded costs related to certain generation units to be divested and the stranded costs associated with power purchased from nonutility generators (NUGs), subject to further NJBPU proceed-ings. The Summary Order also permits securitization of stranded costs. Securitization is expected to occur through a special purpose entity which will issue bonds secured by the right to collect stranded costs from custom-ers. The Summary Order allows securitization of (a) 100% of the net stranded costs of certain generation units to be divested, over a period not to exceed 15 years, and (b) 100% of the costs to effect potential NUG contract buyouts or buydowns, over a period not to exceed the remaining term of the restruc-tured contracts. The Summary Order provides for stranded costs, net of taxes, to be collected from customers through a transition bond charge over the securitization term. The Summary Order also provides for customers' rates to include a separate market transition charge for recovery of the income tax ex-pense associated with the revenues from stranded cost recovery.

  As of December 31, 1999, the balance for ACE's pre-tax recoverable stranded costs was $988.3 million, which includes the stranded costs estimated and re-corded as a result of discontinuing the application of SFAS No. 71 (as dis-cussed in Note 6 to the Consolidated Financial Statements) and the $228.5 mil-lion payment to terminate a NUG contract (as discussed in Note 8 to the Con-solidated Financial Statements). ACE's amount of recoverable stranded costs remains subject to adjustment based on the actual gains and losses realized on the sale of certain electric generating plants, additional buyouts or buydowns of NUG contracts, the NJBPU's final restructuring order, and the final amount determined to be recoverable through customer rates under the New Jersey Act.

Shopping Credits and Basic Generation Service

  The Summary Order established minimum initial shopping credits for customers who choose an alternative electric supplier, from a system average 5.27 cents per kilowatt-hour (kWh), effective August 1, 1999, to a system average of 5.48 cents per kWh in 2003. These shopping credits include transmission costs and charges by ACE for Basic Generation Service (BGS), which is provided to retail customers who do not choose another electricity supplier. ACE is obligated to provide BGS through July 31, 2002; thereafter, the BGS supplier will be deter-mined each year based on a competitive bidding process. In accordance with the Summary Order, ACE will supply the BGS load requirement with power purchased under its NUG contracts and the output generated by certain units to be di-vested (prior to divestiture of the units). ACE will purchase power through a competitive bidding process for any BGS supply requirement greater than the output from certain generation units to be divested and power purchased from NUGs.

  The Summary Order established the rates charged to ACE's BGS customers for such service, which include a component for the market-value of power pur-chased from NUGs. The above-market portion of the cost of NUG power is to be collected through a non-bypassable Net NUG Charge included in regulated electricity delivery rates, over the remaining term of the NUG con-tracts. The above market portion of the costs of certain of ACE's power plants is being recovered through a Market Transition Charge, included in regulated electricity delivery rates. The NJBPU's Summary Order also provided that ACE's regulatory liability for over-recovered energy costs as of July 31, 1999 would be offset by any subsequent under-recoveries of BGS and certain other costs. Due to under-recoveries of such costs from August 1 to December 31, 1999, ACE reduced its liability for over-recovered energy supply costs by $17.2 million and recognized a like amount of revenue. Similarly, any over-recoveries will increase the regulatory liability. Customer rates are to be adjusted for any deferred balance remaining after the initial four-year transition period which began August 1, 1999.

Other

  On March 15, 2000, the NJBPU adopted Interim Affiliate Relations, Fair Com-petition and Accounting Standards and Related Reporting Requirements (Interim Standards). These Interim Standards will remain in effect for no longer than 18 months, until final standards are issued by the NJBPU. ACE is currently re-viewing the Interim Standards.

Merger Rate Decrease

  In accordance with the terms of the Order issued by the NJBPU concerning the Merger, ACE phased in a Merger-related electric rate decrease of $15.7 million as follows: (1) $5.0 million effective January 1, 1998 coincident with a $5.0 million increase for recovery of deferred other postretirement benefit costs;
(2) $9.9 million effective March 1, 1998, and (3) $0.8 million effective Janu-ary 1, 1999.

  Refer to Note 3 to the Consolidated Financial Statements for information concerning rate changes related to changes in the New Jersey tax laws.

NOTE 8. TERMINATION OF PURCHASED POWER CONTRACT

  On November 10, 1999, the NJBPU issued an Order approving ACE's proposal to terminate a contract under which ACE purchased energy and 116 MW of capacity from a NUG partnership (Pedricktown Co-generation Limited Partnership) owned 50% by other Conectiv subsidiaries. The NJBPU Order also provided that ACE is entitled to recover from customers the contract termination payment of $228.5 million, together with reasonable and prudently incurred transaction costs and interim financing costs as specified therein. The NJBPU Order also found that the contract termination payment and related transaction costs are eligible for long-term financing through the issuance of transition bonds (securitization). On December 28, 1999, ACE paid $228.5 million to terminate the contract and borrowed funds from a credit facility (discussed in Note 16 to the Consolidated Financial Statements) which ACE arranged to finance the contract termination payment. The contract termination payment and related costs are included in "Recoverable Stranded Costs" on the balance sheet as of December 31, 1999. ACE's customer rates were reduced by about 1% (approxi-mately $11 million of revenues on an annualized basis) effective January 1, 2000 as a result of the net savings expected to result from the contract ter-mination.

  ACE anticipates that securitization will ultimately be used to finance the stranded costs associated with the buyout or buydown of its NUG contracts (in-cluding the buyout described above), along with stranded costs determined in connection with the planned divestiture of certain of ACE's generating units. As noted above, there can be no assurances that the NJBPU will approve the is-suance of transition bonds for such costs or that ACE will be able to issue and sell any such bonds.

NOTE 9. RISK MANAGEMENT ACTIVITIES

  Effective August 1, 1999, 741 MW of capacity of ACE's electric generating plants was deregulated and the plants' megawatt-hour (MWH) output is sold in deregulated markets. The output of ACE's other electric generating units is dedicated to BGS until those units are sold. The 741 MW of deregulated capac-ity includes 239 MW for the Deepwater plant, which ACE expects to sell by the third quarter of 2000, and 502 MW for ACE's combustion turbines, which are expected to be transferred to another Conectiv subsidiary during 2000. ACE hedges the MWH output of the newly deregulated portion of its electric generating units primarily through forward contracts, which are used to lock-in selling prices for electricity. Any gain or loss on forward contracts is recognized at the time of sale. ACE also writes (or sells) options for sale of the electric generating plants' MWH output. Premi-ums received for written options are recorded initially as a deferred credit and are amortized to operating revenues over the option term.

  As of December 31, 1999, ACE hedged 512,300 MWH of forward generation out-put, through the sale of forward contracts, which resulted in an $0.7 million unrealized and unrecognized gain as of December 31, 1999.

  Counterparties to its forward and option contracts expose ACE to credit losses in the event of nonperformance. Management has evaluated such risk and implemented credit checks and has established reserves for credit losses. Man-agement believes that the overall business risk is minimized as a result of these procedures.

NOTE 10. JOINTLY-OWNED GENERATING PLANT

  ACE's Consolidated Balance Sheets include its proportionate share of assets and liabilities related to jointly owned plant. ACE has ownership interests in electric power plants, transmission facilities, and other facilities in which various parties have ownership interests. ACE's proportionate shares of oper-ating and maintenance expenses of the jointly owned plant is included in the corresponding expenses in ACE's Consolidated Statements of Income. ACE is re-sponsible for providing its share of financing for the jointly owned facili-ties.

  ACE owns 7.41% of Salem in the aggregate. Salem Units 1 and 2 were removed from operation by PSE&G, the Salem operator, in the second quarter of 1995 due to operational problems and safety concerns. PSE&G returned Unit 2 to service in August 1997, and Unit 1 to service in April 1998. As a result of the out-ages, unrecovered replacement power costs of $2.1 million in 1998 and $10.2 million in 1997 were expensed.

  Information with respect to ACE's share of jointly owned plant as of Decem-ber 31, 1999 is shown below and reflects the write-downs which resulted from discontinuing application of SFAS No. 71 as discussed in Note 6 to the Consol-idated Financial Statements. As discussed in Note 11 to the Consolidated Fi-nancial Statements, agreements have been reached to sell to third parties the jointly-owned nuclear and coal-fired plants listed below.

                                    Megawatt                         Construction
                         Ownership Capability Plant in Accumulated     Work in
                           Share     Owned    Service  Depreciation    Progress
                         --------- ---------- -------- ------------  ------------
                                         (Dollars in Thousands)
Nuclear
  Peach Bottom..........     7.51%    164     $ 4,774    $    92(a)     $   --
  Salem.................     7.41%    167(b)    3,892         78(a)         --
  Hope Creek............     5.00%     52       1,930         29            --
Coal-Fired
  Keystone..............     2.47%     42      13,765      4,278           182
  Conemaugh.............     3.83%     65      34,625      9,599           771
Transmission
 Facilities.............  Various      --      24,484     10,324            --
Other Facilities........  Various      --       1,111        137         7,501
                                      ---     -------    -------        ------
Total...................              490     $84,581    $24,537        $8,454
                                      ===     =======    =======        ======

--------
(a) Excludes Nuclear Decommissioning Reserve.
(b) Includes 3 MW for on-site combustion turbine.

NOTE 11. SUBSEQUENT EVENT, EXPECTED DIVESTITURE OF ELECTRIC GENERATING PLANTS

  In 1999, ACE distributed offering memoranda for the proposed sale of certain of its nuclear and non-strategic baseload fossil electric generating plants. The plants are being sold pursuant to Conectiv's "mid-merit" strategy which is discussed in the "Deregulated Generation and Power Plant Divestiture" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. The electric generating plants of ACE which are not sold are ex-pected to be transferred to other Conectiv subsidiaries. After the expected sales and transfers (divestiture) of ACE's electric generating plants, the production of electricity will be conducted by the Conectiv subsidiaries re-ceiving the transferred electric generating units. ACE's exit from the elec-tricity production business is expected to cause a decrease in ACE's earnings capacity. For pro forma information concerning the divestiture of ACE's elec-tric generating plants, see Exhibit 99 to this Report on Form 10-K.

  A summary of ACE's electric generating plants which have been offered for sale is shown in the table below.

                                               MW of Capacity Net Book Value (a)
                                               -------------- ------------------
Fossil Units:
  Wholly-owned................................      686.0           $ 78.0
  Jointly-owned...............................      107.7             35.5
Jointly-owned nuclear units...................      383.0             10.4
                                                  -------           ------
                                                  1,176.7           $123.9
                                                  =======           ======

--------
(a) The net book values shown above are as of December 31, 1999, are stated in millions of dollars, and reflect the write-downs discussed in Note 6 to the Consolidated Financial Statements.

  In the third quarter of 1999, ACE reached agreements to sell its ownership interests in various nuclear plants to PSEG Power LLC (a subsidiary of Public Service Enterprise Group Incorporated) and PECO Energy Company (PECO) for ap-proximately $11 million, plus the net book value of ACE's interest in nuclear fuel on-hand as of the closing date. ACE's interest in the nuclear units which are being sold include a 7.51% (164 MW) interest in Peach Bottom, a 7.41% (167
MW) interest in Salem, and a 5.0% (52 MW) interest in Hope Creek. Upon comple-tion of the sale, ACE will transfer its nuclear decommissioning trust funds to the purchasers and PSEG Power LLC and PECO will assume full responsibility for the decommissioning of Peach Bottom, Salem, and Hope Creek. The sales are sub-ject to various federal and state regulatory approvals and are expected to close by the third quarter of 2000.

  On January 19, 2000, Conectiv announced that ACE reached an agreement to sell the wholly- and jointly-owned fossil fuel-fired units listed in the above table. The units have a total capacity of 793.7 MW and a net book value of $113.5 million as of December 31, 1999 (net of the write downs recorded as a result of deregulation). NRG Energy, Inc., a subsidiary of Northern States Power Company, agreed to purchase the units for $178 million. The sale is sub-ject to various federal and state regulatory approvals and is expected to be completed during the third quarter of 2000.

  Conectiv's management expects that the proceeds from the sale of the elec-tric generating plants will be used for debt repayment, repurchases of Conectiv common stock, and new investments that fit with Conectiv's strate-gies, including expansion of the mid-merit generation business. Some or all of ACE's proceeds from the sale of the electric generating plants could be paid as a dividend to Conectiv, or loaned to Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in depending on their cash position.

  Under the NJBPU's Summary Order, any gain or loss realized upon the sale of ACE's electric generating plants (other than the Deepwater plant and combus-tion turbines owned by ACE) will affect the amount of ACE's recoverable stranded costs. Accordingly, any gain or loss realized by ACE on the sale of these plants would not affect future earnings. Any loss on a sale within three years of the Deepwater plant and combustion turbines owned by ACE, which began operating on a deregulated basis effective August 1, 1999, cannot be recovered from ACE's customers. ACE's agreement for the sale of electric generating units to NRG Energy, Inc. includes the sale of the 239 MW Deepwater plant at a loss which was recorded in the fourth quarter of 1999 as an adjustment to the extraordinary item initially estimated and recorded in the third quarter of 1999.

NOTE 12. NUCLEAR DECOMMISSIONING

  ACE records a liability for its share of the estimated cost of decommissioning the Peach Bottom, Salem, and Hope Creek nuclear reactors over the remaining lives of the plants based on amounts collected in rates charged to electric customers. ACE estimates its share of future nuclear decommissioning costs ($157 million) based on site specific studies filed with and approved by the NJBPU. The ultimate cost of nuclear decommissioning for the Peach Bottom, Salem, and Hope Creek reactors may exceed the current esti-mates, which are updated periodically.

  ACE's consolidated accrued nuclear decommissioning liability, which is re-flected in the accumulated reserve for depreciation, was $101.0 million as of December 31, 1999 and $98.2 million as of December 31,1998. The provision re-flected in depreciation expense for nuclear decommissioning was $3.7 million in 1999, $6.4 million in 1998, and $6.4 million in 1997. External trust funds established by ACE for the purpose of funding nuclear decommissioning costs had an aggregate book balance (stated at fair market value) of $100.5 million as of December 31, 1999 and $98.2 million as of December 31, 1998. Earnings on the trust funds are recorded as an increase to the accrued nuclear decommissioning liability, which, in effect, reduces the expense recorded for nuclear decommissioning. As discussed in Note 11 to the Consolidated Financial Statements, upon completion of the expected sales of the nuclear plants, ACE will transfer its respective nuclear decommissioning trust funds to the pur-chasers who will then assume full responsibility for the decommissioning of the nuclear plants.

  The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, includ-ing ACE, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial state-ments of electric utilities. Recently, the FASB issued an exposure draft of a new accounting pronouncement which addresses the accounting for obligations associated with the retirement of long-lived assets, such as decommissioning costs of nuclear generating stations. Under this proposed pronouncement, the present value of the decommissioning obligation would be capitalized as part of the cost of the nuclear generating station and recorded as a liability. The cost capitalized would be depreciated over the life of the nuclear generating station. Changes in the liability due to the passage of time would be recorded as interest expense. Changes in the liability resulting from revisions in the timing or amount of cash flows would increase or decrease the liability and the carrying amount of the nuclear generating station. Trust fund income from the external decommissioning trusts would be reported as investment income un-der the proposed pronouncement rather than as a reduction of decommissioning expense.

NOTE 13. REGULATORY ASSETS AND LIABILITIES

  In conformity with SFAS No. 71, ACE's accounting policies reflect the finan-cial effects of rate regulation and decisions issued by the NJBPU. The NJBPU occasionally provides for future recovery from customers of current period ex-penses. When this happens, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the pe-riod the expenses are recovered from customers. Similarly, regulatory liabili-ties may also be created due to the economic impact of an action taken by the NJBPU.

  As discussed in Notes 1, 6, and 7 to the Consolidated Financial Statements, in the third quarter of 1999, the electricity supply business of ACE no longer met the requirements of SFAS No. 71. Accordingly, regulatory assets and lia-bilities related to the electricity supply business were written off, except to the extent that future cost recovery was provided for through the regulated electricity delivery business. A new regulatory asset, "Recoverable stranded costs," was established to recognize amounts to be collected from regulated delivery customers for stranded costs which resulted from deregulation of the electricity supply business.

  The table below displays the regulatory assets and liabilities as of Decem-ber 31, 1999 and 1998.

                                                     December 31, December 31,
Regulatory Assets (Liabilities)                          1999         1998
-------------------------------                      ------------ ------------
                                                       (Millions of Dollars)
Recoverable stranded costs..........................   $  988.3          --
Deferred recoverable income taxes...................       21.9      $102.2
Deferred debt refinancing costs.....................       13.6        28.1
Unrecovered state excise taxes......................       22.6        35.6
Deferred other postretirement benefit costs.........       32.5        35.0
Unrecovered purchased power costs...................       28.9        48.3
Regulatory liability for deferred energy supply
 costs..............................................      (46.4)      (15.6)
Deferred costs for nuclear
 decommissioning/decontamination....................        5.6         6.2
Regulatory liability for New Jersey income tax
 benefit............................................      (49.3)         --
Asbestos removal costs..............................        8.3         8.5
Other...............................................         --        10.3
                                                       --------      ------
Total...............................................   $1,026.0      $258.6
                                                       ========      ======

  Recoverable Stranded Costs: Represents amounts to be collected from regu-lated delivery customers (net of amounts which have been amortized to expense) for stranded costs which resulted from deregulation of the electricity supply business. Any gain realized on the sale of certain of ACE's electric generat-ing plants will reduce the amount of recoverable stranded costs. The $988.3 million balance as of December 31, 1999 is net of amounts amortized and in-cludes the $228.5 million NUG contract termination payment discussed in Note 8 to the Consolidated Financial Statements, with the remaining balance arising from the write-down of property, plant and equipment and recognition of cer-tain liabilities in conjunction with discontinuing the application of SFAS No. 71 due to deregulation of the electricity supply business, as discussed in
Note 6 to the Consolidated Financial Statements.

  Deferred Recoverable Income Taxes: Represents the portion of deferred income tax liabilities applicable to ACE's utility operations that has not been re-flected in current customer rates for which future recovery is probable. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized. Due to discontinuing the application of SFAS No. 71 to the electricity supply business, the portion of deferred recoverable income taxes attributable to the electricity supply businesses of ACE was written off in 1999.

  Deferred Debt Refinancing Costs: See "Deferred Debt Refinancing Costs" in
Note 1 to the Consolidated Financial Statements.

  Unrecovered State Excise Taxes: Represents additional amounts paid, by ACE, as a result of prior legislative changes in the computation of New Jersey state excise taxes. These costs are included in current customer rates, with the remaining balance scheduled for full recovery over the next 3 years.

  Deferred Other Postretirement Benefit Costs: Represents the non-cash portion of other postretirement benefit costs deferred by ACE during 1993 through 1997. This cost is being recovered over a 15-year period which began on Janu-ary 1, 1998.

  Unrecovered Purchased Power Costs: Includes prior deferrals by ACE of capac-ity costs ($12 million as of December 31, 1999) which had exceeded the related recovery from customers. These capacity costs are scheduled for recovery through customer rates within the next year. Unrecovered purchased power costs also includes costs incurred by ACE for renegotiation of a long-term capacity and energy contract. These costs are included in current customer rates with the balance scheduled for full recovery over the next 15 years.

  Deferred Energy Supply Costs: See "Energy Supply Costs" in Note 1 to the Consolidated Financial Statements.

  Deferred Costs for Nuclear Decommissioning/Decontamination: The December 31, 1999 balance represents amounts recoverable from ACE's customers for amounts owed by ACE to the U.S. government for clean-up of gaseous diffusion enrich-ment facilities pursuant to the Energy Policy Act of 1992.

  Regulatory liability for New Jersey income tax benefit: In 1999, a deferred tax asset arising from the write down of ACE's electric generating plant was established. The deferred tax asset represents the future tax benefit expected to be realized when the higher tax basis of the generating plants is deducted for New Jersey state income tax purposes. ACE has requested the New Jersey Di-vision of Taxation to rule on whether or not this tax benefit may be used to reduce the rates charged to ACE's regulated electricity delivery customers for stranded cost recovery. To recognize that this tax benefit probably will be given to ACE's regulated electricity customers through lower electric rates, ACE established a regulatory liability.

  Asbestos Removal Costs: Represents costs incurred by ACE to remove asbestos insulation from a wholly-owned generating station. These costs are included in current customer rates with the balance scheduled for full recovery over the next 30 years.

NOTE 14. COMMON STOCKHOLDER'S EQUITY

  Effective March 1, 1998, all 18,320,937 outstanding shares ($3 per share par value) of ACE were acquired by Conectiv, pursuant to the Merger, as discussed in Note 4 to the Consolidated Financial Statements.

  For information concerning changes to common equity accounts of ACE, see the Consolidated Statements of Changes in Common Stockholder's Equity.

  Under ACE's certificate of incorporation, ACE is subject to certain limita-tions on the payment of dividends to Conectiv, which is the holder of all of ACE's common stock. When full dividends have been paid on the Preferred Stock Securities of ACE for all past dividend periods, dividends may be declared and paid by ACE on its common stock, as determined by the Board of Directors of ACE, out of funds legally available for the payment of dividends.

  As a subsidiary of a registered holding company under PUHCA, ACE can pay dividends only to the extent of its retained earnings unless SEC approval is obtained.

NOTE 15. PREFERRED STOCK AND PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

  ACE has authorized 799,979 shares of Cumulative Preferred Stock, $100 Par Value, two million shares of No Par Preferred Stock and three million shares of Preference Stock, No Par Value. If preferred dividends are in arrears for at least a full year, preferred stockholders have the right to elect a major-ity of directors to the Board of Directors until all dividends in arrears have been paid.

Preferred Stock Subject to Mandatory Redemption

  As of December 31, 1999 and 1998, there were 239,500 outstanding shares of preferred stock subject to mandatory redemption with a $100 stated value per share and a $7.80 annual dividend rate per share. Beginning May 1, 2001, 115,000 shares are subject to mandatory redemption annually.

  In 1998 and 1997, ACE made the following redemptions of its $8.20 No Par Preferred Stock ($100 per share stated value): 100,000 shares in August 1998; and 200,000 shares in August 1997.

Preferred Stock Not Subject to Mandatory Redemption

                                              1999          1998       Current
                                          ------------- ------------- Redemption
Series                                    Shares (000)  Shares (000)    Price
------                                    ------ ------ ------ ------ ----------
4%, $100 par value....................... 24,268 $2,427 24,268 $2,427  $105.50
4.1%, $100 par value..................... 20,504  2,051 20,504  2,051   101.00
4.35%, $100 par value....................  3,102    310  3,102    310   101.00
4.35%, $100 par value....................  1,680    168  1,680    168   101.00
4.75%, $100 par value....................  8,631    863  8,631    863   101.00
5%, $100 par value.......................  4,120    412  4,120    412   100.00
                                          ------ ------ ------ ------
  Total.................................. 62,305 $6,231 62,305 $6,231
                                          ====== ====== ====== ======

  In the fourth quarter of 1998, ACE purchased and retired 237,695 shares, or $23.8 million of various series of $100 per share par value preferred stock, which had an average dividend rate of 4.4%. ACE realized a $2.5 million gain on this preferred stock redemption which is presented as Gain on Preferred Stock Redemption within the 1998 Consolidated Statement of Income.

Preferred Securities of Subsidiary Trusts Subject to Mandatory Redemption

  The amounts outstanding as of December 31, 1999, and 1998 of preferred secu-rities issued by subsidiary trusts owned by ACE are presented below.

                                               Securities Outstanding          Amount
                                               ----------------------- -----------------------
Issuer                          Series            1999        1998        1999        1998
------                   --------------------- ----------- ----------- ----------- -----------
                                                                       (Dollars in Thousands)
Atlantic Capital I*..... $25 per share, 8.25%    2,800,000   2,800,000      70,000      70,000
Atlantic Capital II*.... $25 per share, 7.375%   1,000,000   1,000,000      25,000      25,000
                                                                       ----------- -----------
                                                                       $    95,000 $    95,000
                                                                       =========== ===========

--------
*  Per share value is stated liquidation value.

  In November 1998, Atlantic Capital II, a wholly-owned subsidiary financing trust, issued $25 million in aggregate liquidation amount of 7 3/8% Cumulative Trust Preferred Capital Securities (representing 1,000,000 preferred securi-ties at $25 per security). At the same time, $25.8 million in aggregate prin-cipal amount of 7 3/8% Junior Subordinated Debentures, Series I, due 2028 (7 3/8% Debentures) were issued by ACE to Atlantic Capital II. For consolidated financial reporting purposes, ACE's 7 3/8% Debentures are eliminated in con-solidation against the trust's investment in the 7 3/8% Debentures. The trust preferred securities are subject to mandatory redemption upon payment of the 7 3/8% Debentures at maturity or upon redemption. The 7 3/8% Debentures are sub-ject to redemption, in whole or in part at the option of ACE, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

  Atlantic Capital I is a wholly-owned subsidiary financing trust which is structured similarly to Atlantic Capital II (discussed above). Atlantic Capi-tal I had $70 million (2,800,000 securities with a stated liquidation prefer-ence of $25 each) of 8.25% Cumulative Quarterly Income ACE Obligated Mandatorily Redeemable Preferred Securities outstanding during 1999, 1998, and 1997.

  The combination of the obligations of ACE pursuant to the Debentures held by Atlantic Capital I and Atlantic Capital II, and ACE's guarantee of distribu-tions with respect to trust securities, to the extent the trusts have funds available therefor, constitute a full and unconditional guarantee by ACE of the obligations of the trusts under the trust securities that the trusts have issued. ACE is the owner of all of the common securities of the trusts, which constitute approximately 3% of the liquidation amount of all of the trust se-curities issued by the trusts.

NOTE 16. DEBT

  Substantially all of ACE's utility plant is subject to the lien of the Mort-gage and Deed of Trust dated January 15, 1937, as amended and supplemented, collateralizing ACE's First Mortgage Bonds and Secured Medium Term Notes.

  Maturities of long-term debt during the next five years are as follows:
2000--$46.1 million; 2001--$97.2 million; 2002--$221.5 million; 2003--$70.1 million; 2004--$67.1 million.

  The average interest rate on ACE's short-term debt outstanding at December 31, 1999 was 6.5%.

  In May 1999, ACE repaid at maturity $4.0 million of 7.54% Medium Term Notes and $26.0 million of 7.52% Medium Term Notes.

  In June 1999, ACE redeemed $12.5 million of 7%, First Mortgage Bonds, due September 1, 2023, and $6.4 million of 6 5/8%, First Mortgage Bonds, due Au-gust 1, 2013.

  As discussed in Note 8 to the Consolidated Financial Statements, ACE bor-rowed $228.5 million from a $250 million revolving credit facility on December 28, 1999 to finance a payment for termination of a NUG purchased power con-tract. ACE arranged this credit facility to provide interim financing of the NUG contract termination payment until securitized bonds are issued. (See Note 7 to the Consolidated Financial Statements for information concerning the ex-pected securitization of ACE's stranded costs.) The revolving loan balance is due on December 20, 2000 unless ACE elects to convert the outstanding loan balance to a term loan. If securitized bonds have not been issued by December 20, 2000, ACE intends to exercise its option to convert the revolving loan balance to a term loan. The term loan balance is due in two installments; (1) 25% of the principal balance is due December 20, 2001, and (2) the remaining term loan principal is due December 20, 2002.

  Long-term debt outstanding as of December 31, 1999 and 1998 is presented be-low.

                                                              December 31,
                                                   Maturity ------------------
                                                     Date     1999      1998
                                                   -------- --------  --------
                                                               (Dollars in
                                                               Thousands)
Secured debt
Medium Term Notes Series A (7.52%)...............    1999   $     --  $ 30,000
Medium Term Notes Series B (6.83%)...............    2000     46,000    46,000
Medium Term Notes Series C (6.86%)...............    2001     40,000    40,000
Medium Term Notes Series C (7.02%)...............    2002     30,000    30,000
Medium Term Notes Series B (7.18%)...............    2003     20,000    20,000
Medium Term Notes Series D (6.00%)...............    2003     20,000    20,000
Medium Term Notes Series A (7.98%)...............    2004     30,000    30,000
Medium Term Notes Series B (7.125%)..............    2004     28,000    28,000
Medium Term Notes Series C (7.15%)...............    2004      9,000     9,000
Medium Term Notes Series B (6.45%)...............    2005     40,000    40,000
Medium Term Notes Series D (6.19%)...............    2006     65,000    65,000
6 3/8% Pollution Control Series..................    2006      2,275     2,350
Medium Term Notes Series C (7.15%)...............    2007      1,000     1,000
Medium Term Notes Series B (6.76%)...............    2008     50,000    50,000
Medium Term Notes Series C (7.25%)...............    2010      1,000     1,000
6 5/8% First Mortgage Bonds......................    2013     68,600    75,000
Medium Term Notes Series C (7.63%)...............    2014      7,000     7,000
Medium Term Notes Series C (7.68%)...............    2015     15,000    15,000
Medium Term Notes Series C (7.68%)...............    2016      2,000     2,000
6.80% Pollution Control Series A.................    2021     38,865    38,865
7% First Mortgage Bonds..........................    2023     62,500    75,000
5.60% Pollution Control Series A.................    2025      4,000     4,000
7% First Mortgage Bonds..........................    2028     75,000    75,000
6.15% Pollution Control Series A.................    2029     23,150    23,150
7.20% Pollution Control Series A.................    2029     25,000    25,000
7% Pollution Control Series B....................    2029      6,500     6,500
                                                            --------  --------
                                                             709,890   758,865
                                                            --------  --------
Unsecured debt
6.46% Medium Term Notes Series A.................    2002     20,000    20,000
6.63% Medium Term Notes Series A.................    2003     30,000    30,000
7.52% Medium Term Notes Series A.................    2007      5,000     5,000
7.50% Medium Term Notes Series A.................    2007     10,000    10,000
                                                            --------  --------
                                                              65,000    65,000
                                                            --------  --------
Other Obligations
7.11% Term Loan                                      2001     57,125        --
7.11% Term Loan                                      2002    171,375        --
Unamortized Premium and Discount, Net                         (2,563)   (2,663)
Current Maturities of Long-Term Debt                         (46,075)  (30,075)
                                                            --------  --------
Total Long Term Debt                                         954,752   791,127
Variable Rate Demand Bonds, Pollution Control
 Series A*                                           2014     18,200    18,200
Variable Rate Demand Bonds, Pollution Control
 Series B*                                           2017      4,400     4,400
                                                            --------  --------
Total Long Term Debt & Variable Rate Demand Bonds           $977,352  $813,727
                                                            ========  ========

--------
* Variable Rate Demand Bonds (VRDB) are classified as current liabilities be-cause the VRDB are due on demand by the bondholder. However, bonds submit-ted to ACE for purchase are remarketed by a remarketing agent on a best ef-forts basis. ACE expects that bonds submitted for purchase will continue to be remarketed successfully due to ACE's credit worthiness and the bonds' interest rates being set at market. ACE also may utilize one of the fixed rate/fixed term conversion options of the bonds. Thus, ACE considers the VRDB to be a source of long-term financing. Average interest rates on the VRDB were 2.8% for 1999 and 3.2% for 1998.

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The year-end fair value of certain financial instruments are listed below. The fair values were based on quoted market prices of ACE's securities or se-curities with similar characteristics.

                                                    1999            1998
                                               --------------- ---------------
                                               Carrying  Fair  Carrying  Fair
                                                Value   Value   Value   Value
                                               -------- ------ -------- ------
                                                    (Dollars in Millions)
Funds Held By Trustee.........................  $105.3  $105.3  $102.8  $102.8
Long Term Debt................................   954.8   921.8   791.1   832.6
Preferred Stock Subject to Mandatory
 Redemption...................................    24.0    24.0    24.0    24.1
Preferred Securities of Subsidiary Trusts
 Subject to Mandatory Redemption..............    95.0    79.8    95.0    98.3

NOTE 18. LONG-TERM PURCHASED POWER CONTRACTS

  As of December 31, 1999, ACE had commitments under long-term contracts to purchase 708 MW of capacity and energy. Historical information is presented below for these contracts, which includes amounts for the 116 MW NUG (Pedricktown Co-generation Limited Partnership) purchased power contract which was terminated on December 28, 1999, as discussed in Note 8 to the Consoli-dated Financial Statements.

                                                               1999  1998  1997
                                                               ----  ----  ----
Percent of system capacity....................................   30%   33%   29%
Percent of energy output......................................   31%   41%   54%
Capacity charges ($ in millions).............................. $170  $173  $180
Energy charges ($ in millions)................................ $ 92  $126  $137

  Electric capacity and energy purchased from certain nonutility suppliers is currently recoverable through rates charges to ACE's customers. See "Stranded Cost Recovery and Securitization" and "Shopping Credits and Basic Generation Service" in Note 7 to the Consolidated Financial Statements for additional in-formation concerning power purchased from NUGs.

  Based on existing contracts as of December 31, 1999, ACE's commitments dur-ing the next five years for capacity and energy under long-term purchased power contracts are estimated to be $231 million in 2000; $222 million in 2001; $223 million in 2002; $224 million in 2003; $226 million in 2004.

NOTE 19. LEASES

Nuclear Fuel

  The ownership interests of ACE in nuclear fuel at Peach Bottom, Salem, and Hope Creek are financed through nuclear fuel energy contracts, which are ac-counted for as capital leases. Payments under the contracts are based on the quantity of nuclear fuel burned by the plants. The obligation of ACE under the contracts is generally the net book values of the nuclear fuel financed, which was $30.4 million, in total, as of December 31, 1999. As discussed in Note 11 to the Consolidated Financial Statements, under sales agreements for the nu-clear power plants which are pending completion, the nuclear fuel is to be sold at its net book value, in conjunction with the sale of the plants.

Leased nuclear fuel costs included in operating expenses were $14.8 million for 1999, $12.7 million for 1998, and $9.8 million for 1997.

Lease Commitments

  ACE also leases other types of property and equipment for use in its opera-tions. Amounts charged to operating expenses for these leases were $7.6 mil-lion in 1999, $4.6 million in 1998 and $2.4 million in 1997. Future minimum rental payments for all non-cancelable lease agreements, excluding nuclear fu-el, are less than $8.0 million per year for each of the next five years.

NOTE 20. PENSION AND OTHER POSTRETIREMENT BENEFITS

  The employees of ACE and other Conectiv subsidiaries are provided pension benefits and other postretirement benefits under Conectiv benefit plans. Prior to the Merger, ACE employees were covered by plans sponsored by ACE. The amounts shown below for 1999 and 1998 are for the benefit plans of Conectiv and include amounts for all covered employees of the Conectiv subsidiaries which elect to participate in the benefit plans. Amounts shown for 1997 are for the benefits plans of ACE.

Assumptions                                                    1999  1998  1997
-----------                                                    ----  ----  ----
Discount rates used to determine projected
 benefit obligation as of December 31......................... 7.75% 6.75% 7.00%
Expected long-term rates of return on assets.................. 9.00% 9.00%   (a)
Rates of increase in compensation levels...................... 4.50% 4.50% 3.50%
Health care cost trend rate on covered charges................ 6.50% 7.00% 7.50%

--------
(a) 9.00% for pension fund assets and 7.00% for other postretirement benefit assets

  The health-care cost trend rate, or the expected rate of increase in health-care costs, is assumed to gradually decrease to 5.0% by 2002. Increasing the health-care cost trend rates of future years by one percentage point would increase Conectiv's total accumulated postretirement benefit obligation by $15.9 million and would increase Conectiv's total annual aggregate service and interest costs by $1.8 million. Decreasing the health-care cost trend rates of future years by one percentage point would decrease Conectiv's total accumulated postretirement benefit obligation by $14.0 million and would decrease Conectiv's total annual aggregate service and interest costs by $1.6 million.

  The following schedules reconcile the beginning and ending balances of the pension and other postretirement benefit obligations and related plan assets for Conectiv. Other postretirement benefits include medical benefits for re-tirees and their spouses and retiree life insurance.

Change in Conectiv's Benefit Obligation

                                                         Other Postretirement
                                    Pension Benefits           Benefits
                                  ---------------------  ---------------------
                                     1999       1998       1999        1998
                                  ----------  ---------  ---------- ----------
                                           (Dollars in Thousands)
Benefit obligation at beginning
 of year........................  $  748,689  $ 515,590  $ 232,374  $   80,500
Merger with Atlantic............          --    316,700         --     125,300
Service cost....................      20,288     20,193      5,282       5,828
Interest cost...................      51,442     51,721     13,839      15,105
Plan participants'
 contributions..................          --         --        500         497
Plan amendments.................          --    (21,392)        --          --
Actuarial (gain) loss...........     (75,244)    59,046    (43,861)     (2,863)
Special termination benefits....          --     59,610         --       2,682
Curtailment (gain) loss.........          --    (10,256)        --       6,614
Settlement (gain) loss..........          --    (45,291)        --       6,457
Benefits paid...................     (64,671)  (197,232)    (9,436)     (7,746)
Other...........................      (7,409)        --     (4,667)         --
                                  ----------  ---------  ---------  ----------
Benefit obligation at end of
 year...........................  $  673,095  $ 748,689  $ 194,031  $  232,374
                                  ==========  =========  =========  ==========

Change in Conectiv's Plan Assets

                                                         Other Postretirement
                                    Pension Benefits           Benefits
                                  ---------------------  ---------------------
                                     1999       1998       1999        1998
                                  ----------  ---------  ---------- ----------
                                           (Dollars in Thousands)
Fair value of assets at
 beginning of year..............  $  951,474  $ 771,257  $  95,164  $   48,591
Merger with Atlantic............          --    260,200         --      19,700
Actual return on plan assets....     138,450    117,249     13,494       6,263
Employer contributions..........          --         --     25,017      27,859
Plan participant contributions..          --         --        500         497
Benefits paid...................     (64,671)  (197,232)    (9,436)     (7,746)
Other...........................      (7,409)        --     (4,667)         --
                                  ----------  ---------  ---------  ----------
Fair value of assets at end of
 year...........................  $1,017,844  $ 951,474  $ 120,072  $   95,164
                                  ==========  =========  =========  ==========

Reconciliation of Funded Status of Conectiv's Plans

                                                         Other Postretirement
                                    Pension Benefits           Benefits
                                  ---------------------  ---------------------
                                     1999       1998       1999        1998
                                  ----------  ---------  ---------- ----------
                                           (Dollars in Thousands)
Funded status at end of year....  $  344,749  $ 202,785  $ (73,959) $ (137,210)
Unrecognized net actuarial
 (gain).........................    (300,864)  (173,243)   (63,286)     (9,094)
Unrecognized prior service
 cost...........................       4,129      2,361        198         248
Unrecognized net transition
 (asset) obligation.............     (13,009)   (15,773)    40,659      43,787
                                  ----------  ---------  ---------  ----------
Net amount recognized at end of
 year*..........................  $   35,005  $  16,130  $ (96,388) $ (102,269)
                                  ==========  =========  =========  ==========
*Portion applicable to ACE......  $  (20,309) $ (10,477) $ (42,952) $  (44,607)
                                  ==========  =========  =========  ==========

  Based on fair values as of December 31, 1999, Conectiv's pension plan assets were comprised of publicly traded equity securities ($723.5 million or 71.1%) and fixed income obligations ($294.3 million or 28.9%). Based on fair values as of December 31, 1999, Conectiv's other postretirement benefit plan assets included equity securities ($74.8 million or 62.3%) and fixed income obliga-tions ($45.3 million or 37.3%).

Components of Net Periodic Benefit Cost

                                                         Other Postretirement
                               Pension Benefits                Benefits
                          ----------------------------  -------------------------
                                                         1999     1998     1997
                          1999 (a)  1998 (a)  1997 (a)    (a)      (a)      (a)
                          --------  --------  --------  -------  -------  -------
                                        (Dollars in Thousands)
Service cost............  $ 20,288  $ 18,933  $  6,763  $ 5,282  $ 5,221  $ 2,531
Interest cost...........    51,442    48,291    15,840   13,839   13,636    6,843
Expected return on
 assets.................   (83,999)  (81,259)  (20,160)  (6,769)  (4,845)  (1,275)
Amortization of:
  Transition obligation
   (asset)..............    (2,764)   (2,764)       24    3,128    3,244    2,768
  Prior service cost....       406     1,911      (172)      49       50       --
  Actuarial (gain)
   loss.................    (4,248)   (9,165)      263   (1,059)    (567)      --
                          --------  --------  --------  -------  -------  -------
Benefit cost before
 items below............   (18,875)  (24,053)    2,558   14,470   16,739   10,867
Special termination
 benefits...............        --    59,610        --       --    2,682       --
Curtailment (gain)
 loss...................        --   (10,256)    5,932       --    6,614       --
Settlement (gain) loss..        --   (45,291)      330       --    6,457       --
                          --------  --------  --------  -------  -------  -------
  Total net periodic
   benefit cost *.......  $(18,875) $(19,990) $  8,820  $14,470  $32,492  $10,867
                          ========  ========  ========  =======  =======  =======
* Portion applicable to
 ACE....................  $  9,546  $ 18,118  $  8,820  $ 8,856  $22,475  $10,867
                          ========  ========  ========  =======  =======  =======
ACE portion of net
 periodic benefit cost
 included in results of
 operations.............  $  7,160  $ 15,514  $  8,162  $ 6,642  $19,553  $ 3,640
                          ========  ========  ========  =======  =======  =======

--------
(a) Conectiv for 1999 and 1998. ACE for 1997.

  The special termination benefits and curtailment and settlement gains and losses shown above for 1998 resulted from Merger-related employee separation programs primarily for ACE and DPL employees. The costs of pension benefits and other postretirement benefits included in ACE's 1998 results of operations include $8.3 million and $7.9 million, respectively, for the net expense of special termination benefits and curtailment and settlement gains and losses attributed to ACE's employees.

  In 1997, the $6.3 million expense for pension plan curtailment and settle-ment losses was for Merger-related employee separation programs for ACE em-ployees.

  Other postretirement benefit costs in excess of the amount recovered in cus-tomer rates were deferred from 1993 to 1997, including $4.9 million in 1997. ACE began to recover these deferred costs, through customer rates, over a 15 year period in 1998.

  Conectiv also maintains 401(k) savings plans for covered employees. Conectiv contributes to the plans, in the form of Conectiv stock, at varying levels up to $0.50 for each dollar contributed by employees, up to 6% of employee base pay. The amount expensed for ACE's share of the 401(k) savings plan was $1.6 million in 1999, $1.9 million in 1998, and $2.0 million in 1997.

NOTE 21. COMMITMENTS AND CONTINGENCIES

Commitments

  ACE's capital expenditures for 2000 are estimated to be approximately $50 million to $60 million.

  See Note 18 to the Consolidated Financial Statements for commitments related to long-term purchased power contracts and Note 19 to the Consolidated Finan-cial Statements for commitments related to leases.

Environmental Matters

  ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a po-tentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Adminis-trative Consent Order with the New Jersey Department of Environmental Protec-tion. ACE is also a defendant in an action to recover costs at a federal superfund site in Gloucester, New Jersey. There is $1.0 million included in ACE's current liabilities as of December 31, 1999 and 1998, for remediation activities at these sites. ACE does not expect such future costs to have a ma-terial effect on its financial position or results of operations.

Nuclear Insurance

  In conjunction with ACE's ownership interests in Peach Bottom, Salem, and Hope Creek, ACE could be assessed for a portion of any third-party claims as-sociated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third party claims relating to such an incident exceed $200 million (the amount of primary insur-ance), ACE could be assessed up to $30.7 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

  The co-owners of Peach Bottom, Salem, and Hope Creek maintain property in-surance coverage of approximately $2.8 billion for each unit for loss or dam-age to the units, including coverage for decontamination expense and premature decommissioning. In addition, ACE is a member of an industry mutual insurance company, which provides replacement power cost coverage in the event of a ma-jor accidental outage at a nuclear power plant. Under these coverages, ACE is subject to potential retrospective loss experience assessments of up to $3.9 million.

NOTE 22. BUSINESS SEGMENTS

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

NOTE 23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The quarterly data presented below reflect all adjustments necessary in the opinion of management for a fair presentation of the interim results. Quar-terly data normally vary seasonally because of temperature variations, differ-ences between summer and winter rates, the timing of rate orders, and the scheduled downtime and maintenance of electric generating units.

                                                  1999
                             ------------------------------------------------
                              First    Second   Third     Fourth
                             Quarter  Quarter  Quarter   Quarter     Total
                             -------- -------- --------  --------  ----------
                                         (Dollars in Thousands)
Operating Revenues.......... $244,839 $246,143 $351,372  $234,231  $1,076,585
Operating Income............   38,034   35,967   85,300    12,630     171,931
Income (Loss) Before
 Extraordinary Item.........   15,091   14,878   35,953    (1,992)     63,930
Extraordinary Item (1)......       --       --  (17,483)  (40,612)    (58,095)
Net Income/(Loss)...........   15,091   14,878   18,470   (42,604)      5,835
Earnings (Loss) Applicable
 to Common Stock............   14,558   14,345   17,937   (43,137)      3,703

--------
(1) For information concerning the extraordinary item recorded in the third and fourth quarters of 1999, see Note 6 to the Consolidated Financial Statements.

  ACE's operating results for the third quarter of 1999 include special charges for the costs of planned employee separations, additional costs re-lated to the Merger, and certain other nonrecurring items which caused operat-ing income to decrease $12.3 million and income before extraordinary item, net income, and earnings applicable to common stock to decrease $7.3 million.

                                                    1998
                               ------------------------------------------------
                                First     Second   Third    Fourth
                               Quarter   Quarter  Quarter  Quarter     Total
                               --------  -------- -------- --------  ----------
                                           (Dollars in Thousands)
Operating Revenues...........  $237,949  $241,883 $332,514 $227,404  $1,039,750
Operating Income (Loss)......   (17,823)   46,028   87,761   (7,098)    108,868
Net Income/(Loss)............   (20,737)   19,314   41,550   (9,851)     30,276
Earnings (Loss) Applicable to
 Common Stock................   (21,737)   18,314   40,687   (7,879)     29,385

  Special charges for Merger-related employee separations and relocations and other Merger-related costs caused (1) operating income and net income to de-crease by $51.5 million and $30.9 million, respectively, in the first quarter of 1998, and (2) operating income and net income to decrease by $11.6 million and $7.1 million, respectively, in the fourth quarter of 1998. Also, in the fourth quarter of 1998, the write-down to fair value of certain operational and administrative facilities to be sold, as a result of the Merger, caused operating income to decrease $18.0 million and net income to decrease $10.6 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Reference is made to Item 4 of Report on Form 8-K filed March 5, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Directors                 Business Experience during Past 5 Years
             ---------                 ---------------------------------------
As of December 31, 1999
Howard E. Cosgrove, 56.............. Elected 1998 as Chairman of the Board and
 Chairman of the Board               Chief Executive Officer of Conectiv,
                                     Delmarva Power & Light Company, and
                                     Atlantic City Electric Company. Elected
                                     1992 as Chairman of the Board, President
                                     and Chief Executive Officer and Director of
                                     Delmarva Power & Light Company.

Thomas S. Shaw, 52.................. Elected 1998 as Executive Vice President of
 Director                            Conectiv, and Executive Vice President and
                                     Director of Delmarva Power & Light Company
                                     and Atlantic City Electric Company. Elected
                                     1992 as Senior Vice President of Delmarva
                                     Power & Light Company.

Barry R. Elson, 58.................. Elected 1998 as Executive Vice President of
 Director                            Conectiv, and Executive Vice President and
                                     Director of Delmarva Power & Light Company
                                     and Atlantic City Electric Company. Elected
                                     1997 as Executive Vice President, Delmarva
                                     Power & Light Company. Executive Vice
                                     President, Cox Communications, Inc.,
                                     Atlanta, Georgia, from 1995 to 1996. Senior
                                     Vice President, Cox Enterprises/Cox
                                     Communications, Inc., Atlanta, Georgia from
                                     1984 to 1995.

John C. van Roden, 50............... Elected 1998 as Senior Vice President and
 Director                            Chief Financial Officer of Conectiv,
                                     Delmarva Power & Light Company, and
                                     Atlantic City Electric Company and Director
                                     of Delmarva Power & Light Company and
                                     Atlantic City Electric Company. Principal,
                                     Cook and Belier, Inc. in 1998. Senior Vice
                                     President/Chief Financial Officer and Vice
                                     President/Treasurer, Lukens, Inc. from 1987
                                     to 1998.

Barbara S. Graham, 51............... Elected 1999 as Senior Vice President of
 Director                            Conectiv, Delmarva Power & Light Company,
                                     and Atlantic City Electric Company and
                                     Director of Delmarva Power & Light Company
                                     and Atlantic City Electric Company. Elected
                                     1998 as Senior Vice President and Chief
                                     Financial Officer of Conectiv, and Senior
                                     Vice President and Chief Financial Officer
                                     and Director of Delmarva Power & Light
                                     Company and Atlantic City Electric Company.
                                     Elected 1994 as Senior Vice President,
                                     Treasurer and Chief Financial Officer of
                                     Delmarva Power & Light Company.

Executives

Information about ACE's executive officers is included under Item 1.

                                     III-1

ITEM 11. EXECUTIVE COMPENSATION

  As previously noted, ACE is a wholly owned electric utility subsidiary of Conectiv. The Chief Executive Officer and the four most highly compensated executive officers of Conectiv maintain the same position at both ACE and DPL. In 1999, the salaries and other compensation awarded to the Chief Executive Officer and the four most highly compensated executive officers of ACE were paid by Conectiv for their service as executive officers of Conectiv, ACE and DPL. The following tables show information concerning the total compensation paid or awarded to ACE's Chief Executive Officer and each of the four most highly compensated executive officers for the fiscal year ended December 31, 1999.

Personnel & Compensation Committee Interlocks and Insider Participation

  The Personnel & Compensation Committee is comprised solely of non-employee Directors. Logical Business Solutions, which is owned by Mr. Emery's son-in-law, Paul Kleiman, had contracts with Conectiv Resource Partners, Inc., a subsidiary of Conectiv, with a gross value of $239,000 during 1999, for information technology consulting services. There are no other Personnel & Compensation Committee interlocks.

                            Executive Compensation
                      Table 1--Summary Compensation Table

                                                                          Long-term Compensation
                                                                     ---------------------------------
                                     Annual Compensation                    Awards           Payouts
                         ------------------------------------------- --------------------- -----------
                                             Variable                Restricted Securities
Name and                                   Compensation Other Annual   Stock    Underlying    LTIP        All Other
Principal Position       Year (1)  Salary  (Bonus) (2)  Compensation Awards (3)  Options   Payouts (4) Compensation (5)
------------------       -------- -------- ------------ ------------ ---------- ---------- ----------- ----------------
H. E. Cosgrove..........   1999   $600,000         --        --       $187,500    57,000          --       $18,204
 Chairman of the Board,    1998   $600,000   $150,000        --             --   360,000    $572,134       $12,329
 President and Chief
 Executive Officer
T. S. Shaw..............   1999   $325,000         --        --       $291,500    26,000          --       $ 8,258
 Executive Vice            1998   $325,000   $ 78,000        --             --   170,000    $155,267       $ 9,478
 President
B. R. Elson.............   1999   $325,000         --        --       $259,000    26,000          --       $ 6,116
 Executive Vice            1998   $325,000   $ 78,000        --             --   170,000    $ 21,560       $ 4,074
 President
J. C. van Roden, Jr. ...   1999   $250,000         --        --             --   170,000          --       $ 8,342
 Senior Vice President/    1998   $ 17,686         --        --             --        --          --            --
 Chief Financial
 Officer (6)
B.S. Graham.............   1999   $250,000         --        --       $ 62,750    14,000          --       $ 7,504
 Senior Vice President     1998   $250,000   $ 50,200        --             --   170,000    $155,267       $ 5,308

--------
(1) The 1998 merger involving Atlantic Energy, Inc. and Delmarva Power & Light Company was effective as of March 1, 1998. Accordingly, except for Mr. van Roden, 1998 salary is shown as an annualized amount. Mr. van Roden joined Conectiv on November 30, 1998 and the 1998 salary shown is his actual salary. Other 1998 items of compensation reflect full calendar 1998 compensation received from Conectiv or Delmarva Power & Light Company.
(2) The 1999 bonus, which is an annual variable award, has not yet been determined. The 1999 target award is 50% of salary for Mr. Cosgrove, 45% for Messrs. Elson and Shaw, 40% for Mr. van Roden and Mrs. Graham. For 1998, the dollar value of the bonus reported above has been reduced by the portion of the bonus deferred and reported above as a 1999 Restricted Stock Award as follows: H. E. Cosgrove ($300,000 bonus with $150,000 purchasing Restricted Stock Units ("RSU's"); T.S. Shaw ($156,000 bonus with $78,000 purchasing RSU's); B. R. Elson ($130,000 bonus with $52,000 purchasing RSU's); B. S. Graham ($100,400 bonus with $50,200 purchasing RSU's).
(3) A mandatory 20% of the bonus (reported in this Table as "Variable Compensation") and any additional portion of the bonus that an executive elects to defer (up to an additional 30%) is deferred for at least three years under the Management Stock Purchase Program ("MSPP") and used to purchase RSU's at a 20%

                                     III-2
    discount. The dollar value of RSU's deferred under MSPP in 1999 (inclusive of the discounted portion), based on the fair market value at the award date, was: H. E. Cosgrove ($187,500, of which $37,500 is the discount); T.S. Shaw ($97,500, of which $19,500 is the discount); B. R. Elson ($65,000, of which $13,000 is the discount); B. S. Graham ($62,750, of which $12,550 is the discount). In addition, Messrs. Shaw and Elson each received in 1999 an 8,000 share award of Restricted Stock valued at $194,000, based on a fair market value of $24.25 per share of Common Stock on the award date. One-half of the awards to Messrs. Shaw and Elson vest after three years, the balance after four years. Dividends accrue and are paid as the awards vest. The RSU awards do not vest in under three years but do accrue dividends. At the end of 1999, the number and value of the aggregate restricted stock holdings (including RSUs, PARs and special grants) of the individuals identified in the Summary Compensation Table was as follows: for Mr. Cosgrove, 28,298 restricted stock holdings valued at $475,757; for Mr. Shaw, 21,149 restricted stock holdings valued at $445,067; for Mr. Elson, 19,397 restricted stock holdings valued at $385,605; for Mr. van Roden, 3,000 restricted stock holdings valued at $50,438; and, for Mrs. Graham 9,779 restricted stock holdings valued at $164,410.
(4) During 1998 all restrictions lapsed on the performance-based restricted stock granted in 1995 and 1996 under the Delmarva LTIP due to the merger involving Delmarva and Atlantic Energy. Under the "change in control" provisions, the awards fully vested resulting in a payout to Mr. Cosgrove of 21,160 shares (11,570 for 1995 and 9,590 for 1996) valued at $454,940;
    to Mr. Shaw of 5,450 shares (2,870 for 1995 and 2,580 for 1996) valued at $117,175; and to Mrs. Graham of 5,540 shares (2,870 for 1995 and 2,580 for 1996) valued at $117,175. Shares were valued at $21.50 at the time of payout. Dividends on shares of restricted stock and dividend equivalents are accrued at the same rate as that paid to all holders of Common Stock.
    As of December 31, 1998, Mr. Cosgrove held 45,520 shares of restricted stock (35,520 for 1997 and 10,000 for 1998) and 30,000 Dividend Equivalent Units ("DEU's); Mr. Elson held 4,000 shares of restricted stock for 1998 and 10,000 DEU's; Mr. Shaw held 12,010 shares of restricted stock (8,010 for 1997 and 4,000 for 1998) and 10,000 DEU's; Mrs. Graham held 12,010 shares of restricted stock (8,010 for 1997 and 4,000 for 1998) and 10,000 DEU's. Holders of restricted stock are entitled to receive dividends as declared.
(5) "All Other Compensation" includes the following for fiscal year 1999: For Mr. Cosgrove, $3,000 in Company matching contributions to the Savings and Investment Plan, $15,000 in Company matching contributions to the Deferred Compensation Plan and $204 in term life insurance premiums paid by Conectiv. For Mr. Shaw, $3,104 in Company matching contributions to the Savings and Investment Plan, $4,950 in Company matching contribution to the Deferred Compensation Plan and $204 in term life insurance premiums paid by Conectiv. For Mrs. Graham, $4,800 in Company matching contributions to the Savings and Investment Plan, $2,500 in Company matching contributions to the Deferred Compensation Plan and $204 in term life insurance premiums paid by Conectiv. For Mr. Elson, $4,800 in Company matching contributions to the Savings and Investment Plan and $1,316 in term life insurance premiums paid by Conectiv. For Mr. van Roden, $4,800 in Company matching contributions to the Savings and Investment Plan, $2,814 in Company matching contributions to the Deferred Compensation Plan and $728 in term life insurance premiums paid by Conectiv.
(6) Mr. van Roden was elected Senior Vice President and Chief Financial Officer as of January 4, 1999.

                                     III-3

                Table 2--Option Grants in Last Fiscal Year (1)

                        Number of    % of Total
                       Securities     Options
                       Underlying    Granted to  Exercise            Grant Date
                         Options    Employees in  Price   Expiration  Present
Name                   Granted (#)  Fiscal Year   ($/Sh)     Date    Value (4)
----                   -----------  ------------ -------- ---------- ----------
H. E. Cosgrove........    57,000(2)      11%      $24.25    1/4/09    $114,969
B. R. Elson...........    26,000(2)       5%      $24.25    1/4/09    $ 52,442
T. S. Shaw............    26,000(2)       5%      $24.25    1/4/09    $ 52,442
J. C. van Roden.......    20,000(2)       4%      $24.25    1/4/09    $ 40,340
                         150,000(3)      29%      $24.25    1/4/09    $178,050
B. S. Graham..........    14,000(2)       3%      $24.25    1/4/09    $ 28,238

--------
(1) Currently, Conectiv does not grant stock appreciation rights.
(2) Denotes Nonqualified Stock Options ("NQSO's"). One-half vest and are exercisable at end of second year from date of grant. Second one-half vest and are exercisable at end of third year from date of grant.
(3) Denotes Performance Accelerated Stock Options ("PASO's") granted on a one-time basis. PASO's have a ten-year term and vest and are first exercisable nine and 1/2 years from date of grant without regard to stock price performance. Exercise date will accelerate for favorable stock price performance (i.e. first 1/3, second 1/3 and third 1/3 of PASO's vest after stock trades at $26, $28 or $30 per share, respectively, for ten consecutive trading days). PASO's must be held for three years from date of grant before they can be exercised.
(4) Determined using the Black-Scholes model, incorporating the following material assumptions and adjustments: (a) exercise price of $24.25, equal to the Fair Market Value ("FMV") as of date of grant; (b) an option term of ten years; (c) risk-free rate of return of 5.6%; (d) volatility of 16.0% and (e) dividend yield of 6.4%. For valuation purposes, PASO's are valued as a premium-priced stock option as of the date of grant with an exercise price of $30 on a FMV of $24.25.

  Table 3--Aggregated Option Exercises in Last Fiscal Year and FY-End Option
                                    Values

                                                     Number of Securities         Value of Unexercised
                             Shares      Value      Underlying Unexercised      In-the-Money Options at
                            Acquired    Realized    Options at FY-End (2)              FY End (1)
Name                     On Exercise(#) ($) (1)  Exercisable/Unexercisable(#) Exercisable/Unexercisable($)
----                     -------------- -------- ---------------------------- ----------------------------
H. E. Cosgrove..........             --       --       14,400 / 417,000                  --/--
B. R. Elson.............             --       --            --/ 196,000                  --/--
T. S. Shaw..............             --       --            --/ 196,000                  --/--
J. C. van Roden.........             --       --            --/ 170,000                  --/--
B. S. Graham............             --       --            --/ 184,000                  --/--

--------
(1) The closing price for Conectiv Common Stock on the New York Stock Exchange on December 31, 1999 was $16.8125. Option value would be based on the difference between grant price (i.e., closing price shown above) and exercise price, multiplied by the number of options exercised.
(2) 14,400 stock options of Mr. Cosgrove are currently exercisable. None of the remaining options may be exercised earlier than two years from date of grant for NQSO and nine and 1/2 years from date of grant for PASO's (subject to accelerated vesting for certain levels of stock price performance).

                                     III-4

        Table 4--Long-Term Incentive Plans--Awards in Last Fiscal Year

                                      Number of Restricted    Performance Period
                                         Shares/Dividend       Until Maturation
Name                                Equivalent Units (#) (1)    Or Payout (2)
----                                ------------------------- ------------------
H.E. Cosgrove...................... 8,500 shares/28,500 units       1/4/06
B. R. Elson........................ 4,000 shares/13,000 units       1/4/06
T. S. Shaw......................... 4,000 shares/13,000 units       1/4/06
J. C. van Roden.................... 3,000 shares/10,000 units       1/4/06
B. S. Graham.......................  2,500 shares/7,000 units       1/4/06

--------
(1) In addition, Mr. Cosgrove held 35,520 performance shares (valued at $597,180) and Mr. Shaw and Mrs. Graham each held 8,010 performance shares (valued at $134,668) from a 1997 award with a four-year performance cycle under the former Delmarva Power Long Term Incentive Plan. These are pre-existing awards reported in the 1999 Proxy Statement and valued in this Proxy Statement at the share price of Common Stock on December 31, 1999.
(2) Awards of Restricted Shares (Performance Accelerated Restricted Stock or "PARS") and Dividend Equivalent Units ("DEU's") were made to the five named executive officers on January 4, 1999. The payout of PARS may potentially be "performance accelerated". Restrictions may lapse and vesting may accelerate any time after 3 years (i.e., after January 4, 2002) upon achievement of pre-determined levels of total return to shareholders. Otherwise, restrictions lapse after 7 years (i.e., January 4, 2006), provided that at least a defined level of average, total return to shareholders is achieved. As of December 31, 1999, Mr. Cosgrove's 8,500 PARS were valued at $142,906, Messrs. Elson and Shaw's 4,000 PARS were valued at $67,250, Mr. van Roden's 3,000 PARS were valued at $50,438 and Mrs. Graham's 2,500 PARS were valued at $42,032. These values for PARS are based on the December 31, 1999 closing price of $16.8125 per share of Common Stock. One DEU equals the regular quarterly dividend paid on one share of Conectiv Common Stock. The DEU's shown are payable in cash for eight quarters over a two year period ending with the DEU payable January 31, 2001. At that point, the 1999 DEU award lapses.

                                     III-5

                                 PENSION PLAN

  The Conectiv Retirement Plan includes the Cash Balance Pension Plan and grandfathered provisions relating to the Delmarva Retirement Plan and the At-lantic Retirement Plan that apply to employees who had either 20 years of service or were age 50 on the effective date of the Cash Balance Pension Plan (January 1, 1999). Certain executives whose benefits from the Conectiv Retire-ment Plan are limited by the application of federal tax laws also receive ben-efits from the Supplemental Executive Retirement Plan.

Cash Balance Pension Plan

  The named executive officers participate in the Conectiv Retirement Plan and earn benefits that generally become vested after five years of service. Annu-ally, a recordkeeping account in a participant's name is credited with an amount equal to a percentage of the participant's total pay, including base pay, over-time and bonuses, depending on the participant's age at the end of the plan year, as follows:

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

  These accounts also receive interest credits based on average U.S. Treasury Bill rates for the year. In addition, certain annuity benefits earned by par-ticipants under the former Delmarva and Atlantic Retirement Plans are fully protected as of December 31, 1998, and were converted to an equivalent cash amount and included in each participant's initial cash balance account. When a participant terminates employment, the amount credited to his or her account is converted into an annuity or paid in a lump sum.

Supplemental Retirement Benefits

  Supplemental retirement benefits are provided to certain employees, includ-ing each executive officer, whose benefits under the Conectiv Retirement Plan are limited by type of compensation or amount under federal tax laws and regu-lations.

Estimated Retirement Benefits Payable to Named Executive Officers

  The following table shows the estimated retirement benefits, including sup-plemental retirement benefits under the plans applicable to the named execu-tive officers, which would be payable if he or she were to retire at normal retirement age (65), expressed in the form of a lump sum payment. Years of service credited to each named executive officer as of his or her normal re-tirement date are as follows: Mr. Cosgrove, 42; Ms. Graham, 30; Mr. Shaw, 40; Mr. Elson, 16 (8 of which are additional years of service for purposes of the supplemental retirement benefits), and Mr. van Roden, 15.

                                                        Year of     Lump Sum
   Name                                              65th Birthday   Value
   ----                                              ------------- ----------
   H. E. Cosgrove...................................     2008      $4,066,000
   B. S. Graham.....................................     2013       1,763,000(1)
   T. S. Shaw.......................................     2012       2,289,000
   B. R. Elson......................................     2006         957,000
   J. C. van Roden..................................     2014         597,000(1)

--------
(1) Amounts include (i) interest credits for cash balances projected to be 6.26% per annum on annual salary credits and prior service balances, if any, and (ii) accrued benefits as of December 31, 1999 under retirement plans then applicable to the named executive officer. Benefits are not subject to any offset for Social Security payments or other offset amounts and assume no future increases in base pay or total pay.

                                     III-6

  Under the Conectiv Retirement Plan's grandfather provisions, employees who participated in the Delmarva or Atlantic Retirement Plans and who met certain age and service requirements as of December 31, 1998, will have retirement benefits for all years of service up to retirement calculated according to their original benefit formula. This benefit will be compared to the cash bal-ance account and the employee will receive whichever is greater. Estimated benefits are based on the Delmarva Retirement Plan for Messrs. Cosgrove, Shaw and Elson and the Cash Balance Pension Plan for Mrs. Graham (whose benefits under the Cash Balance Pension Plan exceed the benefits under the Delmarva Re-tirement Plan) and Mr. van Roden (who was not grandfathered into the Delmarva Retirement Plan). The amount of benefit under such grandfathering is illus-trated in the following table:

                           Delmarva Retirement Plan
                              PENSION PLAN TABLE
   Annual Retirement Benefits in Specified Remuneration and Years of Service
                                Classifications

Average Annual Earnings
for the 5 Consecutive Years
of Earnings that result in
the Highest Average          15 Yrs.     20 Yrs.     25 Yrs.     30 Yrs.     35 Yrs.
---------------------------  --------    --------    --------    --------    --------
 $300,000 (1)............    $ 70,500    $ 94,000    $117,500    $141,000(2) $164,500(2)
 400,000 (1).............      94,500     126,000     157,500(2)  189,000(2)  220,500(2)
 500,000 (1).............     118,500     158,000(2)  197,500(2)  237,000(2)  276,500(2)
 600,000 (1).............     142,500(2)  190,000(2)  237,500(2)  285,000(2)  332,500(2)
 700,000 (1).............     166,500(2)  222,000(2)  277,500(2)  333,000(2)  388,500(2)
 800,000 (1).............     190,500(2)  254,000(2)  317,500(2)  381,000(2)  444,500(2)

--------
(1) Effective January 1, 1999, annual compensation recognized may not exceed $160,000.
(2) For 1999, the annual limit on annual benefits is $130,000.

  Benefits are payable in the form of a 50% joint and surviving spouse annuity or lump sum. Earnings include base salary, overtime and bonus.

Change in Control Severance Agreements And Other Provisions Relating to Possible Change in Control

  Conectiv has entered into change in control severance agreements with Messrs. Cosgrove, Elson, Shaw, and van Roden and Mrs. Graham and one other se-nior executive. The agreements are intended to encourage the continued dedica-tion of Conectiv's senior management team. The agreements provide potential benefits for these executives upon actual or constructive termination of em-ployment (other than for cause) following a change in control of Conectiv, as defined in the agreements. Each affected executive would receive a severance payment equal to three times base salary and bonus, medical, dental, vision, group life and disability benefits paid by Conectiv for three years after ter-mination of employment, and a cash payment equal to the actuarial equivalent of accrued pension credits equal to 36 months of additional service.

  In the event of a change in control, the Variable Compensation Plan provides that outstanding options become exercisable in full immediately, all condi-tions to the vesting of PARS are deemed satisfied and shares will be fully vested and nonforfeitable, DEU's will become fully vested and be immediately payable, variable compensation deferred under the Management Stock Purchase Program will be immediately distributed, and payment of variable compensation, if any, for the current year will be decided by the Personnel & Compensation Committee. For the Deferred Compensation Plan, this Committee may decide, in the event of a change in control, to distribute all deferrals in cash immedi-ately or continue the deferral elections of participants, in which case Conectiv will fully fund a "springing rabbi trust" to satisfy the obligations. An independent institutional trustee will maintain any trust established by reason of this provision.

                                     III-7

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  All shares of ACE's common stock are owned by Conectiv, ACE's parent company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None

                                     III-8

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

  1. Financial Statements--The following financial statements are contained in
Item 8 of Part II.

                                                                       Page No.
                                                                       ---------
Report of Independent Accountant, PricewaterhouseCoopers LLP.........  II-16
Report of Independent Accountant, Deloitte & Touche LLP..............  II-17
Consolidated Statements of Income for the years ended December 31,
 1999, 1998, and 1997................................................  II-18
Consolidated Statements of Cash Flows for the years ended December
 31, 1999, 1998, and 1997............................................  II-19
Consolidated Balance Sheets as of December 31, 1999 and 1998.........  II-20, 21
Consolidated Statements of Changes in Common Stockholder's Equity for
 the years ended December 31, 1999, 1998, and 1997...................  II-22
Notes to Consolidated Financial Statements...........................  II-23

  2. Financial Statement Schedules

  Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1999, is presented below. No other financial statement schedules have been filed since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or the notes thereto.

                Schedule II--Valuation and Qualifying Accounts
                   Years Ended December 31, 1999, 1998, 1997
                            (Dollars in thousands)

                          Column B          Column C           Column D    Column E
                         ---------- ------------------------- ----------  ----------
                                            Additions
                                    -------------------------
                         Balance at Charged to                            Balance at
                         beginning   cost and    Charged to                 end of
      Description        of period   expenses  other accounts Deductions    period
      -----------        ---------- ---------- -------------- ----------  ----------
1999
Allowance for doubtful
 accounts...............   $3,500     $5,590         --         $5,590(a)   $3,500
Merger-related
 impairment loss on
 assets held for sale...   18,000         --         --             --      18,000
1998
Allowance for doubtful
 accounts...............    3,500      5,003         --          5,003(a)    3,500
Merger-related
 impairment loss on
 assets held for sale...       --     18,000         --             --      18,000
1997
Allowance for doubtful
 accounts...............    3,500      3,935         --          3,935(a)    3,500

--------
(a) Accounts receivable written off.

  3. Exhibits

 Exhibit
 Number
 -------
  2      Amended and Restated Agreement and Plan of Merger, dated as of
         December 26, 1996, between DPL, Atlantic Energy, Inc., Conectiv, Inc.
         and DS Sub, Inc. (Filed with Registration Statement No. 333-18843)

  3-A    Restated Certificate of Incorporation of Atlantic Energy, Inc. (File
         No. 1-9760, Form 10-Q for quarter ended September 30, 1987--Exhibit
         4(a)); Certificate of Amendment to restated Certificate of Incorporation of Atlantic Energy, Inc. dated April 15, 1992 File No.
         33-53511, Form S-8 dated May 6, 1994--Exhibit No. 3(ii)

  3-B    By Laws of Atlantic Energy, Inc. as amended July 13, 1995 (File No. 1-
         9760, Form 10-Q for the quarter ended June 30, 1995--Exhibit 3b(1)

  3-C    Agreement of Merger between Atlantic City Electric Company and South
         Jersey Power & Light Company filed June 30, 1949, and Amendments through May 3, 1991 (File No. 2-71312--Exhibit No. 3(a); File No. 1-
         3559, Form 10-Q for quarter ended June 30, 1982--Exhibit No. 3(b);
         Form 10-Q for quarter ended March 31, 1985--Exhibit No. 3(a); Form 10-
         Q for quarter ended March 31, 1987--Exhibit No. 3(a): Form 8-K dated
         October 12, 1988--Exhibit No. 3(a); Form 10-K for fiscal year ended
         December 31, 1990-- Exhibit No. 3c; and Form 10-Q for quarter ended
         September 30, 1991-- Exhibit No. 3c)

  3-D    Certificate of Merger of Atlantic Energy, Inc. with and into Conectiv,
         Inc. filed with Delaware Secretary of State, effective as of March 1, 1998 (Filed with 1998 Form 10-K, file no. 1-3559)

  3-E    Certificate of Merger of Atlantic Energy, Inc. with and into Conectiv,
         Inc. filed with New Jersey Department of State, effective as of March
         1, 1998 (Filed with 1998 Form 10-K, file no. 1-3559)

  3-F Certificate to change name from Conectiv, Inc. to Conectiv filed with the Delaware Secretary of State pursuant to Section 102(a) of the Delaware General Corporation Law (Filed with 1998 Form 10-K, file no.
         1-3559)

  3-G    By-Laws of Atlantic City Electric Company, as amended April 24, 1989
         (File No. 1-3559, Form 10-Q for the quarter ended September 31, 1989--
         Exhibit No. 3)

  4-A    Mortgage and Deed of Trust, dated January 15, 1937, between Atlantic
         City Electric Company and The Bank of New York (formerly Irving Trust
         Company) and Supplemental Indentures through November 1, 1994 (File
         No. 2-66280--Exhibit No. 2(b); File No. 1-3559, Form 10-K for year ended December 31, 1980--Exhibit No. 4(d); Form 10-Q for quarter ended
         June 30, 1981--Exhibit No. 4(a); Form 10-K for year ended December 31,
         1983--Exhibit No. 4(d); Form 10-Q for quarter ended March 31, 1984--
         Exhibit No. 4(a); Form 10-Q for quarter ended June 30, 1984--Exhibit
         4(a); Form 10-Q for quarter ended September 30, 1985--Exhibit 4; Form
         10-Q for quarter ended March 31, 1986--Exhibit No. 4; Form 10-K for year ended December 31, 1987--Exhibit No. 4(d); Form 10-Q for quarter ended September 30, 1989--Exhibit No. 4(a); Form 10-K for year ended
         December 31, 1990--Exhibit No. 4(c); File No. 33-49279--Exhibit No.
         4(b); File No. 1-3559, Form 10-Q for the quarter ended September 30,
         1993--Exhibits 4(a) & 4(b); Form 10-K for the year ended December 31,
         1993--Exhibit 4c(i); File no. 1-3559, Form 10-Q for the quarter ended
         June 30, 1994-Exhibit 4(a); File No. 1-3559, Form 10-Q for the quarter ended September 30, 1994--Exhibit 4(a); Form 10-K for year ended
         December 31, 1994--Exhibit 4(c)(1)

  4-B    Indenture dated as of March 1, 1997 between Atlantic City Electric
         Company and The Bank of New York filed on Form 8-K, dated March 24,
         1997, File No. 1-3559--Exhibit 4(e)

  4-C Indenture Supplemental dated as of March 1, 1997 to Mortgage and Deed of Trust dated January 15, 1937 between Atlantic City Electric Company and The Bank of New York filed on Form 8-K dated March 24, 1997, File
        No 1-3559, Exhibit 4(b)

  4-D Amended and Restated Trust Agreement, dated as of October 1, 1996, by and among Atlantic City Electric Company, as Depositor, The Bank of New
        York, as Property Trustee, The Bank of New York (Delaware) as Delaware
        Trustee and the Administrative Trustees Named Therein, (File No. 1-
        9760, Form 10-K for year ended December 31, 1996--Exhibit No. 4f(7))

  4-E Junior Subordinated Indenture, dated as of October 1, 1996, by and between Atlantic City Electric Company and The Bank of New York, as
        Trustee, (File No. 1-9760, Form 10-K for year ended December 31, 1996--
        Exhibit No. 4f(8))

  4-F Guarantee Agreement, dated as of October 1, 1996, by and between Atlantic City Electric Company as Guarantor, and The Bank of New York as Guarantee Trustee, (File No. 1-9760, Form 10-K for year ended
        December 31, 1996--Exhibit No. 4f(9))

  4-G Amended and Restated Trust Agreement, dated as of October 1, 1998, by and among Atlantic City Electric Company, as Depositor, The Bank of New
        York, as Property Trustee, The Bank of New York (Delaware) as Delaware
        Trustee and the Administrative Trustees Named Therein (Filed with 1998
        Form 10-K, file no. 1-3559)

  4-H Junior Subordinated Indenture, dated as of October 1, 1998, by and between Atlantic City Electric Company and The Bank of New York, as
        Trustee (Filed with 1998 Form 10-K, file no. 1-3559)

  4-I Guarantee Agreement, dated as of October 1, 1998, by and between Atlantic City Electric Company as Guarantor, and The Bank of New York as Guarantee Trustee (Filed with 1998 Form 10-K, file no. 1-3559)

 10-A   Termination Agreement dated August 14, 1997 between Atlantic Energy,
        Inc. and Michael J. Chesser. (Filed with 1997 Form 10-K, file No. 1-
        3559)

 10-B   Agreement as to ownership as tenants in common of the Salem Nuclear
        Generating Station Units 1, 2, and 3, dated November 24, 1971, and of
        Supplements, dated as of September 1, 1975, and as of January 26, 1977
        (File No. 2-43137--Exhibit No. 5(p); File No. 2-60966--Exhibit No.
        5(m); and File No. 2-58430--Exhibit No. 5(o))

 10-C   Agreement as to ownership as tenants in common of the Peach Bottom
        Atomic Power Station Units 2 and 3, dated November 24, 1971 and of
        Supplements dated as of September 1, 1975 and as of January 26, 1977
        (File No. 2-43137--Exhibit No. 5(o); File No. 2-60966--Exhibit No.
        5(j); File No. 2-58430--Exhibit No. 5(m))

 10-D   Owners Agreement, dated April 28, 1977 between Atlantic City Electric
        Company and Public Service Electric & Gas Company for the Hope Creek
        Generating Station Units No. 1 and 2 (File No. 2-60966--Exhibit No.
        5(v))

 10-E Amendment to Owners Agreement for Hope Creek Generating Station, dated as of December 23, 1981, between Atlantic City Electric Company and
        Public Service Electric & Gas Company (File No. 1-3559, Form 10-K for year ended December 31, 1983--Exhibit No. 10b(3-2))

 12-A   Ratio of earnings to fixed charges, filed herewith

 12-B Ratio of earnings to fixed charges and preferred dividends, filed herewith

 23     Consent of Independent Accountants, filed herewith

 27     Financial Data Schedule, filed herewith

 99 Pro Forma Financial Statements--Generation Asset Sale and Transfer, filed herewith

(b) Reports on Form 8-K

  The following Reports on Form 8-K were filed in the fourth quarter of 1999.

  On October 7, 1999, ACE filed a Report on Form 8-K dated September 30, 1999 reporting on Item 5, Other Events, and Item 7 (c), Exhibits.

  On October 26, 1999, ACE filed a Report on Form 8-K dated October 26, 1999 reporting on Item 5, Other Events.

                                  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                          Atlantic City Electric
                                           Company(Registrant)

                                                   /s/ John C. van Roden
                                          By: _________________________________
                                              (John C. van Roden, Senior Vice
                                               President and Chief Financial
                                                         Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities indicated, on March 29, 2000 .

                 Signature                                 Title
                 ---------                                 -----

          /s/ Howard E. Cosgrove            Chairman of the Board, President,
___________________________________________  and Chief Executive Officer
           (Howard E. Cosgrove)

           /s/ John C. van Roden            Senior Vice President and Chief
___________________________________________  Financial Officer
            (John C. van Roden)

            /s/ James P. Lavin              Controller and Chief Accounting
___________________________________________  Officer
             (James P. Lavin)

            /s/ Thomas S. Shaw              Director
___________________________________________
             (Thomas S. Shaw)

            /s/ Barry R. Elson              Director
___________________________________________
             (Barry R. Elson)

           /s/ Barbara S. Graham            Director
___________________________________________
            (Barbara S. Graham)

                                 Exhibit Index



      Exhibit
      Number          Description
      -------------   ----------------------------------------------------------

      12-A            Ratio of Earnings to Fixed Charges

      12-B            Ratio of Earnings to Fixed Charges and Preferred Dividends

      23              Consent of Independent Accountants

      27              Financial Data Schedule

      99              Pro Forma Financial Statements--Generation Asset Sale and
                      Transfer