Form 10-Q
period 2000-03-31
ATLANTIC CITY ELECTRIC CO
filed 2000-05-12
CIK 8192

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2000
                                   --------------

OR
--

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



Commission file number  1-3559

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                       21-0398280
------------------------------                          -----------------
   (State of incorporation)                             (I.R.S. Employer
                                                        Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware           19899
-----------------------------------------------------      ------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code         302-429-3114
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

                               Table of Contents
                               -----------------


                                                                       Page
                                                                       ----

Part I.  Financial Information:

  Item 1.  Financial Statements

           Consolidated Statements of Income for the three months
           ended March 31, 2000, and March 31, 1999..................     1

           Consolidated Balance Sheets as of March 31, 2000 and
           December 31, 1999.........................................   2-3

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2000, and March 31, 1999..................     4

           Notes to Consolidated Financial Statements................   5-7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................  8-11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    12

Part II. Other Information

  Item 1.  Legal Proceedings.........................................    13

  Item 6.  Exhibits and Reports on Form 8-K..........................    13

Signature............................................................    14

                        Part 1.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements


                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                       -----------------------------
                                                            2000            1999
                                                       -------------    ------------

OPERATING REVENUES                                        $ 208,886        $244,839
                                                       -------------    ------------


OPERATING EXPENSES
 Electric fuel and purchased energy and capacity             89,955         114,906
 Operation and maintenance                                   61,042          53,230
 Depreciation and amortization                               25,695          28,694
 Taxes other than income taxes                                9,514           9,975
                                                       -------------    ------------
                                                            186,206         206,805
                                                       -------------    ------------
OPERATING INCOME                                             22,680          38,034
                                                       -------------    ------------

OTHER INCOME                                                  1,622           2,244
                                                       -------------    ------------

INTEREST EXPENSE
 Interest charges                                            19,866          14,647
 Allowance for borrowed funds used during
  construction and capitalized interest                        (176)           (167)
                                                       -------------    ------------
                                                             19,690          14,480
                                                       -------------    ------------

PREFERRED DIVIDEND REQUIREMENTS ON
 PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                    1,905           1,920
                                                       -------------    ------------

INCOME BEFORE INCOME TAXES                                    2,707          23,878

INCOME TAXES                                                  1,134           8,787
                                                       -------------    ------------

NET INCOME                                                    1,573          15,091

DIVIDENDS ON PREFERRED STOCK                                    533             533
                                                       -------------    ------------

EARNINGS APPLICABLE TO COMMON STOCK                       $   1,040        $ 14,558
                                                       =============    ============


See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                     March 31,       December 31,
                                                       2000              1999
                                                  ---------------   ---------------
ASSETS

Current Assets
    Cash and cash equivalents                       $   11,300        $    7,924
    Accounts receivable, net of allowances
       of $3,500 and $3,500, respectively              130,211           133,879
    Intercompany loan receivable                        69,663            73,532
    Inventories, at average cost
       Fuel (coal and oil)                              13,511            19,598
       Materials and supplies                            9,799             8,890
    Prepaid income taxes                                19,752            88,483
    Deferred income taxes, net                          25,553             6,245
    Other prepayments                                      594             2,223
                                                  ---------------   ---------------
                                                       280,383           340,774
                                                  ---------------   ---------------

Investments
    Funds held by trustee                              107,113           105,268
    Other investments                                      114               103
                                                  ---------------   ---------------
                                                       107,227           105,371
                                                  ---------------   ---------------

Property, Plant and Equipment
    Electric generation                                257,536           256,899
    Electric transmission and distribution           1,233,529         1,224,644
    Other electric facilities                          126,473           128,388
    Other property, plant, and equipment                 5,772             5,772
                                                  ---------------   ---------------
                                                     1,623,310         1,615,703
    Less: Accumulated depreciation                     637,709           626,080
                                                  ---------------   ---------------
    Net plant in service                               985,601           989,623
    Construction work-in-progress                       37,445            46,025
    Leased nuclear fuel, at amortized cost              27,817            30,391
                                                  ---------------   ---------------
                                                     1,050,863         1,066,039
                                                  ---------------   ---------------

Deferred Charges and Other Assets
    Recoverable stranded costs                         981,188           988,273
    Unrecovered purchased power costs                   25,318            28,923
    Deferred recoverable income taxes                   21,867            21,867
    Unrecovered New Jersey state excise taxes           19,600            22,567
    Deferred debt refinancing costs                     13,137            13,574
    Deferred other postretirement benefit costs         31,855            32,479
    Unamortized debt expense                            13,824            14,197
    Other                                               21,939            20,595
                                                  ---------------   ---------------
                                                     1,128,728         1,142,475
                                                  ---------------   ---------------

Total Assets                                        $2,567,201        $2,654,659
                                                  ===============   ===============

See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                          March 31,      December 31,
                                                                            2000            1999
                                                                       ---------------  --------------

CAPITALIZATION AND LIABILITIES

Current Liabilities
 Short-term debt                                                         $         -      $   30,000
 Long-term debt due within one year                                               75          46,075
 Variable rate demand bonds                                                   22,600          22,600
 Accounts payable                                                             48,575          62,169
 Interest accrued                                                             15,378          20,182
 Dividends payable                                                            18,107          18,071
 Current capital lease obligation                                             15,480          15,480
 Deferred energy supply costs                                                 55,542          46,375
 Above-market purchased energy contracts
  and other electric restructuring liabilities                                 7,308           7,992
 Other                                                                        38,187          31,893
                                                                       ---------------  --------------
                                                                             221,252         300,837
                                                                       ---------------  --------------

Deferred Credits and Other Liabilities
 Deferred income taxes, net                                                  403,346         389,594
 Regulatory liability for New Jersey income tax benefit                       49,262          49,262
 Above-market purchased energy contracts
  and other electric restructuring liabilities                                17,431          16,921
 Deferred investment tax credits                                              38,975          39,608
 Long-term capital lease obligation                                           12,310          14,911
 Pension benefit obligation                                                   21,765          20,309
 Other postretirement benefit obligation                                      41,537          42,952
 Other                                                                        19,201          22,381
                                                                       ---------------  --------------
                                                                             603,827         595,938
                                                                       ---------------  --------------

Capitalization
 Common stock, $3 par value; shares authorized:
  25,000,000; shares outstanding: 18,320,937                                  54,963          54,963
 Additional paid-in capital                                                  493,007         493,007
 Retained earnings                                                           114,194         129,981
                                                                       ---------------  --------------
  Total common stockholder's equity                                          662,164         677,951
 Preferred stock subject to mandatory redemption                              23,950          23,950
 Preferred stock not subject to mandatory redemption                           6,231           6,231
 Preferred securities of subsidiary trusts subject to mandatory
  redemption                                                                  95,000          95,000
 Long-term debt                                                              954,777         954,752
                                                                       ---------------  --------------
                                                                           1,742,122       1,757,884
                                                                       ---------------  --------------

 Commitments and Contingencies (Note 5)

Total Capitalization and Liabilities                                     $ 2,567,201      $2,654,659
                                                                       ===============  ==============

See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                Three Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                                2000           1999
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $  1,573       $ 15,091
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                             29,071         28,083
      Investment tax credit adjustments, net                      (633)          (634)
      Deferred income taxes, net                                (5,556)        (9,860)
      Deferred energy supply costs                               7,303         20,344
      Net change in:
         Accounts receivable                                    12,150         10,470
         Inventories                                             5,178         (5,669)
         Prepaid New Jersey sales & excise taxes                 2,287         19,437
         Accounts payable                                      (13,594)       (18,289)
         Taxes accrued                                          68,731         18,489
         Other current assets and liabilities (1)                  832         (5,558)
   Other, net                                                      855          3,929
                                                            ------------   ------------
   Net cash provided by operating activities                   108,197         75,833
                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Intercompany loan receivable                                  3,869           -
   Capital expenditures                                        (11,882)        (6,100)
   Deposits to nuclear decommissioning trust funds                -            (1,606)
   Other, net                                                     (108)         2,620
                                                            ------------   ------------
   Net cash used by investing activities                        (8,121)        (5,086)
                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common dividends paid                                       (16,827)       (20,304)
   Preferred dividends paid                                       (497)          (533)
   Long-term debt redeemed                                     (46,000)          -
   Principal portion of capital lease payments                  (3,376)        (3,120)
   Net change in short-term debt                               (30,000)          -
   Other, net                                                     -              (468)
                                                            ------------   ------------
   Net cash used by financing activities                       (96,700)       (24,425)
                                                            ------------   ------------
   Net change in cash and cash equivalents                       3,376         46,322
   Cash and cash equivalents at beginning of period              7,924         28,767
                                                            ------------   ------------
   Cash and cash equivalents at end of period                 $ 11,300       $ 75,089
                                                            ============   ============


   (1) Other than debt and deferred income taxes classified as current.

   See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)


NOTE 1.  FINANCIAL STATEMENT PRESENTATION
-------  --------------------------------

The consolidated condensed interim financial statements contained herein include the accounts of Atlantic City Electric Company (ACE) and its wholly-owned subsidiaries and reflect all adjustments necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures which would substantially duplicate the disclosures in ACE's 1999 Annual Report on Form 10-K have been omitted. Accordingly, ACE's consolidated condensed interim financial statements contained herein should be read in conjunction with ACE's 1999 Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q for additional relevant information.

Within the Consolidated Statements of Income, amounts previously reported for the three months ended March 31, 1999 as "Electric fuel and purchased power" and "Purchased electric capacity" have been combined and reported as "Electric fuel and purchased energy and capacity." Certain other reclassifications of prior period data have been made to conform with the current presentation.


NOTE 2.  PLANNED ASSET SALES
-------  -------------------

For information concerning agreements for the sale of the nuclear and non-strategic baseload fossil electric generating plants of ACE, see Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 1999 Annual Report on Form 10-K.


NOTE 3.  RATE MATTERS
-------  ------------

An update to the information previously reported in Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 1999 Annual Report on Form 10-K is presented below.

NEW JERSEY ELECTRIC UTILITY INDUSTRY RESTRUCTURING

As previously disclosed, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. The NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G). In April 2000, the appeals of the NJBPU's restructuring order for PSE&G were denied by the Appellate Division of the New Jersey Superior Court. On May 2, 2000, one of the appellants filed a notice of its intention to request the New Jersey Supreme Court to exercise its discretion to review the unanimous Appellate Division decision.


NOTE 4.  DEBT
-------  ----

ACE redeemed $46.0 million of 6.83% Medium Term Notes at maturity on January 26, 2000.

NOTE 5.  CONTINGENCIES
-------  --------------

Environmental Matters

ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection. ACE is also a defendant in an action to recover costs at a federal superfund site in Gloucester County, New Jersey. There is $1.0 million included in ACE's current liabilities as of March 31, 2000 and December 31, 1999 for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

Nuclear Insurance

In conjunction with ACE's ownership interests in Peach Bottom Atomic Power Station (Peach Bottom), Salem Nuclear Generating Station (Salem), and Hope Creek Nuclear Generating Station (Hope Creek), ACE could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third party claims relating to such an incident exceed $200 million (the amount of primary insurance), ACE could be assessed up to $30.7 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

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


NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION
-------  ----------------------------------


                                          THREE MONTHS ENDED
                                               MARCH 31,
                                          ------------------
                                            2000      1999
                                          --------   -------
                                        (Dollars in thousands)
CASH PAID (RECEIVED) FOR:
 Interest, net of amounts capitalized     $ 23,527   $15,213
 Income taxes, net of refunds             $(61,444)  $    63

As shown above, ACE received a $61.4 million income tax refund during the three months ended March 31, 2000. The income tax refund was related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown). For additional information concerning the contract termination, see Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 1999 Annual Report on Form 10-K.

NOTE 7.  BUSINESS SEGMENTS
-------  -----------------

Conectiv's organizational structure and management reporting information are aligned with Conectiv's business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for ACE on a stand-alone basis.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "intend," "will," "anticipate," "estimate," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: the effects of deregulation of energy supply and the unbundling of delivery services; the ability to enter into purchased power agreements on terms acceptable to ACE; market demand and prices for energy, capacity, and fuel; weather variations affecting energy usage; operating performance of power plants; an increasingly competitive marketplace; results of any asset dispositions; sales retention and growth; federal and state regulatory actions; future litigation results; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. ACE undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

EARNINGS RESULTS SUMMARY
-------------------------

In the first quarter of 2000, earnings applicable to common stock were $1.0 million, which was a $13.5 million decrease compared to earnings for the first quarter of 1999. The earnings decrease was mainly due to lower electric revenues, reflecting the effect of customer rate decreases and a lower volume of electricity delivered, and higher operation and maintenance expenses.

PLANNED DIVESTITURE OF ELECTRIC GENERATING PLANTS
-------------------------------------------------

As previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) under "Deregulated Generation and Power Plant Divestiture" on page II-6 of ACE's 1999 Annual Report on Form 10-K, Conectiv is building mid-merit electric generating plants and is selling the nuclear and non-strategic baseload fossil electric generating plants of ACE. The strategic electric generating plants of ACE which are being retained by Conectiv are expected to be transferred to another Conectiv subsidiary during mid-2000. In anticipation of this transaction, ACE plans to form a new subsidiary, Conectiv Atlantic Generation LLC (CAG), which will be a subsidiary of ACE REIT, Inc, which is currently an inactive ACE subsidiary. After the necessary regulatory approvals are obtained, management expects to transfer the strategic electric generating plants of ACE, with approximately 502 MW of capacity to CAG. After the electric generating plants are transferred to CAG, the ownership of ACE REIT, Inc. and CAG will be transferred to a Conectiv subsidiary that will hold subsidiaries engaged in non-regulated electricity production and sales, and energy trading and marketing.

As a result of the transfers and expected sales of electric generating plants, the principal business of ACE is expected to be the transmission and distribution of electricity by late-2000. The businesses of ACE will also include supplying electricity to customers who do not choose an alternative electricity supplier (Basic Generation Service or "BGS"); power purchased by ACE will be the source of the electricity supplied to its BGS customers. ACE expects to enter into additional long-term purchased power agreements in the third quarter of 2000 in order to supply its BGS customers.

ACE's exit from the business of electricity production is expected to cause a decrease in ACE's earnings capacity.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING
----------------------------------------

An update to the information previously reported in the MD&A under "Electric Utility Industry Restructuring," beginning on page II-4 of ACE's 1999 Annual Report on Form 10-K is presented below.

NEW JERSEY ELECTRIC UTILITY INDUSTRY RESTRUCTURING

As previously disclosed, the NJBPU issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. The NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order concerning restructuring the electricity supply business of PSE&G. In April 2000, the appeals of the NJBPU's restructuring order for PSE&G were denied by the Appellate Division of the New Jersey Superior Court. On May 2, 2000, one of the appellants filed a notice of its intention to request the New Jersey Supreme Court to exercise its discretion to review the unanimous Appellate Division decision.

OPERATING REVENUES
------------------


                                 THREE MONTHS ENDED
                                      MARCH 31,
                                   --------------
                                    2000    1999
                                   ------  ------
                                (Dollars in millions)
Regulated electric revenues        $196.8  $242.4
Non-regulated electric revenues       9.1       -
Other revenues                        3.0     2.4
                                   ------  ------
Total operating revenues           $208.9  $244.8
                                   ======  ======

The table above shows the amounts of electric revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and BGS.

Regulated electric revenues decreased by $45.6 million due to the following: (a) a $13.7 million revenue decrease due to rate decreases for electric utility industry restructuring and savings resulting from termination of the Pedricktown purchased power contract; (b) a $5.6 million revenue decrease due to customers choosing alternative electricity suppliers; (c) a $6.3 million revenue decrease due to over-recoveries of BGS costs; and (d) a $20.0 million decrease primarily due to lower volumes of electricity delivered, including the effect of the shutdown of two major customers.

The gross margin (revenues less related fuel and purchased power costs) earned from regulated electricity sales, decreased by approximately $16.9 million.

Non-regulated electric revenues of $9.1 million for the first quarter of 2000 resulted primarily from the sale of the electricity generated by ACE's deregulated electric generating plants. Under the terms of the Summary Order issued by NJBPU on July 15, 1999, the electricity generated by ACE's combustion turbines (502 MW of capacity) and the Deepwater electric generating plant (239 MW of capacity), may be sold in deregulated markets; ACE's other electric generating plants are dedicated to supplying BGS until they are sold. For additional information concerning commodity market risk associated with ACE's deregulated generation, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.

OPERATING EXPENSES
-------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" decreased $25.0 million in the first quarter of 2000 primarily due to costs which were recorded in the first quarter of 1999 pursuant to the energy adjustment clause which was eliminated effective August 1, 1999, in connection with restructuring the electric utility industry.

Operation and Maintenance Expenses

Operation and maintenance expenses increased $7.8 million in the first quarter of 2000 primarily due to increases in the operating expenses of jointly-owned power plants and customer care expenses associated with electric delivery customers.

Depreciation and amortization

Depreciation and amortization expenses decreased $3.0 million mainly due to the write-downs in the third and fourth quarters of 1999 of electric generating plants in connection with restructuring the electric utility industry in New Jersey. Amortization of "Recoverable stranded costs" partly offset the decrease from lower depreciation of power plants.

INCOME TAXES
------------

Income taxes decreased $7.7 million mainly due to lower income before income taxes.

INTEREST EXPENSE
----------------

Interest charges increased $5.2 million primarily due to $4.1 million of interest charges on the $228.5 million borrowing in December 1999 to finance the payment to terminate the Pedricktown purchased power contract, and $1.0 million of interest expense accrued on ACE's regulatory liability related to BGS.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Due to $108.2 million of cash provided by operating activities, $8.1 million of cash used by investing activities, and $96.7 million of cash used by financing activities, cash and cash equivalents increased by $3.4 million during the first quarter of 2000.

Net cash provided by operating activities for the first quarter of 2000 included positive cash flow from a $61.4 million income tax refund, which was related to the tax benefit associated with the December 1999 payment to terminate the Pedricktown purchased power contract. In the first quarter of 1999, $0.1 million of income taxes were paid. Excluding the $61.5 million positive variance in cash flow attributed to income taxes, net cash flow from operations decreased by $29.1 million primarily due to prior-year over-collections of energy costs from customers, lower electricity sales, higher interest expense payments, and slower collections of accounts receivable.

As of March 31, 2000, ACE had prepaid income taxes of $19.8 million in comparison to prepaid income taxes of $88.5 million as of December 31, 1999. The $68.7 million decrease in prepaid income taxes was mainly due to the $61.4 million income tax refund received in the first quarter of 2000.

Capital expenditures of $11.9 million for the first quarter of 2000 were primarily for electric transmission and distribution system upgrades.

Financing activities used cash of $96.7 million primarily due to redemption of $46.0 million of 6.83% Medium Term Notes at maturity on January 26, 2000, the repayment of $30.0 million of short-term debt, and the payment of a $16.8 million common dividend to Conectiv.

ACE's capital structure, including short-term debt, variable rate demand bonds and current maturities of long-term debt, is shown below as of March 31, 2000 and December 31, 1999, expressed as a percentage of total capitalization.


                                                       March 31,    December 31,
                                                         2000           1999
                                                         ----           ----
Common stockholder's equity                              37.5%          36.5%
Preferred stock and preferred trust securities            7.1%           6.7%
Long-term debt, including current maturities,
  variable rate demand bonds, and short-term debt        55.4%          56.8%

ACE's ratio of earnings to fixed charges under the SEC Methods are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.


                                            12 Months
                                              Ended      Year Ended December 31,
                                            March 31,  ----------------------------
                                              2000     1999  1998  1997  1996  1995
                                            ---------  ----  ----  ----  ----  ----
 Ratio of Earnings to
   Fixed Charges (SEC Method)                    2.19  2.57  1.66  2.84  2.59  3.19
 Ratio of Earnings to Fixed Charges and
  Preferred Dividends (SEC Method)               2.09  2.44  1.55  2.58  2.16  2.43

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on pages II-13 to II-14 of ACE's 1999 Annual Report on Form 10-K, ACE is subject to market risks, including interest rate risk, equity price risk, and commodity price risk. An update concerning ACE's commodity price risk is below.

Effective August 1, 1999, 741 MW of capacity of ACE's electric generating plants was deregulated. The megawatt-hour (MWH) output of these plants is sold in markets not subject to price regulation. ACE hedges the MWH output of the deregulated portion of its electric generating units primarily through forward contracts, which are used to lock-in selling prices for electricity. ACE also writes (or sells) options for sale of the electric generating plants' MWH output.

ACE uses a value-at-risk model to assess the market risk of the electricity output of its deregulated generating units. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. ACE estimates value-at-risk using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period.

ACE's calculated value-at-risk with respect to its commodity price exposure was approximately $12.7 million as of March 31, 2000, in comparison to $6.4 million as of December 31, 1999. The increase in value-at-risk was primarily due to increased hedging, with forward contracts, of the deregulated portion of the electricity output of ACE's power plants.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The municipal utility within the City of Vineland has built electric distribution facilities to a previously undeveloped area that is both within the city limits and ACE's franchised service area. After unsuccessful negotiations with the City of Vineland, ACE has initiated litigation before the NJBPU to defend its franchise right to serve. Because the area has previously been undeveloped, the outcome of the litigation, even if negative, will have no immediate effects on revenue.

In addition, the City of Vineland has recently initiated a process to appraise all of ACE's electric distribution property located within the municipal boundaries. This process may or may not lead to an effort by the City of Vineland to condemn ACE's electric distribution property. ACE intends to oppose any involuntary condemnation and, alternatively, to ensure that there is adequate compensation for any property condemned.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibits
---------

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27,  Financial Data Schedule

Reports on Form 8-K
--------------------

On January 31, 2000, ACE filed a Current Report on Form 8-K dated January 18, 2000 reporting on Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

On March 22, 2000, ACE filed a Current Report on Form 8-K dated March 22, 2000 reporting on Item 5, Other Events.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Atlantic City Electric Company
                               ------------------------------
                                        (Registrant)



Date:  May 12, 2000            /s/ John C. van Roden
       ------------            ---------------------
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