Form 10-Q
period 2000-06-30
ATLANTIC CITY ELECTRIC CO
filed 2000-08-11
CIK 8192

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

/X/    QUARTERLY   REPORT   PURSUANT   TO   SECTION  13  OR   15(d)  OF   THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000
                                      -------------

OR
--

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934



Commission file number  1-3559

                        Atlantic City Electric Company
                        ------------------------------
            (Exact name of registrant as specified in its charter)

         New Jersey                             21-0398280
         ----------                             ------------
  (State of incorporation)                     (I.R.S. Employer
                                             Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware           19899
-----------------------------------------------------      ------------
  (Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code         302-429-3114
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

                               Table of Contents
                               -----------------


                                                            Page
                                                            ----

Part I.    Financial Information:

    Item 1.  Financial Statements

             Consolidated Statements of Income for the three and six months
             ended June 30, 2000, and June 30, 1999........................      1

             Consolidated Balance Sheets as of June 30, 2000 and
             December 31, 1999.............................................    2-3

             Consolidated Statements of Cash Flows for the six months
             ended June 30, 2000, and June 30, 1999........................      4

             Notes to Consolidated Financial Statements....................    5-8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................   9-14

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk....  14-15

Part II.   Other Information

    Item 6.  Exhibits and Reports on Form 8-K..............................     16

Signature..................................................................     17



                        Part 1.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements


                        ATLANTIC CITY ELECTRIC COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                                           Three Months Ended                  Six Months Ended
                                                               June 30,                            June 30,
                                                       ----------------------------         ----------------------------
                                                         2000             1999               2000               1999
                                                       ----------------------------         ----------------------------


OPERATING REVENUES                                      $236,249      $246,143                $445,135       $490,982
                                                       ------------- --------------         -------------- -------------


OPERATING EXPENSES
  Electric fuel and purchased energy and capacity        105,180       108,353                 195,135        223,259
  Operation and maintenance                               60,510        64,527                 121,552        117,757
  Depreciation and amortization                           25,612        28,788                  51,307         57,482
  Taxes other than income taxes                            8,536         8,508                  18,050         18,483
                                                       ------------- --------------         -------------- -------------
                                                         199,838       210,176                 386,044        416,981
                                                       ------------- --------------         -------------- -------------
OPERATING INCOME                                          36,411        35,967                  59,091         74,001
                                                       ------------- --------------         -------------- -------------

OTHER INCOME                                               1,394         4,197                   3,016          6,441
                                                       ------------- --------------         -------------- -------------

INTEREST EXPENSE
  Interest charges                                        18,971        14,860                  38,837         29,507
  Allowance for borrowed funds used during
     construction and capitalized interest                  (183)         (152)                   (359)          (319)
                                                       ------------- --------------         -------------- -------------
                                                          18,788        14,708                  38,478         29,188
                                                       ------------- --------------         -------------- -------------

PREFERRED DIVIDEND REQUIREMENTS ON
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                1,904         1,905                   3,809          3,825
                                                       ------------- --------------         -------------- -------------

INCOME BEFORE INCOME TAXES                                17,113        23,551                  19,820         47,429

INCOME TAXES                                               3,000         8,673                   4,134         17,460
                                                       ------------- --------------         -------------- -------------

NET INCOME                                                14,113        14,878                  15,686         29,969

DIVIDENDS ON PREFERRED STOCK                                 532           533                   1,065          1,066
                                                       ------------- --------------         -------------- -------------

EARNINGS APPLICABLE TO COMMON STOCK                     $ 13,581      $ 14,345                $ 14,621       $ 28,903
                                                       ============= ==============         ============== =============


See accompanying Notes to Consolidated Financial Statements

                        ATLANTIC CITY ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                 June 30,      December 31,
                                                  2000             1999
                                              ---------------  ---------------
ASSETS

Current Assets
  Cash and cash equivalents                   $    4,963       $    7,924
  Accounts receivable, net of allowances
    of $3,500 and $3,500, respectively           135,065          133,879
  Intercompany loan receivable                    55,126           73,532
  Inventories, at average cost
    Fuel (coal and oil)                           12,597           19,598
    Materials and supplies                         9,575            8,890
  Prepaid income taxes                            18,128           88,483
  Deferred income taxes, net                      18,697            6,245
  Prepaid New Jersey sales and excise taxes       31,260             -
  Other prepayments                                1,510            2,223
                                              ---------------  ---------------
                                                 286,921          340,774
                                              ---------------  ---------------

Investments                                      108,762          105,371
                                              ---------------  ---------------

Property, Plant and Equipment
  Electric generation                            258,147          256,899
  Electric transmission and distribution       1,244,887        1,224,644
  Other electric facilities                      122,908          128,388
  Other property, plant, and equipment             5,772            5,772
                                              ---------------  ---------------
                                               1,631,714        1,615,703
  Less: Accumulated depreciation                 649,641          626,080
                                              ---------------  ---------------
  Net plant in service                           982,073          989,623
  Construction work-in-progress                   41,430           46,025
  Leased nuclear fuel, at amortized cost          26,366           30,391
                                              ---------------  ---------------
                                               1,049,869        1,066,039
                                              ---------------  ---------------

Deferred Charges and Other Assets
  Recoverable stranded costs                     974,095          988,273
  Unrecovered purchased power costs               21,708           28,923
  Deferred recoverable income taxes               20,531           21,867
  Unrecovered New Jersey state excise taxes       16,577           22,567
  Deferred debt refinancing costs                 12,894           13,574
  Deferred other postretirement benefit costs     31,230           32,479
  Unamortized debt expense                        13,361           14,197
  Other                                           23,168           20,595
                                              ---------------  ---------------
                                               1,113,564        1,142,475
                                              ---------------  ---------------

Total Assets                                  $2,559,116       $2,654,659
                                              ===============  ===============


See accompanying Notes to Consolidated Financial Statements.


                              ATLANTIC CITY ELECTRIC COMPANY
                               CONSOLIDATED BALANCE SHEETS
                                  (Dollars in Thousands)
                                       (Unaudited)


                                                                      June 30,    December 31,
                                                                        2000          1999
                                                                   -----------   -----------

CAPITALIZATION AND LIABILITIES

Current Liabilities
 Short-term debt                                                   $      -      $   30,000
 Long-term debt due within one year                                    10,075        46,075
 Variable rate demand bonds                                            22,600        22,600
 Accounts payable                                                      55,615        62,169
 Interest accrued                                                      20,860        20,182
 Dividends payable                                                     17,906        18,071
 Current capital lease obligation                                      15,480        15,480
 Deferred energy supply costs                                          41,638        46,375
 Above-market purchased energy contracts
  and other electric restructuring liabilities                          7,785         7,992
 Other                                                                 34,141        31,893
                                                                   -----------   -----------
                                                                      226,100       300,837
                                                                   -----------   -----------

Deferred Credits and Other Liabilities
 Deferred income taxes, net                                           406,847       389,594
 Regulatory liability for New Jersey income tax benefit                49,262        49,262
 Above-market purchased energy contracts
  and other electric restructuring liabilities                         16,877        16,921
 Deferred investment tax credits                                       37,707        39,608
 Long-term capital lease obligation                                    10,886        14,911
 Pension benefit obligation                                            23,168        20,309
 Other postretirement benefit obligation                               40,122        42,952
 Other                                                                 19,246        22,381
                                                                   -----------   -----------
                                                                      604,115       595,938
                                                                   -----------   -----------

Capitalization
 Common stock, $3 par value; shares authorized:
  25,000,000; shares outstanding: 18,320,937                           54,963        54,963
 Additional paid-in capital                                           493,007       493,007
 Retained earnings                                                    110,948       129,981
                                                                   -----------   -----------
  Total common stockholder's equity                                   658,918       677,951
 Preferred stock not subject to mandatory redemption                    6,231         6,231
 Preferred stock subject to mandatory redemption                       23,950        23,950
 Preferred securities of subsidiary trusts subject to mandatory
  redemption                                                           95,000        95,000
 Long-term debt                                                       944,802       954,752
                                                                   -----------   -----------
                                                                    1,728,901     1,757,884
                                                                   -----------   -----------

 Commitments and Contingencies (Note 6)                                  -               -
                                                                   -----------   -----------

Total Capitalization and Liabilities                               $2,559,116    $2,654,659
                                                                   ===========   ===========


See accompanying Notes to Consolidated Financial Statements.



                        ATLANTIC CITY ELECTRIC COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                       Six Months Ended
                                                                           June 30,
                                                               ---------------------------------
                                                                   2000                 1999
                                                               ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $    15,686          $    29,969
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                  57,688               62,962
     Investment tax credit adjustments, net                         (1,901)              (1,267)
     Deferred income taxes, net                                      6,137              (14,713)
     Deferred energy supply costs                                   (6,601)              23,855
     Net change in:
       Accounts receivable                                           7,296               (6,185)
       Inventories                                                   6,316               (6,611)
       Prepaid New Jersey sales & excise taxes                     (33,308)             (20,156)
       Accounts payable                                             (6,554)              (9,081)
       Taxes accrued                                                70,355                6,923
       Other current assets and liabilities (1)                      6,908                7,570
  Other, net                                                         3,961                 (847)
                                                               ------------         ------------
  Net cash provided by operating activities                        125,983               72,419
                                                               ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Intercompany loan receivable                                      18,406                  -
  Capital expenditures                                             (28,112)             (14,947)
  Deposits to nuclear decommissioning trust funds                     (405)              (3,212)
  Other, net                                                        (1,567)                 366
                                                               ------------         ------------
  Net cash used by investing activities                            (11,678)             (17,793)
                                                               ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                            (33,655)             (40,608)
  Preferred dividends paid                                          (1,230)              (1,840)
  Long-term debt redeemed                                          (46,000)             (48,900)
  Principal portion of capital lease payments                       (6,381)              (5,480)
  Net change in short-term debt                                    (30,000)              30,000
  Other, net                                                           -                    (61)
                                                               ------------         ------------
  Net cash used by financing activities                           (117,266)             (66,889)
                                                               ------------         ------------
  Net change in cash and cash equivalents                           (2,961)             (12,263)
  Cash and cash equivalents at beginning of period                   7,924               28,767
                                                               ------------         ------------
  Cash and cash equivalents at end of period                   $     4,963          $    16,504
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

Within the Consolidated Statements of Income, amounts previously reported for the three and six months ended June 30, 1999 as "Electric fuel and purchased power" and "Purchased electric capacity" have been combined and reported as "Electric fuel and purchased energy and capacity." Certain other reclassifications of prior period data have been made to conform with the current presentation.


Note 2.  Divestiture of Electric Generating Plants
-------  -----------------------------------------

As previously disclosed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 1999 Annual Report on Form 10-K, Conectiv is building mid-merit electric generating plants and is selling the nuclear and non-strategic baseload fossil electric generating plants of ACE. Consummation of the sales of the nuclear and non-strategic baseload fossil electric generating plants is subject to the receipt of required regulatory approvals.
In addition, the agreements for the sales of the electric generating plants contemplate that the sales of the plants of ACE and Delmarva Power & Light Company (a Conectiv subsidiary) will occur simultaneously. Although management had expected such sales to close during the third or fourth quarter of 2000, the current status of litigation relating to certain deregulation matters in New Jersey (see discussion below under the caption "New Jersey Electric Utility Industry Restructuring" in Note 4 to the Consolidated Financial Statements) could result in a delay in such closings. Management cannot predict the outcome of such litigation, the timing of such outcome, the effect on ACE's ability to consummate the sales or the impact on ACE's ability to recover or securitize any related stranded costs.

Effective July 1, 2000, ACE contributed its combustion turbines (502 megawatts of capacity) and related transmission equipment, inventories, and liabilities to a wholly-owned subsidiary (Conectiv Atlantic Generation - CAG). ACE then contributed CAG to Conectiv in conjunction with the formation of an energy-holding company by Conectiv, which is engaged in non-regulated electricity production and sales, and energy trading and marketing. The primary effects on ACE's balance sheet of the contribution to Conectiv were as follows: (a) property, plant and equipment decreased $86 million (primarily electric generating plants); (b) fuel and other inventories decreased $16 million ; (c) deferred income taxes and investment tax credits decreased $10 million; and (d) the additional paid-in capital portion of common stockholder's equity decreased $92 million. Based on balances as of June 30, 2000 adjusted to reflect the effect of ACE's contribution to Conectiv on July 1, 2000 compared to actual balances as of June 30, 2000, ACE's capital structure, including variable rate demand bonds and long-term debt due within one year, was primarily affected as follows: (a) common stockholder's equity as a percent of total capitalization decreased to 34.0% from 37.4%, and (b) long-term debt including current maturities increased to 58.5% from 55.5%.


Note 3.  Income Taxes
-------  ------------

For the three and six months ended June 30, 2000, the amount computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled below to income tax expense.

                                               Three Months      Six Months
                                                   Ended           Ended
                                               June 30, 2000    June 30, 2000
                                              ---------------  ---------------
                                               Amount   Rate    Amount   Rate
                                              --------  -----  --------  -----
                                                   (Dollars in Thousands)
Statutory federal income tax expense          $ 5,993     35%  $ 6,937     35%
State income taxes, net of federal benefit      1,295      7     1,794      9
Plant basis differences                           625      4     1,250      6
Amortization of investment tax credits         (1,267)    (7)   (1,901)   (10)
Resolution of income tax matters               (4,254)   (25)   (4,254)   (21)
Other, net                                        608      4       308      2
                                              -------    ---   -------    ---
                                              $ 3,000     18%  $ 4,134     21%
                                              =======    ===   =======    ===


Note 4.  Rate Matters
-------  ------------

An update to the information previously reported in Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 1999 Annual Report on Form 10-K is presented below.

New Jersey Electric Utility Industry Restructuring

As previously disclosed, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. The NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G). On April 13, 2000, the Superior Court of New Jersey, Appellate Division, issued its decision on this matter, generally upholding the orders of the NJBPU.

The New Jersey Business Users and the Division of the Ratepayer Advocate, appellants in the Superior Court proceeding, petitioned the New Jersey Supreme Court to review the Superior Court's decision. The New Jersey Supreme Court agreed to review the Superior Court's decision on July 14, 2000, setting a schedule for briefing by the parties, with oral argument set for November 8, 2000.

Management cannot predict the effect, if any, of the outcome of the appeals discussed above upon ACE's final order for restructuring, or related matters, such as securitization by ACE of its stranded costs and the sale of the electric generating plants, as discussed in Note 2 to the Consolidated Financial Statements.

ACE provides Basic Generation Service (BGS) to customers who do not have an alternative electricity provider. ACE's ability to recover its BGS supply costs is subject to review by the NJBPU. In accordance with the Summary Order, ACE intends to secure BGS supply requirements (net of sources otherwise available to it at any particular time) by competitive bidding. To date, ACE has issued two requests for proposals (RFP) for BGS supply. Neither RFP resulted in ACE's entering into BGS supply contracts, and ACE has secured BGS supplies through other means.

Note 5.  Debt
-------  ----

ACE redeemed $46.0 million of 6.83% Medium Term Notes at maturity on January 31, 2000.


Note 6.  Contingencies
-------  --------------

Environmental Matters

ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection. ACE is also a defendant in an action to recover costs at a federal superfund site in Gloucester County, New Jersey. There is $1.0 million included in ACE's current liabilities as of June 30, 2000 and December 31, 1999 for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

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

Note 7.  Supplemental Cash Flow Information
-------  ----------------------------------

                                          Six Months Ended
                                              June 30,
                                         ------------------
                                           2000      1999
                                         --------   -------
                                       (Dollars in thousands)
Cash paid (received) for:
 Interest, net of amounts capitalized    $ 35,699   $23,366
 Income taxes, net of refunds            $(69,013)  $25,880

For the six months ended June 30, 2000, ACE received federal and state income tax refunds of $79.3 million and made estimated tax payments of $10.3 million, resulting in $69.0 million of income taxes received net of refunds. The income tax refunds were related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown). For additional information concerning the contract termination, see Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 1999 Annual Report on Form 10-K.


Note 8.  Business Segments
-------  -----------------

Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for ACE on a stand-alone basis.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "intend," "will," "anticipate," "estimate," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: the effects of deregulation of energy supply and the unbundling of delivery services; the ability to enter into purchased power agreements on terms acceptable to ACE; market demand and prices for energy, capacity, and fuel; weather variations affecting energy usage; operating performance of power plants; an increasingly competitive marketplace; results of any asset dispositions; sales retention and growth; federal and state regulatory actions; future litigation results; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. ACE undertakes no obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

Earnings Results Summary
-------------------------

Earnings applicable to common stock were $13.6 million for the second quarter of 2000, an decrease of $0.7 million in comparison to the $14.3 million of earnings applicable to common stock for the second quarter of 1999. The $0.7 million decrease in earnings was primarily due to lower electric revenues, which reflected the effect of customer rate decreases and other factors, and higher interest expense, partly offset by lower operating expenses and a decrease in income taxes related to the resolution of tax matters.

Earnings applicable to common stock were $14.6 million for the six months ended June 30, 2000, a decrease of $14.3 million in comparison to the $28.9 million of earnings applicable to common stock for the six months ended June 30, 1999. The $14.3 million decrease in earnings was mainly due to lower electric revenues, which reflected the effect of customer rate decreases and other factors, and higher interest expense, partly offset by lower operating expenses and a decrease in income taxes related to the resolution of tax matters

Divestiture of Electric Generating Plants
-----------------------------------------

As previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) under "Deregulated Generation and Power Plant Divestiture" on page II-6 of ACE's 1999 Annual Report on Form 10-K, Conectiv is building mid-merit electric generating plants and is selling the nuclear and non-strategic baseload fossil electric generating plants of ACE. Consummation of the sales of the nuclear and non-strategic baseload fossil electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplate that the sales of the plants of ACE and Delmarva Power & Light Company (a Conectiv subsidiary) will occur simultaneously. Although management had expected such sales to close during the third or fourth quarter of 2000, the current status of litigation relating to certain deregulation matters in New Jersey (see discussion below under the caption "New Jersey Electric Utility Industry Restructuring") could result in a delay in such closings. Management cannot predict the outcome of such litigation, the timing of such outcome, the effect on ACE's ability to consummate the sales or the impact on ACE's ability to recover or securitize any related stranded costs.

Effective July 1, 2000, ACE contributed its combustion turbines (502 megawatts of capacity) and related transmission equipment, inventories, and liabilities to a wholly-owned subsidiary (Conectiv Atlantic Generation - CAG). ACE then contributed CAG to Conectiv in conjunction with the formation of an energy-holding company by Conectiv, which is engaged in non-regulated electricity production and sales, and energy trading and marketing. The primary effects on ACE's balance sheet of the contribution to Conectiv were as follows: (a) property, plant and equipment decreased $86 million (primarily electric generating plants); (b) fuel and other inventories decreased $16 million; (c) deferred income taxes and investment tax credits decreased $10 million; and (d) the additional paid-in capital portion of common stockholder's equity decreased $92 million. Based on balances as of June 30, 2000 adjusted to reflect the effect of ACE's contribution to Conectiv on July 1, 2000 compared to actual balances as of June 30, 2000, ACE's capital structure, including variable rate demand bonds and long-term debt due within one year, was primarily affected as follows: (a) common stockholder's equity as a percent of total capitalization decreased to 34.0% from 37.4%, and (b) long-term debt including current maturities increased to 58.5% from 55.5%.

As a result of the transfers and expected sales of electric generating plants, the principal business of ACE is expected to be the transmission and distribution of electricity by late-2000. The businesses of ACE will also include supplying electricity to customers who do not choose an alternative electricity supplier (BGS).

ACE's exit from the business of electricity production is expected to cause a decrease in ACE's earnings capacity and a decrease in its common equity as a percent of total capitalization.

Electric Utility Industry Restructuring
----------------------------------------

An update to the information previously reported in the MD&A under "Electric Utility Industry Restructuring," beginning on page II-4 of ACE's 1999 Annual Report on Form 10-K is presented below.

New Jersey Electric Utility Industry Restructuring

As previously disclosed, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. The NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G). On April 13, 2000, the Superior Court of New Jersey, Appellate Division, issued its decision on this matter, generally upholding the orders of the NJBPU.

The New Jersey Business Users and the Division of the Ratepayer Advocate, appellants in the Superior Court proceeding, petitioned the New Jersey Supreme Court to review the Superior Court's decision. The New Jersey Supreme Court agreed to review the Superior Court's decision on July 14, 2000, setting a schedule for briefing by the parties, with oral argument set for November 8, 2000.

Management cannot predict the effect, if any, of the outcome of the appeals discussed above upon ACE's final order for restructuring, or related matters, such as securitization by ACE of its stranded costs and the sale of the electric generating plants, as discussed under "Divestiture of Electric Generating Plants" within the MD&A.

ACE's ability to recover its BGS supply costs is subject to review by the NJBPU. In accordance with the Summary Order, ACE intends to secure BGS supply requirements (net of sources otherwise available to it at any particular time) by competitive bidding. To date, ACE has issued two requests for proposals
(RFP) for BGS supply. Neither RFP resulted in ACE's entering into BGS supply contracts, and ACE has secured BGS supplies through other means.

Operating Revenues
------------------

                                   Three Months Ended  Six Months Ended
                                        June 30,            June 30,
                                   ------------------  ----------------
                                    2000        1999    2000      1999
                                   ------      ------  ------    ------
                                          (Dollars in millions)
Regulated electric revenues        $215.3      $244.2   $412.1   $486.6
Non-regulated electric revenues      19.2                 28.3
Other revenues                        1.7         1.9      4.7      4.4
                                   ------      ------   ------   ------
Total electric revenues            $236.2      $246.1   $445.1   $491.0
                                   ======      ======   ======   ======

The table above shows the amounts of electric revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and BGS.

"Regulated electric revenues" decreased by $28.9 million, from $244.2 million for the second quarter of 1999 to $215.3 million for the second quarter of 2000. For the six-month period, "regulated electric revenues" decreased by $74.5 million, from $486.6 million for the six months ended June 30, 1999 to $412.1 million for the six months ended June 30, 2000. Details of the variances in "regulated electric revenues" are shown below.


                                                                           Increase (Decrease) in
                                                                         Regulated Electric Revenues
                                                                        -----------------------------
                                                                         Three Months     Six Months
                                                                        ---------------  ------------
                                                                            (Dollars in millions)
Customers choosing alternative electricity suppliers                            $ (7.1)       $(12.7)
Decrease in retail rates for electric utility industry restructuring             (14.3)        (28.0)
Revenues recognized due to under-recoveries of BGS costs                          14.9           8.6
Lower volumes of interchange sales                                                (3.5)         (4.8)
Retail sales volume, sales mix, and other                                        (18.9)        (37.6)
                                                                                ------        ------
                                                                                $(28.9)       $(74.5)
                                                                                ======        ======

The gross margin (revenues less related fuel and purchased power costs) earned from regulated electricity sales, decreased by approximately $17.0 million for the three-month period and $33.9 million for the six-month period.

"Non-regulated electric revenues" of $19.2 million and $28.3 million for the three months and six months, respectively, ended June 30, 2000, resulted primarily from the sale of the electricity generated by ACE's deregulated electric generating plants. In accordance with the terms of the Summary Order, ACE sold the electricity generated by its combustion turbines (502 megawatts of capacity) and Deepwater electric generating plant (239 megawatts of capacity) in deregulated markets during the six months ended June 30, 2000. Due to the transfer of the combustion turbines to another Conectiv subsidiary effective July 1, 2000, ACE will no longer earn revenues from the transferred combustion turbines. Similarly, ACE will cease earning revenues from operation of the Deepwater electric generating plant upon completion of its sale, which is expected by late-2000. ACE's remaining electric generating plants are dedicated to supplying BGS until they are sold. For additional information concerning commodity market risk associated with ACE's deregulated generation, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.

Operating Expenses
-------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" decreased $3.2 million in the three-month period and $28.1 million for the six-month period. The decreases for both periods reflect lower costs due to termination of the Pedricktown purchased power agreement in December 1999. The six-month period also reflects a decrease due to costs which were recorded during last year's six-month period pursuant to the energy adjustment clause which was eliminated effective August 1, 1999, in connection with restructuring of the electric utility industry.

Operation and Maintenance Expenses

Operation and maintenance expenses decreased $4.0 million in the second quarter of 2000 primarily due to lower operating expenses billed to ACE by jointly-owned power plants. For the six-month period, operation and maintenance expenses increased $3.8 million mainly due to higher power plant maintenance expenses.

Depreciation and amortization

Depreciation and amortization expenses decreased $3.2 million for the three-month period and $6.2 million for the six-month period mainly due to the write-downs in the third and fourth quarters of 1999 of electric generating plants in connection with restructuring the electric utility industry in New Jersey. Amortization of "Recoverable stranded costs" partly offset the decrease from lower depreciation of power plants.

Income Taxes
------------

Income taxes decreased $5.7 million for the three-month period and $13.3 million for the six-month period mainly due to lower income before income taxes and the resolution of certain tax matters.

Interest Expense
----------------

Interest charges increased $4.1 million for the three-month period and $9.3 million for the six-month period primarily due to interest charges on $228.5 million borrowed in December 1999 to finance the payment to terminate the Pedricktown purchased power contract. Interest expense accrued on ACE's regulatory liability related to BGS also contributed to the increases.

New Accounting Pronouncements
-----------------------------

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the required implementation date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended certain aspects of SFAS No. 133. SFAS No. 133 and 138 established accounting and reporting standards for derivative instruments and for hedging activities. ACE has not yet adopted SFAS No. 133 and 138 and currently cannot determine the effect that these accounting standards will have on its financial statements. However, SFAS No. 133 and 138 may cause the volatility of earnings to increase.


Liquidity and Capital Resources
--------------------------------

Cash Flows From Operating Activities

Due to $126.0 million of cash provided by operating activities, $11.7 million of cash used by investing activities, and $117.3 million of cash used by financing activities, cash and cash equivalents decreased by $3.0 million during the six months ended June 30, 2000.

Net cash provided by operating activities for the six months ended June 30, 2000 included positive cash flow from $79.3 million of income tax refunds, which were related to the tax benefit associated with the December 1999 payment to terminate the Pedricktown purchased power contract. Excluding the $79.3 million positive variance for the income tax refunds, net cash flow from operations for the six months ended June 30, 2000 decreased by $25.7 million primarily due to prior-year over-collections of energy costs from customers.

As of June 30, 2000, ACE had prepaid income taxes of $18.1 million in comparison to prepaid income taxes of $88.5 million as of December 31, 1999. The $70.4 million decrease in prepaid income taxes was mainly due to the $79.3 million of income tax refunds received during the six months ended June 30, 2000.

The June 30, 2000 balance of "Prepaid New Jersey sales & excise taxes" increased by $33.3 million compared to the December 31, 1999 balance due to a sales tax prepayment in the second quarter of 2000, partly offset by amortization of the balance to expense.

Cash Flows From Investing Activities

Capital expenditures of $28.1 million for the six months ended June 30, 2000 were primarily for electric transmission and distribution system upgrades to increase system reliability.

The $18.4 million of cash received from "Intercompany loan receivable" for the six months ended June 30, 2000 represents ACE's partial collection of a loan to a pool of funds that Conectiv subsidiaries borrow from or invest in, depending on their cash position.

Cash Flows From Financing Activities

Financing activities used cash of $117.3 million primarily due to redemption of $46.0 million of 6.83% Medium Term Notes at maturity on January 31, 2000, the repayment of $30.0 million of short-term debt, and the payment of $33.7 million of common dividends to Conectiv.

ACE's capital structure, including short-term debt, variable rate demand bonds and current maturities of long-term debt, is shown below as of June 30, 2000 and December 31, 1999, expressed as a percentage of total capitalization. For information concerning the effect on ACE's capital structure of contributing its combustion turbines to Conectiv effective July 1, 2000, refer to "Divestiture of Electric Generating Plants."

                                                       June 30,     December 31,
                                                         2000          1999
                                                         ----          ----
Common stockholder's equity                              37.4%         36.5%
Preferred stock and preferred trust securities            7.1%          6.7%
Long-term debt, including current maturities,
  variable rate demand bonds, and short-term debt        55.5%         56.8%

Ratio of Earnings to Fixed Charges

ACE's ratio of earnings to fixed charges under the SEC Methods are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.


                                             12 Months
                                               Ended     Year Ended December 31,
                                              June 30,  ----------------------------
                                                 2000   1999  1998  1997  1996  1995
                                                 ----   ----  ----  ----  ----  ----
 Ratio of Earnings to
   Fixed Charges (SEC Method)                    2.05   2.57  1.66  2.84  2.59  3.19
 Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends (SEC Method)         1.97   2.44  1.55  2.58  2.16  2.43


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

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


ACE's calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements was approximately $xx.x million as of June 30, 2000, in comparison to $6.4 million as of December 31, 1999. The increase in value-at-risk was primarily due to increased hedging, with forward contracts, of the deregulated portion of the electricity output of ACE's power plants.

                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

Exhibits
--------

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27,  Financial Data Schedule

Reports on Form 8-K
-------------------

On June 15, 2000, ACE filed a Current Report on Form 8-K dated June 15, 2000 reporting on Item 5, Other Events.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Atlantic City Electric Company
                                   ------------------------------
                                         (Registrant)



Date:  August 14, 2000             /s/ John C. van Roden
       ---------------             ---------------------
                                   John C. van Roden, Senior Vice President
                                   and Chief Financial Officer

                                 Exhibit Index
                                 -------------



Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27,  Financial Data Schedule