Form 10-Q
period 2000-09-30
ATLANTIC CITY ELECTRIC CO
filed 2000-11-13
CIK 8192

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000
                                     ------------------

OR
--

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934



Commission file number    1-3559

                        Atlantic City Electric Company
                        ------------------------------
            (Exact name of registrant as specified in its charter)

           New Jersey                                       21-0398280
           ----------                                       ----------
   (State of incorporation)                              (I.R.S. Employer
                                                       Identification No.)

   800 King Street, P.O. Box 231, Wilmington, Delaware          19899
   ---------------------------------------------------          ------
         (Address of principal executive offices)             (Zip Code)

   Registrant's telephone number, including area code       302-429-3114
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

                               Table of Contents
                               -----------------

                                                                                            Page
                                                                                            ----
Part I.     Financial Information:

    Item 1.  Financial Statements

              Consolidated Statements of Income for the three and nine months
               ended September 30, 2000, and September 30, 1999.......................         1

              Consolidated Balance Sheets as of September 30, 2000 and
               December 31, 1999......................................................       2-3

              Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2000, and September 30, 1999.......................         4

              Notes to Consolidated Financial Statements..............................      5-11

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................     12-19

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............        19

Part II.    Other Information

    Item 1.  Legal Proceedings........................................................        20

    Item 6.  Exhibits and Reports on Form 8-K.........................................        20

Signature.............................................................................        21

                         Part 1. FINANCIAL INFORMATION

                         Item 1. Financial Statements


                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                   Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                              --------------------------    --------------------------
                                                                  2000          1999           2000           1999
                                                              -----------    -----------    -----------    -----------
OPERATING REVENUES                                             $ 282,966      $ 351,372      $ 728,101      $ 842,354
                                                              -----------    -----------    -----------    -----------

OPERATING EXPENSES
    Electric fuel and purchased energy and capacity              122,692        153,876        317,827        377,135
    Special charges                                                  -           12,301            -           12,301
    Operation and maintenance                                     59,922         59,910        181,474        177,667
    Depreciation and amortization                                 24,360         28,897         75,667         86,379
    Taxes other than income taxes                                  9,869         11,088         27,919         29,571
                                                              -----------    -----------    -----------    -----------
                                                                 216,843        266,072        602,887        683,053
                                                              -----------    -----------    -----------    -----------
OPERATING INCOME                                                  66,123         85,300        125,214        159,301
                                                              -----------    -----------    -----------    -----------

OTHER INCOME                                                       2,422          1,800          5,438          8,241
                                                              -----------    -----------    -----------    -----------

INTEREST EXPENSE
    Interest charges                                              18,683         14,986         57,520         44,493
    Allowance for borrowed funds used during
       construction and capitalized interest                        (185)          (174)          (544)          (493)
                                                              -----------    -----------    -----------    -----------
                                                                  18,498         14,812         56,976         44,000
                                                              -----------    -----------    -----------    -----------
PREFERRED DIVIDEND REQUIREMENTS ON
    PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                      1,905          1,904          5,714          5,729
                                                              -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                                            48,142         70,384         67,962        117,813

INCOME TAXES, EXCLUDING INCOME TAXES
    APPLICABLE TO EXTRAORDINARY ITEM                              19,987         34,431         24,121         51,891
                                                              -----------    -----------    -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEM                                  28,155         35,953         43,841         65,922

EXTRAORDINARY ITEM (Net of income taxes of $12,413)                  -          (17,483)           -          (17,483)
                                                              -----------    -----------    -----------    -----------
NET INCOME                                                        28,155         18,470         43,841         48,439

DIVIDENDS ON PREFERRED STOCK                                         534            533          1,599          1,599
                                                              -----------    -----------    -----------    -----------
EARNINGS APPLICABLE TO COMMON STOCK                            $  27,621       $ 17,937      $  42,242      $  46,840
                                                              ===========    ===========    ===========    ===========

See accompanying Notes to Consolidated Financial Statements

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                              September 30,         December 31,
                                                                  2000                  1999
                                                             --------------        --------------
ASSETS

Current Assets
     Cash and cash equivalents                                 $    17,413           $     7,924
     Accounts receivable, net of allowances
        of $4,231 and $3,500, respectively                         155,548               133,879
     Intercompany loan receivable                                   68,244                73,532
     Inventories, at average cost
        Fuel (coal and oil)                                         11,738                19,598
        Materials and supplies                                       7,634                 8,890
     Prepaid income taxes                                              -                  88,483
     Deferred income taxes, net                                     20,789                 6,245
     Prepaid New Jersey sales and excise taxes                      13,624                   -
     Other prepayments                                               1,424                 2,223
                                                             --------------        --------------
                                                                   296,414               340,774
                                                             --------------        --------------

Investments                                                        110,830               105,371
                                                             --------------        --------------

Property, Plant and Equipment
     Electric generation                                           138,144               256,899
     Electric transmission and distribution                      1,256,218             1,224,644
     Other electric facilities                                     122,675               128,388
     Other property, plant, and equipment                            5,772                 5,772
                                                             --------------        --------------
                                                                 1,522,809             1,615,703
     Less: Accumulated depreciation                                628,451               626,080
                                                             --------------        --------------
     Net plant in service                                          894,358               989,623
     Construction work-in-progress                                  43,240                46,025
     Leased nuclear fuel, at amortized cost                         30,680                30,391
                                                             --------------        --------------
                                                                   968,278             1,066,039
                                                             --------------        --------------

Deferred Charges and Other Assets
     Recoverable stranded costs, net                               967,287               988,273
     Unrecovered purchased power costs                              18,098                28,923
     Deferred recoverable income taxes                              20,325                21,867
     Unrecovered New Jersey state excise taxes                      13,497                22,567
     Deferred debt refinancing costs                                12,652                13,574
     Deferred other postretirement benefit costs                    30,605                32,479
     Unamortized debt expense                                       13,209                14,197
     Other                                                          23,843                20,595
                                                             --------------        --------------
                                                                 1,099,516             1,142,475
                                                             --------------        --------------

Total Assets                                                  $  2,475,038          $  2,654,659
                                                             ==============        ==============

See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                            September 30,       December 31,
                                                                                 2000               1999
                                                                           ---------------     --------------
CAPITALIZATION AND LIABILITIES

Current Liabilities
    Short-term debt                                                         $           -       $     30,000
    Long-term debt due within one year                                             40,075             46,075
    Variable rate demand bonds                                                     22,600             22,600
    Accounts payable                                                               51,759             62,169
    Interest accrued                                                               14,075             20,182
    Dividends payable                                                              17,871             18,071
    Current capital lease obligation                                               15,480             15,480
    Deferred energy supply costs                                                   46,847             46,375
    Above-market purchased energy contracts
       and other electric restructuring liabilities                                 7,691              7,992
    Other                                                                          34,307             31,893
                                                                           ---------------     --------------
                                                                                  250,705            300,837
                                                                           ---------------     --------------

Deferred Credits and Other Liabilities
    Deferred income taxes, net                                                    397,897            389,594
    Regulatory liability for New Jersey income tax benefit                         49,262             49,262
    Above-market purchased energy contracts
       and other electric restructuring liabilities                                16,810             16,921
    Deferred investment tax credits                                                36,480             39,608
    Long-term capital lease obligation                                             15,200             14,911
    Pension benefit obligation                                                     24,978             20,309
    Other postretirement benefit obligation                                        37,914             42,952
    Other                                                                          18,897             22,381
                                                                           ---------------     --------------
                                                                                  597,438            595,938
                                                                           ---------------     --------------

Capitalization
    Common stock, $3 par value; shares authorized:
       25,000,000; shares outstanding: 18,320,937                                  54,963             54,963
    Additional paid-in capital                                                    410,194            493,007
    Retained earnings                                                             121,730            129,981
                                                                           ---------------     --------------
       Total common stockholder's equity                                          586,887            677,951
    Preferred stock not subject to mandatory redemption                             6,231              6,231
    Preferred stock subject to mandatory redemption                                23,950             23,950
    Preferred securities of subsidiary trusts subject to mandatory
       redemption                                                                  95,000             95,000
    Long-term debt                                                                914,827            954,752
                                                                           ---------------     --------------
                                                                                1,626,895          1,757,884
                                                                           ---------------     --------------

Commitments and Contingencies (Note 11)                                                 -                  -
                                                                           ---------------     --------------
Total Capitalization and Liabilities                                        $   2,475,038       $  2,654,659
                                                                           ===============     ==============

See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                       ------------------------------------
                                                                             2000                 1999
                                                                       ---------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                             $  43,841            $  48,439
     Adjustments to reconcile net income to
      net cash provided by operating activities:
        Extraordinary item, net of income taxes                                    -                17,483
        Special charges                                                            -                12,301
        Depreciation and amortization                                          85,134               95,334
        Investment tax credit adjustments, net                                 (2,529)              (1,900)
        Deferred income taxes, net                                             (2,610)             (27,706)
        Deferred energy supply costs                                           (1,392)              30,891
        Net change in:
           Accounts receivable                                                (16,234)             (46,707)
           Inventories                                                          3,342               (1,844)
           Prepaid New Jersey sales & excise taxes                            (15,672)               2,944
           Accounts payable                                                   (10,410)             (20,387)
           Taxes accrued                                                       88,483               54,880
           Other current assets and liabilities (1)                             6,011               22,574
     Other, net                                                                 7,091                6,739
                                                                       ---------------       --------------
     Net cash provided by operating activities                                185,055              193,041
                                                                       ---------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Intercompany loan receivable                                               5,288                   -
     Capital expenditures                                                     (40,465)             (31,886)
     Deposits to nuclear decommissioning trust funds                             (405)              (3,213)
     Other, net                                                                (2,236)                 665
                                                                       ---------------       --------------
     Net cash used by investing activities                                    (37,818)             (34,434)
                                                                       ---------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Common dividends paid                                                    (50,482)             (42,494)
     Preferred dividends paid                                                  (1,799)              (1,839)
     Long-term debt redeemed                                                  (46,000)             (48,900)
     Principal portion of capital lease payments                               (9,467)              (9,653)
     Net change in short-term debt                                            (30,000)              30,000
     Other, net                                                                    -                   (98)
                                                                       ---------------       --------------
     Net cash used by financing activities                                   (137,748)             (72,984)
                                                                       ---------------       --------------
     Net change in cash and cash equivalents                                    9,489               85,623
     Cash and cash equivalents at beginning of period                           7,924               28,767
                                                                       ---------------       --------------
     Cash and cash equivalents at end of period                             $  17,413            $ 114,390
                                                                       ===============       ==============

     (1) Other than debt and deferred income taxes classified as current.

     See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)


Note 1.  Financial Statement Presentation
-------  --------------------------------

The consolidated condensed interim financial statements contained herein include the accounts of Atlantic City Electric Company (ACE) and its wholly-owned subsidiaries and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures which would substantially duplicate the disclosures in ACE's 1999 Annual Report on Form 10-K have been omitted. Accordingly, ACE's consolidated condensed interim financial statements contained herein should be read in conjunction with ACE's 1999 Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q for additional relevant information.

Within the Consolidated Statements of Income, amounts previously reported for the three and nine months ended September 30, 1999 as "Electric fuel and purchased power" and "Purchased electric capacity" have been combined and reported as "Electric fuel and purchased energy and capacity." Certain other reclassifications of prior period data have been made to conform with the current presentation.


Note 2.  New Accounting Pronouncement
-------  ----------------------------

ACE will implement the provisions of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, beginning in the first quarter of 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholder's equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

ACE's financial statements are not expected to be affected upon the initial adoption of SFAS No. 133 in the first quarter of 2001 because ACE is not expected to hold derivative instruments as of December 31, 2000. However, if and to the extent ACE does hold derivative instruments as of December 31, 2000, the initial impact would include the following: (a) recognition of assets or liabilities for the fair value of any contracts which would be classified as derivatives under SFAS No. 133; (b) derecognition (or elimination) of any deferred gains or losses on hedging derivatives, which exist as of December 31, 2000; and (c) a "cumulative effect" type of adjustment for the impact on comprehensive income, which would be partly recorded in other comprehensive income and partly in earnings. To the extent ACE holds derivative instruments subsequent to initial adoption of SFAS No. 133, there may be increased volatility in ACE's earnings, revenues and common stockholder's equity.

Note 3.  Divestiture of Electric Generating Plants
-------  -----------------------------------------

Agreements for the Sale of Electric Generating Plants

As previously disclosed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 1999 Annual Report on Form 10-K, Conectiv is building mid-merit electric generating plants and is selling the nuclear and non-strategic baseload fossil fuel-fired electric generating plants of ACE. Consummation of the sales of the nuclear and non-strategic baseload fossil fuel-fired electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplated that the sales of the plants of ACE and Delmarva Power & Light Company (DPL, a Conectiv subsidiary) would occur simultaneously. Appeals relating to certain deregulation matters in New Jersey (see discussion below under the caption "New Jersey Electric Utility Industry Restructuring" in
Note 7 to the Consolidated Financial Statements) have resulted in delays in the issuance of required regulatory approvals and a delay of the closings of the sales of the electric generating units. As a result, management entered into discussions with the prospective purchasers of its interests in the nuclear electric generating plants. See discussion below in Note 4 to the Consolidated Financial Statements. Management currently expects the sales of the electric generating plants of ACE to take place during 2001. However, management cannot predict the timing or outcome of such appeals, the effect thereof on ACE's ability to consummate the sales of various electric generating plants or the impact thereof on ACE's ability to recover or securitize any related stranded costs.

Contribution of Combustion Turbines to Conectiv

Effective July 1, 2000, ACE contributed at book value its combustion turbines (502 megawatts of capacity) and related transmission equipment, inventories, and liabilities to a wholly-owned subsidiary (Conectiv Atlantic Generation, LLC, or CAG). ACE then contributed CAG to Conectiv in conjunction with the formation of an energy-holding company by Conectiv, which is engaged in non-regulated electricity production and sales, and energy trading and marketing. The primary effects on ACE's balance sheet of the contribution to Conectiv were as follows:
(a) property, plant and equipment decreased $86 million (primarily electric generating plants); (b) fuel and other inventories decreased $6 million; (c) deferred income taxes and investment tax credits decreased $9 million; and (d) the additional paid-in capital portion of common stockholder's equity decreased $83 million.


Note 4.  Subsequent Event, Wholesale Transaction Confirmation Letter Agreements
-------  ----------------------------------------------------------------------

As discussed in Note 3 to the Consolidated Financial Statements, consummation of the sales of the electric generating plants has been delayed. ACE entered into Wholesale Transaction Confirmation letter agreements (Letter Agreements) on October 3, 2000. The Letter Agreements provide for the sale of the electricity output and capacity associated with the ownership interests of ACE in the Peach Bottom Atomic Power Station (Peach Bottom), Salem Nuclear Generating Station (Salem), and Hope Creek Nuclear Generating Station (Hope Creek). PECO Energy Company (PECO) and PSEG Energy Resources & Trade LLC (PSER&T), an indirect subsidiary of Public Service Enterprise Group, will purchase the electricity output and capacity from ACE under the Letter Agreements, as shown in the table below.

Seller      Electricity and Capacity Associated With             Purchaser(s)
--------    ----------------------------------------             ------------------------------
ACE         ACE's 7.51% interest in Peach Bottom                 PECO (50%) and PSER&T (50%)
ACE         ACE's 7.41% interest in Salem                        PSER&T
ACE         ACE's 5.0% interest in Hope Creek                    PSER&T

The Letter Agreements became effective October 7, 2000, and will terminate, with respect to the respective interests of ACE in the electricity output and capacity at a given nuclear electric generating plant, upon the earlier of (1) the closing of the sale of that plant, (2) the termination in accordance with its terms of the purchase agreement relating to the sale of such plant or (3) September 30, 2001.

In exchange for the electricity output and capacity purchased from a given plant, PECO and PSER&T will reimburse ACE for the nuclear fuel amortized during the term of the Letter Agreements at each plant, and will be responsible for the payment of operation and maintenance costs, inventories, capital expenditures (subject, in certain circumstances, to reimbursement by ACE) and certain other liabilities associated with the ownership interests of ACE in each plant.

In addition, ACE, PECO and PSEG Power LLC, a subsidiary of Public Service Enterprise Group, amended the respective purchase agreements relating to the sale of the nuclear electric generating plants, among other things, to give effect to the transactions contemplated by the Letter Agreements and to permit separate closings of the sales of the ACE and DPL interests in such plants.


Note 5.  Extraordinary Item
-------  ------------------

As previously reported in the third quarter of 1999, after receiving a Summary Order from the New Jersey Board of Public Utilities (NJBPU), ACE discontinued applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to its electricity supply business during the third quarter of 1999. As a result of discontinuing SFAS No. 71, ACE recorded an extraordinary charge of $17.5 million, net of income taxes of $12.4 million, in the third quarter of 1999. The extraordinary charge primarily resulted from financial impairment of electric generating plants and certain other assets, and other effects of deregulation requiring loss recognition. The extraordinary charge was decreased by a regulatory asset established for the amount of stranded costs expected to be recovered through regulated electricity delivery rates (Recoverable stranded costs, net).


Note 6.  Special Charges
-------  ---------------

ACE's operating results for the three and nine months ended September 30, 1999 include special charges of $12.3 million before taxes ($7.3 million after taxes) due to the costs of employee separations, additional costs related to the merger by which ACE and DPL became wholly-owned subsidiaries of Conectiv (the Merger), and certain other non-recurring items.


Note 7.  Rate Matters
-------  ------------

An update to the information previously reported in Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 1999 Annual Report on Form 10-K is presented below.

New Jersey Electric Utility Industry Restructuring

As previously disclosed, the NJBPU issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. Issuance of the NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G). On April 13, 2000, the Superior Court of New Jersey, Appellate Division, issued its decision on this matter, generally upholding the orders of the NJBPU.

The New Jersey Business Users and the Division of the Ratepayer Advocate, appellants in the Superior Court proceeding, petitioned the New Jersey Supreme Court to review the Superior Court's decision. The New Jersey Supreme Court agreed to review the Superior Court's decision, setting a schedule for briefing by the parties, with oral argument scheduled for November 8, 2000.

Management cannot predict the effect, if any, of the outcome of the appeals discussed above upon ACE's final order for restructuring, or related matters, such as securitization by ACE of its stranded costs and the sale of the electric generating plants, as discussed in Note 3 to the Consolidated Financial Statements.

ACE provides Basic Generation Service (BGS) to customers who have not selected an alternative electricity provider. ACE's ability to recover its BGS supply costs is subject to review by the NJBPU. ACE intends to manage BGS supply requirements (net of sources otherwise available to it at any particular time) through the use of a portfolio approach, including the use of competitive bidding. To date, ACE has issued two requests for proposals (RFP) for BGS supply. Neither RFP resulted in ACE entering into BGS supply contracts, and ACE has procured BGS supplies through other means.


Note 8.  Income Taxes
-------  ------------

For the three and nine months ended September 30, 2000, the amount computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled in the table below to income tax expense.

                                               Three Months Ended    Nine Months Ended
                                               September 30, 2000    September 30, 2000
                                              --------------------  --------------------
                                                Amount       Rate     Amount      Rate
                                              ---------    -------  ---------    -------
                                                        (Dollars in Thousands)
Statutory federal income tax expense             $16,850        35%    $23,787        35%
State income taxes, net of federal benefit         3,178         7       4,972         7
Plant basis differences                              625         1       1,875         3
Amortization of investment tax credits              (628)       (1)     (1,896)       (3)
Resolution of income tax matters *                                      (4,554)       (7)
Other, net                                           (38)                  (63)
                                                 -------   -------     -------   -------
                                                 $19,987        42%    $24,121        35%
                                                 =======   =======     =======   =======

* Reflects a change in an estimate of previously accrued income taxes due to the resolution of matters with taxing authorities.


Note 9.  Common Stockholder's Equity
-------  ---------------------------

Common stockholder's equity decreased from $678.0 million as of December 31, 1999 to $586.9 million as of September 30, 2000 as a result of an $82.8 million decrease from the contribution of combustion turbines to Conectiv and an $8.3 million net decrease in retained earnings, which resulted from $50.5 million of common dividends declared payable to Conectiv and $42.2 million of earnings applicable to common stock for the nine months ended September 30, 2000.

Note 10.  Debt
--------  ----

ACE redeemed $46.0 million of 6.83% Medium Term Notes at maturity on January 26, 2000.


Note 11.  Contingencies
--------  --------------

Environmental Matters

ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection. ACE is also a defendant in an action to recover costs at a federal superfund site in Gloucester County, New Jersey. ACE's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean-up-related issues (including whether ACE or a corporate predecessor is responsible for conditions on a particular parcel). There is $1.0 million included in ACE's current liabilities as of September 30, 2000 and December 31, 1999 for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

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

The co-owners of Peach Bottom, Salem, and Hope Creek maintain property insurance coverage of approximately $2.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. In addition, ACE is a member of an industry mutual insurance company (NEIL), which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Under these coverages, ACE is subject to potential retrospective loss experience assessments of up to $3.9 million.

Under changes in NEIL's bye-laws approved on October 26, 2000, to be effective December 31, 2000, subject to there being no pending legal action or claim by any member of NEIL challenging the validity of such bye-law changes, member account balances will no longer exist. NEIL members who sell their interests in nuclear generating plants on or after December 31, 2000, may choose either (i) to continue to receive certain policyholders' distributions from NEIL (if, as, and when declared) over a 5-year period or (ii) to remain a NEIL member by purchasing other insurance products from NEIL and thus remain eligible for policyholders' distributions (if, as, and when declared) for a longer period.
In addition, NEIL members that sell their interests in nuclear generating plants on or before December 30, 2000, may elect prior to February 28, 2001, as an alternative to be paid their member account balances by NEIL as a result of terminating their NEIL insurance coverages. As a result of the NEIL bye-law changes, the choices available to ACE depend on whether and when the sale of ownership interests in Peach Bottom, Salem and Hope Creek occur (see Note 3 to the Consolidated Financial Statements) as well as management's analysis of the choices then-available, including the amounts of non-nuclear insurance coverage that might be obtained from NEIL, the costs of that coverage, and NEIL's prospects generally. Management is uncertain as to the amount, if any, that could be realized by ACE, since sale of nuclear units is unlikely to be completed on or before December 30, 2000 and the value of other options to ACE is uncertain.

Other

On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. The City has offered approximately $11 million for these assets, including the right to provide electric service in this area. ACE believes that, properly evaluated, the assets sought by the City are worth approximately $40 million.


Note 12.  Supplemental Cash Flow Information
--------  ----------------------------------

                                                Nine Months Ended
                                                  September 30,
                                              --------------------
                                                2000        1999
                                              --------    --------
                                             (Dollars in thousands)
Cash paid (received) for:
  Interest, net of amounts capitalized         $ 60,024   $45,397
  Income taxes, net of refunds                 $(68,444)  $25,124

For the nine months ended September 30, 2000, ACE received federal and state income tax refunds of $79.3 million and made estimated tax payments of $10.9 million, resulting in $68.4 million of net income taxes received. The income tax refunds were related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown). For additional information concerning the contract termination, see Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 1999 Annual Report on Form 10-K.

Non-cash Investing and Financing Transaction

For information concerning a non-cash transaction related to investing and financing activities, see "Contribution of Combustion Turbines to Conectiv" in
Note 3 to the Consolidated Financial Statements.

Note 13.  Business Segments
--------  -----------------

Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for ACE on a stand-alone basis. However, ACE's principal business is expected to be the transmission and distribution of electricity upon completion of the sale of the electric generating plants of ACE (as discussed in Note 3 to the Consolidated Financial Statements). The transfer of the combustion turbines to Conectiv effective July 1, 2000, resulted in electricity transmission and distribution representing a greater proportion of ACE's business.

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

Earnings Results Summary
------------------------

Earnings applicable to common stock were $27.6 million for the third quarter of 2000, compared to $17.9 million of earnings applicable to common stock for the third quarter of 1999. Earnings applicable to common stock for the third quarter of 1999 were reduced by a $17.5 million extraordinary charge for discontinuing the application of SFAS No. 71 to ACE's electricity supply business because of deregulation and $7.3 million, net of income taxes, of special charges. For additional information concerning the extraordinary item, see Note 5 to the Consolidated Financial Statements. The special charges primarily reflected costs of employee separations, costs related to the Merger, and certain other non-recurring items. Excluding the extraordinary and special charges from earnings applicable to common stock for the third quarter of 1999, earnings were $42.7 million compared to earnings of $27.6 million for the third quarter of 2000. The $15.1 million decrease in earnings (excluding the extraordinary and special charges) was primarily due to lower electricity sales associated with cooler summer weather, the effects of lower customer rates related to electric utility industry restructuring, and higher interest expense, partly offset by the benefit of a lower effective income tax rate and lower depreciation expense.

Earnings applicable to common stock were $42.2 million for the nine months ended September 30, 2000, compared to $46.8 million of earnings applicable to common stock for the nine months ended September 30, 1999. Excluding the $24.8 million of extraordinary and special charges from earnings applicable to common stock for the nine months ended September 30, 1999, earnings were $71.6 million compared to earnings of $42.2 million for the nine months ended September 30, 2000. The $29.4 million decrease in earnings (excluding the extraordinary and special charges) was primarily due to lower electricity sales associated with cooler summer weather, the effects of lower customer rates related to electric utility industry restructuring, and higher interest expense, partly offset by the benefit of a lower effective income tax rate and lower depreciation expense.

As discussed below, ACE contributed combustion turbines with 502 megawatts (MW) of capacity to Conectiv effective July 1, 2000 and has agreements for the sale of its remaining electric generating plants. ACE's exit from the business of electricity production is expected to cause a decrease in ACE's earnings capacity. In part, the third quarter earnings decrease reflects the loss of revenues from the combustion turbines contributed to Conectiv.

Agreements for the Sale of Electric Generating Plants
-----------------------------------------------------

As previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) under "Deregulated Generation and Power Plant Divestiture" on page II-6 of ACE's 1999 Annual Report on Form 10-K, Conectiv is building mid-merit electric generating plants and is selling the nuclear and non-strategic baseload fossil fuel-fired electric generating plants of ACE. Consummation of the sales of the nuclear and non-strategic baseload fossil fuel-fired electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplated that the sales of the plants of ACE and DPL would occur simultaneously. Appeals relating to certain deregulation matters in New Jersey (see discussion below under the caption "New Jersey Electric Utility Industry Restructuring") have resulted in delays in the issuance of required regulatory approvals and a delay of the closings of the sales of the electric generating units. As a result, management entered into discussions with the prospective purchasers of its interests in the nuclear electric generating plants. See discussion below under "Wholesale Transaction Confirmation Letter Agreements." Management currently expects the sales of the electric generating units of ACE to take place during 2001. However, management cannot predict the timing or outcome of such appeals, the effect thereof on the ability of ACE to consummate the sales of various electric generating plants or the impact thereof on ACE's ability to recover or securitize any related stranded costs.

Contribution of Combustion Turbines to Conectiv
-----------------------------------------------

Effective July 1, 2000, ACE contributed at book value its combustion turbines (502 MW of capacity) and related transmission equipment, inventories, and liabilities to a wholly-owned subsidiary, CAG. ACE then contributed CAG to Conectiv in conjunction with the formation of an energy-holding company by Conectiv, which is engaged in non-regulated electricity production and sales, and energy trading and marketing. The primary effects on ACE's balance sheet of the contribution to Conectiv were as follows: (a) property, plant and equipment decreased $86 million (primarily electric generating plants); (b) fuel and other inventories decreased $6 million; (c) deferred income taxes and investment tax credits decreased $9 million; and (d) the additional paid-in capital portion of common stockholder's equity decreased $83 million.

Wholesale Transaction Confirmation Letter Agreements
----------------------------------------------------

As discussed above, consummation of the sales of the electric generating plants has been delayed. ACE entered into Wholesale Transaction Confirmation letter agreements (Letter Agreements) on October 3, 2000. The Letter Agreements provide for the sale of the electricity output and capacity associated with the ownership interests of ACE in Peach Bottom, Salem, and Hope Creek. PECO and PSER&T will purchase the electricity output and capacity from ACE under the Letter Agreements, as shown in the table below.

Seller         Electricity and Capacity Associated With          Purchaser(s)
--------       ----------------------------------------          ------------------------------
ACE            ACE's 7.51% interest in Peach Bottom              PECO (50%) and PSER&T (50%)
ACE            ACE's 7.41% interest in Salem                     PSER&T
ACE            ACE's 5.0% interest in Hope Creek                 PSER&T

The Letter Agreements became effective October 7, 2000, and will terminate, with respect to the respective interests of ACE in the electricity output and capacity at a given nuclear electric generating plant, upon the earlier of (1) the closing of the sale of that plant, (2) the termination in accordance with its terms of the purchase agreement relating to the sale of such plant or (3) September 30, 2001.

In exchange for the electricity output and capacity purchased from a given plant, PECO and PSER&T will reimburse ACE for the nuclear fuel amortized during the term of the Letter Agreements at such plant, and will be responsible for the payment of operation and maintenance costs, inventories, capital expenditures (subject, in certain circumstances, to reimbursement by ACE) and certain other liabilities associated with the ownership interests of ACE in such plant.

In addition, ACE, PECO and PSEG Power LLC, a subsidiary of Public Service Enterprise Group, amended the respective purchase agreements relating to the sale of the nuclear electric generating plants, among other things, to give effect to the transactions contemplated by the Letter Agreements and to permit separate closings of the sales of the ACE and Delmarva Power & Light Company interests in such plants.

New Jersey Electric Utility Industry Restructuring
--------------------------------------------------

An update to the information previously reported in the MD&A under "Electric Utility Industry Restructuring," beginning on page II-4 of ACE's 1999 Annual Report on Form 10-K is presented below.

As previously disclosed, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. Issuance of the NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G). On April 13, 2000, the Superior Court of New Jersey, Appellate Division, issued its decision on this matter, generally upholding the orders of the NJBPU.

The New Jersey Business Users and the Division of the Ratepayer Advocate, appellants in the Superior Court proceeding, petitioned the New Jersey Supreme Court to review the Superior Court's decision. The New Jersey Supreme Court agreed to review the Superior Court's decision, setting a schedule for briefing by the parties, with oral argument scheduled for November 8, 2000.

Management cannot predict the effect, if any, of the outcome of the appeals discussed above upon ACE's final order for restructuring, or related matters, such as securitization by ACE of its stranded costs and the sale of the electric generating plants, as discussed under "Agreements for the Sale of Electric Generating Plants" within the MD&A.

ACE provides Basic Generation Service (BGS) to customers who have not selected an alternative electricity provider. ACE's ability to recover its BGS supply costs is subject to review by the NJBPU. ACE intends to manage BGS supply requirements (net of sources otherwise available to it at any particular time) through the use of a portfolio approach, including the use of competitive bidding. To date, ACE has issued two requests for proposals (RFP) for BGS supply. Neither RFP resulted in ACE entering into BGS supply contracts, and ACE has procured BGS supplies through other means.

Operating Revenues
-----------------

                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                     ----------------      ----------------
                                      2000      1999        2000      1999
                                     ------    ------      ------    ------
                                             (Dollars in millions)
Regulated electric revenues          $273.0    $337.0      $685.1    $823.6
Non-regulated electric revenues         5.8      12.4        34.1      12.4
Other revenues                          4.2       2.0         8.9       6.4
                                     ------    ------      ------    ------
Total operating revenues             $283.0    $351.4      $728.1    $842.4
                                     ======    ======      ======    ======

The table above shows the amounts of electric revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and BGS.

"Regulated electric revenues" decreased by $64.0 million, from $337.0 million for the third quarter of 1999 to $273.0 million for the third quarter of 2000. For the nine-month period, "regulated electric revenues" decreased by $138.5 million, from $823.6 million for the nine months ended September 30, 1999 to $685.1 million for the nine months ended September 30, 2000. Details of the variances in "regulated electric revenues" are shown below.

                                                                           Increase (Decrease) in
                                                                         Regulated Electric Revenues
                                                                        -----------------------------
                                                                         Three Months    Nine Months
                                                                        --------------  -------------
                                                                            (Dollars in millions)
Customers choosing alternative electricity suppliers                           $(18.3)       $ (31.0)
Decrease in retail rates for electric utility industry restructuring             (8.9)         (36.9)
Revenue adjustment related to BGS cost recovery                                  (7.7)           1.0
Lower volumes of interchange sales                                               (1.4)          (6.4)
Retail sales volume, sales mix, and other *                                     (27.7)         (65.2)
                                                                        --------------  -------------
                                                                               $(64.0)       $(138.5)
                                                                        ==============  =============

* Includes the effect of lower regulated retail electricity sales in the third quarter due to cooler summer weather.

The gross margin (revenues less related fuel and purchased power costs) earned from regulated electricity sales, decreased by approximately $35.0 million for the three-month period and $68.9 million for the nine-month period.

"Non-regulated electric revenues" include revenues from the combustion turbines (502 MW of capacity) and Deepwater electric generating plant (239 MW of capacity), which became deregulated on August 1, 1999. Upon the transfer of the combustion turbines to Conectiv on July 1, 2000, "non-regulated electric revenues" (and expenses) from these units were excluded from ACE's results of operations. "Non-regulated electric revenues" decreased by $6.6 million in the third quarter due to the transfer of the combustion turbines on July 1, 2000. "Non-regulated revenues increased by $21.7 million for the nine-month period primarily due to the timing of deregulation, which resulted in a longer time period of deregulated operations for the combustion turbines and Deepwater plant in the current nine-month period. ACE's non-regulated electricity generation business will end upon completion of the sale of the Deepwater electric generating plant, which is expected to occur in 2001. For additional information concerning commodity market risk associated with ACE's deregulated generation, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.

Operating Expenses
------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" decreased $31.2 million in the three-month period and $59.3 million for the nine-month period. The decreases for both periods reflect lower costs due to termination of the Pedricktown purchased power agreement in December 1999, lower energy volumes due to lower sales (including the effects of a cooler summer and the transfer of the combustion turbines), and a decrease due to costs recorded last year pursuant to the energy adjustment clause which was eliminated effective August 1, 1999.

Special Charges

ACE's operating results for the three and nine months ended September 30, 1999 include special charges of $12.3 million before taxes ($7.3 million after taxes) due to the costs of employee separations, additional costs related to the Merger, and certain other non-recurring items.

Operation and Maintenance Expenses

Operation and maintenance expenses were $59.9 million in the third quarter of 2000 and the third quarter of 1999. For the nine-month period, operation and maintenance expenses increased $3.8 million mainly due to higher power plant maintenance expenses.

Depreciation and amortization

Depreciation and amortization expenses decreased $4.5 million for the three-month period and $10.7 million for the nine-month period mainly due to the contribution of the combustion turbines to Conectiv on July 1, 2000 and the write-downs in the third and fourth quarters of 1999 of electric generating plants in connection with restructuring the electric utility industry in New Jersey. Depreciation expense for capital improvements to the electric transmission and distribution systems recently placed in-service and amortization of "Recoverable stranded costs" partly offset the decrease from lower depreciation of power plants.

Income Taxes
------------

Income taxes decreased $14.4 million for the three-month period and $27.8 million for the nine-month period mainly due to lower income before income taxes and a lower effective income tax rate. The nine-month period reflects the impact of the resolution of certain tax matters.

Interest Expense
----------------

Interest charges increased $3.7 million for the three-month period and $13.0 million for the nine-month period primarily due to interest charges on $228.5 million borrowed in December 1999 to finance the payment to terminate the Pedricktown purchased power contract.

New Accounting Pronouncement
----------------------------

ACE will implement the provisions of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, beginning in the first quarter of 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholder's equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

ACE's financial statements are not expected to be affected upon the initial adoption of SFAS No. 133 in the first quarter of 2001 because ACE is not expected to hold derivative instruments as of December 31, 2000. However, if and to the extent ACE does hold derivative instruments as of December 31, 2000, the initial impact would include the following: (a) recognition of assets or liabilities for the fair value of any contracts which would be classified as derivatives under SFAS No. 133; (b) derecognition (or elimination) of any deferred gains or losses on hedging derivatives, which exist as of December 31, 2000; and (c) a "cumulative effect" type of adjustment for the impact on comprehensive income, which would be partly recorded in other comprehensive income and partly in earnings. To the extent ACE holds derivative instruments subsequent to initial adoption of SFAS No. 133, there may be increased volatility in ACE's earnings, revenues and common stockholder's equity.

Liquidity and Capital Resources
-------------------------------

Cash Flows From Operating Activities

Due to $185.1 million of cash provided by operating activities, $37.8 million of cash used by investing activities, and $137.7 million of cash used by financing activities, cash and cash equivalents increased by $9.5 million during the nine months ended September 30, 2000.

Net cash provided by operating activities for the nine months ended September 30, 2000 included positive cash flow from $79.3 million of income tax refunds, which were related to the tax benefit associated with the December 1999 payment to terminate the Pedricktown purchased power contract. Excluding the $79.3 million positive variance for the income tax refunds, net cash flow from operations for the nine months ended September 30, 2000 decreased by $87.3 million primarily due to prior-year over-collections of energy costs from customers, lower electricity sales, and higher interest expense payments.

As of September 30, 2000, ACE had accrued income taxes payable of $3.5 million, compared to prepaid income taxes of $88.5 million as of December 31, 1999. The $92.0 million change was mainly due to the $79.3 million of income tax refunds received.

Cash Flows From Investing Activities

Capital expenditures of $40.5 million for the nine months ended September 30, 2000 were primarily for electric transmission and distribution system upgrades to increase system reliability.

The $5.3 million of cash received from "Intercompany loan receivable" for the nine months ended September 30, 2000 represents ACE's partial collection of a loan to a pool of funds that Conectiv subsidiaries borrow from or invest in, depending on their cash position.

See "Contribution of Combustion Turbines to Conectiv" for information concerning this non-cash investing and financing transaction, which, among other effects on the balance sheet, caused an $86 million decrease in property, plant and equipment and an $83 million decrease in common stockholder's equity.

Cash Flows From Financing Activities

Financing activities used cash of $137.7 million primarily due to redemption of $46.0 million of 6.83% Medium Term Notes at maturity on January 26, 2000, the repayment of $30.0 million of short-term debt, and the payment of $50.5 million of common dividends to Conectiv.

The balance of long-term debt as of September 30, 2000 decreased $39.9 million from December 31, 1999, primarily due to debt which became due in one year and was reclassified to "Long-term debt due within one year."

ACE's capital structure, including short-term debt, variable rate demand bonds and current maturities of long-term debt, is shown below as of September 30, 2000 and December 31, 1999, expressed as a percentage of total capitalization. The changes in ACE's capital structure reflect the contribution of the combustion turbines to Conectiv, effective July 1, 2000, and the financing activities discussed above.

                                                         September 30,   December 31,
                                                              2000           1999
                                                            --------       --------
Common stockholder's equity                                   34.7%          36.5%
Preferred stock and preferred trust securities                 7.4%           6.7%
Long-term debt, including current maturities,
  variable rate demand bonds, and short-term debt             57.9%          56.8%

Ratio of Earnings to Fixed Charges

ACE's ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividends under the SEC Methods are shown below. See
Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.


                                              12 Months
                                                Ended         Year Ended December 31,
                                            September 30,  ----------------------------
                                                2000       1999  1998  1997  1996  1995
                                            -------------  ----  ----  ----  ----  ----
 Ratio of Earnings to
   Fixed Charges (SEC Method)                   1.74       2.57  1.66  2.84  2.59  3.19
 Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends (SEC Method)        1.68       2.44  1.55  2.58  2.16  2.43

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on pages II-13 to II-14 of ACE's 1999 Annual Report on Form 10-K, ACE is subject to market risks, including interest rate risk, equity price risk, and commodity price risk. An update concerning ACE's commodity price risk is below.

Effective August 1, 1999, 741 MW of capacity of ACE's electric generating plants was deregulated. Due to the contribution of the combustion turbines to Conectiv on July 1, 2000, ACE had 239 MW of deregulated capacity remaining as of September 30, 2000. The megawatt-hour (MWH) output of these plants is sold in markets not subject to price regulation. From time-to-time, ACE hedges the MWH output of the deregulated portion of its electric generating units primarily through forward contracts, which are used to lock-in selling prices for electricity. ACE may also write (or sell) options for sale of the electric generating plants' MWH output.

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

ACE had no value-at-risk as of September 30, 2000 associated with commodity price exposure stemming from contractual arrangements, compared to $6.4 million as of December 31, 1999.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

Information reported under the heading "Other" in Note 11 to the Consolidated Financial Statements under Item 1 in Part I herein, concerning an action filed in a New Jersey Superior Court by the City of Vineland, is incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

Exhibits
--------

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27,  Financial Data Schedule

Reports on Form 8-K
-------------------

On July 7, 2000, ACE filed a Current Report on Form 8-K dated July 1, 2000 reporting on Item 5, Other Events.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Atlantic City Electric Company
                                   ----------------------------------
                                             (Registrant)



Date:  November 13, 2000           /s/ John C. van Roden
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