Form 10-K405
period 2000-12-31
ATLANTIC CITY ELECTRIC CO
filed 2001-04-02
CIK 8192

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

                  For the fiscal year ended December 31, 2000

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

                 Registrant's telephone number (302) 429-3069

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  All 18,320,937 issued and outstanding shares of Atlantic City Electric Com-pany common stock, $3 per share par value, are owned by Conectiv.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         Page
                                                                         -----
PART I

Item 1. Business
 Overview...............................................................   I-1
 Business Segments......................................................   I-2
 Contribution of Combustion Turbines to Conectiv........................   I-2
 Agreements for the Sale of Electric Generating Plants..................   I-2
 Electric Utility Industry Restructuring................................   I-3
 Basic Generation Service...............................................   I-3
 Capacity...............................................................   I-3
  Electric Generating Plants............................................   I-4
  Purchased Power.......................................................   I-4
  Supplying Forecasted Peak Loads.......................................   I-4
 PJM Interconnection L.L.C..............................................   I-4
 Nuclear Power Plants...................................................   I-5
 Fuel Supply for Electric Generation....................................   I-5
  Coal..................................................................   I-6
  Oil...................................................................   I-6
  Gas...................................................................   I-6
  Nuclear...............................................................   I-6
 Electric Energy Adjustment Clause......................................   I-6
 Retail Electric Rates..................................................   I-7
 New Jersey Electric System Reliability Standards.......................   I-7
 New Jersey Demand Side Management......................................   I-7
 Affiliated Transactions................................................   I-7
 Federal Decontamination & Decommissioning Fund.........................   I-7
 Capital Spending and Financing Program.................................   I-8
 Environmental Matters..................................................   I-8
  Air Quality Regulations...............................................   I-8
  Water Quality Regulations.............................................   I-9
  Hazardous Substances..................................................   I-9
 Executive Officers.....................................................  I-10

Item 2. Properties......................................................  I-11

Item 3. Legal Proceedings...............................................  I-11

Item 4. Submission of Matters to a Vote of Security Holders.............  I-11

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters................................................................  II-1

Item 6. Selected Financial Data.........................................  II-2

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations..................................................  II-3

Item 7A. Quantitative and Qualitative Disclosures About Market Risk..... II-13

Item 8. Financial Statements and Supplementary Data..................... II-14

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure................................................... II-43

PART III

Item 10. Directors and Executive Officers of the Registrant............. III-1

Item 11. Executive Compensation.........................................  III-2

Item 12. Security Ownership of Certain Beneficial Owners and
 Management.............................................................  III-7

Item 13. Certain Relationships and Related Transactions.................  III-7

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
 K......................................................................   IV-1

Signatures..............................................................   IV-4

                                    PART I

ITEM 1. BUSINESS

Overview

  Atlantic City Electric Company (ACE) is a regulated public electric utility and a subsidiary of Conectiv, which is a Delaware corporation and a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries. ACE was organized under the laws of New Jer-sey on April 28, 1924, by merger and consolidation of several utility compa-nies. Effective March 1, 1998, Atlantic Energy, Inc. (Atlantic) and Delmarva Power & Light Company (DPL) consummated a series of merger transactions (the Merger) by which ACE and DPL became wholly-owned subsidiaries of Conectiv. At-lantic owned ACE prior to the Merger. For additional information about the Merger, refer to Note 4 to the Consolidated Financial Statements included in
Item 8 of Part II.

  On February 9, 2001, the Boards of Directors of Conectiv and Potomac Elec-tric Power Company (Pepco) approved an Agreement and Plan of Merger (Conectiv/Pepco Merger Agreement) under which Pepco will acquire Conectiv for a combination of cash and stock. The transaction is subject to various statu-tory and regulatory approvals and approval by the stockholders of Conectiv and Pepco.

  As a public electric utility, ACE supplies and delivers electricity to its customers. These businesses, which are discussed below, are weather sensitive and seasonal because sales of electricity are usually higher during the summer months due to air conditioning usage. ACE delivers electricity to approxi-mately 501,000 customers through its transmission and distribution systems and also supplies electricity to most of its delivery customers. ACE's regulated service area covers about 2,700 square miles within the southern one-third of New Jersey and has a population of approximately 0.9 million.

  ACE supplies electricity to customers within its service area with power purchased from other suppliers and electricity generated by its power plants. A transition to market pricing and terms of service for supplying electricity in ACE's regulated service area began in 1999. All of ACE's electricity deliv-ery customers could elect to choose an alternative electricity supplier, be-ginning August 1, 1999.

  ACE's electric retail utility business is subject to regulation by the New Jersey Board of Public Utilities (NJBPU), including rates charged to electric customers. The Federal Energy Regulatory Commission (FERC) also has regulatory authority over certain aspects of ACE's electric utility business. In 2000, the regulated retail electricity delivery and supply businesses provided about 87% of ACE's operating revenues and most of ACE's earnings. In 2000, ACE's regulated electric retail revenues were earned from the following customer classes: residential--50.4%; commercial--37.9%; industrial--9.7%; and other-- 2.0%.

  Effective August 1, 1999, ACE's combustion turbines (502 megawatts of elec-tric generating capacity) and the Deepwater plant (185 megawatts of electric generating capacity) were deregulated and the output of these plants was sold in markets not subject to price regulation. On July 1, 2000, ACE contributed the combustion turbines to Conectiv, as discussed under "Contribution of Com-bustion Turbines to Conectiv." The Deepwater plant is subject to an agreement for sale as discussed under "Agreements for the Sale of Electric Generating Plants."

  Conectiv's service company, Conectiv Resource Partners, Inc. (CRP), provides a variety of support services to Conectiv subsidiaries. The costs of CRP are directly assigned and allocated to the Conectiv subsidiaries using CRP's serv-ices.

  As of December 31, 2000, ACE had 660 employees, of which 498 were repre-sented by a labor organization.

Business Segments

  For other information concerning ACE's business segments, see Note 23 to ACE's 2000 Consolidated Financial Statements included in Item 8 of Part II.

Contribution of Combustion Turbines to Conectiv

  Effective July 1, 2000, ACE contributed at book value its combustion tur-bines (502 megawatts (MW) of capacity) and related transmission equipment, in-ventories, and liabilities to a wholly-owned subsidiary (Conectiv Atlantic Generation, LLC, or CAG). ACE then contributed CAG to Conectiv in conjunction with the formation of an energy-holding company by Conectiv, which is engaged in non-regulated electricity production and sales, and energy trading and mar-keting. This transaction caused an $86 million decrease in property, plant and equipment and an $83 million decrease in common stockholder's equity.

Agreements for the Sale of Electric Generating Plants

  ACE has entered into agreements for the sale of its ownership interests in non-strategic baseload nuclear and fossil fuel-fired electric generating plants. As of December 31, 2000, all of the electric generating plants of ACE were subject to sales agreements and the plants had a net book value of $132.1 million and an aggregate capacity of 1,122.7 MW. These electric generating plants held for sale include the following:

  (i) The ownership interests of ACE in nuclear electric generating plants:

    (a) The agreed upon selling price is $11 million plus the net book value of ACE's interests in nuclear fuel as of the closing date;

    (b) As of December 31, 2000, the capacity and the net book value of ACE's interests in these plants were 383 MW and $14.5 million, respec-tively.

  (ii) The ownership interests of ACE in certain wholly and jointly owned fossil fuel-fired electric generating units:

    (a) The agreed upon selling price is $178 million, before certain ad-justments and selling expenses;

    (b) As of December 31, 2000, the capacity and the net book value of ACE's interests in these electric generating units were 739.7 MW and $117.6 million, respectively.

  As of December 31, 1999, ACE had ownership interests in electric generating plants representing 1,624.7 MW of electric generating capacity. The 502 MW de-crease in electric generating capacity from 1999 to 2000 resulted from the contribution of the combustion turbines to Conectiv, effective July 1, 2000. After the sales of the electric generating plants of ACE are completed, the principal remaining businesses of ACE will be the transmission and distribu-tion of electricity.

  ACE's exit from the business of electricity production is expected to cause a decrease in ACE's earnings capacity.

  Consummation of the sales of the electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplated that the sales of the plants of ACE and DPL, which is also selling its electric generating plants, would occur simultaneously. Appeals related to the NJBPU's final order con-cerning restructuring the electricity supply business of Public Service Elec-tric and Gas Company (PSE&G) and recent electricity shortages and price in-creases in California have resulted in delays in the issuance of required reg-ulatory approvals, the NJBPU's final order concerning restructuring the elec-tricity supply business of ACE, and the closings of the sales of the electric generating units. On December 6, 2000, the New Jersey Supreme Court affirmed the judgment of the New Jersey Superior Court Appellate Division, which had previously upheld the NJBPU's final order concerning the PSE&G restructuring. Management currently expects the sales of ACE's nuclear and fossil fuel-fired electric generating plants to take place during 2001. However, management cannot predict the timing of the issu-ance of required NJBPU approvals, the timing or outcome of appeals, if any, of such approvals, the effect of any of the foregoing on the ability of ACE to consummate the sales of various electric generating plants or the impact of any of the foregoing on ACE's ability to recover or securitize any related stranded costs.

  For additional information, see "Agreements for the Sales of Electric Gener-ating Plants" within Management's Discussion and Analysis of Financial Condi-tion and Results of Operations (MD&A), included in Item 7 of Part II, and Note 11 to the Consolidated Financial Statements included in Item 8 of Part II.

Electric Utility Industry Restructuring

  As discussed below, ACE's electric utility business was restructured during 1999 pursuant to enactment of New Jersey's Electric Discount and Energy Compe-tition Act (New Jersey Act) and a Summary Order the NJBPU issued to ACE. All customers in ACE's service area could choose an alternative electricity sup-plier beginning August 1, 1999.

  ACE supplies electricity to customers in its service area with power pur-chased from other suppliers and electricity generated by its power plants. The transition to market pricing and terms of service for supplying electricity to customers in ACE's service area began with enactment of the New Jersey Act on February 9, 1999 which provided customers of New Jersey electric utilities with a choice of electricity suppliers beginning August 1, 1999. On July 15, 1999 the NJBPU issued to ACE a Summary Order which provided for decreases in electric customer rates, the opportunity to recover stranded costs, securitization of ACE's stranded costs, and the regulatory treatment of any gain or loss arising from the divestiture of electric power plants. For infor-mation about restructuring the electricity supply business of ACE, see Notes 1, 6, 7, 8 and 14 to the Consolidated Financial Statements, included in Item 8 of Part II, and "Electric Utility Industry Restructuring" within the MD&A in-cluded in Item 7 of Part II.

Basic Generation Service

  Through July 31, 2002, under New Jersey's Basic Generation Service (BGS), ACE is obligated to supply electricity to customers who do not choose an al-ternative electricity supplier. ACE supplies the BGS load requirement with purchased power and the output generated by certain units to be sold. ACE's customer rates are designed to recover the costs of providing BGS service, in-cluding above-market portions of long-term purchased power contracts. As a re-sult, ACE recognizes revenues for BGS service equal to the related costs in-curred. Any difference between such revenues and costs results in a related adjustment to "Deferred energy supply costs." ACE had a regulatory liability of $34.7 million as of December 31, 2000 and $46.4 million as of December 31, 1999 for over-recovered energy supply costs. ACE's customer rates are to be adjusted for any deferred balance remaining after the initial four-year tran-sition period ends July 31, 2003. ACE's recovery of BGS supply costs is sub-ject to review by the NJBPU.

  For additional information concerning the source of electricity supplied for BGS, see "Supplying Forecasted Peak Loads" below.

Capacity

  Capacity is the capability to produce electric power from owned electric generating units and differs from the electric energy markets, which trade the actual energy being generated. Capacity may also be purchased through third-party contracts. As discussed below, the PJM Interconnection, L.L.C. (PJM) power pool operates a centralized capacity market, which allows PJM member companies such as Conectiv to buy or sell capacity as needed for the electric utility operations of Conectiv subsidiaries. As a member of the PJM, Conectiv is obligated to maintain capacity levels based on its allocated share of esti-mated aggregate PJM capacity requirements, including the portion attributable to ACE. More capacity will need to be purchased after the electric generating units subject to sales agreements are sold.

Electric Generating Plants

  The capacity provided by the electric generating plants of ACE as of Decem-ber 31, 2000 is summarized in the chart below. As discussed above, all of the electric generating plants of ACE are subject to agreements for sale. The net generating capacity available for operations at any time may be less than the total net installed generating capacity due to generating units being out of service for inspection, maintenance, repairs, or unforeseen circumstances.

                                                                         MW of
   Type of Electric Generating Plant                                    Capacity
   ---------------------------------                                    --------
   Coal-fired..........................................................    471
   Oil-fired...........................................................    241
   Combustion turbines.................................................     22
   Nuclear.............................................................    380
   Diesel..............................................................      9
                                                                         -----
   Electric Generating Capacity........................................  1,123
                                                                         =====

Purchased Power

  As discussed in Note 19 to the Consolidated Financial Statements included in
Item 8 of Part II, as of December 31, 2000, ACE had long-term purchased power contracts, which provided 724 MW of capacity and the related energy. These long-term purchased power contracts include 524 MW of capacity and energy pur-chased from non-utility generators (NUGs), at prices which generally are above market prices. ACE purchases electricity from the NUGs as a result of legisla-tion enacted in 1978 which requires electric utilities to purchase such power. ACE recovers the costs of these contracts through rates charged to customers for BGS.

Supplying Forecasted Peak Loads

  Management currently forecasts a peak load of 2,074 MW in 2001 for ACE's
BGS.

  ACE intends to manage its BGS supply requirement through the use of a port-folio approach, including the use of competitive bidding. Approximately 50% of ACE's forecasted 2001 BGS load requirement will be supplied from a combination of existing bilateral long-term power purchases and electricity generated by plants of ACE. The balance of the supply is expected to be provided through additional bilateral contracts and the spot market.

PJM Interconnection, L.L.C

  Pursuant to Conectiv's PJM membership, the generation and transmission fa-cilities of ACE are operated on an integrated basis with other electricity suppliers in Pennsylvania, New Jersey, Maryland, and the District of Columbia, and are interconnected with other major utilities in the eastern half of the United States. This power pool improves the reliability and operating econo-mies of the systems in the group and provides capital economies by permitting shared reserve requirements. The PJM's installed capacity as of December 31, 2000, was 58,701 MW. The PJM's peak demand during 2000 was 49,430 MW on August 9, which resulted in a summer reserve margin of 18.4% (based on installed ca-pacity of 58,524 MW on that date).

  The PJM operates a centralized capacity credit market, enabling participants to procure or sell surplus capacity to meet reliability obligations within the PJM region.

  The PJM Operating Agreement allows bids to sell electricity (energy) re-ceived from generation located within the PJM control area. Transactions that are bid into the PJM pool are capped at $1,000 per megawatt hour. All power providers are paid the locational marginal price (LMP) set through power prov-iders' bids. The LMP will be higher in congested areas reflecting the price bids of those higher cost generating units that are dispatched to supply demand and alleviate the transmission constraint. Fur-thermore, in the event that all available generation within the PJM control area is insufficient to satisfy demand, the PJM may institute emergency pur-chases from adjoining regions. The cost of such emergency purchases is not subject to any PJM price cap.

  There are a number of factors that distinguish the PJM market from Califor-nia, and make the types of problems recently experienced there less likely. The most prominent difference is the extent to which there is adequate gener-ating capacity to meet demand in the region. The PJM's reserve margin is 18 percent, which is considerably higher than the reserve margin in California. The two markets have also operated differently. Considerable price risk for California utilities resulted from requirements to sell a significant portion of their generation assets and, until recently, buy their energy from the spot market (longer-term forward contracts were not permitted). In contrast, PJM utilities have not been required to divest of their generation assets and have been permitted to lock in prices through long-term contracts, and to mitigate risk with use of other hedging instruments. Finally, California is highly de-pendent on gas-fired and hydro electric generation, both of which are highly dependent on weather. In contrast, PJM has a more diverse fuel mix, including a substantial base of coal and nuclear generators.

Nuclear Power Plants

  ACE owns 5% of Hope Creek Nuclear Generating Station (Hope Creek), which has 1,031 MW of capacity, 7.41% of Salem, which has 2,212 MW of capacity excluding the on-site combustion turbine, and 7.51% of Peach Bottom, which has 2,186 MW of capacity. The Hope Creek Unit and Salem Units 1 and 2 are located adjacent to each other in Salem County, New Jersey, and are operated by PSE&G. Peach Bottom Units 2 and 3 are located in York County, Pennsylvania, and are oper-ated by PECO Energy Company (PECO).

  As discussed above under "Agreements for the Sale of Electric Generating Plants," the agreements for the sale of ACE's interests in the nuclear plants (164 MW in Peach Bottom, 167 MW in Salem, and 52 MW in Hope Creek) provide for
(a) a sales price of approximately $11 million plus the net book value of the interests of ACE in nuclear fuel on-hand as of the closing date and (b) the transfer of ACE's nuclear decommissioning funds and related obligation for decommissioning the plants to the purchasers upon completion of the sales. The net book value of ACE's ownership interests in the nuclear plants subject to agreements for sale was $14.5 million as of December 31, 2000.

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

  For information concerning funding ACE's share of the estimated future cost of decommissioning the Salem, Hope Creek, and Peach Bottom nuclear reactors, see Note 13 to the Consolidated Financial Statements included in Item 8 of
Part II.

Fuel Supply for Electric Generation

  The electric generating capacity of ACE by fuel type is shown above under "Electric Generating Plants." To facilitate the purchase of adequate amounts of fuel, ACE contracts with various suppliers of coal, oil, and natural gas on both a long- and short-term basis. Prices under oil and natural gas contracts are generally determined by market-based indices.

  ACE's obligations for coal and oil supply contracts related to the fossil fuel-fired electric generating units to be sold are expected to be assumed by NRG Energy, Inc., the party which has agreed to purchase the fossil fuel-fired plants. Under the sales agreements for ACE's interests in nuclear generating units, ACE will receive proceeds for the book value of the nuclear fuel inventories, which are ex-pected to be used to liquidate ACE's obligations for the lease of the nuclear fuel inventories.

  Management does not anticipate any difficulty in obtaining adequate amounts of fuel for ACE's electric generating plants.

Coal

  During 2000, the coal for ACE's coal-fired units was purchased under con-tracts expiring in 2002 (representing 80% of 2000 coal requirements) and on the spot market (representing 20% of 2000 coal requirements). During 2001, management expects that approximately 75% of coal requirements will be pur-chased under supply contracts and the other 25% purchased on the spot market.

Oil

  All of the oil used by ACE's oil-fired electric generating units is pur-chased on a spot basis.

Gas

  The 19 MW combustion turbine located at Deepwater uses natural gas as a pri-mary fuel source and the units at the Deepwater station, which use coal and oil as primary fuels, use natural gas as a secondary fuel. Natural gas for the combustion turbine and the Deepwater station is primarily purchased from a lo-cal gas distribution company on a semi-firm basis and is also purchased from other suppliers such as marketers, producers, and utilities. Natural gas is delivered through the interstate pipeline system under a mix of long-term firm, short-term firm, and interruptible contracts.

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

  After spent fuel is removed from a nuclear reactor, it is placed in tempo-rary storage for cooling in a spent fuel pool at the nuclear station site. Un-der the Nuclear Waste Policy Act of 1982 (NWPA), the federal government en-tered into contracts with utilities operating nuclear power plants for trans-portation and ultimate disposal of spent nuclear fuel and high level radioac-tive waste. However, no permanent government-owned and operated repositories are in service or under construction. The United States Department of Energy has stated that it would not be able to open a permanent, high level nuclear waste storage facility until 2010, at the earliest.

  Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent nuclear fuel storage installations located at or away from reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license). PSE&G has advised ACE that adequate spent fuel storage capacity is estimated to be available through 2011 for Salem Unit 1, 2015 for Salem Unit 2, and 2007 for Hope Creek. PECO has advised ACE that it has constructed an on-site dry storage facility at Peach Bottom which provides adequate storage capacity through the end of the current licenses for the two Peach Bottom units.

Electric Energy Adjustment Clause

  Through July 31, 1999, ACE's tariffs for its electric customers included en-ergy adjustments for fuel costs, purchased energy costs, and capacity pur-chased from non-utility electricity suppliers. Effective August 1, 1999, through various components of regulated rates, the rates charged to ACE's BGS customers for electricity supply, include ACE's fuel costs, purchased energy costs, and capacity purchased from non-utility electricity suppliers. For additional information, see "Basic Gen-eration Service" above.

Retail Electric Rates

  In its Summary Order, the NJBPU directed ACE to implement a 5% aggregate rate reduction effective August 1, 1999 and an additional 2% rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by 10% from the rates that were in effect as of April 30, 1997. The initial 5% rate reduction effective August 1, 1999 reduced annual revenues by approximately $50 million. The additional 2% rate reduction required by January 1, 2001 was implemented through two separate 1% rate reductions effective January 1, 2000 and 2001, respectively. Each of the 1% rate reductions reduces annual revenues by ap-proximately $10 million, or $20 million in total. The final rate reduction, which is required by August 1, 2002, is expected to reduce revenues by an ad-ditional $30 million, which would result in a cumulative rate reduction of $100 million since August 1, 1999.

  For additional information concerning the impact of electric utility indus-try restructuring on customer rates, see Note 7 to the Consolidated Financial Statements included in Item 8 of Part II.

New Jersey Electric System Reliability Standards

  In November 1999, the NJBPU began a general review of the reliability of the electric systems of ACE and all other New Jersey utilities. The NJBPU began its review as a result of electric service outages which occurred during an extended period of hot and humid weather in July 1999. On November 28, 2000, the NJBPU approved interim reliability standards which are in effect through 2002 and are designed to reduce outage frequency and duration, as well as im-prove maintenance and inspection of electric facilities. Final reliability standards are expected to be adopted in late-2002, after the NJBPU reviews data submitted by the utilities. Expenditures of approximately $5 million are expected by ACE during 2001 in order to comply. The NJBPU could fine utilities up to $50,000 per violation of the rule requirements.

New Jersey Demand Side Management

  The NJBPU adopted rules in 1991 to encourage utilities to offer demand side management (DSM) and conservation services. The New Jersey Act requires the continuation of these energy efficiency programs and the initiation of renew-able energy programs, the costs of which are to be recovered through a soci-etal benefits charge to electric and gas customers of New Jersey public utili-ties. On June 9, 1999, the NJBPU initiated the Comprehensive Resource Analysis
(CRA) proceeding causing a comprehensive resource analysis of energy programs to be undertaken including the re-evaluation of existing DSM programs and the incorporation of new energy efficiency and renewable energy programs. A key issue in the CRA proceeding is the determination of the appropriate level of funding for energy efficiency and renewable energy programs on a statewide ba-sis. Hearings have been conducted and a record has been established to permit the NJBPU to render decisions for each New Jersey utility in lieu of settle-ments, if necessary. A decision by the NJBPU is expected in 2001.

Affiliated Transactions

  On March 15, 2000, the NJBPU adopted Interim Affiliate Relations, Fair Com-petition and Accounting Standards and Related Reporting Requirements (Interim Standards). These Interim Standards will remain in effect for no longer than 18 months, until final standards are issued by the NJBPU. A compliance audit of these interim standards was conducted during 2000 and a final order is pending by the NJBPU.

Federal Decontamination & Decommissioning Fund

  The Energy Policy Act of 1992 provided for creation of a Decontamination & Decommissioning (D&D) Fund to pay for the future clean-up of DOE gaseous dif-fusion enrichment facilities. Domestic utilities and the federal government are required to make payments to the D&D Fund. The liabil-ity accrued for ACE's D&D Fund liability was $5.1 million as of December 31, 2000. The terms of agreements for the sale of ACE's interests in the nuclear power plants provide for the buyers of the plants to assume the amount of this liability which exists at the time the sale is completed.

Capital Spending and Financing Program

  For financial information concerning ACE's capital spending and financing program, refer to "Liquidity and Capital Resources" in the MD&A included in
Item 7 of Part II and Notes 16 and 17 to the Consolidated Financial State-ments, included in Item 8 of Part II.

  ACE's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the Securities and Exchange Commission (SEC) Methods for 2000-1996 are shown below.

                                                      Year Ended December 31,
                                                      ------------------------
                                                      2000 1999 1998 1997 1996
                                                      ---- ---- ---- ---- ----
   Ratio of Earnings to Fixed Charges (SEC Method)... 2.03 2.57 1.66 2.84 2.59
   Ratio of Earnings to Fixed Charges and Preferred
    Stock Dividends (SEC Method)..................... 1.95 2.44 1.55 2.58 2.16

  For purposes of computing the above ratios, earnings, including Allowance For Funds Used During Construction, are income before extraordinary item plus income taxes and fixed charges. Fixed charges include gross interest expense, the estimated interest component of rentals, and dividends on preferred secu-rities of a subsidiary trust. For the ratio of earnings to fixed charges and preferred dividends, preferred stock dividends represent preferred stock divi-dend requirements multiplied by the ratio that pre-tax income bears to net in-come.

Environmental Matters

  ACE is subject to various federal, regional, state, and local environmental regulations, including air and water quality control, oil pollution control, solid and hazardous waste disposal, and limitation on land use. Permits are required for construction projects and the operation of existing facilities. ACE has incurred, and expects to continue to incur, capital expenditures and operating costs because of environmental considerations and requirements. In-cluded in ACE's forecasted capital requirements are construction expenditures for compliance with environmental regulations, which are estimated to be $1 million in 2001.

  ACE has a continuing program to assure compliance with the environmental standards adopted by various regulatory authorities.

Air Quality Regulations

  The federal Clean Air Act required utilities and other industries to signif-icantly reduce emissions of air pollutants such as sulfur dioxide (SO\\2\\) and oxides of nitrogen (NOx) by the year 2000. All wholly or jointly owned electric generating units of ACE are in compliance with these requirements.

  The electric generating plants of ACE have complied with Title I of the Clean Air Act, the ozone non-attainment provisions, which require states to promulgate Reasonably Available Control Technology (RACT) regulations for ex-isting sources located within ozone non-attainment areas or within the North-east Ozone Transport Region (NOTR). Additional "post-RACT" NOx emission regu-lations are being pursued by states in the NOTR. In 2000, the electric gener-ating plants of ACE complied with post-RACT requirements. In addition to the above requirements, the United States Environmental Protection Agency (USEPA) has proposed summer seasonal NOx controls commensurate with reductions of up to 85% below baseline years by the year 2003 for a 22-state region, including New Jersey. Since the State of New Jersey will require a greater percent re-duction than that required by the USEPA, the ACE facilities will most likely achieve compliance with the USEPA requirement by 2003. The estimated cost to comply is approximately $5-$8 million over the next five years.

  In July 1997, the USEPA adopted new federal air quality standards for par-ticulate matter and ozone. The new particulate matter standard addresses fine particulate matter. Attainment of the fine particulate matter standard may re-quire reductions in NOx and SO\\2\\. However, under the time schedule an-nounced by the USEPA, particulate matter non-attainment areas will not be des-ignated until 2002 and control measures to meet this standard will not be identified until 2005.

  The USEPA requested data from a number of electric utilities regarding older coal-fired units in order to determine compliance with the regulations for the Prevention of Significant Deterioration of Air Quality (PSD). A number of set-tlements have been announced throughout the utility industry. On February 23, 2000, ACE received a request for data from the USEPA and the New Jersey De-partment of Environmental Protection (NJDEP) on coal-fired operations at the Deepwater and B.L. England electric generating stations. Data was submitted, as requested by the USEPA throughout 2000. At this time it is not possible to predict the impact of this request, if any, on Deepwater or B.L. England oper-ations.

Water Quality Regulations

  The Clean Water Act provides for the imposition of effluent limitations to regulate the discharge of pollutants, including heat, into the waters of the United States. National Pollution Discharge Elimination System (NPDES) permits issued by state environmental regulatory agencies specify effluent limita-tions, monitoring requirements, and special conditions with which facilities discharging waste-waters must comply. To ensure that water quality is main-tained, permits are issued for a term of five years and are modified as neces-sary to reflect requirements of new or revised regulations or changes in fa-cility operations.

  ACE holds New Jersey Pollution Discharge Elimination System (NJPDES) permits issued by the NJDEP for the Deepwater and B.L. England power stations. The NJPDES permit for the Deepwater Station expired in 1991. The permit has been administratively extended and the plant continues to operate under the condi-tions of the existing permit while negotiations are underway for permit renew-al. The NJPDES permit for the B.L. England station expired in December 1999, but has been administratively extended and the plant continues to operate un-der the conditions of the existing permit until a renewal permit is issued by NJDEP.

Hazardous Substances

  The nature of the electric business results in the production or handling of various by-products and substances, which may contain substances defined as hazardous under federal or state statutes. The disposal of hazardous sub-stances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize govern-mental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE's exposure is minimized by adherence to environmental standards for ACE-owned facilities and through a waste dis-posal contractor screening and audit process.

  ACE had accrued a current liability of $1.0 million as of December 31, 2000 and 1999 for clean-up and other potential costs related to federal and state superfund sites. ACE does not expect such future costs to have a material ef-fect on its financial position or results of operations. For additional infor-mation, see Note 22 to the Consolidated Financial Statements included in Item 8 of Part II.

Executive Officers

  The names, ages, and positions of all of the executive officers of ACE as of December 31, 2000, are listed below, along with their business experiences during the past five years. Officers of ACE are elected annually by ACE's Board of Directors. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                           Executive Officers of ACE
                           (As of December 31, 2000)

                                            Business Experience During Past 5
          Name, Age and Position                          Years
          ----------------------            ---------------------------------
 Joseph M. Rigby, 44..................... Elected 2000 as Senior Vice President
  President                               of Conectiv and President of Atlantic
                                          City Electric Company. 1999, Vice
                                          President, Electric Delivery,
                                          Conectiv. 1998, Vice President, Gas
                                          Delivery, Conectiv. 1997, Vice
                                          President, Merger Integration Team,
                                          Conectiv. 1996, Director of Human
                                          Resources, Atlantic Energy, Inc.

 John C. van Roden, 51................... Elected 2000 as Senior Vice President
  Chief Financial Officer                 and Chief Financial Officer of
                                          Conectiv and Chief Financial Officer
                                          of Atlantic City Electric Company.
                                          Elected 1998 as Senior Vice President
                                          and Chief Financial Officer of
                                          Conectiv. Principal, Cook and Belier,
                                          Inc. in 1998. Senior Vice
                                          President/Chief Financial Officer and
                                          Vice President/Treasurer,Lukens, Inc.
                                          from 1987 to 1998.

 James P. Lavin, 53...................... Elected 1998 as Controller of
  Controller and Chief Accounting Officer Conectiv and Atlantic City Electric
                                          Company. Elected 1993 as Comptroller,
                                          Delmarva Power & Light Company.

ITEM 2. PROPERTIES

                                                                    Generating
                                                                     Capacity
     Electric Generating Station               Location             (kilowatts)
     ---------------------------               --------             -----------
   Coal-Fired
     B L England................... Beesley's Pt., NJ..............    284,000
     Conemaugh..................... New Florence, PA...............     65,000*
     Keystone...................... Shelocta, PA...................     42,000*
     Deepwater..................... Pennsville, NJ.................     80,000
                                                                     ---------
                                                                       471,000
                                                                     ---------
   Oil-Fired
     B L England................... Beesley's Pt., NJ..............    155,000
     Deepwater..................... Pennsville, NJ.................     86,000
                                                                     ---------
                                                                       241,000
                                                                     ---------
   Combustion Turbines
     Deepwater..................... Pennsville, NJ.................     19,000
     Salem......................... Lower Alloways Creek Twp., NJ..      3,000*
                                                                     ---------
                                                                        22,000
                                                                     ---------
   Nuclear
     Peach Bottom.................. Peach Bottom Twp., PA..........    164,000*
     Salem......................... Lower Alloways Creek Twp., NJ..    164,000*
     Hope Creek.................... Lower Alloways Creek Twp., NJ..     52,000*
                                                                     ---------
                                                                       380,000
                                                                     ---------
   Diesel Units
     B L England................... Beesley's Pt., NJ..............      8,000
     Keystone...................... Shelocta, PA...................        300*
     Conemaugh..................... New Florence, PA...............        400*
                                                                     ---------
                                                                         8,700
                                                                     ---------
   Total Electric Generating Capacity..............................  1,122,700
                                                                     =========

--------
*  Represents ACE's ownership interest in jointly-owned plants.

  The above table sets forth the summer electric capacity of the electric gen-erating plants of ACE.

  Substantially all utility plants and properties of ACE are subject to the lien of the Mortgage under which First Mortgage Bonds are issued.

  The electric transmission and distribution systems of ACE includes 1,231 transmission poleline miles of overhead lines, 9,419 distribution poleline miles of overhead lines, and 1,198 distribution cable miles of underground ca-bles.

ITEM 3. LEGAL PROCEEDINGS

  On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire by eminent domain ACE electric distribu-tion facilities located within the City limits. The City has offered approxi-mately $11 million for these assets, including the right to provide electric service in this area. ACE believes that, properly evaluated, the assets sought by the City are worth approximately $40 million.

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

  ACE's certificate of incorporation requires payment of all preferred divi-dends in arrears (if any) prior to payment of common dividends to Conectiv, and has certain other limitations on the payment of common dividends.

  As a subsidiary of a registered holding company under PUHCA, ACE can pay div-idends only to the extent of its retained earnings unless SEC approval is ob-tained.

                        ATLANTIC CITY ELECTRIC COMPANY

ITEM 6. SELECTED FINANCIAL DATA

                                        Year Ended December 31,
                         -------------------------------------------------------
                            2000     1999(1)     1998(2)    1997(3)      1996
                         ---------- ----------  ---------- ---------- ----------
                                         (Dollars in Thousands)
Operating Results
Operating Revenues...... $  968,383 $1,076,585  $1,039,750 $1,084,890 $  989,647
Operating Income........    166,524    171,931     108,868    190,052    165,120
Income Before
 Extraordinary Item.....     54,434     63,930      30,276     85,747     75,017
Extraordinary Item, Net
 of Income Taxes of
 $40,474 (4)............         --    (58,095)         --         --         --
Net Income..............     54,434      5,835      30,276     85,747     75,017
Earnings Applicable to
 Common Stock...........     52,302      3,703      29,385     80,926     65,113
Capitalization
Common Stockholder's
 Equity................. $  580,119 $  677,951  $  730,093 $  783,033 $  778,425
Preferred Stock
  Not Subject to
   Mandatory
   Redemption...........      6,231      6,231       6,231     30,000     30,000
  Subject to Mandatory
   Redemption...........     23,950     23,950      23,950     33,950     43,950
Preferred Securities of
 Subsidiary Trusts
 Subject To Mandatory
 Redemption.............     95,000     95,000      95,000     70,000     70,000
Variable Rate Demand
 Bonds (VRDB) (5).......     22,600     22,600      22,600     22,600         --
Long-Term Debt..........    857,653    954,752     791,127    811,144    802,245
                         ---------- ----------  ---------- ---------- ----------
Total Capitalization
 with VRDB.............. $1,585,553 $1,780,484  $1,669,001 $1,750,727 $1,724,620
                         ========== ==========  ========== ========== ==========
Other Information
Total Assets............ $2,481,382 $2,654,659  $2,367,222 $2,436,755 $2,460,741
Long-Term Capital Lease
 Obligations............     12,872     14,911      19,523     24,077     24,212
Capital Expenditures....     53,717     48,931      71,342     80,896     88,914
Common Dividends
 Declared (6)...........     67,309     55,845      81,450     80,857     82,163

--------
(1) As discussed in Note 4 to the Consolidated Financial Statements, Atlantic City Electric Company (ACE) and Delmarva Power & Light Company (DPL) be-came wholly-owned subsidiaries of Conectiv (the 1998 Merger) on March 1, 1998. In 1999, special charges for employee separations, additional costs related to the 1998 Merger, and other non-recurring costs reduced operat-ing income by $12.3 million and income before extraordinary item, net in-come, and earnings applicable to common stock by $7.3 million.
(2) In 1998, special charges for the costs of 1998 Merger-related employee separations and relocations and other 1998 Merger-related charges reduced operating income by $61.1 million and income before extraordinary item, net income, and earnings applicable to common stock by $36.6 million. Al-so, in 1998, the write-down to fair value of certain operational and ad-ministrative facilities to be sold due to the Merger reduced operating in-come by $18.0 million and income before extraordinary item, net income, and earnings applicable to common stock by $10.6 million.
(3) In 1997, special charges for 1998 Merger-related employee separation bene-fits reduced operating income by $22.6 million and income before extraor-dinary item, net income, and earnings applicable to common stock by $15.6 million.
(4) As discussed in Note 6 to the Consolidated Financial Statements, the ex-traordinary item in 1999 resulted from the restructuring of the electric utility industry and discontinuing the application of Statement of Finan-cial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."
(5) Although Variable Rate Demand Bonds are classified as current liabilities, ACE intends to use the bonds as a source of long-term financing as dis-cussed in Note 17 to ACE's Consolidated Financial Statements.
(6) Amounts shown as total, rather than on a per-share basis, since ACE is a wholly-owned subsidiary of Conectiv.

                        ATLANTIC CITY ELECTRIC COMPANY

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such dis-closures without the threat of litigation, provided those statements are iden-tified as forward-looking and are accompanied by meaningful, cautionary state-ments identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on manage-ment's beliefs as well as assumptions made by and information currently avail-able to management. When used herein, the words "intend," "will," "antici-pate," "estimate," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: the effects of deregulation of energy supply and the unbundling of delivery services; the ability to enter into purchased power agreements on acceptable terms; market demand and prices for energy, capacity, and fuel; weather variations affecting energy usage; operating performance of power plants; an increasingly competitive marketplace; results of any asset disposi-tions; sales retention and growth; federal and state regulatory actions; fu-ture litigation results; costs of construction; operating restrictions; in-creased costs and construction delays attributable to environmental regula-tions; nuclear decommissioning and the availability of reprocessing and stor-age facilities for spent nuclear fuel; and credit market concerns. Atlantic City Electric (ACE) undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

OVERVIEW

  ACE is a subsidiary of Conectiv, which is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). On March 1, 1998, Conectiv was formed (the 1998 Merger) through an exchange of common stock with the former owner of ACE, Atlantic Energy, Inc. (Atlantic), and Delmarva Power & Light Company (DPL). In conjunction with the 1998 Merger, ACE became a Conectiv subsidiary and Atlantic was merged into Conectiv.

  On February 9, 2001, the Boards of Directors of Conectiv and Potomac Elec-tric Power Company (Pepco) approved an Agreement and Plan of Merger under which Pepco will acquire Conectiv for a combination of cash and stock. The transaction is subject to various statutory approvals and approval by the stockholders of Conectiv and Pepco.

  ACE is a public utility located in the southern one-third of New Jersey and supplies electricity to customers with power purchased from other suppliers and electricity generated by its power plants. A transition to market pricing and terms of service for supplying electricity in ACE's regulated service area began on August 1, 1999. All of ACE's customers can elect to choose an alter-native electricity supplier.

  Effective July 1, 2000, Conectiv formed Conectiv Energy Holding Company
(CEH), which has subsidiaries engaged in non-regulated electricity production and sales, and energy trading and marketing. In connection with forming CEH, ACE contributed at book value its combustion turbines (502 megawatts of elec-tric generating capacity) and related transmission equipment, inventories, and liabilities to a wholly owned subsidiary, Conectiv Atlantic Generation, LLC
(CAG), effective July 1, 2000. ACE then contributed CAG to Conectiv. The pri-mary effects on ACE's balance sheet of the contribution to Conectiv were as follows: (a) property, plant and equipment decreased $86 million (primarily electric generating plants); (b) fuel and other inventories decreased $6 mil-lion; (c) deferred income taxes and investment tax credits decreased $9 mil-lion; and (d) the additional paid-in capital portion of common stockholder's equity decreased $83 million.

  The electric generating plants of ACE had generating capacity of 1,122.7 megawatts (MW) as of December 31, 2000, compared to 1,624.7 MW as of December 31, 1999. The 502 MW decrease in electric generating capacity from 1999 to 2000 resulted from the contribution of the combustion turbines to Conectiv, effective July 1, 2000. During 1999 and 2000, as discussed below under "Agree-ments For The Sale of Electric Generating Plants," ACE entered into agreements for the sale of its nuclear and baseload fossil fuel-fired electric generating plants. All the electric generating plants owned by ACE as of December 31, 2000 were subject to the sales agreements. After the sales of the electric generating plants of ACE are completed, the principal remaining businesses of ACE will be the transmission and distribution of electricity. ACE will pur-chase power to supply electricity to customers who do not choose alternative electricity suppliers, as discussed under "Basic Generation Service."

  ACE's exit from the business of electricity production is expected to cause a decrease in ACE's earnings capacity.

EARNINGS RESULTS SUMMARY

  Earnings applicable to common stock were $52.3 million for 2000, compared to $3.7 million for 1999. In 1999, earnings applicable to common stock of $3.7 million included (i) a $58.1 million extraordinary charge, after income taxes of $40.5 million, for discontinuing the application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS No. 71) to ACE's electricity supply businesses be-cause of deregulation, and (ii) $7.3 million of special charges, net of taxes, primarily for the costs of 1998 Merger-related employee separations and relocations and other 1998 Merger-related costs. For additional information concerning deregulation and the extraordinary charge to earnings, see Notes 1, 6, 7, 8 and 14 to the Consolidated Financial Statements and the "Electric Utility Industry Restructuring" section within the MD&A.

  As discussed in Note 6 to the Consolidated Financial Statements, ACE's 1999 extraordinary charge was based on a Summary Order issued by the New Jersey Board of Public Utilities (NJBPU) which addressed stranded costs, unbundled rates, and other matters related to restructuring. The NJBPU indicated that a more detailed order would be issued at a later time. If the NJBPU's final de-tailed order were to differ materially from the Summary Order, then another extraordinary item may result due to adjustment of the 1999 extraordinary charge. For information concerning a delay in the issuance of the NJBPU's fi-nal detailed order, see "Agreements for the Sales of Electric Generating Plants" in the MD&A.

  Earnings of $52.3 million for 2000 represent a $16.8 million decrease from earnings of $69.1 million for 1999, adjusted to exclude the 1999 extraordinary and special charges. The $16.8 million decrease in earnings (excluding the ex-traordinary and special charges) was primarily due to lower electricity sales during the summer when average rates are higher, lower customer rates related to electric utility industry restructuring, and higher interest expense, partly offset by the benefit of lower operating expenses and a lower effective income tax rate.

  In 1998, earnings applicable to common stock were $29.4 million, after spe-cial charges of $47.2 million after taxes. The 1998 special charges were com-prised of (i) $36.6 million after taxes for the costs of 1998 Merger-related employee separations and relocations and other 1998 Merger-related costs, and
(ii) $10.6 million after taxes for the write-down to fair value of certain op-erational and administrative facilities to be sold, as a result of the 1998 Merger.

  Excluding the extraordinary and special charges, earnings applicable to com-mon stock decreased to $69.1 million in 1999 from $76.6 million in 1998. The $7.5 million earnings decrease was primarily due to higher operation and main-tenance expenses and the customer rate decreases which resulted from the elec-tric utility industry restructuring, partly offset by additional revenues from higher regulated sales of electricity to retail customers. The decrease also reflects a higher effective income tax rate and the absence of the $2.5 mil-lion gain in 1998 from the redemption of preferred stock.

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

Revenue Reductions

  Pursuant to the NJBPU's Summary Order, electric rate decreases became effec-tive on the dates shown in the table below.

     Estimated Annualized Revenue Decrease                       Effective Date
     -------------------------------------                       ---------------
     $50.0 million, or 5%....................................... August 1, 1999
     $10.0 million, or 1%....................................... January 1, 2000
     $10.0 million, or 1% (1)................................... January 1, 2001

--------
(1) In addition, by August 1, 2002, rates must be ten percent lower than the rates that were in effect April 30, 1997. This rate decrease is expected to result in an additional $30 million revenue reduction.

Regulatory Implications on Sales of Electric Generating Plants

  Except for the Deepwater plant (185 MW of capacity), any gain or loss real-ized upon the sale of electric generating plants of ACE will affect the amount of ACE's recoverable stranded costs (discussed below), due to the terms of the Summary Order. Accordingly, any gain or loss realized by ACE on the sale of these plants would not affect future earnings. Any loss on the sale of the Deepwater plant, which was written down to fair value in the fourth quarter of 1999, cannot be recovered from ACE's customers.

Stranded Cost Recovery and Securitization

  Stranded costs are the uneconomic portion of assets and long-term contracts that resulted from electric utility industry restructuring. The NJBPU's Sum-mary Order provides ACE the opportunity to recover 100% of the net stranded costs related to certain generation units to be divested and the stranded costs associated with power purchased from non-utility generators (NUGs). The Summary Order, in conjunction with the Electric Discount and Energy Competi-tion Act (the New Jersey Act) also permits securitization of stranded costs through the issuance of transition bonds in the amount of the after-tax stranded cost recovery approved by the NJBPU. Management expects the transi-tion bonds will be issued after completion of the sale of the electric gener-ating units of ACE. The ability to issue transition bonds would depend not only upon approval of the NJBPU, but also on the conditions in the relevant capital markets at the times of the offerings. Proceeds from the transition bonds may be used to refinance ACE's debt and preferred securities, finance the restructuring of purchased power contracts, or otherwise reduce costs in order to decrease regulated electricity rates. Amounts designed to repay the principal of and interest on the transition bonds will be collected from cus-tomers through a transition bond charge. The income tax expense associated with the revenues from transition bond charges will be collected from custom-ers through a separate market transition charge. As of December 31, 2000, the balance for ACE's pre-tax recoverable stranded costs was approximately $959 million, which includes the stranded costs estimated and recorded as a result of discontinuing the application of SFAS No. 71 during 1999 and the $228.5 million payment in December 1999 to terminate a NUG contract (see "Termination and Restructuring of Purchased Power Contracts" below). ACE's amount of recov-erable stranded costs remains subject to adjustment based on the actual gains and losses realized on the sale of certain electric generating plants, addi-tional buyouts or buydowns of NUG contracts, the NJBPU's final restructuring order, and the final amount determined to be recoverable through customer rates under the New Jersey Act.

Shopping Credits

  Customers who choose an alternative electricity supplier receive a credit to their bill, or a shopping credit, which generally represents the cost of elec-tricity supply and transmission service.

Basic Generation Service

  Through July 31, 2002, under New Jersey's Basic Generation Service (BGS), ACE is obligated to supply electricity to customers who do not choose an al-ternative electricity supplier. In accordance with the Summary Order, ACE sup-plies the BGS load requirement primarily with power purchased under its NUG contracts and the output generated by certain units to be sold. To replace the output of the generating units to be sold, ACE plans to increase the amount of power it purchases to supply the BGS load. ACE intends to manage BGS supply requirements (net of sources otherwise available to it at any particular time) through the use of a portfolio approach, including the use of competitive bid-ding. ACE's customer rates are designed to recover the costs of providing BGS service, including above-market portions of NUG power. As a result, ACE recog-nizes revenues for BGS service equal to the related costs incurred. Any dif-ference between such revenues and costs results in a related adjustment to "Deferred energy supply costs." ACE's customer rates are to be adjusted for any deferred balance remaining after the initial four-year transition period ends July 31, 2003. ACE's recovery of BGS supply costs is subject to review by the NJBPU.

Termination and Restructuring of Purchased Power Contracts

  On November 10, 1999, the NJBPU issued an order approving termination of a contract under which ACE had purchased energy and 116 MW of capacity from a NUG partnership (Pedricktown Co-generation Limited Partnership, or "Pedricktown"), which is owned 50% by other Conectiv subsidiaries. The NJBPU order provided that ACE is entitled to recover from customers the contract termination payment of $228.5 million, transaction costs, and interim financ-ing costs. The NJBPU order also found that the contract termination payment and related transaction costs are eligible for long-term financing through the issuance of transition bonds. On December 28, 1999, ACE paid $228.5 million to terminate the contract and borrowed funds to finance the contract termination payment (as discussed in Note 17 to the Consolidated Financial Statements). The contract termination payment and related costs are included in "Recover-able Stranded Costs" on the Consolidated Balance Sheets. ACE's customer rates were reduced by about 1% (approximately $10 million of revenues on an annualized basis) effective January 1, 2000 as a result of the net savings from the contract termination.

  On December 6, 2000, the NJBPU approved ACE's payment on January 22, 2001 of $3.45 million in connection with restructuring ACE's purchased power contract with a NUG, American Ref-Fuel Company of Delaware Valley, L.P.

  Management anticipates that securitization will ultimately be used to fi-nance the stranded costs associated with the buyout or buydown of ACE's NUG contracts.

AGREEMENTS FOR THE SALE OF ELECTRIC GENERATING PLANTS

  On September 30, 1999, Conectiv announced that ACE reached agreements to sell its ownership interests in nuclear electric generating plants to PSEG Power LLC (a subsidiary of Public Service Enterprise Group Incorporated) and PECO Energy Company (PECO). ACE's interests in the nuclear units that are sub-ject to the sales agreements include a 7.51% (164 MW) interest in Peach Bot-tom, a 7.41% interest (167 MW) in Salem and a 5.0% interest (52 MW) in Hope Creek. These plants had a net book value of approximately $14.5 million as of December 31, 2000. The agreements for the sale of ACE's interests in the nu-clear plants provide for (i) a sales price of approximately $11 million plus the net book value of the interests of ACE in nuclear fuel on-hand as of the closing date and (ii) the transfer of ACE's nuclear decommissioning funds and related obligation for decommissioning the plants to the purchasers upon completion of the sales.

  On January 19, 2000, Conectiv announced that ACE reached an agreement to sell certain wholly and jointly owned fossil fuel-fired units to NRG Energy, Inc. (NRG), a subsidiary of Northern States Power Company, for $178 million. The units to be sold to NRG have a total capacity of 739.7 MW, and had a net book value of $117.6 million as of December 31, 2000. Management expects the proceeds from the planned sales of the electric generating plants will be used to repay debt and to fund expansion of Conectiv's electric generation busi-ness. Some or all of ACE's proceeds from the sale of the electric generating plants could be paid as a dividend to Conectiv, or invested in Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in depending on their cash position.

  Consummation of the sales of the electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplated that the sales of the plants of ACE and DPL, which is also selling its electric generating plants, would occur simultaneously. Appeals related to the NJBPU's final order con-cerning restructuring the electricity supply business of Public Service Elec-tric and Gas Company (PSE&G) and recent electricity shortages and price in-creases in California have resulted in delays in the issuance of required reg-ulatory approvals, the NJBPU's final order concerning restructuring the elec-tricity supply business of ACE, and the closings of the sales of the electric generating units. Effective October 3, 2000, the agreements relating to the sale of the nuclear plants were amended to, among other things, permit sepa-rate closings of the sales of the ACE and DPL interests in the nuclear plants. DPL's ownership interests in nuclear electric generating plants were sold on December 29, 2000. On December 6, 2000, the New Jersey Supreme Court affirmed the judgment of the New Jersey Superior Court Appellate Division, which had previously upheld the NJBPU's final order concerning the PSE&G restructuring. Management currently expects the sales of ACE's nuclear and fossil electric generating plants to take place during 2001. However, management cannot pre-dict the timing of the issuance of required NJBPU approvals, the timing or outcome of appeals, if any, of such approvals, the effect of any of the fore-going on the ability of ACE to consummate the sales of various electric gener-ating plants or the impact of any of the foregoing on ACE's ability to recover or securitize any related stranded costs.

  As of December 31, 2000, $5.3 million of costs associated with selling the electric generating plants had been deferred as an adjustment to the expected future gain or loss on the sales. In the event the sales are not completed, these costs would be expensed.

WHOLESALE TRANSACTION CONFIRMATION LETTER AGREEMENTS

  On October 3, 2000, ACE entered into Wholesale Transaction Confirmation let-ter agreements (Letter Agreements). The Letter Agreements provide for the sale of the electricity output and capacity associated with the ownership interests of ACE in Peach Bottom, Salem, and Hope Creek. PECO and PSEG Energy Resources & Trade LLC (PSER&T), an indirect subsidiary of Public Service Enterprise Group, purchase the electricity output and capacity from ACE under the Letter Agreements. The Letter Agreements became effective October 7, 2000, and termi-nate for each plant upon the earlier of (1) the closing of the sale of the plant, (2) the termination of the agreement relating to the sale of the plant or (3) September 30, 2001.

  In exchange for the electricity output and capacity purchased from a given plant, PECO and PSER&T reimburse ACE for the nuclear fuel amortized during the term of the Letter Agreements at each plant, and are responsible for the pay-ment of operation and maintenance costs, inventories, capital expenditures (subject, in certain circumstances, to reimbursement by ACE) and certain other liabilities associated with the ownership interests of ACE in each plant.

OPERATING REVENUES

                                                        2000    1999     1998
                                                       ------ -------- --------
                                                        (Dollars in millions)
   Regulated electric revenues........................ $916.8 $1,048.6 $1,003.3
   Non-regulated electric revenues....................   40.7     19.9     31.6
   Other revenues.....................................   10.9      8.1      4.8
                                                       ------ -------- --------
   Total operating revenues........................... $968.4 $1,076.6 $1,039.7
                                                       ====== ======== ========

  The table above shows the amounts of electric revenues earned which are sub-ject to price regulation (Regulated) and which are not subject to price regu-lation (Non-regulated). "Regulated electric revenues" include revenues for de-livery (transmission and distribution) service and BGS.

  In 2000, "Regulated electric revenues" decreased by $131.8 million to $916.8 million, from $1,048.6 million for 1999. In 1999, "Regulated electric reve-nues" increased by $45.3 million to $1,048.6 million, from $1,003.3 million for 1998. The gross margin (revenues less fuel and purchased power costs) earned from regulated electricity sales decreased by approximately $62.6 mil-lion in 2000 and increased by approximately $24.5 million in 1999. Details of the variances in "Regulated electric revenues" are shown below.

                                                      Increase (Decrease) in
                                                    Regulated Electric Revenues
                                                    ---------------------------
                                                    2000 compared 1999 compared
                                                       to 1999       to 1998
                                                    ------------- -------------
                                                       (Dollars in millions)
   Customers choosing alternative electricity
    suppliers.....................................     $ (86.0)      $ (0.5)
   Decrease in retail rates for electric utility
    industry restructuring........................       (38.9)       (23.5)
   Revenue adjustment related to BGS cost
    recovery......................................         0.3         17.2
   Variance in volumes of interchange sales.......         4.0          5.0
   Retail sales volume, sales mix, and all other..       (11.2)        47.1
                                                       -------       ------
                                                       $(131.8)      $ 45.3
                                                       =======       ======

  As a result of customers choosing alternative electricity suppliers, "Regu-lated electric revenues" decreased by $86.0 million in 2000 and by $0.5 mil-lion in 1999. The revenue decrease was larger in 2000 mainly because actual purchases of electricity by customers from alternative suppliers did not begin until late-1999, even though customers could begin choosing alternative sup-pliers effective August 1, 1999.

  Regulated retail electricity delivery sales increased 0.5% in 2000 and 2.6% in 1999. Although regulated retail electricity sales increased 0.5% in 2000, milder weather caused electricity sales to decrease during the summer when av-erage customer rates are higher. The milder summer weather in 2000 was the primary cause of the $11.2 million revenue decrease shown above as "Retail sales volume, sales mix, and all other." Similarly, the $47.1 million revenue increase in 1999 shown above as "Retail sales volume, sales mix, and all oth-er" was mainly due to hotter summer weather.

  "Non-regulated electric revenues" include revenues from the combustion tur-bines and Deepwater electric generating plant which became deregulated on Au-gust 1, 1999. Upon the transfer of the combustion turbines to Conectiv on July 1, 2000, "non-regulated electric revenues" (and expenses) from these units were excluded from ACE's results of operations. ACE's non-regulated electric-ity generation business will end upon completion of the sale of the Deepwater electric generating plant, which is expected to occur in 2001.

  "Non-regulated electric revenues" increased $20.8 million for 2000 compared to 1999, mainly due to the timing of deregulation which resulted in a longer period of deregulated power plant operations in 2000. "Non-regulated electric revenues" decreased $11.7 million for 1999 because revenues from electric trading activities for 1998 were higher than revenues earned in the second half of 1999 from ACE's deregulated electric generating units. However, the gross margin earned in 1999 from the deregulated electric generating units was higher than the gross margin earned from 1998 electricity trading activities.

OPERATING EXPENSES

Electric Fuel and Purchased Energy and Capacity

  "Electric fuel and purchased energy and capacity" decreased $59.6 million for 2000 compared to 1999 mainly due to lower average costs, reflecting termi-nation of the Pedricktown purchased power agreement in December 1999, and prior year costs recorded pursuant to the energy adjustment clause, which was eliminated effective August 1, 1999. "Electric fuel and purchased energy and capacity" decreased $2.3 million in 1999 due to lower volumes of energy sup-plied for non-regulated electricity sales, largely offset by higher volumes of energy supplied for regulated retail electricity sales and higher average en-ergy costs.

Special Charges

  ACE's operating results for 1999 include special charges of $12.3 million before taxes ($7.3 million after taxes) for the cost of planned employee sepa-rations, additional costs related to the 1998 Merger and certain other nonre-curring costs.

  ACE's operating results for 1998 include special charges of $61.1 million before taxes ($36.6 million after taxes) for the costs of 1998 Merger-related employee separations and relocations and other 1998 Merger-related costs and $18.0 million before taxes ($10.6 million after taxes) for the write-down to fair value of certain operational and administrative facilities to be sold, as a result of the 1998 Merger.

Operation and Maintenance Expenses

  In 2000, operation and maintenance expenses decreased $10.3 million primar-ily due to lower costs for pension and other postretirement benefits. In 1999, operation and maintenance expenses increased $39.4 million due to higher costs for the electric delivery business, including customer care expenses, higher power plant maintenance expenses, higher administrative costs, and lower capi-tal expenditures which caused proportionately more resources to be expensed and less resources to be capitalized.

Depreciation and Amortization

  In 2000, depreciation and amortization expenses decreased $12.2 million mainly due to the contribution of the combustion turbines to Conectiv on July 1, 2000 and the write-downs in the third and fourth quarters of 1999 of elec-tric generating plants in connection with restructuring the electric utility industry in New Jersey. Depreciation expense for capital improvements to the electric transmission and distribution systems recently placed in-service and amortization of "Recoverable stranded costs" partly offset the decrease from lower depreciation of power plants.

Taxes Other Than Income Taxes

  Taxes other than income taxes decreased $8.4 million in 2000 mainly due to a decrease in New Jersey's transitional energy facility assessment, which is be-ing phased out over a five-year period that ends December 31, 2003.

INTEREST EXPENSE

  In 2000, interest charges, net of amounts capitalized, increased $15.8 mil-lion primarily due to interest charges on $228.5 million borrowed in December 1999 to finance the payment to terminate the Pedricktown purchased power con-tract. In 1999, interest expense, net of amounts capitalized, decreased $3.2 million mainly due to lower balances of long- and short-term debt.

DIVIDENDS ON PREFERRED SECURITIES AND PREFERRED STOCK

  "Preferred stock dividend requirements on preferred securities of subsidiary trusts" increased $1.6 million in 1999 due to the issuance of $25 million of 7 3/8% preferred securities in November 1998. "Dividends on preferred stock" decreased $1.3 million in 1999 due to ACE's October 1998 pur-chase of $23.8 million of various series of its preferred stock (4.4% average dividend rate). As a result of the October 1998 purchase of preferred stock, ACE realized a gain of $2.5 million that is included in ACE's 1998 results of operations.

INCOME TAXES

  Income taxes decreased $12.6 million in 2000, primarily due to lower pre-tax income and also due to a lower effective income tax rate. Income taxes in-creased $31.1 million in 1999 mainly due to higher pre-tax income and also due to a higher effective income tax rate.

NEW ACCOUNTING STANDARD

  ACE implemented the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, effective Jan-uary 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other compre-hensive income (a separate component of common stockholder's equity) and is subsequently reclassified into earnings when the forecasted transaction oc-curs. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

  ACE's financial statements were not affected by the initial adoption of SFAS No. 133, effective January 1, 2001, because ACE did not hold derivative in-struments as of December 31, 2000. To the extent ACE holds derivative instru-ments subsequent to initial adoption of SFAS No. 133, there may be increased volatility in ACE's earnings, revenues and common stockholder's equity.

LIQUIDITY AND CAPITAL RESOURCES

General

  ACE's primary sources of capital are internally generated funds (net cash provided by operating activities less common and preferred dividends) and ex-ternal financings. Additionally, restructuring the electric utility industry has created new opportunities for raising capital. As discussed under "Agree-ments For The Sale Of Electric Generating Plants," ACE plans to sell electric generating units with 1,122.7 MW of capacity in 2001 for approximately $189 million, before certain adjustments and selling expenses. As discussed under "Stranded Cost Recovery and Securitization," capital is also expected to be raised through the securitization of ACE's stranded costs, subsequent to ACE's application to the NJBPU for approval of such securitization. Capital require-ments generally include construction expenditures for the electric delivery business and electric generating units, repayment of debt, preferred stock, preferred securities, and capital lease obligations.

  ACE's cash flows for 2000, 1999, and 1998 are summarized below.

                                                       2000     1999     1998
                                                      -------  -------  -------
                                                       (Dollars in Millions)
   Cash Flows Provided / (Used) By:
     Operating Activities............................ $ 282.6  $ (33.3) $ 242.6
     Investing Activities............................  (124.4)  (121.6)   (78.8)
     Financing Activities............................  (158.0)   134.1   (155.8)
                                                      -------  -------  -------
   Net change in cash and cash equivalents........... $   0.2  $ (20.8) $   8.0
                                                      =======  =======  =======

Cash Flows From Operating Activities

  Cash flows from operating activities provided $282.6 million of cash in 2000 and used $33.3 million of cash in 1999 due to the $228.5 million payment by ACE in December 1999 to terminate its purchased power contract with Pedricktown. Excluding the $228.5 million contract termination payment, oper-ating activities provided net cash of $195.2 million in 1999 compared to $282.6 million for 2000. This $87.4 million increase in cash flow for 2000 compared to 1999 was due to a $170.9 million decrease in income tax payments, partly offset by the effects of prior-year over-collections of energy costs from customers, lower electricity sales, rate decreases and higher interest expense payments. The decrease in income tax payments reflects $114.2 million of tax refunds received in 2000, which were primarily related to the December 1999 payment to terminate the Pedricktown purchased power contract.

  Cash flows from operating activities for 1999, excluding the Pedricktown contract termination payment, decreased $47.4 million to $195.2 million, from $242.6 million for 1998. The decrease reflects higher income tax payments and rate decreases.

  As of December 31, 2000, ACE had a balance of $10.2 million for accrued taxes payable, compared to a balance of $88.5 million for prepaid income taxes as of December 31, 1999. This variance resulted primarily from the income tax refunds received by ACE during 2000.

  ACE had a $34.7 million current liability for deferred energy supply costs related to its BGS as of December 31, 2000. This liability will decrease to the extent there are any under-recoveries of BGS and certain other costs. ACE's customers rates are to be adjusted for the deferred balance which re-mains as of July 31, 2003.

Cash Flows From Investing Activities

  The most significant items included in cash flows from investing activities during 2000, 1999, and 1998 are summarized below.

                                                       Cash Provided/(Used)
                                                      ------------------------
                                                       2000     1999     1998
                                                      -------  -------  ------
                                                      (Dollars in Millions)
Investment in Conectiv money pool.................... $ (74.4) $ (73.5) $   --
Capital expenditures.................................   (53.7)   (48.9)  (71.3)
All other investing cash flows, net..................     3.7      0.8    (7.5)
                                                      -------  -------  ------
Net cash used by investing activities................ $(124.4) $(121.6) $(78.8)
                                                      =======  =======  ======

  The $74.4 million and $73.5 million uses of cash in 2000 and 1999 for "In-vestment in Conectiv money pool" represent the incremental amount of ACE's in-vestment in Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in, depending on their cash position.

  Capital expenditures were $53.7 million in 2000, $48.9 million in 1999, and $71.3 million in 1998. Capital expenditures for 2000 include transmission and distribution system upgrades to increase system reliability. Capital expendi-tures in 1999 decreased by $22.4 million from 1998 primarily due to a shift in the funding of expenditures for certain assets to Conectiv's service subsidi-ary.

  See "Overview" for information concerning the non-cash investing and financ-ing transaction during 2000 involving the contribution to Conectiv of combus-tion turbines with 502 MW of electric generating capacity. Among other effects on the balance sheet, this transaction caused an $86 million decrease in prop-erty, plant and equipment and an $83 million decrease in common stockholder's equity.

Cash Flows From Financing Activities

  ACE pays a common dividend each quarter to Conectiv. Common dividends paid were $67.3 million in 2000, $59.3 million in 1999, and $81.5 million in 1998.

  As a subsidiary of a registered holding company under PUHCA, ACE can pay dividends only to the extent of its retained earnings unless SEC approval is obtained.

  During 2000, 1999, and 1998, ACE's external financing activities primarily involved debt. Cash flows from debt financing activity are summarized below.

                                                  Cash Provided/(Used)
                                               ------------------------------
                                               Total    2000    1999    1998
                                               ------  ------  ------  ------
                                                  (Dollars in millions)
Long-term debt
  Issuances................................... $313.5  $   --  $228.5  $ 85.0
  Purchases & redemptions..................... (153.6)  (46.1)  (48.9)  (58.6)
                                               ------  ------  ------  ------
  Net.........................................  159.9   (46.1)  179.6    26.4
Net change in short-term debt.................  (72.1)  (30.0)   30.0   (72.1)
                                               ------  ------  ------  ------
Net financing activity for long- and short-
 term debt.................................... $ 87.8  $(76.1) $209.6  $(45.7)
                                               ======  ======  ======  ======

  ACE redeemed $46.0 million of 6.83% Medium Term Notes at maturity on January 26, 2000 and repaid $0.1 million of other long-term debt during 2000. In 2000, ACE repaid the $30 million it borrowed on a short-term basis during 1999 and had no short-term debt outstanding as of December 31, 2000.

  ACE borrowed $228.5 million under a revolving credit facility on December 28, 1999 to provide interim financing for a payment made to terminate a pur-chased power contract with Pedricktown, as discussed in Note 17 to the Consol-idated Financial Statements. In December 2000, ACE exercised its option to convert the revolving loan balance to a term loan, which is due in two in-stallments; (1) 25% of the principal balance is due December 20, 2001, and (2) the remaining term loan principal is due December 20, 2002. ACE intends to re-pay this debt with proceeds from the expected issuance of transition bonds, which are discussed in Note 7 to the Consolidated Financial Statements.

  During 1999, ACE repaid $48.9 million of long-term debt, including $30.0 million of Medium Term Notes (7.52% average interest rate) and $18.9 million of First Mortgage Bonds (6.87% average interest rate).

  In 1998, ACE issued $85.0 million of Medium Term Notes (6.1% average inter-est rate) and repaid $56.0 million of 6.26% Medium Term Notes and $2.6 million of 7.25% bonds.

  In 1998, a subsidiary trust owned by ACE issued $25 million of 7 3/8% pre-ferred securities. In 1998, ACE also redeemed $10 million of its preferred stock subject to mandatory redemption ($8.20 annual dividend rate per $100 of preferred stock) and $23.8 million of various series of preferred stock not subject to mandatory redemption which had an average dividend rate of 4.4%.

  ACE's capital structure as of December 31, 2000 and 1999, expressed as a percentage of total capitalization is shown below.

                                                     December 31, December 31,
                                                         2000         1999
                                                     ------------ ------------
   Common stockholder's equity......................     34.5%        36.5%
   Preferred stock and preferred trust securities...      7.4%         6.7%
   Long-term debt and variable rate demand bonds....     52.3%        52.7%
   Short-term debt and current maturities of long-
    term debt.......................................      5.8%         4.1%

  As discussed above, the contribution of combustion turbines to Conectiv dur-ing 2000 caused an $83 million decrease in common stockholder's equity. As a result, there was a decrease in common stockholder's equity as a percentage of total capitalization.

Forecasted capital requirements

  ACE's expected capital expenditures are estimated to be approximately $65 million in 2001, primarily for ACE's electric delivery business. During 2002 and 2003, capital expenditures for ACE's electric delivery business are ex-pected to range from $55 million to $65 million per year. Capital requirements for electric generating plants have been reduced by the contribution of the combustion turbines to Conectiv in July 2000. After the expected sale in 2001 of ACE's temporarily retained electric generating plants, ACE would not have any electric generat-ing plants or the related capital expenditure requirements.

  Scheduled maturities of long-term debt over the next five years are as fol-lows: 2001--$97.2 million; 2002--$221.5 million; 2003--$70.1 million; 2004--
$67.1 million, 2005--$40.1 million.

  Future capital requirements are expected to be funded through internally generated funds and external financings.

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

Interest Rate Risk

  ACE is subject to the risk of fluctuating interest rates in the normal course of business. ACE manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. As of December 31, 2000, a hypotheti-cal 10% change in interest rates for variable rate debt would result in a $0.1 million change in interest costs and earnings before taxes.

Equity Price Risk

  ACE maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning (See Note 13 to the Consoli-dated Financial Statements). These funds are invested primarily in domestic and international equity securities, fixed-rate, fixed income securities, and cash and cash equivalents. The equity securities included in ACE's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed income securities are exposed to changes in interest rates. The accounting for nuclear decommissioning recognizes that the net costs are recovered through electric rates and the effects of fluctuations in equity prices and interest rates on the securities in the nuclear decommissioning trust funds do not af-fect ACE's earnings.

Commodity Price Risk

  Effective August 1, 1999, ACE's combustion turbines (502 MW of electric gen-erating capacity) and Deepwater plant (185 MW of electric generating capacity) were deregulated. On July 1, 2000, ACE contributed the combustion turbines to Conectiv in conjunction with formation of an energy holding company and re-tained the Deepwater plant, which is subject to an agreement for sale as dis-cussed in Note 11 to the Consolidated Financial Statements. Beginning August 1, 1999, ACE sold the megawatt-hour (MWH) output of these plants in markets not subject to price regulation. From time-to-time, ACE hedged the MWH output of its deregulated electric generating units, primarily through forward con-tracts, which were used to lock-in selling prices for electricity.

  ACE uses a value-at-risk model to assess the market risk of the electricity output of its deregulated generating units. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative in-struments. Value at risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. ACE estimates value-at-risk using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. As of December 31, 2000, ACE had no value at risk with respect to commodity price exposure because ACE did not hold any deriva-tive instruments. As of December 31, 1999, ACE's calculated value at risk with respect to its commodity price exposure for the output of its deregulated gen-erating plants was approximately $6.4 million.

                        ATLANTIC CITY ELECTRIC COMPANY

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             REPORT OF MANAGEMENT

  Management is responsible for the information and representations contained in the consolidated financial statements of Atlantic City Electric Company
(ACE). Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, based upon currently available facts and circumstances and management's best estimates and judgments of the expected effects of events and transactions.

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

  The Audit Committee of Conectiv's Board of Directors, composed of outside directors only, meets with management, internal auditors, and independent ac-countants to review accounting, auditing, and financial reporting matters. The independent accountants are appointed by the Board of Directors on recommenda-tion of the Audit Committee.

/s/ Joseph M. Rigby                       /s/ John C. van Roden
_____________________________________     _____________________________________
Joseph M. Rigby                           John C. van Roden
President                                 Chief Financial Officer

February 12, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Atlantic City Electric Company
Wilmington, Delaware

  In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page IV-I present fairly, in all material respects, the financial position of Atlantic City Electric Company and subsidiary companies ("ACE") as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with account-ing principles generally accepted in the United States of America. In addi-tion, in our opinion, the financial statement schedule listed in the accompa-nying index appearing under Item 14(a)(2) on page IV-1, presents fairly, in all material respects, the information set forth therein when read in conjunc-tion with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of ACE's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the au-dit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
_____________________________________
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

February 12, 2001

                         ATLANTIC CITY ELECTRIC COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                               For the Year Ended December
                                                           31,
                                              --------------------------------
                                                2000       1999        1998
                                              --------  ----------  ----------
                                                  (Dollars in Thousands)
Operating Revenues........................... $968,383  $1,076,585  $1,039,750
                                              --------  ----------  ----------
Operating Expenses
  Electric fuel and purchased energy and
   capacity..................................  420,737     480,381     482,684
  Special charges............................       --      12,301      79,091
  Operation and maintenance..................  243,682     253,970     214,553
  Depreciation and amortization..............  101,527     113,714     112,711
  Taxes other than income taxes..............   35,913      44,288      41,843
                                              --------  ----------  ----------
                                               801,859     904,654     930,882
                                              --------  ----------  ----------
Operating Income.............................  166,524     171,931     108,868
                                              --------  ----------  ----------
Other Income.................................    7,808       8,712       8,621
                                              --------  ----------  ----------
Interest Expense
  Interest charges...........................   76,178      60,562      63,940
  Allowance for borrowed funds used during
   construction and capitalized interest.....     (645)       (809)       (957)
                                              --------  ----------  ----------
                                                75,533      59,753      62,983
                                              --------  ----------  ----------
Preferred Dividend Requirements on Preferred
 Securities of Subsidiary Trusts.............    7,619       7,634       6,052
                                              --------  ----------  ----------
Income Before Income Taxes and Extraordinary
 Item........................................   91,180     113,256      48,454
Income Taxes, Excluding Income Taxes
 Applicable To Extraordinary Item............   36,746      49,326      18,178
                                              --------  ----------  ----------
Income Before Extraordinary Item.............   54,434      63,930      30,276
Extraordinary Item (Net of income taxes of
 $40,474)....................................       --     (58,095)         --
                                              --------  ----------  ----------
Net Income...................................   54,434       5,835      30,276
Dividends on Preferred Stock.................    2,132       2,132       3,436
Gain on Preferred Stock Redemption...........       --          --       2,545
                                              --------  ----------  ----------
Earnings Applicable to Common Stock.......... $ 52,302  $    3,703  $   29,385
                                              ========  ==========  ==========


          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Year Ended
                                                       December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                  (Dollars in Thousands)
Cash Flows From Operating Activities
 Net income................................... $  54,434  $   5,835  $  30,276
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Deferred recoverable purchased power
    contract termination payment..............        --   (228,500)        --
   Extraordinary item net of income taxes.....        --     58,095         --
   Special charges............................        --     12,301     79,091
   Depreciation and amortization..............   113,853    126,857    117,285
   Investment tax credit adjustments, net.....    (3,157)    (2,534)    (1,690)
   Deferred income taxes, net.................    23,121     71,897    (37,915)
   Deferred energy supply costs...............   (13,839)    23,844     43,001
 Net change in:
   Accounts receivable........................    (7,333)   (22,644)      (500)
   Inventories................................     9,110     (7,949)     5,077
   Prepaid New Jersey sales & excise taxes....    13,374     22,216    (16,274)
   Accounts payable...........................   (15,008)     7,921     18,765
   Taxes accrued..............................    98,726   (111,399)    16,994
   Other current assets and liabilities (1)...    (2,721)    (3,796)   (29,511)
 Other, net...................................    12,023     14,527     18,018
                                               ---------  ---------  ---------
 Net cash provided (used) by operating
  activities..................................   282,583    (33,329)   242,617
                                               ---------  ---------  ---------
Cash Flows From Investing Activities
 Investment in Conectiv money pool............   (74,422)   (73,532)        --
 Capital expenditures.........................   (53,717)   (48,931)   (71,342)
 Deposits to nuclear decommissioning trust
  funds.......................................      (405)    (3,213)    (6,424)
 Other, net...................................     4,196      4,070     (1,040)
                                               ---------  ---------  ---------
 Net cash used by investing activities........  (124,348)  (121,606)   (78,806)
                                               ---------  ---------  ---------
Cash Flows From Financing Activities
 Common dividends paid........................   (67,309)   (59,321)   (81,450)
 Preferred dividends paid.....................    (2,332)    (2,821)    (3,436)
 Preferred securities issued..................        --         --     25,000
 Preferred stock redeemed.....................        --         --    (33,769)
 Long-term debt issued........................        --    228,500     85,000
 Long-term debt redeemed......................   (46,075)   (48,900)   (58,575)
 Principal portion of capital lease
  payments....................................   (12,326)   (13,143)   (12,295)
 Net change in short-term debt................   (30,000)    30,000    (72,100)
 Other, net...................................        --       (223)    (4,184)
                                               ---------  ---------  ---------
 Net cash provided (used) by financing
  activities..................................  (158,042)   134,092   (155,809)
                                               ---------  ---------  ---------
 Net change in cash and cash equivalents......       193    (20,843)     8,002
 Beginning of year cash and cash
  equivalents.................................     7,924     28,767     20,765
                                               ---------  ---------  ---------
 End of year cash and cash equivalents........ $   8,117  $   7,924  $  28,767
                                               =========  =========  =========

--------
(1) Other than debt and deferred income taxes classified as current.

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                           As of December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                               (Dollars in
                                                               Thousands)
ASSETS
Current Assets
  Cash and cash equivalents.............................. $    8,117 $    7,924
  Accounts receivable net of allowances of $4,423 and
   $3,500, respectively..................................    140,785    133,879
  Investment in Conectiv money pool......................    147,954     73,532
  Inventories, at average cost
    Fuel (coal and oil)..................................      6,818     19,598
    Materials and supplies...............................      6,786      8,890
  Prepaid income taxes...................................         --     88,483
  Deferred income taxes, net.............................     15,750      6,245
  Other prepayments......................................      1,738      2,223
                                                          ---------- ----------
                                                             327,948    340,774
                                                          ---------- ----------
Investments..............................................    112,501    105,371
                                                          ---------- ----------
Property, Plant and Equipment
  Electric generation....................................    142,243    256,899
  Electric transmission and distribution.................  1,255,184  1,224,644
  Other electric facilities..............................    119,782    128,388
  Other property, plant, and equipment...................      5,772      5,772
                                                          ---------- ----------
                                                           1,522,981  1,615,703
  Less: Accumulated depreciation.........................    640,103    626,080
                                                          ---------- ----------
  Net plant in service...................................    882,878    989,623
  Construction work-in-progress..........................     50,247     46,025
  Leased nuclear fuel, at amortized cost.................     28,352     30,391
                                                          ---------- ----------
                                                             961,477  1,066,039
                                                          ---------- ----------
Deferred Charges and Other Assets
  Recoverable stranded costs, net........................    958,883    988,273
  Unrecovered purchased power costs......................     14,487     28,923
  Deferred recoverable income taxes......................     13,978     21,867
  Unrecovered New Jersey state excise taxes..............     10,360     22,567
  Deferred debt refinancing costs........................     12,409     13,574
  Deferred other postretirement benefit costs............     29,981     32,479
  Unamortized debt expense...............................     12,842     14,197
  Other..................................................     26,516     20,595
                                                          ---------- ----------
                                                           1,079,456  1,142,475
                                                          ---------- ----------
Total Assets............................................. $2,481,382 $2,654,659
                                                          ========== ==========

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                           As of December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                               (Dollars in
                                                               Thousands)
CAPITALIZATION AND LIABILITIES
Current Liabilities
  Short-term debt........................................ $       -- $   30,000
  Long-term debt due within one year.....................     97,200     46,075
  Variable rate demand bonds.............................     22,600     22,600
  Accounts payable.......................................     50,744     62,169
  Taxes accrued..........................................     10,243         --
  Interest accrued.......................................     18,193     20,182
  Dividends payable......................................     17,871     18,071
  Current capital lease obligation.......................     15,480     15,480
  Deferred energy supply costs...........................     34,650     46,375
  Above-market purchased energy contracts and other
   electric restructuring liabilities....................      7,586      7,992
  Other..................................................     30,268     31,893
                                                          ---------- ----------
                                                             304,835    300,837
                                                          ---------- ----------
Deferred Credits and Other Liabilities
  Deferred income taxes, net.............................    405,385    389,594
  Regulatory liability for New Jersey income tax
   benefit...............................................     49,262     49,262
  Above-market purchased energy contracts and other
   electric restructuring liabilities....................     16,744     16,921
  Deferred investment tax credits........................     35,851     39,608
  Long-term capital lease obligation.....................     12,872     14,911
  Pension benefit obligation.............................     26,948     20,309
  Other postretirement benefit obligation................     37,614     42,952
  Other..................................................     28,918     22,381
                                                          ---------- ----------
                                                             613,594    595,938
                                                          ---------- ----------
Capitalization
  Common stock, $3 par value; shares authorized:
   25,000,000; shares outstanding: 18,320,937............     54,963     54,963
  Additional paid-in capital.............................    410,194    493,007
  Retained earnings......................................    114,962    129,981
                                                          ---------- ----------
  Total common stockholder's equity......................    580,119    677,951
  Preferred stock not subject to mandatory redemption....      6,231      6,231
  Preferred stock subject to mandatory redemption........     23,950     23,950
  Preferred securities of subsidiary trusts subject to
   mandatory redemption..................................     95,000     95,000
  Long-term debt.........................................    857,653    954,752
                                                          ---------- ----------
                                                           1,562,953  1,757,884
                                                          ---------- ----------
Commitments and Contingencies (Note 22)..................         --         --
                                                          ---------- ----------
Total Capitalization and Liabilities..................... $2,481,382 $2,654,659
                                                          ========== ==========

          See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY

                                      Total Common          Additional
                                      Stockholder's Common   Paid-in   Retained
                                         Equity      Stock   Capital   Earnings
                                      ------------- ------- ---------- --------
                                               (Dollars in Thousands)
Balance as of December 31, 1997.....    $783,033    $54,963  $493,161  $234,909
Net income..........................      30,276                         30,276
Preferred Stock Redemption..........       1,959                  135     1,824
Less Cash Dividends:
  Preferred stock...................      (3,436)                        (3,436)
  Common stock......................     (81,450)                       (81,450)
Other...............................        (289)                (289)
                                        --------    -------  --------  --------
Balance as of December 31, 1998.....     730,093     54,963   493,007   182,123
Net income..........................       5,835                          5,835
Less Cash Dividends:
  Preferred stock...................      (2,132)                        (2,132)
  Common stock......................     (55,845)                       (55,845)
                                        --------    -------  --------  --------
Balance as of December 31, 1999.....     677,951     54,963   493,007   129,981
Net income..........................      54,434                         54,434
Less Cash Dividends:
  Preferred stock...................      (2,132)                        (2,132)
  Common stock......................     (67,309)                       (67,309)
Contribution to Conectiv of
 subsidiaries which owned combustion
 turbine electric generating units
 (1)................................     (82,825)        --   (82,813)      (12)
                                        --------    -------  --------  --------
Balance as of December 31, 2000.....    $580,119    $54,963  $410,194  $114,962
                                        ========    =======  ========  ========

  As of December 31, 2000, ACE had 25 million authorized shares of common stock at $3 par value.

  There were 18,320,937 shares outstanding during 1998, 1999, and 2000, which are owned by Conectiv.
--------
(1) See Note 11 to the Consolidated Financial Statements for additional infor-mation.


          See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

  As discussed in Note 4 to the Consolidated Financial Statements, effective March 1, 1998, Atlantic Energy, Inc. (Atlantic), and Delmarva Power & Light
(DPL) consummated a series of merger transactions (the 1998 Merger) by which Atlantic City Electric Company (ACE) and DPL became wholly-owned subsidiaries of Conectiv. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

  On February 9, 2001, the Boards of Directors of Conectiv and Potomac Elec-tric Power Company (Pepco) approved an Agreement and Plan of Merger under which Pepco will acquire Conectiv for a combination of cash and stock. The transaction is subject to various statutory approvals and approval by the stockholders of Conectiv and Pepco.

  ACE is a public utility which supplies and delivers electricity to its cus-tomers under the trade name Conectiv Power Delivery. A transition to market pricing and terms of service for supplying electricity to customers in the regulated service area of ACE began on August 1, 1999. During 1998-2000, ACE also supplied electricity in markets which were not subject to price regula-tion. ACE delivers electricity within its service area to approximately 501,000 customers through its transmission and distribution systems and also supplies electricity to most of its electricity delivery customers, who have the option of choosing an alternative supplier. ACE's regulated service area covers about 2,700 square miles within the southern one-third of New Jersey and has a population of approximately 0.9 million.

  Effective July 1, 2000, ACE contributed at net book value its combustion turbines, with an electric generating capacity of 502 megawatts (MW), and re-lated assets and liabilities to Conectiv. Conectiv contributed the plants to a subsidiary of Conectiv Energy Holding Company (CEH). CEH and its subsidiaries are engaged in non-regulated electricity production and sales, and energy trading and marketing.

  During 1999 and 2000, as discussed in Note 11 to the Consolidated Financial Statements, ACE entered into agreements for the sale of its nuclear and non-strategic baseload fossil fuel-fired electric generating plants. After the sales of the nuclear and non-strategic baseload fossil electric generating plants of ACE are completed, the principal remaining businesses of ACE will be the transmission and distribution, or delivery, of electricity. ACE will pur-chase power to supply electricity to customers who do not choose alternative electricity suppliers.

Regulation of Utility Operations

  Certain aspects of ACE's electric utility business are subject to regulation by the New Jersey Board of Public Utilities (NJBPU) and the Federal Energy Regulatory Commission (FERC).

  ACE's electric delivery business is subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). As discussed below, prior to the third quarter of 1999, ACE's electricity supply business was subject to the requirements of SFAS No. 71. The NJBPU occasionally provides for future recovery from customers of current period expenses. When this happens, these expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statements of Income during the periods the expenses are recov-ered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by the NJBPU.

  In July 1999, as discussed in Note 7 to the Consolidated Financial State-ments, the NJBPU issued a Summary Order to ACE concerning restructuring the electricity supply business of ACE. This Summary Order was issued pursuant to the New Jersey electric restructuring legislation enacted earlier in 1999. Based on the Summary Order, ACE determined that the require-ments of SFAS No. 71 no longer applied to its electricity supply business as of August 1, 1999. As a result, ACE discontinued applying SFAS No. 71 to its electricity supply business and applied the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS No. 101) and Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity--Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4). For infor-mation concerning the extraordinary charge to earnings that resulted from ap-plying the requirements of SFAS No. 101 and EITF 97-4, refer to Note 6 to the Consolidated Financial Statements.

  Refer to Note 14 for information about regulatory assets and liabilities arising from the financial effects of rate regulation.

Financial Statement Presentation

  The Consolidated Financial Statements include the accounts of ACE and its wholly-owned subsidiaries. All significant intercompany accounts and transac-tions have been eliminated in consolidation.

  Within the Consolidated Statements of Income, amounts previously reported for 1999 and 1998 as "Electric fuel and purchased power" and "Purchased elec-tric capacity" have been combined and reported as "Electric fuel and purchased energy and capacity." Certain reclassifications of prior period data have been made to conform with the current presentation.

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

Revenue Recognition

  ACE recognizes revenues for the supply and delivery of electricity upon de-livery to the customer, including amounts for services rendered, but not yet billed.

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

  As discussed under "Shopping Credits and Basic Generation Service" in Note 7 to the Consolidated Financial Statements, the Summary Order issued by the NJBPU to ACE provides for recovery through customer rates of energy and other costs of supplying customers who do not choose an alternative electricity sup-plier. Effective August 1, 1999, in recognition of these cost-based, rate-re-covery mechanisms, ACE adjusts revenues from customer billings to the amount of the related costs incurred, including an allowed return on certain electric generating plants.

Nuclear Fuel

  The ownership interests of ACE in nuclear fuel at the Peach Bottom Atomic Power Station (Peach Bottom), the Salem Nuclear Generating Station (Salem), and the Hope Creek Nuclear Generating Station (Hope Creek) are financed through contracts accounted for as capital leases. Nuclear fuel costs, includ-ing a provision for the future disposal of spent nuclear fuel, are charged to fuel expense on a unit-of-production basis.

Risk Management Activities

  Effective August 1, 1999, ACE's combustion turbines (502 MW) and the Deepwa-ter plant (185 MW) were deregulated. On July 1, 2000, ACE contributed the com-bustion turbines to Conectiv and retained the Deepwater plant, which is sub-ject to an agreement for sale as discussed in Note 11 to the Consolidated Fi-nancial Statements. Beginning August 1, 1999, ACE sold the megawatt-hour (MWH) output of these plants in markets not subject to price regulation. From time-to-time, ACE hedged the MWH output of its deregulated electric generating units, primarily through forward contracts, which are used to lock-in selling prices for electricity. ACE also wrote (or sold) options for sale of the de-regulated MWH output. Premiums received for written options were recorded ini-tially as a deferred credit and were amortized to operating revenues over the option term.

  ACE implemented the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative in-struments and for hedging activities. SFAS No. 133 requires all derivative in-struments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earn-ings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholder's equity) and is subse-quently reclassified into earnings when the forecasted transaction occurs. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the ex-tent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

  ACE's financial statements were not affected by the initial adoption of SFAS No. 133, effective January 1, 2001, because ACE did not hold derivative in-struments as of December 31, 2000. To the extent ACE holds derivative instru-ments subsequent to initial adoption of SFAS No. 133, there may be increased volatility in ACE's earnings, revenues and common stockholder's equity.

  The cash flows from derivatives are included in the "Cash Flows from Operat-ing Activities" section of the Consolidated Statements of Cash Flows.

Depreciation

  The annual provision for depreciation on utility property is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property re-tired, including removal costs less salvage and other recoveries. Depreciation expense includes a provision for ACE's share of the estimated cost of decommissioning nuclear power plant reactors based on site-specific studies. Refer to Note 13 to the Consolidated Financial Statements for additional in-formation on nuclear decommissioning. ACE's overall composite rate of depreci-ation was 3.6% for 2000, 3.7% for 1999, and 3.9% for 1998.

Income Taxes

  The Consolidated Financial Statements include two categories of income tax-es, which are current and deferred. Current income taxes represent the amounts of tax expected to be reported on ACE's federal and state income tax returns. Deferred income taxes are discussed below.

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

Deferred Debt Refinancing Costs

  Prior to the third quarter of 1999, the costs of refinancing debt of the utility business were deferred and amortized over the period during which the costs are recovered in rates, which is generally the life of the new debt. In the third quarter of 1999, the deferred costs associated with previously refi-nanced debt attributed to ACE's electric generation business were written-off and a regulatory asset, recoverable stranded costs, was established to the ex-tent recovery was provided for through rates charged to regulated delivery customers. Future debt refinancing costs that are to be recovered through cus-tomer rates of the regulated utility businesses will be deferred and subse-quently amortized to interest expense during the rate recovery period. The costs of other debt refinancings will be accounted for in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which re-quires such costs to be expensed.

Interest Expense

  The amortization of debt discount, premium, and expense, including deferred refinancing expenses associated with the regulated electric transmission and distribution business, is included in interest expense.

Utility Plant

  As discussed in Note 6 to the Consolidated Financial Statements, the book cost basis of electric generation plants which became impaired as a result of deregulation of the electric utility industry in 1999, is the estimated fair value of the plants at the time of deregulation. The estimated fair values were based on amounts included in agreements for the sale of certain electric generating plants of ACE, as discussed in Note 11 to the Consolidated Finan-cial Statements. Utility plant which is not impaired is stated at original cost.

  Utility plant is generally subject to a first mortgage lien.

Allowance for Funds Used During Construction

  Effective in the third quarter of 1999, the cost of financing the construc-tion of electric generation plant is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost."

  Allowance for Funds Used During Construction (AFUDC) is included in the cost of utility plant and represents the cost of borrowed and equity funds used to finance construction of new utility facilities. In the Consolidated Statements of Income, the borrowed funds component of AFUDC is reported as a reduction of interest expense and the equity funds component of AFUDC is reported as other income. AFUDC was capitalized on utility plant construction at the rate of 8.25% for all periods.

Cash Equivalents

  In the Consolidated Financial Statements, ACE considers all highly liquid investments and debt securities purchased with a maturity of three months or less to be cash equivalents.

Investments

  Investments primarily include deposits in ACE's external nuclear decommissioning trust funds, which are stated at fair market value. Changes in the fair market value of the trust funds are also reflected in the accrued li-ability for nuclear decommissioning which is included in accumulated deprecia-tion.

NOTE 2. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year

                                                      2000      1999     1998
                                                    --------  -------- --------
                                                      (Dollars in Thousands)
   Interest, net of capitalized amounts............ $ 73,520  $ 51,723 $ 68,278
   Income taxes, net of refunds.................... $(80,677) $ 90,185 $ 48,215

  During 2000, ACE received federal and state income tax refunds of $114.2 million and made estimated tax payments of $33.5 million, resulting in $80.7 million of net income taxes received. The income tax refunds received in 2000 were primarily related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown). For additional information concerning the contract termination, see Note 8 to the Consolidated Financial Statements.

Non-cash Investing and Financing Transaction

  For information concerning a non-cash transaction related to investing and financing activities, see "Contribution of Combustion Turbines to Conectiv" in
Note 11 to the Consolidated Financial Statements.

NOTE 3. INCOME TAXES

  ACE, as a subsidiary of Conectiv, is included in the consolidated federal income tax return of Conectiv. Income taxes are allocated to ACE based upon the taxable income or loss, determined on a separate return basis.

Components of Consolidated Income Tax Expense

                                                     2000      1999      1998
                                                    -------  --------  --------
                                                     (Dollars in Thousands)
Operations
Federal:  Current.................................  $ 6,930  $(20,940) $ 43,133
          Deferred................................   22,509    57,713   (27,694)
State:    Current.................................    9,853       902    14,650
          Deferred................................      611    14,185   (10,221)
Investment tax credit adjustments.................   (3,157)   (2,534)   (1,690)
                                                    -------  --------  --------
                                                     36,746    49,326    18,178
                                                    -------  --------  --------
Extraordinary Item
Federal:  Deferred................................       --   (31,585)       --
State:    Deferred................................       --    (8,889)       --
                                                    -------  --------  --------
                                                         --   (40,474)       --
                                                    -------  --------  --------
Total Income Tax Expense..........................  $36,746  $  8,852  $ 18,178
                                                    =======  ========  ========

Reconciliation of Effective Income Tax Rate

  The amount computed by multiplying "Income before income taxes and extraor-dinary item" by the federal statutory rate is reconciled below to income tax expense on operations (which excludes amounts applicable to the extraordinary item).

                                         2000           1999           1998
                                     -------------  -------------  -------------
                                     Amount   Rate  Amount   Rate  Amount   Rate
                                     -------  ----  -------  ----  -------  ----
                                             (Dollars in Thousands)
Statutory federal income tax
 expense............................ $31,913   35%  $39,639   35%  $16,959   35%
State income taxes, net of federal
 tax benefit........................   6,951    8     9,806    9     2,878    6
Plant basis differences.............   2,172    2     2,275    2     3,767    8
Amortization of investment tax
 credits............................  (3,157)  (3)   (2,534)  (2)   (1,690)  (3)
Other, net..........................  (1,133)  (2)      140   --    (3,736)  (8)
                                     -------  ---   -------  ---   -------  ---
Total income tax expense............ $36,746   40%  $49,326   44%  $18,178   38%
                                     =======  ===   =======  ===   =======  ===

Components of Deferred Income Taxes

  Items comprising deferred tax balances as of December 31, 2000 and 1999 are as follows:

                                                               2000     1999
                                                             -------- --------
                                                                (Dollars in
                                                                Thousands)
   Deferred tax liabilities:
     Utility plant basis differences........................ $335,221 $334,587
     Deferred recoverable income taxes......................    4,915    7,689
     Unrecovered purchased power costs......................       --    2,267
     State excise taxes.....................................    2,153    6,487
     Payment for termination of purchased power contract
      with non-utility electric generator...................   94,982   94,429
     Other..................................................   49,897   11,821
                                                             -------- --------
     Total deferred tax liabilities.........................  487,168  457,280
                                                             -------- --------
   Deferred tax assets:
     Deferred investment tax credits........................   19,324   21,349
     Other..................................................   78,209   52,582
                                                             -------- --------
     Total deferred tax assets..............................   97,533   73,931
                                                             -------- --------
   Total deferred taxes, net................................ $389,635 $383,349
                                                             ======== ========

NOTE 4. 1998 MERGER

  On March 1, 1998, ACE and DPL became wholly-owned subsidiaries of Conectiv (the 1998 Merger). Before the 1998 Merger, Atlantic owned ACE and non-utility subsidiaries. As a result of the 1998 Merger, Atlantic's existence ended and Conectiv became the owner of (directly or indirectly) ACE, DPL and the non-utility subsidiaries that were formerly held separately by Atlantic and DPL. Conectiv is a registered holding company under the PUHCA.

  In connection with the 1998 Merger, Atlantic stockholders received 0.75 shares of Conectiv common stock and 0.125 shares of Conectiv Class A common stock for each share of Atlantic stock held.

  The 1998 Merger was accounted for under the purchase method, with DPL as the acquirer. ACE's financial statements do not reflect "push-down" accounting-- the adjustment of the values of assets and liabilities as of the 1998 Merger date and recording of goodwill. Push-down accounting was not used because ACE had preferred stock and public debt outstanding as of the 1998 Merger date.

NOTE 5. SPECIAL CHARGES

  ACE's operating results for 1999 include special charges of $12.3 million before taxes ($7.3 million after taxes) for the costs of employee separations, additional costs related to the 1998 Merger, and certain other nonrecurring costs.

  ACE's operating results for 1998 include special charges of $61.1 million before taxes ($36.6 million after taxes) for the costs of 1998 Merger-related employee separations and relocations and other 1998 Merger-related costs and $18.0 million before taxes ($10.6 million after taxes) for the write-down to fair value of certain operational and administrative facilities to be sold, as a result of the 1998 Merger.

NOTE 6. EXTRAORDINARY ITEM

  As discussed in Note 1 to the Consolidated Financial Statements, based on the NJBPU's Summary Order, ACE discontinued applying SFAS No. 71 to its elec-tricity supply business and applied the requirements of SFAS No. 101 and EITF 97-4 in the third quarter of 1999. Pursuant to the requirements of SFAS No. 101 and EITF 97-4, ACE recorded extraordinary charges in the third and fourth quarters of 1999 which reduced earnings by $58.1 million, net of income taxes of $40.5 million. The portion of the extraordinary charge related to impaired assets was determined in accordance with SFAS No. 121, "Accounting for the Im-pairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (SFAS No. 121). The extraordinary charge primarily resulted from impaired electric generating plants and certain other assets, uneconomic energy con-tracts, and other effects of deregulation requiring loss recognition. The im-pairment amount for electric generating plants was determined based on ex-pected proceeds under agreements for the sale of the electric generating plants, which are discussed in Note 11 to the Consolidated Financial State-ments. The extraordinary charge was decreased by the regulatory asset estab-lished for the amount of stranded costs expected to be recovered through regu-lated electricity delivery rates.

  As discussed in Note 7 to the Consolidated Financial Statements, ACE's ex-traordinary charge was based on the NJBPU's Summary Order and the NJBPU is to issue a more detailed order at a later date. If the NJBPU's final detailed or-der were to differ materially from the Summary Order, then another extraordi-nary item may result due to adjustment of the 1999 extraordinary charge.

  The details of the 1999 extraordinary charge are shown below.

                                                                      Millions
Items Included in the 1999 Extraordinary Charge                      of Dollars
-----------------------------------------------                      ----------
The net book value of the nuclear power plants and certain fossil fuel-fired plants and other electric plant-related assets
 including inventories, were written-down due to impairment........   $(662.1)
Generation-related regulatory assets and certain other utility assets impaired from deregulation were written-off. Also, various
 liabilities resulting from deregulation were recorded. ...........    (205.7)
A regulatory asset, recoverable stranded costs, was established for the amount of stranded costs expected to be recovered through
 regulated electricity delivery rates..............................     769.2
                                                                      -------
Total pre-tax extraordinary charge.................................     (98.6)
Income tax benefit.................................................      40.5
                                                                      -------
Total extraordinary charge, net of income taxes....................   $ (58.1)
                                                                      =======

NOTE 7. REGULATORY MATTERS

New Jersey Electric Utility Industry Restructuring

  On February 9, 1999, New Jersey enacted the Electric Discount and Energy Competition Act (the New Jersey Act) which, among other things, provided cus-tomers of New Jersey electric utilities with a choice of electricity suppliers beginning August 1, 1999. Pursuant to the New Jersey Act, on July 15, 1999, the NJBPU issued a Summary Order to ACE concerning stranded costs, unbundled rates, and other matters related to restructuring. The NJBPU indicated that a more detailed order would be issued at a later time. Issuance of the NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G) and recent electricity shortages and price increases in California. On December 6, 2000, the New Jersey Supreme Court af-firmed judgment of the New Jersey Superior Court Appellate Division which had previously affirmed the NJBPU's final order concerning the PSE&G restructur-ing. However, management cannot predict the timing or outcome of this or re-lated matters, such as securitization by ACE of its stranded costs and the sale of electric generating plants, as discussed in Note 11 to the Consoli-dated Financial Statements.

  The key provisions of the Summary Order issued by the NJBPU to ACE are dis-cussed below.

Rate Decreases

  In its Summary Order, the NJBPU directed ACE to implement a 5% aggregate rate reduction effective August 1, 1999 and an additional 2% rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by 10% from the rates that were in effect as of April 30, 1997.

  The initial 5% rate reduction effective August 1, 1999 reduced annual reve-nues by approximately $50 million. The additional 2% rate reduction required by January 1, 2001 was implemented through two separate 1% rate reductions ef-fective January 1, 2000 and 2001, respectively. Each of the 1% rate reductions reduced annual revenues by approximately $10 million, or $20 million in total. The final rate reduction, which is required by August 1, 2002, is expected to reduce revenues by an additional $30 million, which would result in a cumula-tive rate reduction of $100 million since August 1, 1999.

Stranded Cost Recovery and Securitization

  Stranded costs are the uneconomic portion of assets and long-term contracts that resulted from electric utility industry restructuring. The Summary Order provides that ACE may divest its nuclear and fossil fuel-fired baseload units and transfer combustion turbine electric generating units to a non-utility af-filiated company at net book value. Additional NJBPU approvals are required prior to the sale of the nuclear and fossil fuel-fired baseload units of ACE. The NJBPU determined that ACE will have the opportunity to recover 100% of the net stranded costs related to certain generation units to be divested and the stranded costs associated with power purchased from non-utility generators
(NUGs), subject to further NJBPU proceedings. The Summary Order, in conjunc-tion with the New Jersey Act, also permits securitization of stranded costs through the issuance of transition bonds in the amount of the after-tax stranded cost recovery approved by the NJBPU. Management expects the transi-tion bonds will be issued after ACE completes the sale of certain electric generating units, as discussed in Note 11 to the Consolidated Financial State-ments. The ability to issue transition bonds would depend not only upon ap-proval of the NJBPU, but also on the conditions in the relevant capital mar-kets at the times of the offerings. Proceeds from the transition bonds may be used to refinance ACE's debt and preferred securities, finance the restructur-ing of purchased power contracts, or otherwise reduce costs in order to de-crease regulated electricity rates. The Summary Order allows securitization of
(a) 100% of the net stranded costs of certain generation units to be divested, over a period not to exceed 15 years, and (b) 100% of the costs to effect po-tential NUG contract buyouts or buydowns, over a period not to exceed the re-maining term of the restructured contracts. The Summary Order provides for the principal of and interest on transition bonds to be collected from customers through a transition bond charge over the securitization term. The Summary Order also provides for cus-tomer rates to include a separate market transition charge for recovery of the income tax expense associated with the revenues from transition bond charges.

  The balance for ACE's pre-tax recoverable stranded costs, net of amortized amounts, was approximately $959 million as of December 31, 2000 and $988 mil-lion as of December 31, 1999. The balances of recoverable stranded costs in-clude the stranded costs estimated and recorded as a result of discontinuing the application of SFAS No. 71 (as discussed in Note 6 to the Consolidated Fi-nancial Statements) and the $228.5 million payment to terminate a NUG contract (as discussed in Note 8 to the Consolidated Financial Statements). ACE's amount of recoverable stranded costs remains subject to adjustment based on the actual gains and losses realized on the sale of certain electric generat-ing plants, additional buyouts or buydowns of NUG contracts, the NJBPU's final restructuring order, and the final amount determined to be recoverable through customer rates under the New Jersey Act.

Shopping Credits and Basic Generation Service

  The Summary Order established minimum initial shopping credits for customers who choose an alternative electricity supplier, from a system average 5.27 cents per kilowatt-hour (kWh), effective August 1, 1999, to a system average of 5.48 cents per kWh in 2003. These shopping credits include transmission costs and charges by ACE for its Basic Generation Service (BGS) provided to retail customers who do not choose an alternative electricity supplier. ACE is obligated to provide BGS through July 31, 2002; thereafter, the BGS supplier is expected to be determined each year based on a competitive bidding process.

  In accordance with the Summary Order, the rates charged to ACE's customers for BGS include a component for the market-value of power purchased from NUGs. The above-market portion of the cost of NUG power is being collected through a non-bypassable "Net NUG Charge" included in regulated electricity delivery rates, over the remaining term of the NUG contracts. The above-market portion of the costs of certain of ACE's power plants is being recovered through a "Market Transition Charge," included in regulated electricity delivery rates. The NJBPU's Summary Order also provided that ACE's regulatory liability for over-recovered energy supply costs as of July 31, 1999 would be offset by any subsequent under-recoveries of the costs associated with BGS. Due to under-re-coveries of such costs, ACE reduced its liability for over-recovered energy supply costs and recognized like amounts of revenues in the amounts of $17.5 million for 2000 and $17.2 million for 1999. Customer rates are to be adjusted for any deferred balance remaining after the initial four-year transition pe-riod, which ends July 31, 2003. ACE's recovery of BGS supply costs is subject to review by the NJBPU.

Customer Account Services

  During the fourth quarter of 1999, the NJBPU began a proceeding concerning customer metering, billing, and other account administration functions (Cus-tomer Account Services). On December 22, 2000, the NJBPU approved a stipula-tion, to which ACE and certain other New Jersey utilities were parties, in the Customer Account Services proceeding. One of the terms of the stipulation re-quires ACE to begin purchasing the receivables of third parties supplying electricity to ACE's delivery customers in the second quarter of 2001. The stipulation remains effective through August 1, 2003.

NOTE 8. TERMINATION AND RESTRUCTURING OF PURCHASED POWER CONTRACTS

  On November 10, 1999, the NJBPU issued an order approving termination of a contract under which ACE had purchased energy and 116 MW of capacity from Pedricktown, a NUG partnership which was owned 50% by other Conectiv subsidi-aries. The NJBPU order also provided that ACE is entitled to recover from cus-tomers the contract termination payment of $228.5 million, transaction costs, and interim financing costs. The NJBPU order found that the contract termina-tion payment and related transaction costs are eligible for long-term financ-ing through the issuance of securitized bonds. On December 28, 1999, ACE paid $228.5 million to terminate the contract and borrowed funds to finance the contract termination payment (as discussed in Note 17 to the Consolidated Financial Statements). The contract termination payment and related costs are included in "Recoverable Stranded Costs" on the Consolidated Balance Sheets. ACE's customer rates were reduced by about 1% (approximately $10 million of revenues on an annualized basis) ef-fective January 1, 2000 as a result of the net savings from the contract ter-mination.

  On December 6, 2000, the NJBPU approved ACE's payment on January 22, 2001 of $3.45 million in connection with restructuring ACE's purchased power contract with a NUG, American Ref-Fuel Company of Delaware Valley, L.P.

  Management anticipates that transition bonds will ultimately be used to fi-nance the stranded costs associated with the buyout or buydown of ACE's NUG contracts.

NOTE 9. RISK MANAGEMENT ACTIVITIES

  Effective August 1, 1999, ACE's combustion turbines (502 MW of electric gen-erating capacity) and Deepwater plant (185 MW of electric generating capacity) were deregulated. On July 1, 2000, ACE contributed the combustion turbines to Conectiv in conjunction with formation of an energy holding company and re-tained the Deepwater plant, which is subject to an agreement for sale as dis-cussed in Note 11 to the Consolidated Financial Statements. Beginning August 1, 1999, ACE sold the megawatt-hour (MWH) output of these plants in markets not subject to price regulation. From time-to-time, ACE hedged the MWH output of its deregulated electric generating units, primarily through forward con-tracts, which were used to lock-in selling prices for electricity.

  As of December 31, 2000, ACE did not hold derivative instruments. As of De-cember 31, 1999, ACE hedged 512,300 MWH of forward generation output, through the sale of forward contracts, which resulted in an $0.7 million unrealized and unrecognized gain as of December 31, 1999.

NOTE 10. JOINTLY-OWNED PLANT

  ACE's Consolidated Balance Sheets include its proportionate share of assets and liabilities related to jointly owned plant. ACE has ownership interests in electric generating plants, transmission facilities, and other facilities in which various parties have ownership interests. ACE's proportionate shares of operating and maintenance expenses of the jointly owned plant are included in the corresponding expenses in ACE's Consolidated Statements of Income. ACE is responsible for providing its share of financing for the jointly owned facili-ties.

  Information with respect to ACE's share of jointly owned plant as of Decem-ber 31, 2000 is shown below. As discussed in Note 11 to the Consolidated Fi-nancial Statements, agreements have been reached to sell to third parties the jointly-owned nuclear and coal-fired plants listed below.

                                    Megawatt   Plant                Construction
                         Ownership Capability   in    Accumulated     Work in
                           Share     Owned    Service Depreciation    Progress
                         --------- ---------- ------- ------------  ------------
                                                   (Dollars in Thousands)
Nuclear
  Peach Bottom..........    7.51%     164     $ 4,847   $   944(a)     $4,760
  Salem.................    7.41%     167(b)    3,892     2,236(a)      2,517
  Hope Creek............    5.00%      52       1,930       923(a)        619
Coal-Fired
  Keystone..............    2.47%      42      13,758     4,561           542
  Conemaugh.............    3.83%      65      34,777    10,205           970
Transmission
 Facilities.............  Various              24,881    11,191            --
Other Facilities........  Various               1,111       177            --
                                      ---     -------   -------        ------
Total...................              490     $85,196   $30,237        $9,408
                                      ===     =======   =======        ======

--------
(a) Excludes Nuclear Decommissioning Reserve.
(b) Includes 3 MW for on-site combustion turbine.

NOTE 11. DIVESTITURE OF ELECTRIC GENERATING PLANTS

  As discussed below, ACE contributed at net book value its combustion turbine electric generating units to Conectiv on July 1, 2000 and all remaining elec-tric generating plants of ACE are subject to agreements for sale. After the sales of ACE's electric generating plants are completed, the principal remain-ing businesses of ACE will be the transmission and distribution of electrici-ty. ACE will purchase power to supply electricity to customers who do not choose alternative electricity suppliers. ACE's exit from the electricity pro-duction business is expected to cause a decrease in ACE's earnings capacity.

Contribution of Combustion Turbines to Conectiv

  Effective July 1, 2000, ACE contributed at book value its combustion tur-bines (502 megawatts of capacity) and related transmission equipment, invento-ries, and liabilities to a wholly-owned subsidiary (Conectiv Atlantic Genera-tion, LLC, or CAG). ACE then contributed CAG to Conectiv in conjunction with the formation of an energy-holding company by Conectiv, which is engaged in non-regulated electricity production and sales, and energy trading and market-ing. The primary effects on ACE's balance sheet of the contribution to Conectiv were as follows: (a) property, plant and equipment decreased $86 mil-lion (primarily electric generating plants); (b) fuel and other inventories decreased $6 million; (c) deferred income taxes and investment tax credits de-creased $9 million; and (d) the additional paid-in capital portion of common stockholder's equity decreased $83 million.

Agreements for the Sale of Electric Generating Plants

  ACE has entered into agreements to sell the nuclear and non-strategic baseload fossil fuel-fired electric generating plants which are shown in the table below.

                                                        As of December 31, 2000
                                                        ------------------------
                                                         MW of
                                                        Capacity Net Book Value
                                                        -------- ---------------
                                                                 ($ in millions)
   Fossil Units:
     Wholly-owned......................................   632.0      $ 82.3
     Jointly-owned.....................................   107.7        35.3
   Jointly-owned nuclear units.........................   383.0        14.5
                                                        -------      ------
                                                        1,122.7      $132.1
                                                        =======      ======

  On September 30, 1999, Conectiv announced that ACE reached agreements to sell its ownership interests in nuclear electric generating plants to PSEG Power LLC (a subsidiary of Public Service Enterprise Group Incorporated) and PECO Energy Company (PECO). ACE's interests in the nuclear units that are sub-ject to the sales agreements include a 7.51% (164 MW) interest in Peach Bot-tom, a 7.41% interest (167 MW) in Salem and a 5.0% interest (52 MW) in Hope Creek. The net book value of the nuclear units to be sold was $14.5 million as of December 31, 2000. The agreements for the sale of ACE's interests in the nuclear plants provide for (i) a sales price of approximately $11 million plus the net book value of the interests of ACE in nuclear fuel on-hand as of the closing date and (ii) the transfer of ACE's nuclear decommissioning funds and related obligation for decommissioning the plants to the purchasers upon com-pletion of the sales.

  On January 19, 2000, Conectiv announced that ACE reached an agreement to sell certain wholly and jointly owned fossil fuel-fired units to NRG Energy, Inc. (NRG), a subsidiary of Northern States Power Company, for $178 million. The units to be sold to NRG have a total capacity of 739.7 MW, and had a net book value of $117.6 million as of December 31, 2000. Management expects the proceeds from the planned sales of the electric generating plants will be used to repay debt and to fund expansion of Conectiv's electric generation busi-ness. Some or all of ACE's proceeds from the sale of the electric generating plants could be paid as a dividend to Conectiv, or invested in Conectiv's pool of funds that Conectiv subsidiaries borrow from or invest in depending on their cash position.

  Consummation of the sales of the electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplated that the sales of the plants of ACE and DPL, which is also selling its electric generating plants, would occur simultaneously. Appeals related to the NJBPU's final order con-cerning restructuring the electricity supply business of Public Service Elec-tric and Gas Company (PSE&G) and recent electricity shortages and price in-creases in California have resulted in delays in the issuance of required reg-ulatory approvals, the NJBPU's final order concerning restructuring the elec-tricity supply business of ACE, and the closings of the sales of the electric generating units. Effective October 3, 2000, the agreements relating to the sale of the nuclear plants were amended to, among other things, permit sepa-rate closings of the sales of the ACE and DPL interests in the nuclear plants. DPL's ownership interests in nuclear electric generating plants were sold on December 29, 2000. On December 6, 2000, the New Jersey Supreme Court affirmed the judgment of the New Jersey Superior Court Appellate Division, which had previously upheld the NJBPU's final order concerning the PSE&G restructuring. Management currently expects the sales of ACE's nuclear and fossil electric generating plants to take place during 2001. However, management cannot pre-dict the timing of the issuance of required NJBPU approvals, the timing or outcome of appeals, if any, of such approvals, the effect of any of the fore-going on the ability of ACE to consummate the sales of various electric gener-ating plants or the impact of any of the foregoing on ACE's ability to recover or securitize any related stranded costs.

  As of December 31, 2000, $5.3 million of costs associated with selling the electric generating plants had been deferred as an adjustment to the expected future gain or loss on the sales. In the event the sales are not completed, these costs would be expensed.

NOTE 12. WHOLESALE TRANSACTION CONFIRMATION LETTER AGREEMENTS

  On October 3, 2000, ACE entered into Wholesale Transaction Confirmation let-ter agreements (Letter Agreements). The Letter Agreements provide for the sale of the electricity output and capacity associated with the ownership interests of ACE in Peach Bottom, Salem, and Hope Creek. PECO and PSEG Energy Resources & Trade LLC (PSER&T), an indirect subsidiary of Public Service Enterprise Group, purchase the electricity output and capacity from ACE under the Letter Agreements. The Letter Agreements became effective October 7, 2000, and termi-nate for each plant upon the earlier of (1) the closing of the sale of the plant, (2) the termination of the agreement relating to the sale of the plant or (3) September 30, 2001.

  In exchange for the electricity output and capacity purchased from a given plant, PECO and PSER&T reimburse ACE for the nuclear fuel amortized during the term of the Letter Agreements at each plant, and are responsible for the payment of operation and maintenance costs, inventories, capital expenditures (subject, in certain circumstances, to reimbursement by ACE) and certain other liabilities associated with the ownership interests of ACE in each plant.

NOTE 13. NUCLEAR DECOMMISSIONING

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

  ACE's consolidated accrued nuclear decommissioning liability, which is re-flected in the accumulated reserve for depreciation, was $109.0 million as of December 31, 2000 and $101.0 million as of December 31, 1999. The provision reflected in depreciation expense for nuclear decommissioning was $3.7 million in 1999 and $6.4 million in 1998. During 2000, no provision was included in depreciation expense for nuclear decommissioning. External trust funds estab-lished by ACE for the purpose of funding nuclear decommissioning costs had an aggregate book balance (stated at fair market value) of $109.0 million as of December 31, 2000 and $100.5 million as of December 31, 1999. Earnings on the trust funds are recorded as an increase to the accrued nuclear decommissioning liability, which, in effect, reduces the expense recorded for nuclear decommissioning. As discussed in Note 11 to the Consolidated Financial State-ments, upon completion of the expected sales of the nuclear plants, ACE will transfer its respective nuclear decommissioning trust funds to the purchasers who will then assume full responsibility for the decommissioning of the nu-clear plants.

  The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, includ-ing ACE, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial state-ments of electric utilities. In February 2000, the FASB issued an exposure draft of a new accounting standard which addresses the accounting for obliga-tions associated with the retirement of long-lived assets, such as decommissioning costs of nuclear generating stations. Under this proposed ac-counting standard, the fair value of the decommissioning obligation would be capitalized as part of the cost of the nuclear generating station and recorded as a liability. The cost capitalized would be depreciated over the life of the nuclear generating station. Changes in the liability due to the passage of time would be recorded as interest expense. Changes in the liability resulting from revisions in the timing or amount of cash flows would increase or de-crease the liability and the carrying amount of the nuclear generating sta-tion. Trust fund income from the external decommissioning trusts would be re-ported as investment income under the proposed accounting standard rather than as a reduction of decommissioning expense.

NOTE 14. REGULATORY ASSETS AND LIABILITIES

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

  As discussed in Notes 1, 6, and 7 to the Consolidated Financial Statements, in the third quarter of 1999, the electricity supply business of ACE no longer met the requirements of SFAS No. 71. Accordingly, regulatory assets and lia-bilities related to the electricity supply business were written off, except to the extent that future cost recovery was provided for through the regulated electricity delivery business. A regulatory asset, "Recoverable stranded costs," was established to recognize amounts to be collected from regulated delivery customers for stranded costs which resulted from deregulation of the electricity supply business.

  The table below displays the regulatory assets and liabilities as of Decem-ber 31, 2000 and 1999.

                                                     December 31, December 31,
Regulatory Assets (Liabilities)                          2000         1999
-------------------------------                      ------------ ------------
                                                       (Millions of Dollars)
Recoverable stranded costs..........................    $958.9      $  988.3
Deferred recoverable income taxes...................      14.0          21.9
Deferred debt refinancing costs.....................      12.4          13.6
Unrecovered state excise taxes......................      10.4          22.6
Deferred other postretirement benefit costs.........      30.0          32.5
Unrecovered purchased power costs...................      14.5          28.9
Regulatory liability for deferred energy supply
 costs..............................................     (34.7)        (46.4)
Deferred costs for nuclear
 decommissioning/decontamination....................       5.1           5.6
Regulatory liability for New Jersey income tax
 benefit............................................     (49.3)        (49.3)
Asbestos removal costs..............................       8.0           8.3
                                                        ------      --------
Total...............................................    $969.3      $1,026.0
                                                        ======      ========

  Recoverable Stranded Costs: Represents amounts to be collected from regu-lated delivery customers (net of amounts which have been amortized to expense) for stranded costs which resulted from deregulation of the electricity supply business. Any gain realized on the sale of certain of ACE's electric generat-ing plants will reduce the amount of recoverable stranded costs. The pre-tax balances of $958.9 million as of December 31, 2000 and $988.3 million as of December 31, 1999 arose from the $228.5 million NUG contract termination pay-ment in 1999, as discussed in Note 8 to the Consolidated Financial Statements, and discontinuing the application of SFAS No. 71 to the electricity supply business in 1999, as discussed in Note 6 to the Consolidated Financial State-ments.

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

  Deferred Debt Refinancing Costs: See "Deferred Debt Refinancing Costs" in
Note 1 to the Consolidated Financial Statements.

  Unrecovered State Excise Taxes: Represents additional amounts paid, by ACE, as a result of prior legislative changes in the computation of New Jersey state excise taxes. These costs are included in current customer rates, with the remaining balance scheduled for full recovery over the next 2 years.

  Deferred Other Postretirement Benefit Costs: Represents the non-cash portion of other postretirement benefit costs deferred by ACE during 1993 through 1997. This cost is being recovered over a 15-year period which began on Janu-ary 1, 1998.

  Unrecovered Purchased Power Costs: Includes costs incurred by ACE for rene-gotiation of a long-term capacity and energy contract. These costs are in-cluded in current customer rates with the balance scheduled for full recovery over the next 14 years. The balance as of December 31, 1999 also included $12 million of prior deferrals by ACE of capacity costs; the amortization of these costs to expense expired in 2000.

  Deferred Energy Supply Costs: See "Energy Supply Costs" in Note 1 to the Consolidated Financial Statements.

  Deferred Costs for Nuclear Decommissioning/Decontamination: Represents amounts recoverable from ACE's customers for amounts owed by ACE to the U.S. government for clean-up of gaseous diffusion enrichment facilities pursuant to the Energy Policy Act of 1992.

  Regulatory Liability for New Jersey Income Tax Benefit: In 1999, a deferred tax asset arising from the write down of ACE's electric generating plant was established. The deferred tax asset represents the future tax benefit expected to be realized when the higher tax basis of the generating plants is deducted for New Jersey state income tax purposes. ACE has requested the New Jersey Di-vision of Taxation to rule on whether or not this tax benefit may be used to reduce the rates charged to ACE's regulated electricity delivery customers for stranded cost recovery. To recognize that this tax benefit probably will be given to ACE's regulated electricity delivery customers through lower electric rates, ACE established a regulatory liability.

  Asbestos Removal Costs: Represents costs incurred by ACE to remove asbestos insulation from a wholly-owned generating station. These costs are included in current customer rates with the balance scheduled for full recovery over the next 29 years.

NOTE 15. COMMON STOCKHOLDER'S EQUITY

  Effective March 1, 1998, all 18,320,937 outstanding shares ($3 per share par value) of ACE were acquired by Conectiv, pursuant to the 1998 Merger, as dis-cussed in Note 4 to the Consolidated Financial Statements.

  For information concerning changes to common equity accounts of ACE, see the Consolidated Statements of Changes in Common Stockholder's Equity.

  ACE's certificate of incorporation requires payment of all preferred divi-dends in arrears (if any) prior to payment of common dividends to Conectiv, and has certain other limitations on the payment of common dividends.

  As a subsidiary of a registered holding company under PUHCA, ACE can pay dividends only to the extent of its retained earnings unless SEC approval is obtained.

NOTE 16. PREFERRED STOCK AND PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

  ACE has authorized 799,979 shares of Cumulative Preferred Stock, $100 Par Value, two million shares of No Par Preferred Stock and three million shares of Preference Stock, No Par Value. If preferred dividends are in arrears for at least a full year, preferred stockholders have the right to elect a major-ity of directors to the Board of Directors until all dividends in arrears have been paid.

Preferred Stock Not Subject to Mandatory Redemption

                                              2000          1999       Current
                                          ------------- ------------- Redemption
Series                                    Shares (000)  Shares (000)    Price
------                                    ------ ------ ------ ------ ----------
4%, $100 par value....................... 24,268 $2,427 24,268 $2,427  $105.50
4.1%, $100 par value..................... 20,504  2,051 20,504  2,051   101.00
4.35%, $100 par value....................  3,102    310  3,102    310   101.00
4.35%, $100 par value....................  1,680    168  1,680    168   101.00
4.75%, $100 par value....................  8,631    863  8,631    863   101.00
5%, $100 par value.......................  4,120    412  4,120    412   100.00
                                          ------ ------ ------ ------
Total.................................... 62,305 $6,231 62,305 $6,231
                                          ====== ====== ====== ======

  In the fourth quarter of 1998, ACE purchased and retired 237,695 shares, or $23.8 million of various series of $100 per share par value preferred stock, which had an average dividend rate of 4.4%. ACE realized a $2.5 million gain on this preferred stock redemption which is presented as Gain on Preferred Stock Redemption within the 1998 Consolidated Statement of Income.

Preferred Stock Subject to Mandatory Redemption

  As of December 31, 2000 and 1999, there were 239,500 outstanding shares of preferred stock subject to mandatory redemption with a $100 stated value per share and a $7.80 annual dividend rate per share. Beginning May 1, 2001, 115,000 shares are subject to mandatory redemption annually.

  In August 1998, ACE redeemed 100,000 shares of its $8.20 No Par Preferred Stock ($100 per share stated value).

Preferred Securities of Subsidiary Trusts Subject to Mandatory Redemption

  The amounts outstanding as of December 31, 2000, and December 31, 1999 of preferred securities issued by subsidiary trusts owned by ACE are presented below.

                                                   Securities
                                                   Outstanding             Amount
                                               ------------------- -----------------------
Issuer                          Series           2000      1999       2000        1999
------                          ------         --------- --------- ----------- -----------
                                                                   (Dollars in Thousands)
Atlantic Capital I *.... $25 per share, 8.25%  2,800,000 2,800,000 $    70,000 $    70,000
Atlantic Capital II *... $25 per share, 7.375% 1,000,000 1,000,000      25,000      25,000
                                                                   ----------- -----------
                                                                   $    95,000 $    95,000
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

  Atlantic Capital I is a wholly-owned subsidiary financing trust which is structured similarly to Atlantic Capital II (discussed above). Atlantic Capi-tal I had $70 million (2,800,000 securities with a stated liquidation prefer-ence of $25 each) of 8.25% Cumulative Quarterly Income ACE Obligated Mandatorily Redeemable Preferred Securities outstanding during 2000, 1999, and 1998.

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

NOTE 17. DEBT

  Substantially all of ACE's utility plant is subject to the lien of the Mort-gage and Deed of Trust dated January 15, 1937, as amended and supplemented, collateralizing ACE's First Mortgage Bonds and Secured Medium Term Notes. ACE's mortgage requires that the electric generating plants being sold (as discussed in Note 11 to the Consolidated Financial Statements) be released from the lien of the mortgage. These assets may be released with a combination of cash, bondable property additions, and credits representing previously is-sued and retired first mortgage bonds. ACE expects to have sufficient bondable property additions and retired first mortgage bonds to release such assets at fair values.

  Maturities of long-term debt during the next five years are as follows:
2001--$97.2 million; 2002--$221.5 million; 2003--$70.1 million; 2004--$67.1 million; and, 2005--$40.1 million.

  As discussed in Note 8 to the Consolidated Financial Statements, ACE bor-rowed $228.5 million under a revolving credit facility on December 28, 1999 to provide interim financing for a payment made to terminate a NUG purchased power contract with Pedricktown. In December 2000, ACE exercised its option to convert the revolving loan balance to a term loan, which is due in two in-stallments; (1) 25% of the principal balance is due December 20, 2001, and (2) the remaining term loan principal is due December 20, 2002. ACE intends to re-pay this debt with proceeds from the expected issuance of transition bonds. (See Note 7 to the Consolidated Financial Statements for information concern-ing transition bonds.)

  ACE redeemed $46.0 million of 6.83% Medium Term Notes at maturity on January 26, 2000.

  Long-term debt outstanding as of December 31, 2000 and 1999 is presented be-low.

                                                              December 31,
                                                   Maturity ------------------
Type of Debt                                         Date     2000      1999
------------                                       -------- --------  --------
                                                               (Dollars in
                                                               Thousands)
Secured debt
Medium Term Notes Series B (6.83%)...............    2000   $     --  $ 46,000
Medium Term Notes Series C (6.86%)...............    2001     40,000    40,000
Medium Term Notes Series C (7.02%)...............    2002     30,000    30,000
Medium Term Notes Series B (7.18%)...............    2003     20,000    20,000
Medium Term Notes Series D (6.00%)...............    2003     20,000    20,000
Medium Term Notes Series A (7.98%)...............    2004     30,000    30,000
Medium Term Notes Series B (7.125%)..............    2004     28,000    28,000
Medium Term Notes Series C (7.15%)...............    2004      9,000     9,000
Medium Term Notes Series B (6.45%)...............    2005     40,000    40,000
Medium Term Notes Series D (6.19%)...............    2006     65,000    65,000
6 3/8% Pollution Control Series..................    2006      2,200     2,275
Medium Term Notes Series C (7.15%)...............    2007      1,000     1,000
Medium Term Notes Series B (6.76%)...............    2008     50,000    50,000
Medium Term Notes Series C (7.25%)...............    2010      1,000     1,000
6 5/8% First Mortgage Bonds......................    2013     68,600    68,600
Medium Term Notes Series C (7.63%)...............    2014      7,000     7,000
Medium Term Notes Series C (7.68%)...............    2015     15,000    15,000
Medium Term Notes Series C (7.68%)...............    2016      2,000     2,000
6.80% Pollution Control Series A.................    2021     38,865    38,865
7% First Mortgage Bonds..........................    2023     62,500    62,500
5.60% Pollution Control Series A.................    2025      4,000     4,000
7% First Mortgage Bonds..........................    2028     75,000    75,000
6.15% Pollution Control Series A.................    2029     23,150    23,150
7.20% Pollution Control Series A.................    2029     25,000    25,000
7% Pollution Control Series B....................    2029      6,500     6,500
                                                            --------  --------
                                                             663,815   709,890
                                                            --------  --------
Unsecured debt
6.46% Medium Term Notes Series A.................    2002     20,000    20,000
6.63% Medium Term Notes Series A.................    2003     30,000    30,000
7.52% Medium Term Notes Series A.................    2007      5,000     5,000
7.50% Medium Term Notes Series A.................    2007     10,000    10,000
                                                            --------  --------
                                                              65,000    65,000
                                                            --------  --------
Other Obligations
7.11% Term Loan..................................    2001     57,125    57,125
7.11% Term Loan..................................    2002    171,375   171,375
Unamortized Premium and Discount, Net............             (2,462)   (2,563)
Current Maturities of Long-Term Debt.............            (97,200)  (46,075)
                                                            --------  --------
Total Long Term Debt.............................            857,653   954,752
Variable Rate Demand Bonds, Pollution Control Se-
 ries A*.........................................    2014     18,200    18,200
Variable Rate Demand Bonds, Pollution Control Se-
 ries B*.........................................    2017      4,400     4,400
                                                            --------  --------
Total Long Term Debt and Variable Rate Demand
 Bonds...........................................           $880,253  $977,352
                                                            ========  ========

--------
* Variable Rate Demand Bonds (VRDB) are classified as current liabilities be-cause the VRDB are due on demand by the bondholder. However, bonds submit-ted to ACE for purchase are remarketed by a remarketing agent on a best ef-forts basis. ACE expects that bonds submitted for purchase will continue to be remarketed successfully due to ACE's credit worthiness and the bonds' interest rates being set at market. ACE also may utilize one of the fixed rate/fixed term conversion options of the bonds. Thus, ACE considers the VRDB to be a source of long-term financing. Average interest rates on the VRDB were 3.9% for 2000 and 2.8% for 1999.

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The year-end fair value of certain financial instruments are listed below. The fair values were based on quoted market prices of ACE's securities or se-curities with similar characteristics.

                                                 2000              1999
                                           ----------------- -----------------
                                           Carrying   Fair   Carrying   Fair
                                            Value    Value    Value    Value
                                           -------- -------- -------- --------
                                                 (Dollars in Thousands)
   Investments............................ $112,501 $112,501 $105,371 $105,371
   Long Term Debt.........................  857,653  850,753  954,752  921,844
   Preferred Stock Subject to Mandatory
    Redemption............................   23,950   24,369   23,950   23,950
   Preferred Securities of Subsidiary
    Trusts Subject to Mandatory
    Redemption............................   95,000   92,914   95,000   79,750

NOTE 19. LONG-TERM PURCHASED POWER CONTRACTS

  As discussed in Note 6 to the Consolidated Financial Statements, the net present value of expected losses under uneconomic purchased power contracts that existed when electric utility deregulation occurred in the third quarter of 1999 was included in the extraordinary item recorded in 1999.

  Based on existing contracts as of December 31, 2000, ACE's commitments dur-ing the next five years for capacity (724 MW) and energy under long-term pur-chased power contracts are estimated to be as follows: $288 million in 2001, $254 million in 2002; $216 million in 2003; $209 million in 2004; and $236 million in 2005.

  To replace the output of the electric generating units expected to be sold during 2001, ACE plans to increase the amount of power it purchases to supply the BGS load. ACE intends to manage BGS supply requirements (net of sources otherwise available to it at any particular time) through the use of a portfo-lio approach, including the use of competitive bidding.

NOTE 20. LEASES

Nuclear Fuel

  The ownership interests of ACE in nuclear fuel at Peach Bottom, Salem, and Hope Creek are financed through nuclear fuel energy contracts, which are ac-counted for as capital leases. Payments under the contracts are based on the quantity of nuclear fuel burned by the plants. The obligation of ACE under the contracts is generally the net book value of the nuclear fuel financed, which was $28.4 million, in total, as of December 31, 2000. As discussed in Note 11 to the Consolidated Financial Statements, under agreements for the sale of ACE's ownership interests in nuclear power plants, the nuclear fuel is to be sold at its net book value upon completion of the sales.

  Leased nuclear fuel costs included in operating expenses were $14.2 million for 2000, $14.8 million for 1999, and $12.7 million for 1998.

Lease Commitments

  ACE also leases other types of property and equipment for use in its opera-tions. Amounts charged to operating expenses for these leases were $10.1 mil-lion in 2000, $7.6 million in 1999, and $4.6 million in 1998. Future minimum rental payments for all non-cancelable lease agreements, excluding nuclear fu-el, are less than $10 million per year for each of the next five years.

NOTE 21. PENSION AND OTHER POSTRETIREMENT BENEFITS

  The employees of ACE and other Conectiv subsidiaries are provided pension benefits and other postretirement benefits under Conectiv benefit plans. The amounts shown below are for the benefit plans of Conectiv and include amounts for all covered employees of the Conectiv subsidiaries which elect to partici-pate in the benefit plans.

Assumptions                                                  2000  1999  1998
-----------                                                  ----- ----- -----
Discount rates used to determine projected benefit
 obligation as of December 31............................... 7.50% 7.75% 6.75%
Expected long-term rates of return on assets................ 9.50% 9.00% 9.00%
Rates of increase in compensation levels.................... 4.50% 4.50% 4.50%
Health-care cost trend rate on covered charges.............. 8.00% 6.50% 7.00%

  The health-care cost trend rate, or the expected rate of increase in health-care costs, is assumed to gradually decrease to 5.0% by 2004. Increasing the health-care cost trend rates of future years by one percentage point would in-crease Conectiv's total accumulated postretirement benefit obligation by $10.1 million and would increase Conectiv's total annual aggregate service and in-terest costs by $0.9 million. Decreasing the health-care cost trend rates of future years by one percentage point would decrease Conectiv's total accumu-lated postretirement benefit obligation by $10.5 million and would decrease Conectiv's total annual aggregate service and interest costs by $1.0 million.

  The following schedules reconcile the beginning and ending balances of the pension and other postretirement benefit obligations and related plan assets for Conectiv. Other postretirement benefits include medical benefits for re-tirees and their spouses and retiree life insurance.

Change in Conectiv's Benefit Obligation

                                                                 Other
                                                            Postretirement
                                       Pension Benefits        Benefits
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       --------  --------  --------  --------
                                             (Dollars in Thousands)
Benefit obligation at beginning of
 year................................. $673,095  $748,689  $194,031  $232,374
Service cost..........................   18,388    20,288     3,908     5,282
Interest cost.........................   51,856    51,442    14,513    13,839
Plan participants' contributions......       --        --       511       500
Plan amendment........................    4,359        --        --        --
Actuarial (gain) loss.................   12,689   (75,244)    5,500   (43,861)
Benefits paid.........................  (66,438)  (64,671)  (16,970)   (9,436)
Other.................................      672    (7,409)       --    (4,667)
                                       --------  --------  --------  --------
Benefit obligation at end of year..... $694,621  $673,095  $201,493  $194,031
                                       ========  ========  ========  ========

Change in Conectiv's Plan Assets

                                                                  Other
                                                             Postretirement
                                      Pension Benefits          Benefits
                                    ----------------------  ------------------
                                       2000        1999       2000      1999
                                    ----------  ----------  --------  --------
                                            (Dollars in Thousands)
Fair value of assets at beginning
 of year..........................  $1,017,844  $  951,474  $120,072  $ 95,164
Actual return on plan assets......      (3,363)    138,450       166    13,494
Employer contributions............          --          --    15,945    25,017
Plan participants' contributions..          --          --       511       500
Benefits paid.....................     (66,438)    (64,671)  (16,970)   (9,436)
Other.............................          --      (7,409)       --    (4,667)
                                    ----------  ----------  --------  --------
Fair value of assets at end of
 year.............................  $  948,043  $1,017,844  $119,724  $120,072
                                    ==========  ==========  ========  ========

Reconciliation of Funded Status of Conectiv's Plans

                                                                 Other
                                                            Postretirement
                                      Pension Benefits         Benefits
                                     --------------------  ------------------
                                       2000       1999       2000      1999
                                     ---------  ---------  --------  --------
                                            (Dollars in Thousands)
Funded status at end of year........ $ 253,422  $ 344,749  $(81,769) $(73,959)
Unrecognized net actuarial (gain)...  (181,008)  (300,864)  (46,246)  (63,286)
Unrecognized prior service cost.....     7,794      4,129       149       198
Unrecognized net transition (asset)
 obligation.........................   (10,245)   (13,009)   37,531    40,659
                                     ---------  ---------  --------  --------
Net amount recognized at end of
 year............................... $  69,963  $  35,005  $(90,335) $(96,388)
                                     =========  =========  ========  ========
Portion applicable to ACE........... $ (26,948) $ (20,309) $(37,614) $(42,952)
                                     =========  =========  ========  ========

  Based on fair values as of December 31, 2000, Conectiv's pension plan assets were comprised of publicly traded equity securities ($606.7 million or 64%) and fixed income obligations ($341.3 million or 36%). Based on fair values as of December 31, 2000, Conectiv's other postretirement benefit plan assets in-cluded equity securities ($77.8 million or 65%) and fixed income obligations ($41.9 million or 35%).

Components of Conectiv's Net Periodic Benefit Cost

                                                         Other Postretirement
                               Pension Benefits                Benefits
                          ----------------------------  ------------------------
                            2000      1999      1998     2000    1999     1998
                          --------  --------  --------  ------  -------  -------
                                       (Dollars in Thousands)
Service cost............  $ 18,388  $ 20,288  $ 18,933  $3,908  $ 5,282  $ 5,221
Interest cost...........    51,856    51,442    48,291  14,513   13,839   13,636
Expected return on
 assets.................   (90,037)  (83,999)  (81,259) (8,645)  (6,769)  (4,845)
Amortization of:
  Transition obligation
   (asset)..............    (2,764)   (2,764)   (2,764)  3,128    3,128    3,244
  Prior service cost....       694       406     1,911      49       49       50
  Actuarial (gain)......   (13,767)   (4,248)   (9,165) (3,060)  (1,059)    (567)
                          --------  --------  --------  ------  -------  -------
Benefit cost before
 items below............   (35,630)  (18,875)  (24,053)  9,893   14,470   16,739
Special termination
 benefits...............        --        --    59,610      --       --    2,682
Curtailment (gain)
 loss...................        --        --   (10,256)     --       --    6,614
Settlement (gain) loss..        --        --   (45,291)     --       --    6,457
                          --------  --------  --------  ------  -------  -------
  Total net periodic
   benefit cost.........  $(35,630) $(18,875) $(19,990) $9,893  $14,470  $32,492
                          ========  ========  ========  ======  =======  =======
Portion of net periodic
 benefit cost applicable
 to ACE.................  $  6,154  $  9,546  $ 18,118  $4,607  $ 8,856  $22,475
                          ========  ========  ========  ======  =======  =======
ACE portion of net
 periodic benefit cost
 included in results of
 operations.............  $  6,154  $  9,546  $ 15,514  $4,607  $ 8,856  $19,553
                          ========  ========  ========  ======  =======  =======

  The special termination benefits and curtailment and settlement gains and losses shown above for 1998 resulted from 1998 Merger-related employee separa-tion programs primarily for ACE and DPL employees. ACE's 1998 results of oper-ations include an $8.3 million charge to the cost of pension benefits and a $7.9 million charge to the cost of other postretirement benefits for the net expense of special termination benefits and curtailment and settlement gains and losses attributed to ACE's employees.

  Conectiv also maintains 401(k) savings plans for covered employees. Conectiv contributes to the plans, in the form of Conectiv stock, at varying levels up to $0.50 for each dollar contributed by employees, up to 6% of employee base pay. The amount expensed for ACE's share of the 401(k) savings plan was $1.0 million in 2000, $1.6 million in 1999, and $1.9 million in 1998.

NOTE 22. COMMITMENTS AND CONTINGENCIES

Commitments

  ACE's capital expenditures for 2001 are estimated to be approximately $65 million.

  See Note 19 to the Consolidated Financial Statements for commitments related to long-term purchased power contracts and Note 20 to the Consolidated Finan-cial Statements for commitments related to leases.

Environmental Matters

  ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a po-tentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Adminis-trative Consent Order with the New Jersey Department of Environmental Protec-tion. ACE is also a defendant in an action to recover costs at a federal superfund site in Gloucester, New Jersey. ACE's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (in-cluding whether they are able to contribute to clean-up costs), and the scien-tific and other complexities involved in resolving clean-up-related issues (including whether ACE or a corporate predecessor is responsible for condi-tions on a particular parcel). There is $1.0 million included in ACE's current liabilities as of December 31, 2000 and 1999, for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

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

  The co-owners of Peach Bottom, Salem, and Hope Creek maintain property in-surance coverage of approximately $1.8 billion for each unit for loss or dam-age to the units, including coverage for decontamination expense and premature decommissioning. In addition, ACE is a member of an industry mutual insurance company (NEIL), which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Under these coverages, ACE is subject to potential retrospective loss experience assessments of up to $1.9 million on an aggregate basis.

  Under changes in NEIL's by-laws effective December 31, 2000, member account balances no longer exist. NEIL members who sell their interests in nuclear electric generating plants after December 31, 2000, may choose either (1) to continue to receive certain policyholders' distributions from NEIL (if, as, and when declared) over a 5-year period or (2) to remain a NEIL member by pur-chasing other insurance products from NEIL and thus remain eligible for poli-cyholders' distributions (if, as, and when declared) for a longer period. If the sale of ACE's ownership interests in nuclear electric generating plants is completed, then ACE will be able to choose one of the two options available to it.

Other

  On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities lo-cated within the City limits by eminent domain. The City has offered approximately $11 million for these assets, including the right to provide electric service in this area. ACE believes that, properly evaluated, the as-sets sought by the City are worth approximately $40 million.

NOTE 23. BUSINESS SEGMENTS

  Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for ACE on a stand-alone basis. However, ACE's principal business is expected to be the transmission and distribution of electricity upon comple-tion of the sale of the electric generating plants of ACE (as discussed in Note 11 to the Consolidated Financial Statements). The transfer of the combus-tion turbines to Conectiv effective July 1, 2000, resulted in electricity transmission and distribution representing a greater proportion of ACE's busi-ness.

NOTE 24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The quarterly data presented below reflect all adjustments necessary in the opinion of management for a fair presentation of the interim results. Quar-terly data normally vary seasonally because of temperature variations, differ-ences between summer and winter rates, and the scheduled downtime and mainte-nance of electric generating units.

                                                  2000
                             ------------------------------------------------
                              First    Second   Third     Fourth
                             Quarter  Quarter  Quarter   Quarter     Total
                             -------- -------- --------  --------  ----------
                                         (Dollars in Thousands)
Operating Revenues.......... $208,886 $236,249 $282,966  $240,282    $968,383
Operating Income............   22,680   36,411   66,123    41,310     166,524
Net Income..................    1,573   14,113   28,155    10,593      54,434
Earnings Applicable to
 Common Stock...............    1,040   13,581   27,621    10,060      52,302

                                                  1999
                             ------------------------------------------------
                              First    Second   Third     Fourth
                             Quarter  Quarter  Quarter   Quarter     Total
                             -------- -------- --------  --------  ----------
                                         (Dollars in Thousands)
Operating Revenues.......... $244,839 $246,143 $351,372  $234,231  $1,076,585
Operating Income............   38,034   35,967   85,300    12,630     171,931
Income (Loss) Before
 Extraordinary Item.........   15,091   14,878   35,953    (1,992)     63,930
Extraordinary Item (1)......       --       --  (17,483)  (40,612)    (58,095)
Net Income/(Loss)...........   15,091   14,878   18,470   (42,604)      5,835
Earnings (Loss) Applicable
 to Common Stock............   14,558   14,345   17,937   (43,137)      3,703

--------
(1) For information concerning the extraordinary item recorded in the third and fourth quarters of 1999, see Note 6 to the Consolidated Financial Statements.

  ACE's operating results for the third quarter of 1999 include special charges for the costs of employee separations, additional costs related to the 1998 Merger, and certain other nonrecurring items which caused operating in-come to decrease $12.3 million and income before extraordinary item, net in-come, and earnings applicable to common stock to decrease $7.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Reference is made to Item 4 of Report on Form 8-K filed March 5, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Directors                Business Experience during Past 5 Years
        ---------                ---------------------------------------
 As of December 31, 2000

 Howard E. Cosgrove, 57.. Elected 1998 as Chairman of the Board and Chief
  Chairman of the Board   Executive Officer of Conectiv and Chairman of the
                          Board of Atlantic City Electric Company. Elected 1992
                          as Chairman of the Board, President and Chief
                          Executive Officer of Delmarva Power & Light Company

 Thomas S. Shaw, 53...... Elected 2000 as President and Chief Operating Officer
  Director                of Conectiv. Elected 1998 as Executive Vice President
                          of Conectiv. Elected 1992 as Senior Vice President of
                          Delmarva Power & Light Company.

 John C. van Roden, 51... Elected 2000 as Senior Vice President and Chief
  Director                Financial Officer of Conectiv and Chief Financial
                          Officer of Atlantic City Electric Company. Elected
                          1998 as Senior Vice President and Chief Financial
                          Officer of Conectiv. Principal, Cook and Belier, Inc.
                          in 1998. Senior Vice President/Chief Financial
                          Officer and Vice President/Treasurer, Lukens, Inc.
                          from 1987 to 1998.

 Barbara S. Graham, 52... Elected 1999 as Senior Vice President of Conectiv.
  Director                Elected 1998 as Senior Vice President and Chief
                          Financial Officer of Conectiv. Elected 1994 as Senior
                          Vice President, Treasurer and Chief Financial Officer of Delmarva Power & Light Company.

Executives

  Information about ACE's executive officers is included under Item 1.

                                     III-1

ITEM 11. EXECUTIVE COMPENSATION

Personnel and Compensation Committee Interlocks and Insider Participation

  The Personnel and Compensation Committee is comprised solely of non-employee directors. There are no Personnel and Compensation Committee interlocks.

Summary Compensation Table

  For the year ended December 31, 2000, the following table shows information regarding the compensation earned during the past year by the President of ACE, during the past three fiscal years for the Chief Financial Officer of ACE, and during the past year for ACE's other three most highly compensated executive officers.

                      Table 1--SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                                                        --------------------------------
                                            Annual Compensation                Awards          Payouts
                                     ---------------------------------- --------------------- ----------
                                                Variable                Restricted Securities
                                              Compensation Other Annual   Stock    Underlying    LTIP       All Other
Name and Principal Position  Year(1)  Salary   (Bonus)(2)  Compensation Awards(3)   Options   Payouts(4) Compensation(5)
---------------------------  ------- -------- ------------ ------------ ---------- ---------- ---------- ---------------
J.M. Rigby, President.....    2000   $182,800   $70,240          0       $12,500     28,500       --         $4,884

J.C. van Roden,
 Chief Financial Officer..    2000   $275,000   $85,400          0       $90,625     34,700       --         $9,810
                              1999   $250,000   $72,500          0            --    170,000       --         $8,342
                              1998   $ 17,686        --          0            --                  --

J.C. Weller, Vice
 President................    2000   $158,794   $34,500          0       $41,000     11,100       --         $4,429

J.M. Castaldi,
 Vice President...........    2000   $126,000   $28,800          0             0      6,800       --         $4,580

J.M. Wathen, Director.....    2000   $120,000   $16,800          0       $20,571      6,500       --         $4,362

--------
(1) Except for J.C. van Roden, this group of executive officers was appointed as of June 2000 and, therefore, only compensation for 2000 is listed. Mr. van Roden joined Conectiv and ACE on November 30, 1998, and the 1998 sal-ary shown is his actual salary. Mr. Howard E. Cosgrove and Mr. Thomas S. Shaw served for the first half of 2000 as officers. Mr. Cosgrove's com-pensation for the past three years is as follows: Salary: 1998--$600,000, 1999--$600,000, 2000--$600,000; Variable Compensation (Bonus): 1998--
     $300,000 of which $150,000 purchased Restricted Stock Units ("RSU's"), 1999--$435,000, of which $217,500 purchased RSU's, 2000--$496,800, of which $248,400 purchased RSU's; Other Annual Compensation: 1998, 1999, 2000--$0; Restricted Stock Awards: 1998--$0, 1999--$187,500, 2000--
     $271,875; Securities Underlying Options: 1998--360,000, 1999--57,000,
     2000--124,000; LTIP Payouts: 1998--$572,134, 1999--$0, 2000--$0; Divi-
     dends deferred on Dividend Equivalent Units ("DEU's"): 1998--$23,100, 1999--$48,263, 2000--$92,400; All other compensation: 1998--$12,329,
     1999--$18,204, 2000--$17,682 (which includes $282, term life insurance premiums paid by Conectiv, $3,000 in Conectiv matching contributions to Conectiv's Savings and Investment Plan and $14,400 in Conectiv matching contributions to Conectiv's Deferred Compensation Plan). Mr. Shaw's com-pensation for the past three years is as follows: Salary: 1998--$325,000, 1999--$325,000, 2000--$354,700; Variable Compensation (Bonus): 1998--
     $156,000, of which $78,000 purchased RSU's, 1999--$240,000, of which
     $120,000 purchasing RSU's, 2000--$245,000, of which $122,500 purchased
     RSU's, Other Annual Compensation for 1998, 1999, 2000--$0; Restricted Stock Awards: 1998--$0, 1999--$291,500, 2000--$150,000; Securities Under-
     lying Options: 1998--170,000, 1999--26,000, 2000--51,900; LTIP Payouts:
     1998--$155,267, 1999--$0, 2000--$0; Dividends deferred on DEU's: 1998--
     $7,700, 1999--$18,975, 2000--$37,367. All other compensation: 1998--
     $9,478, 1999--$8,258, 2000--$10,606 (which includes $156, term life in-
     surance premiums paid by Conectiv, $3,267 in Conectiv matching contribu-tions to Conectiv's Savings and Investment Plan and $7,183 in Conectiv matching contributions to Conectiv's Deferred Compensation Plan).

                                     III-2

(2) The target award is 40% of annualized salary for Mr. Rigby, 45% for Mr. van Roden, 30% for Mr. Weller, 20% for Mr. Castaldi and 20% for Mr. Wathen. For 2000, the dollar value of the bonus reported above has been reduced by the portion of the bonus deferred, as follows: J.M. Rigby ($87,800 bonus with $17,560 purchasing RSU's; J.C. van Roden ($170,800 bonus with $85,400 purchasing RSU's); J.C. Weller ($69,000 bonus with $34,500 purchasing RSU's); J.M. Castaldi ($36,100 bonus with $7,220 pur-chasing RSU's); J.M. Wathen ($33,600 bonus with $16,800 purchasing RSU's). The 1999 bonus reported above for J.C. van Roden has been reduced by the portion of the bonus deferred ($145,000 bonus with $72,500 pur-chasing RSU's).
(3) A mandatory 20% of the bonus (reported in this Table as "Variable Compen-sation") and any additional portion of the bonus that an executive elects to defer (up to an additional 30%) is deferred for at least three years under the Management Stock Purchase Program ("MSPP") and used to purchase RSU's at a 20% discount. The dollar value of RSU's deferred under MSPP in 2000 (inclusive of the discounted portion), based on the fair market value at the award date, was as follows: J.M. Rigby ($12,500 of which $2,500 is the discount); J.C. van Roden ($90,625 of which $18,125 is the discount); J.C. Weller ($41,000 of which $8,200 is the discount), J.M. Wathen ($20,571 of which $4,114 is the discount). J.M. Castaldi was not a member of the plan in 1999. At the end of 2000, the number and value of the aggregate restricted stock holdings (including RSU's, Performance Ac-celerated Restricted Stock ("PARS") and special grants) valued at $20.0625, the closing Conectiv common stock price on December 29, 2000, for the individuals identified in the Summary Compensation Table was as follows; for Mr. Rigby, 4,612 restricted stock holdings valued at $92,528; for Mr. van Roden, 12,217 restricted stock holdings valued at $245,104; for Mr. Weller, 6,174 restricted stock holdings valued at $123,866; for Mr. Wathen 3,671 restricted stock holdings valued at $73,549; for Mr. Castaldi 1,000 restricted stock holdings valued at $20,063.
(4) Dividends on shares of restricted stock and dividend equivalents are ac-crued at the same rate as that paid to all holders of Conectiv common stock. As of December 31, 2000, Mr. Rigby held 3,800 shares of restricted stock and 11,750 DEU's; Mr. van Roden held 7,700 shares of restricted stock (3,000 for 1999 and 4,700 for 2000) and 27,350 DEU's (10,000 for
     1999 and 17,350 for 2000); Mr. Weller held 4,000 shares of restricted stock and 12,350 DEU's; Mr. Castaldi held 1,000 shares of restricted stock and 3,400 DEU's; Mr. Wathen held 4,000 shares of restricted stock and 7,250 DEU'S. Dividends paid on DEU's for 1998 were as follows: Mr. Rigby, $3,480, Mr. Weller, $3,886, Mr. Wathen, $2,320. Dividends paid on DEU's for 1999 were as follows: Mr. Rigby, $7,260, Mr. van Roden, $8,250, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Weller, $8,289, Mr. Wathen, $4,840. Dividends paid on DEU's for 2000 were as follows: Mr. Rigby, $10,340, Mr. van Roden, $20,251, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Weller, $8,289, Mr. Castaldi, $2,992, and Mr. Wathen, $6,380. Holders of re-stricted stock are entitled to receive dividends as, if and when de-clared.
(5) The amount of All Other Compensation for each of the named executive of-ficers for fiscal year 2000 include the following: Mr. Rigby, $4,533 in Conectiv matching contributions to Conectiv's Savings and Investment Plan and $351 in term life insurance premiums paid by Conectiv; for Mr. van Roden, $5,100 in Conectiv matching contributions to Conectiv's Savings and Investment Plan, $3,150 in Conectiv matching contributions to Conectiv's Deferred Compensation Plan and $156 in term life insurance premiums paid by Conectiv; for Mr. Weller, $3,193 in Conectiv matching contributions to Conectiv's Savings and Investment Plan, and $1,236 in term life insurance premiums paid by the Conectiv; for Mr. Castaldi, $3,780 in Conectiv matching contributions to Conectiv's Savings and In-vestment Plan, and $800 in term life insurance premiums paid by the Conectiv; and for Mr. Wathen, $3,525 in Conectiv matching contributions to Conectiv's Savings and Investment Plan and $837 in term life insurance premiums paid by Conectiv.

                                     III-3

            Table 2--Conectiv Option Grants in Last Fiscal Year(1)

                          Number of    % of Total
                         Securities     Options
                         Underlying    Granted to  Exercise            Grant Date
                           Options    Employees in  Price   Expiration  Present
Name                     Granted (#)  Fiscal Year   ($/Sh)     Date     Value(3)
----                     -----------  ------------ -------- ---------- ----------
J.M. Rigby..............   28,500(2)      4.1%     $16.5625   1/3/10    $115,710
J.C. van Roden..........   34,700(2)      5.0%     $16.5625   1/3/10    $140,882
J.C. Weller.............   11,100(2)      1.6%     $16.5625   1/3/10    $ 45,066
J.M. Castaldi...........    6,800(2)      1.0%     $16.5625   1/3/10    $ 27,608
J.M. Wathen.............    6,500(2)      0.9%     $16.5625   1/3/10    $ 26,390

--------
(1) Currently, Conectiv does not grant stock appreciation rights. For Mr. Cosgrove the number of securities underlying options granted in 2000 were 124,000, or 18% of total options granted to employees in 2000; those op-tions granted had an exercise price per share of $16.5625, an expiration date of January 3, 2010, and a grant date present value of $503,440. For Mr. Shaw the number of securities underlying options granted in 2000 were 51,900 or 7.5% of total options granted to employees in 2000, those op-tions granted had an exercise price per share of $16.5625, an expiration date of January 3, 2010 and a grant date present value of $210,714.
(2) Denotes Nonqualified Stock Options. One-half of such Options vest and are exercisable at the end of the second year from date of grant. Second one-half vest and are exercisable at end of the third year from the date of grant.
(3) Determined using the Black-Scholes model, incorporating the following ma-terial assumptions and adjustments: (a) exercise price of $16.5625, equal to the Fair Market Value as of date of grant (b) an option term of ten years (c) risk-free rate of return of 5.00% (d) volatility of 20.00% and
     (e) dividend yield of 4.75%.

 Table 3--Aggregated Conectiv Option Exercises in Last Fiscal Year and FY-End
                               Option Values(1)

                                                       Number of Securities      Value of Unexercised
                           Shares                     Underlying Unexercised         in-the-Money
                          Acquired        Value        Options at FY-End(3)      Options at FY-End(2)
Name                     On Exercise Realized ($)(2) Exercisable/Unexercisable Exercisable/Unexercisable
----                     ----------- --------------- ------------------------- -------------------------
J.M. Rigby..............       0             0             3,000/37,500               $ 0/99,750
J.C. van Roden..........       0             0                0/204,700               $0/121,450
J.C. Weller.............       0             0             3,500/36,300               $ 0/38,500
J.M. Castaldi...........       0             0                  0/6,800               $ 0/23,800
J.M. Wathen.............       0             0             2,635/12,500               $ 0/22,750

--------
(1) Neither Mr. Cosgrove nor Mr. Shaw exercised any options during 2000. Mr. Cosgrove has 35,900 options that are exercisable and 511,000 options unexercisable. 124,000 out of the 511,000 unexercisable options are in the money. The value of unexercised in the money options at fiscal year-end exercisable/unexercisable is $0/$434,000. Mr. Shaw has 10,000 options that are exercisable and 237,900 options unexercisable. 51,900 out of 237,900 unexercisable options are in the money. The values of unexercised in the money options at fiscal year-end exercisable/unexercisable are $0/$181,650.
(2) The closing price for Conectiv's common stock as reported by the New York Stock Exchange on December 29, 2000 was $20.0625. Any value in the op-tions is based on the difference between the exercise price of the op-tions and the value at the time of the exercise (e.g., $20.0625 as of the close of business on December 29, 2000), which difference is multiplied by the number of options exercised.
(3) 28,500 out of 37,500 of Mr. Rigby's unexercisable options are in the mon-ey. 34,700 out of 204,700 of Mr. van Roden's unexercisable options are in the money. 11,000 out of 36,300 of Mr. Weller's unexercisable options are in the money. All of Mr. Castaldi's 6,800 unexercisable options are in the money. 6,500 out of 12,500 of Mr. Wathen's unexercisable options are in the money. Unless vesting is accelerated under the terms of Conectiv's Long-Term Incentiv Plan ("LTIP"), none of the remaining options may be exercised earlier than two years from date of grant for regular, non-per-formance based options and nine and one half years from date of grant for performance based options (subject to accelerated vesting for favorable stock price performance).

                                     III-4

  Table 4--Conectiv Long-Term Incentive Plans--Awards in Last Fiscal Year(1)

                                      Number of Restricted    Performance Period
                                         Shares/Dividend       Until Maturation
      Name                            Equivalent Units (#)       Or Payout(2)
      ----                          ------------------------- ------------------
      J.M. Rigby...................  1,400 shares/5,100 units       1/3/07
      J.C. van Roden............... 4,700 shares/17,350 units       1/3/07
      J.C. Weller..................  1,300 shares/4,900 units       1/3/07
      J.M. Castaldi................    800 shares/3,000 units       1/3/07
      J.M. Wathen..................    800 shares/2,900 units       1/3/07

--------
(1) Mr. Cosgrove was granted 16,600 shares of PARS and 62,000 DEU's in 2000, with a performance period ending January 3, 2007, and with the same terms and conditions described below in note 2. Mr. Shaw was granted 7,000 shares of PARS and 25,950 DEU's in 2000, with a performance period ending January 3, 2007, and with the same terms and conditions described below in note 2.
(2) Awards of PARS and DEU's were made to all of the named executive offi-cers. The payout of shares of PARS may potentially be "performance accel-erated." Restrictions may lapse any time after 3 years (i.e., after Janu-ary 3, 2003) upon achievement of favorable stock price performance goals. In the absence of such favorable performance or accelerated vesting under the terms of Conectiv's LTIP, restrictions lapse after 7 years (i.e., January 3, 2007) provided that at least a defined level of average, total return to stockholders is achieved. As of December 31, 2000, Mr. Cosgrove's 16,600 PARS were valued at $333,038, Mr. Shaw's 7,000 PARS were valued at $140,438, Mr. Rigby's 1,400 PARS were valued at $28,088, Mr. van Roden's 4,700 PARS were valued at $94,294; Mr. Weller's 1,300 PARS were valued at $26,081, Mr. Wathen's and Mr. Castaldi's 800 PARS were valued at $16,050. These values are based on the December 29, 2000 closing Conectiv common stock price of $20.0625. For DEU's, one DEU is equal in value to the regular quarterly dividend paid on one share of Conectiv common stock. The DEU's shown are payable in cash for four quar-ters over a one-year period ending with the quarterly dividend equivalent payable January 31, 2001. At that time, the 2000 DEU award lapses.

Pension Plan

  The Conectiv Retirement Plan includes the Cash Balance Pension Plan and cer-tain "grandfathering" provisions relating to the Delmarva Retirement Plan and the Atlantic Retirement Plan that apply to employees who had attained either 20 years of service or age 50 on the effective date of the Cash Balance Pen-sion Plan (January 1, 1999). Certain executives whose benefits from the Conectiv Retirement Plan are limited by the application of federal tax laws also receive benefits from the Supplemental Executive Retirement Plan.

Cash Balance Pension Plan

  The named executive officers participate in the Conectiv Retirement Plan and earn benefits that generally become vested after five years of service. Annu-ally, a record-keeping account in a participant's name is credited with an amount equal to a percentage of the participant's total pay, including base pay, overtime and bonuses, depending on the participant's age at the end of the plan year, as follows:

      Age at end of Plan Year                                          % of Pay
      -----------------------                                          --------
      Under 30........................................................     5
      30 to 34........................................................     6
      35 to 39........................................................     7
      40 to 44........................................................     8
      45 to 49........................................................     9
      50 and over.....................................................    10

                                     III-5

  These accounts also receive interest credits based on average U.S. Treasury Bill rates for the year. In addition, certain annuity benefits earned by par-ticipants under the former Delmarva and Atlantic Energy Retirement Plans are fully protected as of December 31, 1998, and were converted to an equivalent cash amount and included in each participant's initial cash balance account. When a participant terminates employment, the amount credited to his or her account is converted into an annuity or paid in a lump sum.

Supplemental Retirement Benefits

  Under federal tax laws and regulations, benefits payable under the Conectiv Retirement Plan are limited. Supplemental retirement benefits are provided to employees to whom these limitations apply (including executive officers), so that they receive the retirement benefits for which they would be eligible in the absence of these limitations.

Estimated Retirement Benefits Payable to Named Executive Officers

  The following table shows the estimated retirement benefits, including sup-plemental retirement benefits under the plans applicable to the named execu-tives, that would be payable if he or she were to retire at normal retirement age (65), expressed in the form of a lump sum payment. Years of service cred-ited to each named executive officer as of his or her normal retirement date are as follows: Mr. Rigby--43, Mr. van Roden--15, Mr. Weller--21, Mr. Castaldi--42, and Mr. Wathen--27.

      Name                                 Year of 65th Birthday Lump Sum Value
      ----                                 --------------------- --------------
      J.M. Rigby..........................         2021            $1,090,000(1)
      J.C. van Roden......................         2014            $  522,000(1)
      J.C. Weller.........................         2014            $  454,000(1)
      J.M. Castaldi.......................         2012            $1,080,000(1)
      J.M. Wathen.........................         2020            $  599,000(1)

--------
(1) Amounts include (i) interest credits for cash balances projected to be 5.80% per annum on annual salary credits and prior service balances, if any, and (ii) accrued benefits as of December 31, 2000, under retirement plans then applicable to the named executive officer. Benefits are not subject to any offset for Social Security payments or other offset amounts and assume no future increases in base pay or total pay.

  Under the Conectiv Retirement Plan's grandfathering provisions, employees who participated in the Delmarva or Atlantic Retirement Plans and who met cer-tain age and service requirements as of January 1, 1999, will have retirement benefits for all years of service up to the earlier of December 31, 2008 or retirement calculated according to their original benefit formula. This bene-fit will be compared to the cash balance account and the employee will receive whichever is greater. For years after December 31, 2008, all participants' benefits will be calculated under the cash balance plan. Current actuarial es-timates and assumptions indicate that all five of the above executives will receive retirement benefits based on the Cash Balance Pension Plan.

Change in Control Severance Agreements and Other Provisions Relating to Possible Change Control

  For the executive officers of ACE, Conectiv has entered into change in con-trol severance agreements with Messrs. Rigby and van Roden. The agreements are intended to encourage the continued dedication of Conectiv's senior management team. The agreements provide potential benefits for these executives upon ac-tual or constructive termination of employment (other than for cause) follow-ing a change in control of Conectiv, as defined in the agreements. Each af-fected executive would receive a severance payment equal to three times base salary and bonus, medical, dental, vision, group life and disability benefits for three years after termination of employment, and a cash payment equal to the actuarial equivalent of accrued pension credits equal to 36 months of ad-ditional service.

                                     III-6

  In the event of a change in control, the Variable Compensation Plan provides that outstanding options become exercisable in full immediately, all condi-tions to the vesting of PARS are deemed satisfied and shares will be fully vested and nonforfeitable, DEU's will become fully vested and be immediately payable, variable compensation deferred under the Management Stock Purchase Program will be immediately distributed, and payment of variable compensation, if any, for the current year will be decided by the Personnel and Compensation Committee. For the Deferred Compensation Plan, this Committee may decide to distribute all deferrals in cash immediately or continue the deferral elec-tions of participants, in which case Conectiv will fully fund a "springing rabbi trust" to satisfy the obligations. An independent institutional trustee will maintain any trust established by reason of this provision.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  All shares of ACE's common stock are owned by Conectiv, ACE's parent company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None


                                     III-7

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

1. Financial Statements

  The following financial statements are contained in Item 8 of Part II.

                                                                        Page No.
                                                                        --------
Report of Independent Accountant, PricewaterhouseCoopers LLP..........   II-15
Consolidated Statements of Income for the years ended December 31,
 2000, 1999, and 1998.................................................   II-16
Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999, and 1998.................................................   II-17
Consolidated Balance Sheets as of December 31, 2000 and 1999..........   II-18
Consolidated Statements of Changes in Common Stockholder's Equity for
 the years ended December 31, 2000, 1999, and 1998....................   II-20
Notes to Consolidated Financial Statements............................   II-21

2. Financial Statement Schedules

  Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2000, is presented below. No other financial statement schedules have been filed since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or the notes thereto.

                Schedule II--Valuation and Qualifying Accounts
                   Years Ended December 31, 2000, 1999, 1998

                            (Dollars in thousands)

                          Column B          Column C           Column D   Column E
                         ---------- ------------------------- ---------- ----------
                                            Additions
                                    -------------------------
                         Balance at Charged to                           Balance at
                         beginning   cost and    Charged to                end of
      Description        of period   expenses  other accounts Deductions   period
      -----------        ---------- ---------- -------------- ---------- ----------
2000
Allowance for doubtful
 accounts...............   $3,500     $4,248         --        $3,325(a)   $4,423
1999
Allowance for doubtful
 accounts...............    3,500      5,590         --         5,590(a)    3,500
1998
Allowance for doubtful
 accounts...............    3,500      5,003         --         5,003(a)    3,500

--------
(a)  Accounts receivable written-off.

3. Exhibits

 Exhibit
 Number
 -------
 2       Amended and Restated Agreement and Plan of Merger, dated as of
         December 26, 1996, between DPL, Atlantic Energy, Inc., Conectiv, Inc.
         and DS Sub, Inc. (Filed with Registration Statement No. 333-18843)

 3-A     Certificate of Merger of Atlantic Energy, Inc. with and into Conectiv,
         Inc. filed with Delaware Secretary of State, effective as of March 1, 1998 (Filed with 1998 Form 10-K, file no. 1-3559)

 3-B     Certificate of Merger of Atlantic Energy, Inc. with and into Conectiv,
         Inc. filed with New Jersey Department of State, effective as of March
         1, 1998 (Filed with 1998 Form 10-K, file no. 1-3559)

 3-C Certificate to change name from Conectiv, Inc. to Conectiv filed with the Delaware Secretary of State pursuant to Section 102(a) of the Delaware General Corporation Law (Filed with 1998 Form 10-K, file no.
         1-3559)

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

 4-D Amended and Restated Trust Agreement, dated as of October 1, 1996, by and among Atlantic City Electric Company, as Depositor, The Bank of
         New York, as Property Trustee, The Bank of New York (Delaware) as
         Delaware Trustee and the Administrative Trustees Named Therein, (File
         No. 1-9760, Form 10-K for year ended December 31, 1996--Exhibit No.
         4f(7))

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

 Exhibit
 Number
 -------
  4-H    Junior Subordinated Indenture, dated as of October 1, 1998, by and between Atlantic City Electric Company and The Bank of New York, as
         Trustee (Filed with 1998 Form 10-K, file no. 1-3559)

  4-I Guarantee Agreement, dated as of October 1, 1998, by and between Atlantic City Electric Company as Guarantor, and The Bank of New York as Guarantee Trustee (Filed with 1998 Form 10-K, file no. 1-3559)

 10-A    Termination Agreement dated August 14, 1997 between Atlantic Energy,
         Inc. and Michael J. Chesser. (Filed with 1997 Form 10-K, file No. 1-
         3559)

 10-B    Purchase And Sale Agreement By And Between Atlantic City Electric
         Company and NRG Energy Inc. (wholly owned electric generating plants)(filed herewith).

 10-C    Purchase And Sale Agreement By And Between Atlantic City Electric
         Company and NRG Energy Inc. (jointly owned electric generating plants)(filed herewith).

 12-A    Ratio of earnings to fixed charges, filed herewith

 12-B Ratio of earnings to fixed charges and preferred dividends, filed herewith

 99 Pro Forma Financial Statements--Generation Asset Sale and Transfer, filed herewith.

  (b) Reports on Form 8-K

  The following Reports on Form 8-K were filed in the fourth quarter of 2000:

  On October 20, 2000, ACE filed a Current Report on Form 8-K dated October 3, 2000, reporting on Item 5, Other Events.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2001.

                                          Atlantic City Electric Company
                                          (Registrant)

                                                 /s/ John C. van Roden
                                          By: _________________________________
                                                    (John C. van Roden,
                                                  Chief Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities indicated, on April 2, 2001.

              Signature                                       Title
              ---------                                       -----

      /s/ Howard E. Cosgrove                        Chairman of the Board
______________________________________
         (Howard E. Cosgrove)

       /s/ Joseph M. Rigby                          President
______________________________________
          (Joseph M. Rigby)

      /s/ John C. van Roden                         Director and Chief
______________________________________               Financial Officer
         (John C. van Roden)

        /s/ James P. Lavin                          Controller and Chief
______________________________________               Accounting Officer
           (James P. Lavin)

        /s/ Thomas S. Shaw                          Director
______________________________________
           (Thomas S. Shaw)

      /s/ Barbara S. Graham                         Director
______________________________________
         (Barbara S. Graham)

                                 EXHIBIT INDEX


Exhibit No.     Description
-----------     ---------------------------------------------------------

  10-B Purchase And Sale Agreement By And Between Atlantic City Electric Company and NRG Energy Inc. (wholly owned electric generating plants).

  10-C Purchase And Sale Agreement By And Between Atlantic City Electric Company and NRG Energy Inc. (jointly owned electric generating plants).

  12-A          Ratio of Earnings to Fixed Charges

  12-B          Ratio of Earnings to Fixed Charges and Preferred Dividends

   99           Pro Forma Financial Statements--Generation Asset Sale and
                 Transfer