Form 10-Q
period 2001-03-31
ATLANTIC CITY ELECTRIC CO
filed 2001-05-14
CIK 8192

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001
                                      --------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number  1-3559

                        Atlantic City Electric Company
                        ------------------------------
            (Exact name of registrant as specified in its charter)


      New Jersey                                                 21-0398280
     ------------                                               ------------
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware            19899
-----------------------------------------------------      ------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         302-429-3018
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

                               Table of Contents
                               -----------------


                                                            Page
                                                            ----
Part I.    Financial Information:

Item 1.  Financial Statements

         Consolidated Statements of Income for the three months
         ended March 31, 2001, and March 31, 2000..................     1

         Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000.........................................   2-3

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001, and March 31, 2000..................     4

         Notes to Consolidated Financial Statements................   5-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................  9-12

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk...............................................    12

Part II.   Other Information

Item 1.  Legal Proceedings.........................................    13

Item 6.  Exhibits and Reports on Form 8-K..........................    13

Signature..........................................................    14


                        Part 1.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements


                        ATLANTIC CITY ELECTRIC COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                       ---------------------------
                                                           2001          2000
                                                       -------------  ------------
OPERATING REVENUES                                      $ 230,538      $208,886
                                                       -------------  ------------

OPERATING EXPENSES
 Electric fuel and purchased energy and capacity          110,410        89,955
 Operation and maintenance                                 56,629        61,042
 Depreciation and amortization                             21,836        25,695
 Taxes other than income taxes                              9,261         9,514
                                                       -------------  ------------
                                                          198,136       186,206
                                                       -------------  ------------
OPERATING INCOME                                           32,402        22,680
                                                       -------------  ------------

OTHER INCOME                                                3,662         1,622
                                                       -------------  ------------

INTEREST EXPENSE
 Interest charges                                          17,805        19,866
 Allowance for borrowed funds used during
  construction and capitalized interest                      (125)         (176)
                                                       -------------  ------------
                                                           17,680        19,690
                                                       -------------  ------------

PREFERRED DIVIDEND REQUIREMENTS ON
 PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                  1,905         1,905
                                                       -------------  ------------

INCOME BEFORE INCOME TAXES                                 16,479         2,707

INCOME TAXES                                                7,203         1,134
                                                       -------------  ------------

NET INCOME                                                  9,276         1,573

DIVIDENDS ON PREFERRED STOCK                                  533           533
                                                       -------------  ------------

EARNINGS APPLICABLE TO COMMON STOCK                     $   8,743      $  1,040
                                                       =============  ============


         See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                        March 31,                 December 31,
                                                          2001                        2000
                                                    ---------------             ---------------
ASSETS

Current Assets
 Cash and cash equivalents                                  $11,769                      $8,117
 Accounts receivable, net of allowances
  of $5,789 and $4,423, respectively                        140,291                     140,785
 Investment in Conectiv money pool                          147,785                     147,954
 Inventories, at average cost
  Fuel (coal and oil)                                        14,824                       6,818
  Materials and supplies                                      6,916                       6,786
 Deferred income taxes, net                                  13,955                      15,750
 Other prepayments                                              935                       1,738
                                                    ---------------             ---------------
                                                            336,475                     327,948
                                                    ---------------             ---------------

Investments                                                 115,666                     112,501
                                                    ---------------             ---------------

Property, Plant and Equipment
 Electric generation                                        142,243                     142,243
 Electric transmission and distribution                   1,261,364                   1,255,184
 Other electric facilities                                  120,025                     119,782
 Other property, plant, and equipment                         5,772                       5,772
                                                    ---------------             ---------------
                                                          1,529,404                   1,522,981
 Less: Accumulated depreciation                             653,445                     640,103
                                                    ---------------             ---------------
 Net plant in service                                       875,959                     882,878
 Construction work-in-progress                               53,443                      50,247
 Leased nuclear fuel, at amortized cost                      25,129                      28,352
                                                    ---------------             ---------------
                                                            954,531                     961,477
                                                    ---------------             ---------------

Deferred Charges and Other Assets
 Recoverable stranded costs                                 951,968                     958,883
 Unrecovered purchased power costs                           13,988                      14,487
 Deferred recoverable income taxes                           12,006                      13,978
 Unrecovered New Jersey state excise taxes                    7,163                      10,360
 Deferred debt refinancing costs                             12,167                      12,409
 Deferred other postretirement benefit costs                 29,356                      29,981
 Unamortized debt expense                                    12,852                      12,842
 Other                                                       32,272                      26,516
                                                    ---------------             ---------------
                                                          1,071,772                   1,079,456
                                                    ---------------             ---------------

Total Assets                                            $ 2,478,444                 $ 2,481,382
                                                    ===============             ===============

         See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                               March 31,      December 31,
                                                                  2001            2000
                                                             ---------------  --------------
CAPITALIZATION AND LIABILITIES

Current Liabilities
 Long-term debt due within one year                          $   97,200       $   97,200
 Variable rate demand bonds                                      22,600           22,600
 Accounts payable                                                58,696           50,744
 Taxes accrued                                                   18,302           10,243
 Interest accrued                                                12,579           18,193
 Dividends payable                                               17,871           17,871
 Current capital lease obligation                                15,480           15,480
 Deferred energy supply costs                                    30,480           34,650
 Above-market purchased energy contracts
  and other electric restructuring liabilities                    7,368            7,586
 Other                                                           37,758           30,268
                                                             ---------------  --------------
                                                                318,334          304,835
                                                             ---------------  --------------

Deferred Credits and Other Liabilities
 Deferred income taxes, net                                     401,594          405,385
 Regulatory liability for New Jersey income tax benefit          49,262           49,262
 Above-market purchased energy contracts
  and other electric restructuring liabilities                   16,799           16,744
 Deferred investment tax credits                                 35,223           35,851
 Long-term capital lease obligation                               9,649           12,872
 Pension benefit obligation                                      27,597           26,948
 Other postretirement benefit obligation                         35,802           37,614
 Other                                                           29,290           28,918
                                                             ---------------  --------------
                                                                605,216          613,594
                                                             ---------------  --------------

Capitalization
 Common stock, $3 par value; shares authorized:
  25,000,000; shares outstanding: 18,320,937                     54,963           54,963
 Additional paid-in capital                                     410,194          410,194
 Retained earnings                                              106,878          114,962
                                                             ---------------  --------------
  Total common stockholder's equity                             572,035          580,119
 Preferred stock not subject to mandatory redemption              6,231            6,231
 Preferred stock subject to mandatory redemption                 23,950           23,950
 Preferred securities of subsidiary trusts subject to
  mandatory redemption                                           95,000           95,000
 Long-term debt                                                 857,678          857,653
                                                             ---------------  --------------
                                                              1,554,894        1,562,953
                                                             ---------------  --------------

 Commitments and Contingencies (Note 6)
                                                             ---------------  --------------

Total Capitalization and Liabilities                         $2,478,444       $2,481,382
                                                             ===============  ==============

         See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                    ------------------------------------
                                                                        2001                    2000
                                                                    ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                             $9,276                  $1,573
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                                        25,640                  29,071
   Investment tax credit adjustments, net                                 (628)                   (633)
   Deferred income taxes, net                                              (24)                 (5,556)
   Deferred energy supply costs                                         (4,170)                  7,303
   Net change in:
    Accounts receivable                                                    494                  12,150
    Inventories                                                         (8,136)                  5,178
    Prepaid New Jersey sales & excise taxes                             10,716                   2,287
    Accounts payable                                                     7,952                 (13,594)
    Taxes accrued                                                        8,059                  68,731
    Other current assets and liabilities (1)                            (8,037)                    832
   Other, net                                                           (2,266)                    855
                                                                    ------------            ------------
 Net cash provided by operating activities                              38,876                 108,197
                                                                    ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in investment in Conectiv money pool                             169                   3,869
 Capital expenditures                                                  (12,592)                (11,882)
 Deposits to nuclear decommissioning trust funds                          (825)                      -
 Other, net                                                             (1,376)                   (108)
                                                                    ------------            ------------
 Net cash used by investing activities                                 (14,624)                 (8,121)
                                                                    ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Common dividends paid                                                 (16,827)                (16,827)
 Preferred dividends paid                                                 (533)                   (497)
 Long-term debt redeemed                                                     -                 (46,000)
 Principal portion of capital lease payments                            (3,240)                 (3,376)
 Net change in short-term debt                                               -                 (30,000)
                                                                    ------------            ------------
 Net cash used by financing activities                                 (20,600)                (96,700)
                                                                    ------------            ------------
 Net change in cash and cash equivalents                                 3,652                   3,376
 Cash and cash equivalents at beginning of period                        8,117                   7,924
                                                                    ------------            ------------
 Cash and cash equivalents at end of period                            $11,769                 $11,300
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

         See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)


Note 1.  Financial Statement Presentation
-------  --------------------------------

The consolidated condensed interim financial statements contained herein include the accounts of Atlantic City Electric Company (ACE) and its wholly owned subsidiaries and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures that would substantially duplicate the disclosures in ACE's 2000 Annual Report on Form 10-K have been omitted. Accordingly, ACE's consolidated condensed interim financial statements contained herein should be read in conjunction with ACE's 2000 Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q for additional relevant information.


Note 2.  Accounting For Derivative Instruments And Hedging Activities
-------  ------------------------------------------------------------

ACE implemented the provisions of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholder's equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

ACE's financial statements were not affected by the initial adoption of SFAS No. 133, effective January 1, 2001, because ACE did not hold derivative instruments as of December 31, 2000. Also, ACE did not hold derivative instruments during the first quarter of 2001.


Note 3.  Agreements for the Sale of Electric Generating Plants
-------  -----------------------------------------------------

For information concerning agreements for the sale of electric generating plants, see Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K. There is no significant new information to report concerning this matter.

On April 11, 2001, ACE entered into a purchased power agreement with an affiliate of NRG Energy, Inc. (NRG), the party with which ACE has an agreement for the sale of certain of its fossil fuel-fired electric generating plants.
The purchased power agreement provides for ACE to begin purchasing 400 megawatts of capacity and energy over a period that begins when the sale of certain of ACE's electric generating plants to NRG is completed and ends on August 31, 2002.

Note 4.  Regulatory Matters
-------  ------------------

An update to the information previously reported in Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K is presented below.

New Jersey Electric Utility Industry Restructuring

As previously disclosed, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time.

The Final Decision and Order of the NJBPU, dated March 30, 2001, for ACE was publicly posted on the NJBPU's website in mid-May 2001. The Final Decision and Order supersedes a Summary Order issued on July 15, 1999, which was the subject of a Form 8-K filing made by ACE and Conectiv on July 15, 1999. The Final Decision and Order and the 1999 Summary Order were issued in conjunction with a June 9, 1999 settlement in the NJBPU's restructuring proceeding relating to ACE's stranded costs, unbundled rates, and other provisions relevant to establishing competitive retail electric supply markets within ACE's franchised service area in southern New Jersey.

After an initial review, management believes that the substantive provisions of the Final Decision and Order largely track the substantive provisions of the Summary Order filed with and discussed in ACE's and Conectiv's July 15, 1999 Form 8-K filings. Differences between the Summary Order and the Final Decision and Order that have been identified, in management's view, are not material and include: 1) establishing August 1, 2002, as the date for submission of a filing regarding the level of all unbundled rate components proposed to be applicable on and after August 1, 2003; 2) with respect to deferred costs to be recovered in future rates, establishing an interest rate to be applied to the deferred balances that is tied to 7-year Treasury constant maturities rather than tied to intermediate-term maturities actually issued by ACE or Conectiv; 3) finding that such deferred balances and interest are recoverable over a "reasonable period of time" to be determined by the NJBPU rather than the four-year period explicitly set forth in the Summary Order; and 4) striking a provision in the settlement that identified a statutory right for ACE to make an early filing for rate modifications under certain specified conditions.


Note 5.  Income Taxes
-------  ------------

For the three months ended March 31, 2001, the amount computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled in the table below to income tax expense.


                                                 Three Months Ended
                                                   March 31, 2001
                                              ------------------------
                                                 Amount        Rate
                                              ------------  ----------
                                               (Dollars in Thousands)
Statutory federal income tax expense               $5,768          35%
State income taxes, net of federal benefit          1,294           8
Plant basis differences                               704           5
Amortization of investment tax credits               (628)         (4)
Other, net                                             65
                                                   ------      ------
Income tax expense                                 $7,203          44%
                                                   ======      ======

Note 6.  Contingencies
-------  --------------

Environmental Matters

ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection. ACE is also a defendant in an action to recover costs at a federal superfund site in Gloucester County, New Jersey. ACE's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean-up related issues (including whether ACE or a corporate predecessor is responsible for conditions on a particular parcel). There is $1.0 million included in ACE's current liabilities as of March 31, 2001 and December 31, 2000 for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

Nuclear Insurance

In conjunction with the ownership interests of ACE in Peach Bottom Atomic Power Station (Peach Bottom), Salem Nuclear Generating Station (Salem), and Hope Creek Nuclear Generating Station (Hope Creek), ACE could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), ACE could be assessed up to $30.7 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

The co-owners of Peach Bottom, Salem, and Hope Creek maintain property insurance coverage of approximately $1.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. An industry mutual insurance company (NEIL) provides replacement power cost coverage to members in the event of a major accidental outage at a nuclear power plant. Under these coverages, ACE is subject to potential retrospective loss experience assessments of up to $1.9 million on an aggregate basis.

Under changes in NEIL's by-laws effective December 31, 2000, member account balances no longer exist. NEIL members who sell their interests in nuclear electric generating plants after December 31, 2000, may choose either (1) to continue to receive certain policyholders' distributions from NEIL (if, as, and when declared) over a 5-year period or (2) to remain a NEIL member by purchasing other insurance products from NEIL and thus remain eligible for policyholders' distributions (if, as, and when declared) for a longer period. If the sale of ACE's ownership interests in nuclear electric generating plants is completed, then ACE will be able to choose one of the two options available to it under NEIL's by-laws.

Other

On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. The City has offered approximately $11 million for these assets, including the right to provide electric service in this area. ACE believes that, properly evaluated, the assets sought by the City are worth approximately $40 million. Management cannot predict the outcome of this matter.


Note 7.  Supplemental Cash Flow Information
-------  ----------------------------------

                                        Three Months Ended
                                             March 31,
                                        ------------------
                                           2001      2000
                                           ----      ----
                                       (Dollars in thousands)
Cash paid (received) for:
  Interest, net of amounts capitalized  $22,636  $ 23,527
  Income taxes, net of refunds               --  $(61,444)

As shown above, ACE received a $61.4 million income tax refund during the three months ended March 31, 2000. The income tax refund was related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown). For additional information concerning the contract termination, see Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K.


Note 8.  Business Segments
-------  -----------------

Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for ACE on a stand-alone basis. However, ACE's principal business is expected to be the transmission and distribution of electricity upon completion of the sale of the electric generating plants of ACE (as discussed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K). The transfer of the combustion turbines to Conectiv effective July 1, 2000, resulted in electricity transmission and distribution representing a greater proportion of ACE's business.


Note 9.  Subsequent Event, Mandatory Redemption Of Preferred Stock
-------  ---------------------------------------------------------

On May 1, 2001, ACE redeemed 115,000 shares of its $7.80 annual dividend rate preferred stock, which has mandatory redemption provisions, at the $100 per share stated value or $11.5 million in total.

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

Earnings Results Summary
-------------------------

Earnings applicable to common stock were $8.7 million for the first quarter of 2001, compared to $1.0 million for the first quarter of 2000. The $7.7 million earnings increase was mainly due to higher volumes of regulated electricity sales and deliveries, reflecting the effect of colder winter weather on electricity usage by customers with electric heating systems. Although ACE experienced higher average energy costs in serving its Basic Generation Service
(BGS) customers, additional revenues were recognized based on the regulated cost-based, rate-recovery mechanism that exists for BGS, as discussed in Notes 1 and 7 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K. The earnings increase for the first quarter of 2001 also reflects higher investment income and lower expenses, including operating and maintenance costs, depreciation and amortization expenses, and interest expense. The variances that positively affected earnings were partly offset by a negative earnings variance attributed to the transfer of the combustion turbine electric generating units to Conectiv on July 1, 2000.

New Jersey Electric Utility Industry Restructuring
--------------------------------------------------

As previously disclosed, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time.

The Final Decision and Order of the NJBPU, dated March 30, 2001, for ACE was publicly posted on the NJBPU's website in mid-May 2001. The Final Decision and Order supersedes a Summary Order issued on July 15, 1999, which was the subject of a Form 8-K filing made by ACE and Conectiv on July 15, 1999. The Final Decision and Order and the 1999 Summary Order were issued in conjunction with a June 9, 1999 settlement in the NJBPU's restructuring proceeding relating to ACE's stranded costs, unbundled rates, and other provisions relevant to establishing competitive retail electric supply markets within ACE's franchised service area in southern New Jersey.

After an initial review, management believes that the substantive provisions of the Final Decision and Order largely track the substantive provisions of the Summary Order filed with and discussed in ACE's and Conectiv's July 15, 1999 Form 8-K filings. Differences between the Summary Order and the Final Decision and Order that have been identified, in management's view, are not material and include: 1) establishing August 1, 2002, as the date for submission of a filing regarding the level of all unbundled rate components proposed to be applicable on and after August 1, 2003; 2) with respect to deferred costs to be recovered in future rates, establishing an interest rate to be applied to the deferred balances that is tied to 7-year Treasury constant maturities rather than tied to intermediate-term maturities actually issued by ACE or Conectiv; 3) finding that such deferred balances and interest are recoverable over a "reasonable period of time" to be determined by the NJBPU rather than the four-year period explicitly set forth in the Summary Order; and 4) striking a provision in the settlement that identified a statutory right for ACE to make an early filing for rate modifications under certain specified conditions.


Operating Revenues
------------------

                                 Three Months Ended
                                      March  31,
                                 ------------------
                                     2001    2000
                                   ------  ------
                               (Dollars in millions)
Regulated electric revenues        $225.3  $196.8
Non-regulated electric revenues       3.5     9.1
Other revenues                        1.7     3.0
                                   ------  ------
Total operating revenues           $230.5  $208.9
                                   ======  ======

The table above shows the amounts of electric revenues earned that are subject to price regulation (Regulated) and that are not subject to price regulation (Non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and BGS.

"Regulated electric revenues" increased by $28.5 million, to $225.3 million for the first quarter of 2001, from $196.8 million for the first quarter of 2000. The increase was primarily due to increased interchange sales, higher sales to electric space-heating customers due to colder winter weather, and additional revenues recognized under the regulated cost-based, rate-recovery mechanism that exists for BGS.

"Non-regulated electric revenues" decreased by approximately $5.6 million mainly due to the transfer of the combustion turbine electric generating units to Conectiv on July 1, 2000.

Operating Expenses
-------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" increased $20.5 million for the first quarter of 2001 mainly due to increased volume of electricity purchased at a higher average cost.

On April 11, 2001, ACE entered into a purchased power agreement with an affiliate of NRG Energy, Inc. (NRG), the party with which ACE has an agreement for the sale of certain of its fossil fuel-fired electric generating plants.
The purchased power agreement provides for ACE to begin purchasing 400 megawatts of capacity and energy over a period that begins when the sale of certain of ACE's electric generating plants to NRG is completed and ends on August 31, 2002.

Operation and Maintenance Expenses

Operation and maintenance expenses decreased $4.4 million for the first quarter of 2001 mainly due to lower expenses associated with ACE's interests in jointly-owned nuclear electric generating units.

Depreciation and amortization

Depreciation and amortization expenses decreased $3.9 million for the first quarter of 2001 mainly due to expiration of the amortization of a regulatory asset for purchased capacity costs.

Other Income
------------

Other income increased $2.0 million in the first quarter of 2001 primarily due to a higher average investment balance in Conectiv's money pool.

Interest Expense
----------------

Interest expense, net of amounts capitalized, decreased $2.0 million for the first quarter of 2001 mainly due to the redemption of $46.0 million of Medium Term Notes in January 2000, lower amortization of debt issuance and refinancing expenses, and less interest expense attributed to ACE's regulatory liability for deferred energy supply costs.

Income Taxes
------------

Income taxes increased $6.1 million for the first quarter of 2001 mainly due to higher income before income taxes.

Liquidity and Capital Resources
--------------------------------

Due to $38.9 million of cash provided by operating activities, $14.6 million of cash used by investing activities, and $20.6 million of cash used by financing activities, cash and cash equivalents increased by $3.7 million during first quarter of 2001.

Net cash provided by operating activities decreased by $69.3 million to $38.9 million for the first quarter of 2001, from $108.2 million for the first quarter of 2000. The decrease was primarily due to income tax refunds received in the first quarter of 2000 related to the tax benefit associated with the December 1999 payment to terminate the Pedricktown purchased power contract.

ACE's $12.6 million of capital expenditures during the first quarter of 2001 were primarily for the electric transmission and distribution systems of ACE.

Cash flows from financing activities for the first quarter of 2001 consisted of $16.8 million of dividends on common stock paid to Conectiv, $0.5 million of dividends paid to preferred stockholders, and $3.2 million of capital lease principal payments.

ACE's capital structure, expressed as a percentage of total capitalization, is shown below as of March 31, 2001 and December 31, 2000.

                                                              March 31,     December 31,
                                                                 2001           2000
                                                                 ----           ----
Common stockholder's equity                                      34.2%          34.5%
Preferred stock and preferred trust securities                    7.5%           7.4%
Long-term debt and variable rate demand bonds                    52.5%          52.3%
Short-term debt and current maturities of long-term debt          5.8%           5.8%

On May 1, 2001, ACE redeemed 115,000 shares of its $7.80 annual dividend rate preferred stock, which has mandatory redemption provisions, at the $100 per share stated value or $11.5 million in total.

ACE's ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividends under the SEC Methods are shown below. See
Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.


                                               12 Months
                                                 Ended       Year Ended December 31,
                                               March 31,  ----------------------------
                                                 2001     2000  1999  1998  1997  1996
                                                 ----     ----  ----  ----  ----  ----
Ratio of Earnings to
   Fixed Charges (SEC Method)                    2.21     2.03  2.57  1.66  2.84  2.59
Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends (SEC Method)         2.12     1.95  2.44  1.55  2.58  2.16


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on page II-13 to ACE's 2000 Annual Report on Form 10-K, ACE is subject to market risks, including interest rate risk, equity price risk, and commodity price risk. There were no material changes in ACE's level of market risks as of March 31, 2001 compared to December 31, 2000.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

Information reported under the heading "Other" in Note 6 to the Consolidated Financial Statements under Item 1 in Part I herein, concerning an action filed in a New Jersey Superior Court by the City of Vineland, is incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibits
-------------

Exhibit 12-A, Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends (filed herewith)

Exhibit 99, New Jersey Board of Public Utilities, Final Decision and Order, dated March 30, 2001 (incorporated by reference from Conectiv's Report on Form 10-Q for the quarterly period ended March 31, 2001, filed May 10, 2001)


(b) Reports on Form 8-K
------------------------

On January 8, 2001, ACE filed a Current Report on Form 8-K dated December 29, 2000 reporting on Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

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



Date:  May 14, 2001                /s/ John C. van Roden
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