Form 10-Q
period 2001-06-30
ATLANTIC CITY ELECTRIC CO
filed 2001-08-13
CIK 8192

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001
                                       -------------

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

                               Table of Contents
                               -----------------


                                                                            Page
                                                                            ----
Part I.    Financial Information:

  Item 1.  Financial Statements

           Consolidated Statements of Income for the three and six months
           ended June 30, 2001, and June 30, 2000........................      1

           Consolidated Balance Sheets as of June 30, 2001 and
           December 31, 2000.............................................    2-3

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2001, and June 30, 2000........................      4

           Notes to Consolidated Financial Statements....................    5-9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  10-15

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....     15

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................     16

  Item 6.  Exhibits and Reports on Form 8-K..............................     16

Signature................................................................     16

                        Part 1.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                                     ----------------------           ----------------------
                                                       2001          2000               2001          2000
                                                     --------      --------           --------      --------
OPERATING REVENUES                                   $300,877      $236,249           $531,415      $445,135
                                                     --------      --------           --------      --------
OPERATING EXPENSES
    Electric fuel and purchased energy and capacity   149,737       105,180            260,147       195,135
    Operation and maintenance                          66,593        60,510            123,222       121,552
    Depreciation and amortization                      21,712        25,612             43,548        51,307
    Taxes other than income taxes                       8,627         8,536             17,888        18,050
                                                     --------      --------           --------      --------
                                                      246,669       199,838            444,805       386,044
                                                     --------      --------           --------      --------
OPERATING INCOME                                       54,208        36,411             86,610        59,091
                                                     --------      --------           --------      --------
OTHER INCOME                                            2,080         1,394              5,742         3,016
                                                     --------      --------           --------      --------

INTEREST EXPENSE
    Interest charges                                   14,465        18,971             32,270        38,837
    Allowance for borrowed funds used during
      construction and capitalized interest              (136)         (183)              (261)         (359)
                                                     --------      --------           --------      --------
                                                       14,329        18,788             32,009        38,478
                                                     --------      --------           --------      --------

PREFERRED DIVIDEND REQUIREMENTS ON
    PREFERRED SECURITIES OF SUBSIDIARY TRUSTS           1,904         1,904              3,809         3,809
                                                     --------      --------           --------      --------
INCOME BEFORE INCOME TAXES                             40,055        17,113             56,534        19,820

INCOME TAXES                                           16,702         3,000             23,905         4,134
                                                     --------      --------           --------      --------
NET INCOME                                             23,353        14,113             32,629        15,686

DIVIDENDS ON PREFERRED STOCK                              533           532              1,066         1,065
                                                     --------      --------           --------      --------
EARNINGS APPLICABLE TO COMMON STOCK                  $ 22,820      $ 13,581           $ 31,563      $ 14,621
                                                     ========      ========           ========      ========

See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                June 30,        December 31,
                                                                  2001              2000
                                                               ----------       ------------
ASSETS
Current Assets
  Cash and cash equivalents                                    $    9,003       $      8,117
  Accounts receivable, net of allowances
    of $5,789 and $4,423, respectively                            179,821            140,785
  Investment in Conectiv money pool                                34,703            147,954
  Inventories, at average cost                                     23,616             13,604
  Deferred income taxes, net                                            -             15,750
  Prepayments                                                      29,627              1,738
                                                               ----------       ------------
                                                                  276,770            327,948
                                                               ----------       ------------
Investments                                                       116,348            112,501
                                                               ----------       ------------
Property, Plant and Equipment
  Electric generation                                             142,243            142,243
  Electric transmission and distribution                        1,270,738          1,255,184
  Other electric facilities                                       117,964            119,782
  Other property, plant, and equipment                              5,772              5,772
                                                               ----------       ------------
                                                                1,536,717          1,522,981
  Less: Accumulated depreciation                                  664,465            640,103
                                                               ----------       ------------
  Net plant in service                                            872,252            882,878
  Construction work-in-progress                                    59,839             50,247
  Leased nuclear fuel, at amortized cost                           22,413             28,352
                                                               ----------       ------------
                                                                  954,504            961,477
                                                               ----------       ------------
Deferred Charges and Other Assets
  Recoverable stranded costs                                      945,047            958,883
  Deferred energy supply costs                                     25,039                  -
  Unrecovered purchased power costs                                13,488             14,487
  Deferred recoverable income taxes                                13,079             13,978
  Unrecovered New Jersey state excise taxes                         3,906             10,360
  Deferred debt refinancing costs                                  11,924             12,409
  Deferred other postretirement benefit costs                      28,732             29,981
  Unamortized debt expense                                         12,716             12,842
  Other                                                            32,958             26,516
                                                               ----------       ------------
                                                                1,086,889          1,079,456
                                                               ----------       ------------
Total Assets                                                   $2,434,511       $  2,481,382
                                                               ==========       ============


See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                     June 30,      December 31,
                                                                                       2001           2000
                                                                                    ----------     -----------
CAPITALIZATION AND LIABILITIES
Current Liabilities
  Long-term debt due within one year                                                $  112,200     $    97,200
  Variable rate demand bonds                                                            22,600          22,600
  Accounts payable                                                                      77,762          50,744
  Taxes accrued                                                                          3,397          10,243
  Interest accrued                                                                      17,697          18,193
  Dividends payable                                                                      6,302          17,871
  Current capital lease obligation                                                      15,480          15,480
  Deferred income taxes                                                                  8,793               -
  Deferred energy supply costs                                                               -          34,650
  Above-market purchased energy contracts and
    other electric restructuring liabilities                                             7,269           7,586
  Other                                                                                 23,760          30,268
                                                                                    ----------     -----------
                                                                                       295,260         304,835
                                                                                    ----------     -----------
Deferred Credits and Other Liabilities
  Deferred income taxes, net                                                           401,715         405,385
  Regulatory liability for New Jersey income tax benefit                                49,262          49,262
  Above-market purchased energy contracts and
    other electric restructuring liabilities                                            16,737          16,744
  Deferred investment tax credits                                                       34,595          35,851
  Long-term capital lease obligation                                                     6,933          12,872
  Pension benefit obligation                                                            28,911          26,948
  Other postretirement benefit obligation                                               35,578          37,614
  Other                                                                                 29,540          28,918
                                                                                    ----------     -----------
                                                                                       603,271         613,594
                                                                                    ----------     -----------
Capitalization
  Common stock, $3 par value; shares authorized:
    25,000,000; shares outstanding: 18,320,937                                          54,963          54,963
  Additional paid-in capital                                                           410,194         410,194
  Retained earnings                                                                    124,439         114,962
                                                                                    ----------     -----------
  Total common stockholder's equity                                                    589,596         580,119
  Preferred stock not subject to mandatory redemption                                    6,231           6,231
  Preferred stock subject to mandatory redemption                                       12,450          23,950
  Preferred securities of subsidiary trusts subject
    to mandatory redemption                                                             95,000          95,000
  Long-term debt                                                                       832,703         857,653
                                                                                    ----------     -----------
                                                                                     1,535,980       1,562,953
                                                                                    ----------     -----------
  Commitments and Contingencies (Note 8)
                                                                                    ----------     -----------
Total Capitalization and Liabilities                                                $2,434,511     $ 2,481,382
                                                                                    ==========     ===========

See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                            2001             2000
                                                                          --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $ 32,629        $  15,686
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                           49,520           57,688
    Investment tax credit adjustments, net                                  (1,256)          (1,901)
    Deferred income taxes, net                                              21,772            6,137
    Deferred energy supply costs                                           (59,689)          (6,601)
    Net change in:
      Accounts receivable                                                  (39,036)           7,296
      Inventories                                                          (10,012)           6,316
      Prepaid New Jersey sales & excise taxes                              (31,100)         (33,308)
      Accounts payable                                                      27,018           (6,554)
      Taxes accrued                                                         (6,846)          70,355
      Other current assets and liabilities (1)                              (3,793)           6,908
    Other, net                                                               3,393            3,961
                                                                          --------        ---------
    Net cash (used) / provided by operating activities                     (17,400)         125,983
                                                                          --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in investment in Conectiv money pool                          113,251           18,406
    Capital expenditures                                                   (30,472)         (28,112)
    Deposits to nuclear decommissioning trust funds                           (825)            (405)
    Other, net                                                              (1,476)          (1,567)
                                                                          --------        ---------
    Net cash provided / (used) by investing activities                      80,478          (11,678)
                                                                          --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid on common stock                                         (33,655)         (33,655)
    Dividends paid on preferred stock                                       (1,066)          (1,230)
    Long-term debt redeemed                                                (10,000)         (46,000)
    Preferred stock redeemed                                               (11,500)               -
    Principal portion of capital lease payments                             (5,971)          (6,381)
    Net change in short-term debt                                                -          (30,000)
                                                                          --------        ---------
    Net cash used by financing activities                                  (62,192)        (117,266)
                                                                          --------        ---------
    Net change in cash and cash equivalents                                    886           (2,961)
    Cash and cash equivalents at beginning of period                         8,117            7,924
                                                                          --------        ---------
    Cash and cash equivalents at end of period                            $  9,003        $   4,963
                                                                          ========        =========

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

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including ACE. Under SFAS No. 142, goodwill will no longer be amortized, but instead will be tested periodically for impairment. If an impairment of goodwill occurs, then a charge to earnings would result. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. SFAS No. 141 and No. 142 are not expected to have a material effect on ACE's financial position or results of operations.

On August 9, 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations," which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. Obligations related to asset retirements for which an entity may have a legal obligation for settlement will be recognized in the financial statements, when the obligation meets the criteria for a liability under FASB Concepts Statement No. 6, Elements of Financial Statements. Under SFAS No. 143, the cost associated with an ARO is capitalized and allocated to expense by using a systematic and rational method. The initial measurement of an ARO is based on the fair value of the obligation. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including ACE. Upon adoption, SFAS No. 143 requires the use of a cumulative-effect approach to recognize transition amounts for any existing ARO liabilities, asset retirement costs, and accumulated depreciation.

Management plans to conduct reviews of SFAS No. 141, 142, and 143 that are more comprehensive and may identify additional expected impacts on ACE's financial statements which may result from implementation of these new accounting standards.

Note 2.  Supplemental Cash Flow Information
-------  ----------------------------------

                                           Six Months Ended
                                               June 30,
                                        ---------------------
                                           2001       2000
                                        ---------  ----------
                                        (Dollars in thousands)
Cash paid (received) for:
  Interest, net of amounts capitalized    $32,566    $ 35,699
  Income taxes, net of refunds            $10,413    $(69,013)

For the six months ended June 30, 2000, ACE received federal and state income tax refunds of $79.3 million and made estimated tax payments of $10.3 million, resulting in $69.0 million of net income tax refunds received. The income tax refund was related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown). For additional information concerning the contract termination, see Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K.


Note 3.  Income Taxes
-------  ------------

The amount computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled in the table below to income tax expense.

                              Three Months Ended June 30,        Six Months Ended June 30,
                            -------------------------------   -------------------------------
                                 2001             2000             2001             2000
                            --------------   --------------   --------------   --------------
                            Amount    Rate   Amount    Rate   Amount    Rate   Amount    Rate
                            -------   ----   -------   ----   -------   ----   -------   ----
                                                  (Dollars in Thousands)
Statutory federal income
 tax expense                $14,019     35%  $ 5,990     35%  $19,787     35%  $ 6,937     35%
State income taxes, net
 of federal benefit           2,625      7     1,295      7     3,920      7     1,794      9
Plant basis differences         704      2       625      4     1,408      2     1,250      6
Investment tax credit
 amortization                  (628)    (2)   (1,267)    (7)   (1,256)    (2)   (1,901)   (10)
Resolution of income
 tax matters *                   --     --    (4,254)   (25)       --     --    (4,254)   (21)
Other, net                      (18)    --       611      4        46     --       308      2
                            -------   ----   -------   ----   -------   ----   --------  ----
                            $16,702     42%  $ 3,000     18%  $23,905     42%  $ 4,134     21%
                            =======   ====   =======   ====   =======   ====   =======   ====

* Reflects a change in estimate of previously accrued income taxes due to resolution of matters with taxing authorities.


Note 4.  Regulatory Matters
-------  ------------------

An update to the information previously reported in Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K is presented below.

New Jersey Electric Utility Industry Restructuring

Final Decision and Order

As previously disclosed, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. The Final Decision and Order of the NJBPU, dated March 30, 2001, for ACE was publicly posted on the NJBPU's internet website in mid-May 2001. Management believes that the substantive provisions of the Final Decision and Order are not materially different from the substantive provisions of the Summary Order filed with and discussed in ACE's Form 8-K filing dated July 15, 1999.

Petition for Securitization of Stranded Costs

As previously disclosed in Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K, New Jersey's Electric Discount and Energy Competition Act (the New Jersey Act) permits securitization of stranded costs through the issuance of transition bonds. On June 25, 2001, ACE filed a petition with the NJBPU, seeking the authority to: (i) issue through a special purpose entity up to $2 billion in transition bonds in one or more series; (ii) collect from ACE's customers a non-bypassable, per kilowatt-hour (kWh) delivered, transition bond charge (TBC) sufficient to fund principal and interest payments on the bonds and related expenses and fees; (iii) collect from ACE's customers a separate non-bypassable, per kWh delivered, charge for recovery of the income tax expense associated with the revenues from the TBC; and (iv) sell "bondable transition property," which is the irrevocable right to collect TBC, to a special purpose financing entity.

The transition bonds are expected to be issued after the NJBPU issues a bondable stranded costs rate order (Financing Order) establishing "bondable transition property," as provided for in the New Jersey Act. To facilitate the issuance of transition bonds, ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) on March 28, 2001. Assuming that the NJBPU issues a Financing Order containing terms and conditions satisfactory to ACE, subsequent to issuance of such order, ACE Transition Funding is expected to issue transition bonds and use the proceeds to purchase the bondable transition property from ACE. The New Jersey Act requires utilities, including ACE, to use the proceeds from the sale of bondable transition property to redeem debt or equity or both, restructure purchased power contracts with non-utility generators, or otherwise reduce costs in order to decrease regulated electricity rates.


Note 5.  Agreements for the Sale of Electric Generating Plants
-------  -----------------------------------------------------

For information concerning agreements for the sale of the electric generating plants of ACE, see Note 11 to the Consolidated Financial Statements included in
Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K.

Effective June 22, 2001, ACE agreed to amendments to agreements with NRG Energy, Inc. (NRG), and NRG Power Marketing, Inc. (NRG Power), including the following:

 . The termination dates of the sale agreements between ACE and NRG relating to Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station were extended; and
 . ACE terminated a purchased power agreement with NRG Power originally intended to be effective after the sale of certain electric generating plants to NRG.

Subject to the receipt of the required approvals from the NJBPU and the satisfaction of other closing conditions, ACE expects to complete the sale of certain electric generating assets during 2001. However, there can be no assurances that such approvals will be obtained, or that such sales will be completed. As of June 30, 2001, the ACE plants that are under agreements for sale had an agreed upon total sales price of approximately $189 million (before certain adjustments and expenses), a net book value of approximately $130 million and electric generating capacity of 1,122.7 megawatts (MW). Any gain that may be realized on the sale of these plants would reduce the amount of stranded costs to be recovered from ACE's utility customers.


Note 6.  Redemption of Preferred Stock
-------  -----------------------------

On May 1, 2001, ACE redeemed 115,000 shares of its $7.80 annual dividend rate preferred stock, which has mandatory redemption provisions, at the $100 per share stated value or $11.5 million in total.


Note 7.  Debt
-------  ----

On May 15, 2001, ACE redeemed $10 million of 7.0%, Medium Term Notes at maturity.

On August 1, 2001, ACE redeemed $30 million of 6.81% Medium Term Notes at maturity.


Note 8.  Contingencies
-------  --------------

Environmental Matters

ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection. ACE is also a defendant in an action to recover costs at a federal superfund site in Gloucester County, New Jersey. ACE's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean-up related issues (including whether ACE or a corporate predecessor is responsible for conditions on a particular parcel). There is $4.0 million included in ACE's current liabilities as of June 30, 2001 ($1.0 million as of December 31, 2000) for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

On July 11, 2001, the New Jersey Department of Environmental Protection (NJDEP) denied ACE's request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. NJDEP has issued a 60-day stay of the denial and has authorized ACE to operate Unit 1 with the current fuel. Management is not able to predict the outcome of ACE's appeal.

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

Other

On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. The City has offered approximately $11 million for these assets, including the right to provide electric service in this area. ACE believes that, properly evaluated, the assets sought by the City are worth approximately $40 million. The City's Superior Court action has been dismissed, based on the failure to hold a referendum, and the City has appealed this decision. Management cannot predict the outcome of this matter.


Note 9.  Business Segments
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

Earnings Results Summary
-------------------------

Earnings applicable to common stock were $22.8 million for the second quarter of 2001, compared to $13.6 million for the second quarter of 2000, and $31.6 million for the six months ended June 30, 2001, compared to $14.6 million for the six months ended June 30, 2000. The earnings increases of $9.2 million for the second quarter of 2001 and $17.0 million for the six months ended June 30, 2001 were mainly due to higher volumes of regulated electricity sales and deliveries, reflecting higher electricity usage that resulted from colder winter weather and warmer weather in June 2001. Although ACE experienced higher average energy costs in serving its Basic Generation Service (BGS) customers, additional revenues were recognized based on the regulated cost-based, rate-recovery mechanism for BGS, as discussed in Notes 1 and 7 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K. The earnings increases also reflect higher other income, lower depreciation and amortization expenses and lower interest expense. The variances that positively affected earnings were partly offset by negative earnings variances attributed to a higher effective income tax rate and the transfer of the combustion turbine electric generating units to Conectiv on July 1, 2000.

New Jersey Electric Utility Industry Restructuring
--------------------------------------------------

Final Decision and Order

As previously disclosed, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. The Final Decision and Order of the NJBPU, dated March 30, 2001, for ACE was publicly posted on the NJBPU's internet website in mid-May 2001. Management believes that the substantive provisions of the Final Decision and Order are not materially different from the substantive provisions of the Summary Order filed with and discussed in ACE's Form 8-K filing dated July 15, 1999.

Petition for Securitization of Stranded Costs

As previously disclosed in Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K, New Jersey's Electric Discount and Energy Competition Act (the New Jersey Act) permits securitization of stranded costs through the issuance of transition bonds. On June 25, 2001, ACE filed a petition with the NJBPU, seeking the authority to: (i) issue through a special purpose entity up to $2 billion in transition bonds in one or more series; (ii) collect from ACE's customers a non-bypassable, per kilowatt-hour (kWh) delivered, transition bond charge (TBC) sufficient to fund principal and interest payments on the bonds and related expenses and fees; (iii) collect from ACE's customers a separate non-bypassable, per kWh delivered, charge for recovery of the income tax expense associated with the revenues from the TBC; and (iv) sell "bondable transition property," which is the irrevocable right to collect TBC, to a special purpose financing entity.

The transition bonds are expected to be issued after the NJBPU issues a bondable stranded costs rate order (Financing Order) establishing "bondable transition property," as provided for in the New Jersey Act. To facilitate the issuance of transition bonds, ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) on March 28, 2001. Assuming that the NJBPU issues a Financing Order containing terms and conditions satisfactory to ACE, subsequent to issuance of such order, ACE Transition Funding is expected to issue transition bonds and use the proceeds to purchase the bondable transition property from ACE. The New Jersey Act requires utilities, including ACE, to use the proceeds from the sale of bondable transition property to redeem debt or equity or both, restructure purchased power contracts with non-utility generators, or otherwise reduce costs in order to decrease regulated electricity rates.

Agreements for the Sale of Electric Generating Plants
-----------------------------------------------------

For information concerning agreements for the sale of the electric generating plants of ACE, see Note 11 to the Consolidated Financial Statements included in
Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K.

Effective June 22, 2001, ACE agreed to amendments to agreements with NRG Energy, Inc. (NRG), and NRG Power Marketing, Inc. (NRG Power), including the following:

 . The termination dates of the sale agreements between ACE and NRG relating to Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station were extended; and
 . ACE terminated a purchased power agreement with NRG Power originally intended to be effective after the sale of certain electric generating plants to NRG.

Subject to the receipt of the required approvals from the NJBPU and the satisfaction of other closing conditions, ACE expects to complete the sale of certain electric generating assets during 2001. However, there can be no assurances that such approvals will be obtained, or that such sales will be completed. As of June 30, 2001, the ACE plants that are under agreements for sale had an agreed upon total sales price of approximately $189 million (before certain adjustments and expenses), a net book value of approximately $130 million and electric generating capacity of 1,122.7 MW. Any gain that may be realized on the sale of these plants would reduce the amount of stranded costs to be recovered from ACE's utility customers.


Operating Revenues
------------------

                                   Three Months Ended   Six Months Ended
                                         June 30,             June 30,
                                   ------------------   ----------------
                                      2001      2000      2001     2000
                                   --------   --------  -------  -------
                                            (Dollars in millions)
Regulated electric revenues          $296.2    $215.3   $521.4   $412.1
Non-regulated electric revenues         3.3      19.2      6.7     28.3
Other revenues                          1.4       1.7      3.3      4.7
                                     ------    ------   ------   ------
Total operating revenues             $300.9    $236.2   $531.4   $445.1
                                     ======    ======   ======   ======


The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and BGS.

"Regulated electric revenues" increased by $80.9 million for the three months ended June 30, 2001 and $109.3 million for the six months ended June 30, 2001 due to the following factors:

                                                               Increase (Decrease) in
                                                             Regulated Electric Revenues
                                                             ---------------------------
                                                              Three Months   Six Months
                                                             --------------  -----------
  Additional revenues recognized under the regulated
   cost-based rate-recovery mechanism for BGS                    $38.7       $ 49.7
  Increased retail and interchange sales and other *              42.2         59.6
                                                                 -----       ------
                                                                 $80.9       $109.3
                                                                 =====       ======

  * These increases were primarily due to higher volumes of regulated electricity sales and deliveries, reflecting higher electricity usage that resulted from colder winter weather and warmer weather in June 2001.

"Non-regulated electric revenues" decreased by approximately $15.9 million for the three months ended June 30, 2001 and $21.6 million for the six months ended June 30, 2001 mainly due to the transfer of the combustion turbine electric generating units to Conectiv on July 1, 2000.

Operating Expenses
-------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" increased $44.6 million and $65.0 million for the three months and six months ended June 30, 2001, respectively, mainly due to increased volumes of electricity purchased at a higher average cost. More electricity was purchased primarily due to ACE's "Wholesale Transaction Confirmation Letter Agreements" (Letter Agreements), under which ACE is selling its interest in the output of nuclear electric generating plants to the companies that operate the plants. For more information concerning the letter agreements, see Note 12 to the Consolidated Financial Statements in Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K.

Operation and Maintenance Expenses

Operation and maintenance expenses increased $6.1 million and $1.7 million for the three months and six months ended June 30, 2001, respectively, mainly due to increased costs associated with the clean up of environmental contamination.

Depreciation and amortization

Depreciation and amortization expenses decreased $3.9 million and $7.8 million for the three months and six months ended June 30, 2001, respectively, mainly due to expiration of the amortization of a regulatory asset for purchased capacity costs.

Other Income
------------

Other income increased $0.7 million and $2.7 million for the three months and six months ended June 30, 2001, respectively, primarily due to a higher average investment balance in Conectiv's money pool.

Interest Expense
----------------

Interest expense, net of amounts capitalized, decreased $4.5 million and $6.5 million for the three months and six months ended June 30, 2001, respectively, due to less interest expense attributed to deferred energy supply costs and decreases in other miscellaneous interest expenses. Energy supply costs that were incurred during the second quarter of 2001 and were not recovered from customers caused the balance for the deferred energy supply costs to change from a liability to an asset, representing amounts to be recovered from customers in the future.

Income Taxes
------------

Income taxes increased $13.7 million and $19.8 million for the three months and six months ended June 30, 2001, respectively, due to higher income before income taxes and also because the effective income tax rate for the same periods last year had been decreased by a change in estimate of previously accrued income taxes due to resolution of matters with taxing authorities.

Liquidity and Capital Resources
--------------------------------

Due to $17.4 million of cash used by operating activities, $80.5 million of cash provided by investing activities, and $62.2 million of cash used by financing activities, cash and cash equivalents increased by $0.9 million during six months ended June 30, 2001.

Net cash from operating activities decreased by $143.4 million, to $17.4 million of cash used by operations for the six months ended June 30, 2001, from $126.0 million of cash provided by operations for the six months ended June 30, 2000. Income tax refunds received during the six months ended June 30, 2000 and higher amounts of purchased electricity during the six months ended June 30, 2001 were the primary reasons for the decrease in net cash from operating activities.

During the six months ended June 30, 2001, ACE converted to cash $113.3 million of its investment in Conectiv's "money pool," in which Conectiv subsidiaries invest in or borrow from, depending on their cash position. ACE's Cash Flows From Investing Activities for the six months ended June 30, 2001 also reflect $30.5 million of cash used for capital expenditures, which were primarily for the electric transmission and distribution systems of ACE.

Cash Flows From Financing Activities for the six months ended June 30, 2001 included $33.7 million of dividends paid on ACE's common stock held by Conectiv, the redemption of $10.0 million of 7.0% Medium Term Notes, the redemption of $11.5 million of preferred stock ($7.80 annual dividend rate per each $100 share), $6.0 million of capital lease principal payments, and $1.1 million of dividends paid to preferred stockholders.

ACE's capital structure, expressed as a percentage of total capitalization, is shown below as of June 30, 2001 and December 31, 2000.

                                                               June 30,    December 31,
                                                                 2001         2000
                                                               --------    ------------
Common stockholder's equity                                     35.3%          34.5%
Preferred stock and preferred trust securities                   6.8%           7.4%
Long-term debt and variable rate demand bonds                   51.2%          52.3%
Short-term debt and current maturities of long-term debt         6.7%           5.8%

On August 1, 2001, ACE redeemed $30 million of 6.81% Medium Term Notes at maturity.

ACE's ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividends under the SEC Methods are shown below. See
Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.

                                               12 Months
                                                 Ended         Year Ended December 31,
                                                June 30,    ----------------------------
                                                 2001       2000  1999  1998  1997  1996
                                                 ----       ----  ----  ----  ----  ----
 Ratio of Earnings to
   Fixed Charges (SEC Method)                    2.57       2.03  2.57  1.66  2.84  2.59
 Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends (SEC Method)         2.46       1.95  2.44  1.55  2.58  2.16

New Accounting Standards
------------------------

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including ACE. Under SFAS No. 142, goodwill will no longer be amortized, but instead will be tested periodically for impairment. If an impairment of goodwill occurs, then a charge to earnings would result. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. SFAS No. 141 and No. 142 are not expected to have a material effect on ACE's financial position or results of operations.

On August 9, 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations," which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. Obligations related to asset retirements for which an entity may have a legal obligation for settlement will be recognized in the financial statements, when the obligation meets the criteria for a liability under FASB Concepts Statement No. 6, Elements of Financial Statements. Under SFAS No. 143, the cost associated with an ARO is capitalized and allocated to expense by using a systematic and rational method. The initial measurement of an ARO is based on the fair value of the obligation. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including ACE. Upon adoption, SFAS No. 143 requires the use of a cumulative-effect approach to recognize transition amounts for any existing ARO liabilities, asset retirement costs, and accumulated depreciation.

Management plans to conduct reviews of SFAS No. 141, 142, and 143 that are more comprehensive and may identify additional expected impacts on ACE's financial statements which may result from implementation of these new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on page II-13 to ACE's 2000 Annual Report on Form 10-K, ACE is subject to market risks, including interest rate risk, equity price risk, and commodity price risk. There were no material changes in ACE's level of market risks as of June 30, 2001 compared to December 31, 2000.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

Information reported under the heading "Other" in Note 8 to the Consolidated Financial Statements under Item 1 in Part I herein, concerning an action filed in a New Jersey Superior Court by the City of Vineland, is incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibits
-------------

Exhibit 12-A, Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends (filed herewith)

(b) Reports on Form 8-K
------------------------

On June 28, 2001, ACE filed a Current Report on Form 8-K dated June 22, 2001 reporting on Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Atlantic City Electric Company
                                   ------------------------------
                                           (Registrant)



Date:  August 13, 2001         /s/ John C. van Roden
       ---------------         ------------------------------------------
                               John C. van Roden, Chief Financial Officer

                                 Exhibit Index
                                 -------------

        Exhibit 12-A, Ratio of Earnings to Fixed Charges

        Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends