Form 10-Q
period 2001-09-30
ATLANTIC CITY ELECTRIC CO
filed 2001-11-09
CIK 8192

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2001
                                   ------------------

                                      OR

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

                               Table of Contents
                               -----------------

                                                                                 Page
                                                                                 ----
Part I.  Financial Information:

   Item 1. Financial Statements

           Consolidated Statements of Income for the three and nine months
           ended September 30, 2001, and September 30, 2000...................      1

           Consolidated Balance Sheets as of September 30, 2001 and
           December 31, 2000..................................................    2-3

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2001, and September 30, 2000...................      4

           Notes to Consolidated Financial Statements.........................   5-10

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................  11-17

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..........    17

Part II. Other Information

   Item 1. Legal Proceedings..................................................     18

   Item 6. Exhibits and Reports on Form 8-K...................................     18

Signature.....................................................................     18

                         Part 1. FINANCIAL INFORMATION

                         Item 1. Financial Statements


                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
                                                           ----------------------------     ----------------------------
                                                              2001              2000           2001               2000
                                                           ----------        ----------     ----------        ----------
OPERATING REVENUES                                         $  404,876        $  282,966     $  936,291        $  728,101
                                                           ----------        ----------     ----------        ----------

OPERATING EXPENSES
  Electric fuel and purchased energy and capacity             246,905           122,692        507,052           317,827
  Operation and maintenance                                    63,056            59,922        186,278           181,474
  Depreciation and amortization                                21,869            24,360         65,417            75,667
  Taxes other than income taxes                                10,747             9,869         28,635            27,919
                                                           ----------        ----------     ----------        ----------
                                                              342,577           216,843        787,382           602,887
                                                           ----------        ----------     ----------        ----------
OPERATING INCOME                                               62,299            66,123        148,909           125,214
                                                           ----------        ----------     ----------        ----------

OTHER INCOME                                                    2,361             2,422          8,103             5,438
                                                           ----------        ----------     ----------        ----------

INTEREST EXPENSE
  Interest charges                                             15,423            18,683         47,693            57,520
  Allowance for borrowed funds used during
     construction and capitalized interest                       (216)             (185)          (477)             (544)
                                                           ----------        ----------     ----------        ----------
                                                               15,207            18,498         47,216            56,976
                                                           ----------        ----------     ----------        ----------

PREFERRED DIVIDEND REQUIREMENTS ON
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                     1,905             1,905          5,714             5,714
                                                           ----------        ----------     ----------        ----------

INCOME BEFORE INCOME TAXES                                     47,548            48,142        104,082            67,962

INCOME TAXES                                                   19,841            19,987         43,746            24,121
                                                           ----------        ----------     ----------        ----------

NET INCOME                                                     27,707            28,155         60,336            43,841

DIVIDENDS ON PREFERRED STOCK                                      308               534          1,374             1,599
                                                           ----------        ----------     ----------        ----------

EARNINGS APPLICABLE TO COMMON STOCK                        $   27,399        $   27,621     $   58,962        $   42,242
                                                           ==========        ==========     ==========        ==========

See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        -----------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                 September 30,     December 31,
                                                                     2001             2000
                                                                 -------------     ------------
ASSETS

Current Assets
   Cash and cash equivalents                                       $    16,676      $   156,071
   Accounts receivable, net of allowances
      of $6,826 and $4,423, respectively                               184,262          140,785
   Inventories, at average cost                                         18,382           13,604
   Deferred income taxes, net                                            2,971           15,750
   Prepayments                                                          18,432            1,738
                                                                 -------------     ------------
                                                                       240,723          327,948
                                                                 -------------     ------------

Investments                                                            119,289          112,501
                                                                 -------------     ------------
Property, Plant and Equipment
   Electric generation                                                 142,382          142,243
   Electric transmission and distribution                            1,276,579        1,255,184
   Other electric facilities                                           116,724          119,782
   Other property, plant, and equipment                                  5,772            5,772
                                                                 -------------     ------------
                                                                     1,541,457        1,522,981
   Less: Accumulated depreciation                                      678,488          640,103
                                                                 -------------     ------------
   Net plant in service                                                862,969          882,878
   Construction work-in-progress                                        74,375           50,247
   Leased nuclear fuel, at amortized cost                               19,549           28,352
                                                                 -------------     ------------
                                                                       956,893          961,477
                                                                 -------------     ------------

Deferred Charges and Other Assets
   Recoverable stranded costs                                          937,175          958,883
   Deferred energy supply costs                                         93,205                -
   Unrecovered purchased power costs                                    12,989           14,487
   Deferred recoverable income taxes                                    12,630           13,978
   Unrecovered New Jersey state excise taxes                               588           10,360
   Deferred debt refinancing costs                                      11,681           12,409
   Deferred other postretirement benefit costs                          28,107           29,981
   Unamortized debt expense                                             12,623           12,842
   Other                                                                33,522           26,516
                                                                 -------------     ------------
                                                                     1,142,520        1,079,456
                                                                 -------------     ------------

Total Assets                                                       $ 2,459,425      $ 2,481,382
                                                                 =============     ============

See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                          September 30,         December 31,
                                                                                              2001                  2000
                                                                                          -------------         ------------
CAPITALIZATION AND LIABILITIES

Current Liabilities
     Short-term debt                                                                      $      24,445         $          -
     Long-term debt due within one year                                                         107,200               97,200
     Variable rate demand bonds                                                                  22,600               22,600
     Accounts payable                                                                            58,046               50,744
     Taxes accrued                                                                                    -               10,243
     Interest accrued                                                                            11,094               18,193
     Dividends payable                                                                            6,302               17,871
     Current capital lease obligation                                                            15,480               15,480
     Deferred energy supply costs                                                                     -               34,650
     Above-market purchased energy contracts
        and other electric restructuring liabilities                                              7,263                7,586
     Other                                                                                       27,384               30,268
                                                                                          -------------         ------------
                                                                                                279,814              304,835
                                                                                          -------------         ------------

Deferred Credits and Other Liabilities
     Deferred income taxes, net                                                                 445,214              405,385
     Regulatory liability for New Jersey income tax benefit                                      49,262               49,262
     Above-market purchased energy contracts
        and other electric restructuring liabilities                                             16,676               16,744
     Deferred investment tax credits                                                             33,966               35,851
     Long-term capital lease obligation                                                           4,069               12,872
     Pension benefit obligation                                                                  29,695               26,948
     Other postretirement benefit obligation                                                     35,118               37,614
     Other                                                                                       32,465               28,918
                                                                                          -------------         ------------
                                                                                                646,465              613,594
                                                                                          -------------         ------------

Capitalization
     Common stock, $3 par value; shares authorized:
        25,000,000; shares outstanding: 18,320,937                                               54,963               54,963
     Additional paid-in capital                                                                 410,194              410,194
     Retained earnings                                                                          146,580              114,962
                                                                                          -------------         ------------
        Total common stockholder's equity                                                       611,737              580,119
     Preferred stock not subject to mandatory redemption                                          6,231                6,231
     Preferred stock subject to mandatory redemption                                             12,450               23,950
     Preferred securities of subsidiary trusts subject to mandatory
        redemption                                                                               95,000               95,000
     Long-term debt                                                                             807,728              857,653
                                                                                          -------------         ------------
                                                                                              1,533,146            1,562,953
                                                                                          -------------         ------------
     Commitments and Contingencies (Note 8)
                                                                                          -------------         ------------
Total Capitalization and Liabilities                                                      $   2,459,425         $  2,481,382
                                                                                          =============         ============

See accompanying Notes to Consolidated Financial Statements.

                        ATLANTIC CITY ELECTRIC COMPANY
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                      ------------------------------
                                                                          2001             2000
                                                                      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $      60,336    $      43,841
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                          74,251           85,134
      Investment tax credit adjustments, net                                 (1,885)          (2,529)
      Deferred income taxes, net                                             53,956           (2,610)
      Deferred energy supply costs                                         (127,855)          (1,392)
      Net change in:
         Accounts receivable                                                (44,541)         (16,234)
         Inventories                                                         (4,778)           3,342
         Prepaid New Jersey sales & excise taxes                             (3,215)         (15,672)
         Accounts payable                                                     7,302          (10,410)
         Taxes accrued                                                      (18,674)          88,483
         Other current assets and liabilities (1)                           (15,031)           6,011
   Other, net                                                                10,973            7,091
                                                                      -------------    -------------
   Net cash (used) / provided by operating activities                        (9,161)         185,055
                                                                      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                     (50,383)         (40,465)
   Deposits to nuclear decommissioning trust funds                             (825)            (405)
   Other, net                                                                (2,421)          (2,236)
                                                                      -------------    -------------
   Net cash used by investing activities                                    (53,629)         (43,106)
                                                                      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid on common stock                                           (38,913)         (50,482)
   Dividends paid on preferred stock                                         (1,374)          (1,799)
   Long-term debt redeemed                                                  (40,000)         (46,000)
   Preferred stock redeemed                                                 (11,500)               -
   Principal portion of capital lease payments                               (8,835)          (9,467)
   Net change in short-term debt                                             24,445          (30,000)
   Other, net                                                                  (428)               -
                                                                      -------------    -------------
   Net cash used by financing activities                                    (76,605)        (137,748)
                                                                      -------------    -------------
   Net change in cash and cash equivalents                                 (139,395)           4,201
   Cash and cash equivalents at beginning of period                         156,071           81,456
                                                                      -------------    -------------
   Cash and cash equivalents at end of period                         $      16,676    $      85,657
                                                                      =============    =============


   (1) Other than debt and deferred income taxes classified as current.

   See accompanying Notes to Consolidated Financial Statements.

                         ATLANTIC CITY ELECTRIC COMPANY
                         ------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)


Note 1.  Financial Statement Presentation
-------  --------------------------------

The consolidated condensed interim financial statements contained herein include the accounts of Atlantic City Electric Company (ACE) and its wholly owned subsidiaries and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures that would substantially duplicate the disclosures in ACE's 2000 Annual Report on Form 10-K have been omitted. Accordingly, ACE's consolidated condensed interim financial statements contained herein should be read in conjunction with ACE's 2000 Annual Report on Form 10-K.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," will no longer be amortized. Intangible assets other than goodwill which have finite useful lives will continue to be amortized under SFAS No. 142. Goodwill and other intangible assets will be tested periodically for impairment. If an impairment occurs, then a charge to earnings would result. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including ACE. Since no goodwill or intangible assets are on ACE's balance sheet, the adoption of SFAS No. 141 and SFAS No. 142 is not expected to immediately effect ACE's financial statements.

On August 9, 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations," which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. If a legal obligation for an ARO exists, then SFAS No. 143 requires recognition of a liability, capitalization of the cost associated with the ARO, and allocation of the capitalized cost to expense. The initial measurement of an ARO is based on the fair value of the obligation, which may result in a gain or loss upon the settlement of the ARO. If the requirements of SFAS No. 71 are met, a regulated entity shall also recognize a regulatory asset or liability for timing differences between financial reporting and rate-making in the recognition of the period costs associated with an ARO. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including ACE. Upon adoption of SFAS No. 143, the difference between the net amount recognized in the balance sheet under SFAS No. 143 and the net amount previously recognized in the balance sheet will be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS No. 144, operating losses of discontinued operations are recognized in the period in which they occur, instead of accruing future operating losses before they occur. SFAS No. 144 will become effective on January 1, 2002.

ACE is currently evaluating SFAS No. 141, 142, 143, and 144 and cannot predict the impact that these standards may have on its financial position or results of operations; however, any such impact could be material.


Note 2.  Supplemental Cash Flow Information
-------  ----------------------------------

                                          Nine Months Ended
                                            September 30,
                                       ----------------------
                                          2001           2000
                                       -------       --------
                                       (Dollars in thousands)
Cash paid (received) for:
 Interest, net of amounts capitalized  $53,684       $ 60,024
 Income taxes, net of refunds          $10,425       $(68,444)

For the nine months ended September 30, 2000, ACE received federal and state income tax refunds of $79.3 million and made estimated tax payments of $10.9 million, resulting in $68.4 million of net income tax refunds received. The income tax refund was related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown). For additional information concerning the contract termination, see Note 8 to the Consolidated Financial Statements included in
Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K.


Note 3.  Income Taxes
-------  ------------

The amount computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled in the table below to income tax expense.



                              Three Months Ended September 30,      Nine Months Ended September 30,
                            -----------------------------------   -----------------------------------
                                 2001               2000               2001               2000
                            ----------------   ----------------   ----------------   ---------------
                             Amount     Rate    Amount     Rate    Amount     Rate    Amount    Rate
                            --------   -----   --------   -----   --------   -----   --------   ----
                                                       (Dollars in Thousands)
Statutory federal income
 tax expense                 $16,642      35%   $16,850      35%   $36,429      35%   $23,787     35%
State income taxes, net
 of federal benefit            3,175       7      3,178       7      7,095       7      4,972      7
Depreciation                     704       1        625       1      2,112       1      1,875      3
Investment tax credit
 amortization                   (628)     (1)      (628)     (1)    (1,885)     (1)    (2,529)    (4)
Resolution of income
 tax matters *                     -       -          -       -          -       -     (4,554)    (7)
Other, net                       (52)               (38)                (5)               570      1
                            --------   -----   --------   -----   --------   -----   --------   ----
                            $ 19,841      42%  $ 19,987      42%  $ 43,746      42%  $ 24,121     35%
                            ========   =====   ========   =====   ========   =====   ========   ====

* Reflects a change in estimate of previously accrued income taxes due to resolution of uncertainties.

Note 4.  Regulatory Matters
-------  ------------------

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

NJBPU Order On Stranded Costs For Nuclear Electric Generating Units

On September 17, 2001, the NJBPU issued a Decision and Order concerning the stranded costs associated with ACE's ownership interests in nuclear electric generating plants. The NJBPU determined the amount of such stranded costs eligible for recovery by ACE to be approximately $298 million, after income taxes, (or $504 million before income taxes) as of December 31, 1999, subject to further adjustments. The NJBPU also found that ACE shall have the opportunity to recover the eligible stranded costs through its market transition charge, in a time frame and manner to be determined by NJBPU.

Basic Generation Service

The New Jersey Act requires electric utilities to supply electricity to Basic Generation Service (BGS) customers for at least the first three years from the start of customer choice of electricity suppliers, or until July 31, 2002. On June 29, 2001, New Jersey electric utilities, including ACE, filed with the NJBPU a proposal to use an auction process to procure electricity supply for BGS customers. ACE and the other New Jersey electric utilities proposed that the BGS supply period, which would be subject to the auction, be the final year of the transition period provided for in the New Jersey Act (August 1, 2002-July 31, 2003). Under the proposal, ACE, as agent for its BGS customers, would pay for electricity from the suppliers selected by the auction process and the costs associated with this supply would be subject to the regulated cost-based, rate-
recovery mechanism for BGS.    ACE would continue to collect BGS revenues.


Note 5.  Agreements for the Sale of Electric Generating Plants
-------  -----------------------------------------------------

For information concerning agreements for the sale of the electric generating plants of ACE, see Note 11 to the Consolidated Financial Statements included in
Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K.

For information about the sale of ACE's interests in nuclear electric generating plants after September 30, 2001, see Note 10 to the Consolidated Financial Statements.

As of September 30, 2001, ACE's fossil fuel-fired electric generating plants (Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station) that are under agreements for sale to NRG Energy, Inc. (NRG) had an agreed upon total sales price of approximately $178 million (before certain adjustments and expenses), a net book value of approximately $116 million and electric
generating capacity of 740 MW.   Any gain that may be realized on the sale of
these plants is expected to reduce the amount of stranded costs to be recovered from ACE's utility customers.

Effective June 22, 2001, ACE and NRG agreed to amendments to the agreements for the sale of fossil fuel-fired electric generating plants of ACE, including extension of the termination dates of the sale agreements.

On October 25, 2001, the NJBPU re-opened the record for additional proceedings concerning the sale of ACE's fossil fuel-fired electric generating plants. The focus of the supplementary proceedings will be to supplement and update the record as to whether the proposed sale price of the fossil fuel-fired electric generating plants reflects the current market price of the assets and other related issues. The supplementary proceedings are scheduled to conclude in the first quarter of 2002, and the sale, if approved on terms satisfactory to ACE and NRG, would be expected to close within a reasonable time thereafter. ACE cannot predict the outcome of these proceedings.


Note 6.  Redemption of Preferred Stock
-------  -----------------------------

Under mandatory redemption provisions, ACE redeemed 115,000 shares of its $7.80 annual dividend rate preferred stock on May 1, 2001 at the $100 per share stated value or $11.5 million in total.

Note 7.  Debt
-------  ----

The $24.4 million balance of short-term debt outstanding as of September 30, 2001 had a 3.2% interest rate.

On May 15, 2001, ACE redeemed $10 million of 7.0%, Medium Term Notes at maturity.

On August 1, 2001, ACE redeemed $30 million of 6.81% Medium Term Notes at maturity.


Note 8.  Contingencies
-------  -------------

Environmental Matters

ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection (NJDEP). ACE is also a defendant in an action to recover costs at a federal superfund site in Gloucester County, New Jersey. ACE's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean-up related issues (including whether ACE or a corporate predecessor is responsible for conditions on a particular parcel). There is $4.0 million included in ACE's current liabilities as of September 30, 2001 ($1.0 million as of December 31, 2000) for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

On July 11, 2001, the NJDEP denied ACE's request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. The NJDEP has issued a stay of the denial to authorize ACE to operate Unit 1 with the current fuel until February 28, 2002 and an addendum to the permit/certificate to operate authorizing a trial burn of coal with a sulfur content less than 2.6%. Management is not able to predict the outcome of ACE's appeal.

Nuclear Insurance

As discussed in Note 10 to the Consolidated Financial Statements, on October 18, 2001, ACE sold its ownership interests in nuclear electric generating plants and the related nuclear fuel to PSEG Nuclear LLC (as assignee of PSEG Power LLC) and Exelon Generation Company, LLC (as assignee of PECO Energy Company).

In conjunction with the ownership interests of ACE in Peach Bottom Atomic Power Station (Peach Bottom), Salem Nuclear Generating Station (Salem), and Hope Creek Nuclear Generating Station (Hope Creek), ACE could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States which occurred before the sales of ACE's ownership interests in nuclear electric generating plants on October 18, 2001. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), ACE could be assessed up to $30.7 million on an aggregate basis for such third-party claims.

The co-owners of Peach Bottom, Salem, and Hope Creek maintain property insurance coverage of approximately $1.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. An industry mutual insurance company (NEIL) provides replacement power cost coverage to members in the event of a major accidental outage at a nuclear power plant. Under these coverages, ACE is subject to potential retrospective loss experience assessments of up to $1.9 million on an aggregate basis for events that occurred before the sales of ACE's ownership interests in nuclear electric generating plants on October 18, 2001.

Other

On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. The City has offered approximately $11 million for these assets, including the right to provide electric service in this area. ACE believes that, properly evaluated, the assets sought by the City are worth approximately $40 million. The City's Superior Court action has been dismissed, based on the failure to hold a referendum, and the City has appealed this decision. On November 6, 2001, the City held a referendum and City residents voted to approve the City's proposal to acquire ACE electric distribution facilities located within the City limits. Management cannot predict the outcome of this matter.


Note 9.  Business Segments
-------  -----------------

Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for ACE on a stand-alone basis. However, ACE's principal business is expected to be the transmission and distribution of electricity upon completion of the sale of the electric generating plants of ACE. The transfer of the combustion turbines to Conectiv effective July 1, 2000, resulted in electricity transmission and distribution representing a greater proportion of ACE's business.


Note 10.  Subsequent Event
--------  ----------------

On October 18, 2001, ACE sold its ownership interests in nuclear electric generating plants and the related nuclear fuel to PSEG Nuclear LLC (as assignee of PSEG Power LLC) and Exelon Generation Company, LLC (as assignee of PECO Energy Company) for approximately $30 million, subject to additional adjustment. ACE's interests in the nuclear units that were sold included a 7.51% (164 MW) interest in Peach Bottom, a 7.41% interest (167 MW) in Salem and a 5.0% interest (52 MW) in Hope Creek. Subsequent to the sale, ACE used approximately $21 million of the proceeds to repay the lease obligations related to the nuclear fuel. In accordance with the sales agreements, ACE transferred its nuclear decommissioning funds and related obligation for decommissioning to the purchasers.

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

Earnings Results Summary
------------------------

Earnings applicable to common stock were $27.4 million for the third quarter of 2001, compared to $27.6 million for the third quarter of 2000. More electricity was purchased during the third quarter of 2001 than in the third quarter of 2000, primarily due to ACE's "Wholesale Transaction Confirmation Letter Agreements" (Letter Agreements), under which ACE sold its interest in the kWh output of nuclear electric generating plants to the companies that operate the plants. Although ACE incurred higher costs in supplying its BGS customers as a result of purchasing more power, ACE's earnings were not affected because ACE's revenues reflect BGS costs, due to the regulated cost-based, rate-recovery mechanism for BGS (as discussed in Notes 1 and 7 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2000 Annual Report on Form 10-
K).

Earnings applicable to common stock increased by $16.7 million to $58.9 million for the nine months ended September 30, 2001, from $42.2 million for the nine months ended September 30, 2000. The $16.7 million earnings increase was mainly due to higher volumes of regulated electricity sales and deliveries, reflecting higher electricity usage related to weather and growth in the number of customers. Due to increased volumes of purchased power, ACE incurred higher average energy costs in serving its BGS customers, but earnings were not affected because additional revenues were recognized pursuant to the rate-recovery mechanism for BGS. The earnings increase also reflects higher other income, lower depreciation and amortization expenses and lower interest expense. The variances that positively affected earnings were partly offset by the effects of a higher effective income tax rate and the transfer of the combustion turbine electric generating units to Conectiv on July 1, 2000.

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

NJBPU Order On Stranded Costs For Nuclear Electric Generating Units

On September 17, 2001, the NJBPU issued a Decision and Order concerning the stranded costs associated with ACE's ownership interests in nuclear electric generating plants. The NJBPU determined the amount of such stranded costs eligible for recovery by ACE to be approximately $298 million, after income taxes, (or $504 million before income taxes) as of December 31, 1999, subject to further adjustments. The NJBPU also found that ACE shall have the opportunity to recover the eligible stranded costs through its market transition charge, in a time frame and manner to be determined by NJBPU.

Basic Generation Service

The New Jersey Act requires electric utilities to supply electricity to BGS customers for at least the first three years from the start of customer choice of electricity suppliers, or until July 31, 2002. On June 29, 2001, New Jersey electric utilities, including ACE, filed with the NJBPU a proposal to use an auction process to procure electricity supply for BGS customers. ACE and the other New Jersey electric utilities proposed that the BGS supply period, which would be subject to the auction, be the final year of the transition period provided for in the New Jersey Act (August 1, 2002-July 31, 2003). Under the proposal, ACE, as agent for its BGS customers, would pay for electricity from the suppliers selected by the auction process and the costs associated with this supply would be subject to the regulated cost-based, rate-recovery mechanism for
BGS.    ACE would continue to collect BGS revenues.

Agreements for the Sale of Electric Generating Plants
-----------------------------------------------------

For information concerning agreements for the sale of the electric generating plants of ACE, see Note 11 to the Consolidated Financial Statements included in
Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K.

Fossil fuel-fired Electric Generating Plants

As of September 30, 2001, ACE's fossil fuel-fired plants (Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station) that are under agreements for sale to NRG Energy, Inc. (NRG) had an agreed upon total sales price of approximately $178 million (before certain adjustments and expenses), a net book value of approximately $116 million and electric generating capacity of
740 MW.   Any gain that may be realized on the sale of these plants is expected to reduce the amount of stranded costs to be recovered from ACE's utility customers.

Effective June 22, 2001, ACE and NRG agreed to amendments to the sale agreements including extension of the termination dates of the sale agreements.

On October 25, 2001, the NJBPU re-opened the record for additional proceedings concerning the sale of ACE's fossil fuel-fired plants. The focus of the supplementary proceedings will be to supplement and update the record as to whether the proposed sale price of the fossil generating plants reflects the current market price of the assets and other related issues. The supplementary proceedings are scheduled to conclude in the first quarter of 2002 and the sale, if approved on terms satisfactory to ACE and NRG, would be expected to close within a reasonable time thereafter. ACE cannot predict the outcome of these proceedings.

Nuclear Electric Generating Plants

On October 18, 2001, ACE sold its ownership interests in nuclear electric generating plants and the related nuclear fuel to PSEG Nuclear LLC (as assignee of PSEG Power LLC) and Exelon Generation Company, LLC (as assignee of PECO Energy Company) for approximately $30 million, subject to additional adjustment. ACE's interests in the nuclear units that were sold included a 7.51% (164 MW) interest in Peach Bottom, a 7.41% interest (167 MW) in Salem and a 5.0% interest (52 MW) in Hope Creek. Subsequent to the sale, ACE used approximately $21 million of the proceeds to repay the lease obligations related to the nuclear fuel. In accordance with the sales agreements, ACE transferred its nuclear decommissioning funds and related obligation for decommissioning to the purchasers.

Operating Revenues
------------------

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------    -------------------
                                     2001         2000      2001         2000
                                    ------       ------    ------       ------
                                              (Dollars in millions)
Regulated electric revenues         $401.8       $273.0    $923.3       $685.1
Non-regulated electric revenues        2.0          5.8       8.7         34.1
Other revenues                         1.1          4.2       4.3          8.9
                                    ------       ------    ------       ------
Total operating revenues            $404.9       $283.0    $936.3       $728.1
                                    ======       ======    ======       ======

The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and BGS.

"Regulated electric revenues" increased by $128.8 million for the three months ended September 30, 2001 and $238.2 million for the nine months ended September 30, 2001 due to the following factors:

                                                           Increase (Decrease) in
                                                         Regulated Electric Revenues
                                                        -----------------------------
                                                        Three Months      Nine Months
                                                        ------------      -----------
                                                            (Dollars in Millions)
  Additional revenues recognized under the regulated
   cost-based rate-recovery mechanism for BGS             $   71.2          $ 120.9
  Increased retail and interchange sales and other *          57.6            117.3
                                                        ------------      -----------
                                                          $  128.8          $ 238.2
                                                        ============      ===========

  * These increases were primarily due to higher volumes of regulated electricity sales and deliveries attributed to growth in the number of customers, higher electricity usage from warmer summer weather and colder winter weather, and revenues from electricity supplied to customers that switched back to ACE from other electricity suppliers.

"Non-regulated electric revenues" decreased by approximately $25.4 million for the nine months ended September 30, 2001 mainly due to the transfer of the combustion turbine electric generating units to Conectiv on July 1, 2000.

Operating Expenses
------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" increased $124.2 million and $189.2 million for the three months and nine months ended September 30, 2001, respectively, mainly due to increased volumes of electricity purchased, primarily due to ACE's Letter Agreements, under which ACE sold its interest in the kWh output of nuclear electric generating plants to the companies that operate the plants. For more information concerning the letter agreements, see
Note 12 to the Consolidated Financial Statements in Item 8 of Part II of ACE's 2000 Annual Report on Form 10-K.

Operation and Maintenance Expenses

Operation and maintenance expenses increased $3.1 million and $4.8 million for the three months and nine months ended September 30, 2001, respectively, mainly due to increasing the allowance for uncollectible accounts receivable.

Depreciation and amortization

Depreciation and amortization expenses decreased $2.5 million and $10.3 million for the three months and nine months ended September 30, 2001, respectively, mainly due to expiration of the amortization of a regulatory asset for purchased capacity costs.

Other Income
------------

Other income increased $2.7 million for the nine months ended September 30, 2001 primarily due to a higher average investment balance in Conectiv's money pool, and also due to interest income accrued on the regulatory asset for deferred BGS costs, which represents amounts to be recovered from customers in the future. A portion of ACE's BGS costs were not recovered from customers during 2001 due to customer rate levels, which caused the balance for the deferred energy supply costs to change from a liability to an asset, during the second quarter of 2001.

Interest Expense
----------------

Interest expense, net of amounts capitalized, decreased $3.2 million and $9.8 million for the three months and nine months ended September 30, 2001, respectively, due to less interest expense attributed to deferred energy supply costs, lower interest rates on ACE's $228.5 million loan associated with the Pedricktown contract buyout, the redemption of $10.0 million and $30.0 million of 6.81%-7.0% Medium Term Notes on May 15, 2001 and August 1, 2001, respectively, and other miscellaneous decreases.

Income Taxes
------------

Income taxes increased $19.6 million for the nine months ended September 30, 2001 mainly due to higher income before income taxes and also because the effective income tax rate for the same period last year had been decreased by a change in estimate of previously accrued income taxes due to resolution of uncertainties.

Liquidity and Capital Resources
--------------------------------

Due to $9.2 million of cash used by operating activities, $53.6 million of cash used by investing activities, and $76.6 million of cash used by financing activities, cash and cash equivalents decreased by $139.4 million during the nine months ended September 30, 2001.

Net cash from operating activities decreased by $194.2 million, to $9.2 million of cash used by operations for the nine months ended September 30, 2001, from $185.0 million of cash provided by operations for the nine months ended September 30, 2000. The decrease in net cash from operating activities was primarily due to higher amounts of electricity purchased during the nine months ended September 30, 2001 and income tax refunds received during the nine months ended September 30, 2000.

Investing activities used $53.6 million of net cash during the nine months ended September 30, 2001 primarily due to $50.4 million of capital expenditures, which were primarily for the electric transmission and distribution systems of ACE.

Cash Flows From Financing Activities for the nine months ended September 30, 2001 used $76.6 million of cash mainly due to the following: $38.9 million of dividends paid on ACE's common stock held by Conectiv; the redemptions of $40.0 million of 6.81%-7.0% Medium Term Notes and $11.5 million of preferred stock ($7.80 annual dividend rate per each $100 share), $8.8 million of capital lease principal payments, and $24.4 million of cash provided from issuing short-term debt.

ACE's capital structure, expressed as a percentage of total capitalization, is shown below as of September 30, 2001 and December 31, 2000.


                                                            September 30,   December 31,
                                                                2001            2000
                                                             ----------      ----------
Common stockholder's equity                                     36.3%           34.5%
Preferred stock and preferred trust securities                   6.7%            7.4%
Long-term debt and variable rate demand bonds                   49.2%           52.3%
Short-term debt and current maturities of long-term debt         7.8%            5.8%

ACE's ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividends under the SEC Methods are shown below. See
Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.

                                              9 Months
                                                Ended        Year Ended December 31,
                                            September 30,  ----------------------------
                                                2001       2000  1999  1998  1997  1996
                                             ----------    ----  ----  ----  ----  ----
 Ratio of Earnings to
   Fixed Charges (SEC Method)                    2.85      2.03  2.57  1.66  2.84  2.59
 Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends (SEC Method)         2.74      1.95  2.44  1.55  2.58  2.16

New Accounting Standards
------------------------

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," will no longer be amortized. Intangible assets other than goodwill which have finite useful lives will continue to be amortized under SFAS No. 142. Goodwill and other intangible assets will be tested periodically for impairment. If an impairment occurs, then a charge to earnings would result. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including ACE. Since no goodwill or intangible assets are on ACE's balance sheet, the adoption of SFAS No. 141 and SFAS No. 142 is not expected to immediately effect ACE's financial statements.

On August 9, 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations," which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. If a legal obligation for an ARO exists, then SFAS No. 143 requires recognition of a liability, capitalization of the cost associated with the ARO, and allocation of the capitalized cost to expense. The initial measurement of an ARO is based on the fair value of the obligation, which may result in a gain or loss upon the settlement of the ARO. If the requirements of SFAS No. 71 are met, a regulated entity shall also recognize a regulatory asset or liability for timing differences between financial reporting and rate-making in the recognition of the period costs associated with an ARO. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including ACE. Upon adoption of SFAS No. 143, the difference between the net amount recognized in the balance sheet under SFAS No. 143 and the net amount previously recognized in the balance sheet will be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS No. 144, operating losses of discontinued operations are recognized in the period in which they occur, instead of accruing future operating losses before they occur. SFAS No. 144 will become effective on January 1, 2002.

ACE is currently evaluating SFAS No. 141, 142, 143, and 144 and cannot predict the impact that these standards may have on its financial position or results of operations; however, any such impact could be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on page II-13 to ACE's 2000 Annual Report on Form 10-K, ACE is subject to market risks, including interest rate risk, equity price risk, and commodity price risk. There were no material changes in ACE's level of market risks as of September 30, 2001 compared to December 31, 2000.

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

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibits
------------

Exhibit 10-B, Second Amendment to the Purchase and Sale Agreement by and between Atlantic City Electric Company and NRG Energy, Inc., dated as of October 31, 2001 (wholly owned electric generating plants) (Filed herewith).

Exhibit 10-C, Second Amendment to the Purchase and Sale Agreement by and between Atlantic City Electric Company and NRG Energy, Inc., dated as of October 31, 2001 (jointly owned electric generating plants) (Filed herewith).

Exhibit 12-A, Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends (filed herewith)

(b) Reports on Form 8-K
-----------------------

No Current Reports on Form 8-K were filed during the third quarter of 2001.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Atlantic City Electric Company
                                   --------------------------------
                                            (Registrant)



Date: November 9, 2001             /s/ John C. van Roden
      ----------------             --------------------------------------------
                                   John C. van Roden, Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit 10-B, Second Amendment to the Purchase and Sale Agreement by and between Atlantic City Electric Company and NRG Energy, Inc., dated as of October 31, 2001 (wholly owned electric generating plants) (Filed herewith).

Exhibit 10-C, Second Amendment to the Purchase and Sale Agreement by and between Atlantic City Electric Company and NRG Energy, Inc., dated as of October 31, 2001 (jointly owned electric generating plants) (Filed herewith).

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends