Form 10-Q
period 2002-03-31
ATLANTIC CITY ELECTRIC CO
filed 2002-05-15
CIK 8192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3559

ATLANTIC CITY ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	21-0398280
(State of incorporation)	(I.R.S. Employer Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware	19899
(Address of principal executive offices)	(Zip Code)

302-429-3018
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

All 18,320,937 issued and outstanding shares of Atlantic City Electric Company common stock, $3 per share par value, are owned by Conectiv.

ATLANTIC CITY ELECTRIC COMPANY

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating Revenues	$220,979	$225,771

Operating Expenses
Electric fuel and purchased energy and capacity	135,104	110,410
Operation and maintenance	57,470	56,629
Depreciation and amortization	16,958	21,836
Taxes other than income taxes	5,727	9,261
Deferred electric service costs	(16,198)	(4,767)

	199,061	193,369

Operating Income	21,918	32,402

Other Income	2,670	3,662

Interest Expense
Interest charges	13,995	17,805
Allowance for borrowed funds used during construction and capitalized interest	(252)	(125)

	13,743	17,680

Preferred Dividend Requirements On Preferred Securities Of Subsidiary Trusts	1,905	1,905

Income Before Income Taxes	8,940	16,479
Income Taxes	3,883	7,203

Net Income	5,057	9,276
Dividends On Preferred Stock	309	533

Earnings Applicable To Common Stock	$4,748	$8,743

See accompanying Notes to Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$10,564	$14,261
Accounts receivable, net of allowances of $8,401 and $7,804, respectively	142,136	159,679
Inventories, at average cost
Fuel (coal and oil)	19,274	20,331
Materials and supplies	11,098	10,738
Prepaid income taxes	35,384	41,044
Other prepayments	884	1,756
Deferred income taxes	179	181

	219,519	247,990

Investments	3,729	3,666

Property, Plant and Equipment
Electric generation	136,152	136,152
Electric transmission and distribution	1,295,097	1,276,896
Other electric facilities	110,011	116,215
Other property, plant, and equipment	5,772	5,772

	1,547,032	1,535,035
Less: Accumulated depreciation	580,832	569,495

Net plant in service	966,200	965,540
Construction work-in-progress	81,923	74,780

	1,048,123	1,040,320

Deferred Charges and Other Assets
Regulatory assets
Recoverable stranded costs	927,728	930,036
Deferred electric service costs	123,998	106,259
Other non-current regulatory assets	81,364	82,944
Unamortized debt expense	13,526	12,966
Other	7,485	8,149

	1,154,101	1,140,354

Total Assets	$2,425,472	$2,432,330

See accompanying Notes to Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31, 2002	December 31, 2001
CAPITALIZATION AND LIABILITIES

Current Liabilities
Short-term debt	$32,689	$44,951
Long-term debt due within one year	261,450	221,450
Variable rate demand bonds	22,600	22,600
Accounts payable	54,653	58,001
Interest accrued	11,042	17,224
Dividends payable	11,560	6,302
Other	46,421	40,461

	440,415	410,989

Deferred Credits and Other Liabilities
Deferred income taxes, net	476,578	470,420
Deferred investment tax credits	27,975	28,482
Regulatory liability for New Jersey income tax benefit	49,262	49,262
Above-market purchased energy contracts and other electric restructuring liabilities	16,559	16,615
Pension benefit obligation	38,189	35,529
Other postretirement benefit obligation	36,309	36,429
Other	14,636	13,311

	659,508	650,048

Capitalization
Common stock, $3 par value; 18,320,937 shares outstanding 25,000,000 shares authorized	54,963	54,963
Additional paid-in capital	410,194	410,194
Retained earnings	150,383	156,152

Total common stockholder's equity	615,540	621,309
Preferred stock not subject to mandatory redemption	6,231	6,231
Preferred stock subject to mandatory redemption	12,450	12,450
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	95,000	95,000
Long-term debt	596,328	636,303

	1,325,549	1,371,293

Commitments and Contingencies (Note 6)

Total Capitalization and Liabilities	$2,425,472	$2,432,330

See accompanying Notes to Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash Flows From Operating Activities
Net income	$5,057	$9,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,958	25,640
Investment tax credit adjustments, net	(507)	(628)
Deferred income taxes, net	6,563	(24)
Deferred electric service costs	(16,198)	(4,767)
Net change in:
Accounts receivable	17,543	494
Inventories	697	(8,136)
Prepaid New Jersey sales & excise taxes	5,210	10,716
Accounts payable	(3,348)	7,952
Taxes accrued	5,660	8,059
Other current assets and liabilities (1)	(8,283)	(8,037)
Other, net	7,424	(1,669)

Net cash provided by operating activities	36,776	38,876

Cash Flows From Investing Activities
Capital expenditures	(21,188)	(12,592)
Deposits to nuclear decommissioning trust funds	—	(825)
Other, net	(703)	(1,376)

Net cash used by investing activities	(21,891)	(14,793)

Cash Flows From Financing Activities
Common dividends paid	(5,259)	(16,827)
Preferred dividends paid	(309)	(533)
Principal portion of capital lease payments	—	(3,240)
Net change in short-term debt	(12,262)	—
Other, net	(752)	—

Net cash used by financing activities	(18,582)	(20,600)

Net change in cash and cash equivalents	(3,697)	3,483
Cash and cash equivalents at beginning of period	14,261	8,117

Cash and cash equivalents at end of period	$10,564	$11,600

(1)	Other than debt and deferred income taxes classified as current.

See accompanying Notes to Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Financial Statement Presentation

The consolidated condensed interim financial statements contained herein include the accounts of Atlantic City Electric Company (ACE) and its wholly owned subsidiaries and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures that would substantially duplicate the disclosures in ACE’s 2001 Annual Report on Form 10-K have been omitted. Accordingly, ACE’s consolidated condensed interim financial statements contained herein should be read in conjunction with ACE’s 2001 Annual Report on Form 10-K.

As discussed in Notes 1 and 21 to the Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K, under-recoveries of costs related to Basic Generation Service for the first quarter of 2001 have been reclassified within the Consolidated Statements of Income from electric operating revenues to operating expenses, as a separate line item captioned “Deferred electric service costs.”

On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30).” SFAS No. 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, SFAS No. 4 is rescinded effective for fiscal years beginning after May 15, 2002. Due to the rescission of SFAS No. 4, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in ACE’s Consolidated Statement of Income. Among other things, SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

Note 2.    Supplemental Cash Flow Information

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Cash paid (received) for:
Interest, net of amounts capitalized	$19,085	$22,636
Income taxes, net of refunds	$(7,614)	—

ATLANTIC CITY ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Income Taxes

The amounts computed by multiplying “Income before income taxes” by the federal statutory rate is reconciled in the table below to income tax expense on continuing operations.

	Three Months Ended March 31,
	2002		2001
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Statutory federal income tax expense	$3,129	35%	$5,768	35%
State income taxes, net of federal benefit	812	9	1,294	8
Plant basis differences	500	6	704	5
Amortization of investment tax credits	(507)	(6)	(628)	(4)
Other, net	(51)	(1)	65	—

Income tax expense	$3,883	43%	$7,203	44%

Note 4.    Regulatory Matters

As previously reported in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K, under an Agreement and Plan of Merger, Potomac Electric Power Company (Pepco) will acquire Conectiv, and Conectiv and Pepco will become wholly-owned subsidiaries of Pepco Holdings Inc. (the Conectiv/Pepco Merger).

On April 15, 2002, ACE, Pepco, the Staff of the New Jersey Board of Public Utilities (NJBPU), the New Jersey Division of the Ratepayer Advocate, and certain other parties entered into a settlement agreement concerning the Conectiv/Pepco Merger. Among other things, the settlement agreement provides for ACE to forgo recovery through customer rates of $30.5 million of “deferred electric service costs,” ACE to contribute $1.0 million to a fund supporting southern New Jersey schools, and certain customer service guarantees. The settlement agreement is subject to NJBPU approval and contingent upon the closing of the Conectiv/Pepco Merger. Management currently expects the Conectiv/Pepco Merger to close during the second or third quarter of 2002, pending receipt of regulatory approvals from the NJBPU and the SEC.

Note 5.    Agreements for the Sale of Electric Generating Plants

As disclosed in Note 9 to ACE’s Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K, the agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE’s fossil fuel-fired electric generating plants (740 megawatts (MW) of capacity), including the Deepwater Station and B.L. England Station, and ACE’s interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. Management has considered various alternatives for these electric generating assets and decided to conduct another auction of these assets. Management cannot predict the results of the auction or any related impacts upon recoverable stranded costs.

As discussed in Note 6 to ACE’s Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K, the BGS auction awarded about 1,900 MW, or 80% of ACE’s Basic Generation Service (BGS) load to four suppliers for the period from August 1, 2002 to July 31, 2003. If ACE retains the plants discussed above during the period from August 1, 2002 to July 31, 2003, then ACE expects to sell, in the wholesale market, the portion of its electricity supply which exceeds the load requirement of the BGS customers.

ATLANTIC CITY ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Contingencies

Environmental Matters

Hazardous Substances

ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection (NJDEP). ACE is also a defendant in an action to recover costs at a federal superfund site in Gloucester County, New Jersey. ACE’s liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean-up related issues (including whether ACE or a corporate predecessor is responsible for conditions on a particular parcel). ACE’s current liabilities included $3.2 million as of March 31, 2002 and December 31, 2001 for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

Air Quality Regulations

On July 11, 2001, the New Jersey Department of Environmental Protection (NJDEP) denied ACE’s request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. The NJDEP has issued a stay of the denial to authorize ACE to operate Unit 1 with the current fuel until June 30, 2002 and an addendum to the permit/certificate to operate authorizing a trial burn of coal with a sulfur content less than 2.6%. Management is not able to predict the outcome of ACE’s appeal.

On January 31, 2002, Conectiv notified the NJDEP that it was unable to procure all of the 2001 Discrete Emission Reductions (DER) credits required by January 30, 2002 under New Jersey’s NOX (oxides of nitrogen) Reasonably Available Control Technology (RACT) rules. To satisfy 2001 NOX RACT requirements, ACE and Conectiv Atlantic Generation, LLC (CAG) had planned to purchase DER credits for certain electric generating units from Public Service Electric & Gas Company (PSEG) but the credits were removed from the market under a PSEG January 2002 consent decree. On May 4, 2002, ACE, CAG, and the NJDEP entered into an Administrative Consent Order (ACO) to address the ACE and CAG 2001 DER credit shortfall and NJDEP’s allegations that ACE had failed to comply with DER credit use restrictions from 1996 to 2001. The ACO eliminates requirements for ACE and CAG to purchase DER credits for certain ACE and CAG electric generating units through May 1, 2005 and provides, among other things, for installation of new controls on CAG’s electric generating units ($3 million estimated cost), a $1.0 million penalty, a $1.0 million contribution to promote, develop and enhance an urban airshed reforestation project, and operating hour limits at ACE’s Deepwater Unit No. 4.

The United States Environmental Protection Agency (USEPA) requested data from a number of electric utilities regarding older coal-fired units in order to determine compliance with the regulations for the Prevention of Significant Deterioration of Air Quality (PSD). A number of settlements of litigation brought as a result of such inquiries alleging violations of so-called new source standards have been announced. ACE has responded to a number of requests from the USEPA and the NJDEP for data on

ATLANTIC CITY ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coal-fired operations at the Deepwater and B.L. England electric generating stations. On April 16, 2002, the USEPA requested to meet with Conectiv to review the new source provisions of the Clean Air Act. Management cannot predict the impact, if any, of these inquiries on Deepwater or B.L. England operations.

Other Matters

On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. On March 13, 2002, ACE and the City signed an agreement which provides for ACE to receive $23.9 million for the electric distribution facilities within the City limits. The carrying value of the electric distribution facilities was approximately $9.0 million, as of March 31, 2002. After a transition period of 18 to 24 months primarily to reconfigure facilities, the transaction is expected to close and the City is expected to begin providing electric service to the City’s residents previously served by ACE.

Note 7.    Business Segments

During the first quarter of 2002, Conectiv redefined its business segments. Conectiv’s Power Delivery business segment, which had previously included the operating results for delivering electricity to ACE’s customers now also includes the operating results for supplying electricity to ACE’s customers and the operating results of the Deepwater electric generating plant, which produces power sold in transactions not subject to price regulation. As a result, all material aspects of ACE’s operations are conducted in Conectiv’s Power Delivery business segment.

Note 8.    Subsequent Events, Financings

On April 1, 2002, ACE redeemed at maturity $20 million of unsecured 6.46%, Medium Term Notes.

On May 1, 2002, ACE redeemed 124,500 shares of its $7.80 annual dividend rate preferred stock, under mandatory and optional redemption provisions, at the $100 per share stated value or $12.45 million in total.

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Earnings Results Summary

Earnings applicable to common stock were $4.7 million for the first quarter of 2002, compared to $8.7 million for the first quarter of 2001. The $4.0 million earnings decrease was mainly due to lower volumes of regulated electricity deliveries, reflecting the effect of warmer winter weather on electricity usage by customers with electric heating systems. The earnings decrease also reflects lower electricity production and sales by ACE’s deregulated Deepwater electric generating plant, due to the warmer winter weather. Lower interest expense mitigated the earnings decrease.

Regulatory Matters

On April 15, 2002, ACE, Pepco, the Staff of the NJBPU, the New Jersey Division of the Ratepayer Advocate, and certain other parties entered into a settlement agreement concerning the Conectiv/Pepco Merger. Among other things, the settlement agreement provides for ACE to forgo recovery through customer rates of $30.5 million of “deferred electric service costs,” ACE to contribute $1.0 million to a fund supporting southern New Jersey schools, and certain customer service guarantees. The settlement agreement is subject to NJBPU approval and contingent upon the closing of the Conectiv/Pepco Merger. Management currently expects the Conectiv/Pepco Merger to close during the second or third quarter of 2002, pending receipt of regulatory approvals from the NJBPU and the SEC.

Agreements for the Sale of Electric Generating Plants

As disclosed in Note 9 to ACE’s Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K, the agreements between ACE and NRG for the sale of ACE’s fossil fuel-fired electric generating plants, including the Deepwater Station and B.L. England Station (740 MW of capacity), and ACE’s interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. Management has considered various alternatives for these electric generating assets, and decided to conduct another auction of these assets. Management cannot predict the results of the auction or any related impacts upon recoverable stranded costs.

As discussed in Note 6 to ACE’s Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K, the BGS auction awarded about 1,900 MW, or 80% of ACE’s BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. If ACE retains the plants discussed above during the period from August 1, 2002 to July 31, 2003, then ACE expects to sell, in the wholesale market, the portion of its electricity supply which exceeds the load requirement of the BGS customers.

Operating Revenues

	Three Months Ended March 31,
	2002	2001
	(Dollars in millions)
Electric revenues	$219.8	$224.0
Other revenues	1.2	1.8

Total operating revenues	$221.0	$225.8

Electric revenues in the table above are earned primarily from activities subject to rate regulation, including delivering electricity and supplying electricity (Basic Generation Service) to customers located in ACE’s service territory. Electric revenues decreased by $4.2 million to $219.8 million for the first quarter of 2002, from $224.0 million for the first quarter of 2001. The $4.2 million decrease was attributed to (i) a $6.1 million retail revenue decrease from lower retail sales due to warmer winter weather, (ii) a $13.4 million increase in retail revenues due to customers returning to ACE from alternative suppliers, and (iii) an $11.5 million decrease in interchange sale revenues, mainly due to warmer winter weather. The additional revenue from customers returning to ACE from alternative suppliers did not affect earnings due to the rate-making treatment of revenues and costs related to Basic Generation Service.

The gross margin earned from electric revenues is equal to electric revenues decreased by “electric fuel and purchased energy and capacity” expenses and increased by “deferred electric service costs.” The gross margin earned from electric revenues decreased $17.4 million to $100.9 million for the first quarter of 2002, from $118.3 million for the first quarter of 2001.

Operating Expenses

Electric Fuel and Purchased Energy and Capacity

“Electric fuel and purchased energy and capacity” increased $24.7 million for the first quarter of 2002 mainly due to a higher average cost per kilowatt-hour (kWh) of electricity supplied to customers, partly offset by a decrease attributed to lower kWh volume, reflecting lower customer demand for electricity. The average cost per kWh supplied increased primarily due to less output from ACE’s B.L. England plant, which caused more electricity to be purchased.

Operation and Maintenance Expenses

Operation and maintenance expenses increased $0.8 million for the first quarter of 2002 mainly due to higher pension and other postretirement benefit expenses, costs related to the agreements to sell the electric generating plants to NRG, and various other increases, which were largely offset by a decrease due to the sale of ACE’s interests in nuclear electric generating plants in October 2001.

Depreciation and amortization

Depreciation and amortization expenses decreased $4.9 million in the first quarter of 2002 mainly due to the sale of ACE’s interests in nuclear electric generating plants in October 2001.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $3.5 million in the first quarter of 2002 mainly due to expiration of the amortization of a regulatory asset related to New Jersey state excise taxes.

Deferred Electric Service Costs

For the first quarter of 2002, there was an $11.4 million increase in the amount of electric service costs deferred mainly due to an increase in ACE’s cost of providing Basic Generation Service. The balance for ACE’s deferred electric service costs was $124.0 million as of March 31, 2002. ACE’s recovery of the deferred costs is subject to review by the NJBPU, which will determine the amount of cost recovery in accordance with New Jersey’s Electric Discount and Energy Competition Act.

Other Income

Other income decreased $1.0 million in the first quarter of 2002 primarily due to a decrease in interest income due to a lower average investment balance in Conectiv’s money pool, partly offset by interest income accrued in the first quarter of 2002 on deferred electric service costs under the terms of the NJBPU’s Final Decision and Order issued in 2001 concerning restructuring ACE’s utility business.

Interest Expense

Interest expense, net of amounts capitalized, decreased $3.9 million for the first quarter of 2002 mainly due to lower interest rates on ACE’s $171.4 million term loan and $22.6 million of variable rate demand bonds, the redemption of $97.2 million of long-term debt during 2001, and interest expense during the first quarter of 2001 attributed to a regulatory liability for deferred energy supply costs.

Income Taxes

Income taxes decreased $3.3 million for the first quarter of 2002 mainly due to lower income before income taxes.

Liquidity and Capital Resources

Due to $36.8 million of cash provided by operating activities, $21.9 million of cash used by investing activities, and $18.6 million of cash used by financing activities, cash and cash equivalents decreased by $3.7 million during first quarter of 2002.

Net cash provided by operating activities decreased by $2.1 million to $36.8 million for the first quarter of 2002, from $38.9 million for the first quarter of 2001. The decrease reflects the increase in purchased power, which was nearly offset by net cash provided by working capital fluctuations and $7.6 million of current year income tax refunds.

ACE’s capital expenditures during the first quarter of 2002 of $21.2 million were primarily for the electric transmission and distribution systems of ACE, including upgrades related to system reliability and economic development.

Cash flows from financing activities for the first quarter of 2002 consisted of $5.3 million of dividends on common stock paid to Conectiv, $0.3 million of dividends paid to preferred stockholders, a $12.3 million decrease in short-term debt, and $0.8 million of cash used for other financing activities.

ACE’s capital structure, expressed as a percentage of total capitalization, is shown below as of March 31, 2002 and December 31, 2001.

	March 31, 2002	December 31, 2001
Common stockholder’s equity	37.5%	37.4%
Preferred stock	1.1%	1.1%
Preferred trust securities	5.8%	5.8%
Long-term debt and variable rate demand bonds	37.7%	39.7%
Short-term debt and current maturities of long-term debt	17.9%	16.0%

ACE had $261.5 million of long-term debt which was due within one year as of March 31, 2002 and expects such debt will primarily be refunded with proceeds from securitization of stranded costs. See page II-5 of ACE’s 2001 Annual Report on Form 10-K for information concerning securitization. On April 1, 2002, ACE redeemed at maturity $20 million of unsecured 6.46%, Medium Term Notes.

On May 1, 2002, ACE redeemed 124,500 shares of its $7.80 annual dividend rate preferred stock, under mandatory and optional redemption provisions, at the $100 per share stated value or $12.45 million in total.

ACE’s ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividends under the SEC Methods are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.

	3 Months Ended March 31, 2002	Year Ended December 31,
		2001	2000	1999	1998	1997
Ratio of Earnings to Fixed Charges (SEC Method)	1.54	2.67	2.03	2.57	1.66	2.84
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (SEC Method)	1.49	2.58	1.95	2.44	1.55	2.58

On May 8, 2002, Moody’s Investor Service (Moody’s) issued a press release confirming the securities ratings of ACE. The ratings confirmation makes the assumption that the Conectiv/Pepco Merger will occur as planned.

On May 14, 2002, Standard & Poor’s (S&P) issued a press release lowering the corporate credit ratings of ACE and announcing ratings actions for ACE’s securities, some of which include downgrades. S&P stated that the ratings are based upon the receipt of the remaining regulatory approvals for the Conectiv/Pepco Merger. S&P also stated that the ratings actions reflect the consolidated credit measures of Pepco and Conectiv and also reflects the expected issuance of additional debt at Pepco Holdings, Inc. to finance the Conectiv/Pepco Merger.

The credit ratings assigned to securities of ACE are shown in the table below:

Type of Security	Moody’s	S&P
Corporate credit rating	A3	BBB+
Senior secured debt	A2	BBB+
Senior unsecured debt	A3	BBB
Short-term debt	P-1	A-2
Preferred stock	Baa2	BBB-
Preferred trust securities	Baa1	BBB-

The previous ratings for securities of ACE can be found in Item 7 of Part II of ACE’s 2001 Annual Report on Form 10-K. Securities ratings are not a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time by the respective rating agencies. Each rating should be evaluated independently of any other rating. Changes in credit ratings could affect ACE’s cost of capital and access to capital markets.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As previously disclosed under “Quantitative and Qualitative Disclosures About Market Risk” on page II-14 to ACE’s 2001 Annual Report on Form 10-K, ACE is subject to certain market risks. There were no material changes in ACE’s level of market risks as of March 31, 2002 compared to December 31, 2001.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

Information reported under the heading “Environmental Matters,” “Air Quality Regulations” in Note 6 to the Consolidated Financial Statements under Item 1 in Part I herein, is incorporated by reference.

Information reported under the heading “Other Matters” in Note 6 to the Consolidated Financial Statements under Item 1 in Part I herein, concerning an agreement for ACE to sell electric distribution facilities to the City of Vineland is incorporated by reference.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 12-A, Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends (filed herewith)

(b) Reports on Form 8-K

On April 2, 2002, ACE filed a Current Report on Form 8-K dated April 1, 2002 reporting on Item 5, Other Events.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC CITY ELECTRIC COMPANY
(Registrant)

/s/ JOHN C.VAN RODEN
John C. van Roden, Chief Financial Officer
Date: May 15, 2002