Form 10-Q
period 2002-06-30
ATLANTIC CITY ELECTRIC CO
filed 2002-08-14
CIK 8192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3559

Atlantic City Electric Company
(Exact name of registrant as specified in its charter)

New Jersey (State of incorporation)	21-0398280 (I.R.S. Employer Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware (Address of principal executive offices)	19899 (Zip Code)

Registrant’s telephone number, including area code	302-429-3018

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

All 18,320,937 issued and outstanding shares of Atlantic City Electric Company common stock, $3 per share par value, are owned by Conectiv.

Atlantic City Electric Company

SIGNATURE	17

1

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC CITY ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

OPERATING REVENUES	$241,638	$247,323	$462,617	$473,094

OPERATING EXPENSES
Electric fuel and purchased energy and capacity	144,597	149,737	279,701	260,147
Operation and maintenance	63,372	66,593	120,842	123,222
Depreciation and amortization	16,981	21,712	33,939	43,548
Taxes other than income taxes	5,572	8,627	11,299	17,888
Deferred electric service costs	(24,234)	(53,554)	(40,432)	(58,321)

	206,288	193,115	405,349	386,484

OPERATING INCOME	35,350	54,208	57,268	86,610

OTHER INCOME	4,396	2,080	7,066	5,742

INTEREST EXPENSE
Interest charges	14,209	14,465	28,204	32,270
Allowance for borrowed funds used during construction and capitalized interest	(318)	(136)	(570)	(261)

	13,891	14,329	27,634	32,009

PREFERRED DIVIDEND REQUIREMENTS ON PREFERRED SECURITIES OF SUBSIDIARY TRUSTS	1,904	1,904	3,809	3,809

INCOME BEFORE INCOME TAXES	23,951	40,055	32,891	56,534
INCOME TAXES	9,984	16,702	13,867	23,905

NET INCOME	13,967	23,353	19,024	32,629
DIVIDENDS ON PREFERRED STOCK	308	533	617	1,066

EARNINGS APPLICABLE TO COMMON STOCK	$13,659	$22,820	$18,407	$31,563

See accompanying Notes to Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current Assets
Cash and cash equivalents	$4,933	$14,261
Accounts receivable, net of allowances of $9,765 and $7,804, respectively	158,614	159,679
Inventories, at average cost
Fuel (coal and oil)	19,157	20,331
Materials and supplies	11,016	10,738
Prepaid income taxes	34,010	41,044
Other prepayments	36,532	1,756
Deferred income taxes	177	181

	264,439	247,990

Investments	3,394	3,666

Property, Plant and Equipment
Electric generation	140,212	136,152
Electric transmission and distribution	1,311,934	1,276,896
Other electric facilities	109,311	116,215
Other property, plant, and equipment	1,359	5,772

	1,562,816	1,535,035
Less: Accumulated depreciation	589,632	569,495

Net plant in service	973,184	965,540
Construction work-in-progress	88,160	74,780

	1,061,344	1,040,320

Deferred Charges and Other Assets
Regulatory assets
Recoverable stranded costs	919,927	930,036
Deferred electric service costs	149,510	106,259
Other non-current regulatory assets	83,749	82,944
Unamortized debt expense	13,439	12,966
Other	7,755	8,149

	1,174,380	1,140,354

Total Assets	$2,503,557	$2,432,330

See accompanying Notes to Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30, 2002	December 31, 2001

CAPITALIZATION AND LIABILITIES
Current Liabilities
Short-term debt	$118,845	$44,951
Long-term debt due within one year	266,450	221,450
Variable rate demand bonds	22,600	22,600
Accounts payable	67,602	58,001
Interest accrued	16,629	17,224
Dividends payable	6,301	6,302
Other	40,562	40,461

	538,989	410,989

Deferred Credits and Other Liabilities
Deferred income taxes, net	483,190	470,420
Deferred investment tax credits	27,468	28,482
Regulatory liability for New Jersey income tax benefit	49,262	49,262
Above-market purchased energy contracts and other electric restructuring liabilities	16,552	16,615
Pension benefit obligation	40,850	35,529
Other postretirement benefit obligation	36,189	36,429
Other	19,532	13,311

	673,043	650,048

Capitalization
Common stock, $3 par value; 18,320,937 shares outstanding; 25,000,000 shares authorized	54,963	54,963
Additional paid-in capital	410,371	410,194
Retained earnings	158,607	156,152

Total common stockholder's equity	623,941	621,309
Preferred stock not subject to mandatory redemption	6,231	6,231
Preferred stock subject to mandatory redemption	—	12,450
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	95,000	95,000
Long-term debt	566,353	636,303

	1,291,525	1,371,293

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$2,503,557	$2,432,330

See accompanying Notes to Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,024	$32,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,938	49,520
Investment tax credit adjustments, net	(1,014)	(1,256)
Deferred income taxes, net	13,920	21,772
Deferred electric service costs	(40,432)	(58,321)
Net change in:
Accounts receivable	3,139	(39,036)
Inventories	896	(10,012)
Prepaid New Jersey sales & excise taxes	(40,505)	(31,100)
Accounts payable	9,601	27,018
Taxes accrued	7,034	(6,846)
Other current assets and liabilities (1)	5,245	(3,793)
Other, net	3,938	2,025

Net cash provided/(used) by operating activities	14,784	(17,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(49,593)	(30,472)
Sale of assets	7,400	—
Deposits to nuclear decommissioning trust funds	—	(825)
Other, net	(1,118)	(1,476)

Net cash used by investing activities	(43,311)	(32,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(15,776)	(33,655)
Preferred dividends paid	(617)	(1,066)
Long-term debt redeemed	(25,000)	(10,000)
Preferred stock redeemed	(12,450)	(11,500)
Principal portion of capital lease payments	—	(5,971)
Net increase in short-term debt	73,894	—
Other, net	(852)	—

Net cash provided / (used) by financing activities	19,199	(62,192)

Net change in cash and cash equivalents	(9,328)	(112,365)

Cash and cash equivalents at beginning of period	14,261	156,071

Cash and cash equivalents at end of period	$4,933	$43,706

______________

(1)	Other than debt and deferred income taxes classified as current.

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

The following information updates the disclosure Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K concerning the Agreement and Plan of Merger among Pepco Holdings, Inc. (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco) (the Conectiv/Pepco Merger Agreement). On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. in a transaction pursuant to the Conectiv/Pepco Merger Agreement, in which Pepco and Conectiv merged with subsidiaries of Pepco Holdings, Inc. (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Pepco and Conectiv and their respective subsidiaries (including ACE) each became subsidiaries of Pepco Holdings, Inc. ACE continues as a wholly-owned, direct subsidiary of Conectiv.

As discussed in Notes 1 and 21 to the Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K, under-recoveries of costs related to Basic Generation Service (BGS) for the three and six months ended June 30, 2001 have been reclassified within the Consolidated Statements of Income from electric operating revenues to operating expenses, as a separate line item captioned “Deferred electric service costs.”

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

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Note 2. Supplemental Cash Flow Information

	Six Months Ended June 30,

	2002	2001

	(Dollars in thousands)
Cash paid (received) for:
Interest, net of amounts capitalized	$26,551	$32,566
Income taxes, net of refunds	$(5,969)	$10,413

Note 3. Income Taxes

The amounts computed by multiplying “Income before income taxes” by the federal statutory rate is reconciled in the table below to income tax expense on continuing operations.

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in Thousands)
Statutory federal income tax expense	$8,383	35%	$14,019	35%	$11,512	35%	$19,787	35%
State income taxes, net of federal benefit	1,677	7	2,625	7	2,490	7	3,920	7
Plant basis differences	500	2	704	2	1,000	3	1,408	2
Investment tax credit amortization	(507)	(2)	(628)	(2)	(1,014)	(3)	(1,256)	(2)
Other, net	(69)	—	(18)	—	(121)	—	46	—

	$9,984	42%	$16,702	42%	$13,867	42%	$23,905	42%

Note 4. Regulatory Matters

On July 3, 2002, the New Jersey Board of Public Utilities (NJBPU) issued an order approving the Conectiv/Pepco Merger. Among other things, the order provides for ACE to forgo recovery through customer rates of $30.5 million of “deferred electric service costs,” ACE to contribute $1.0 million to a fund supporting southern New Jersey schools, and certain customer service guarantees.

Note 5. Agreements for the Sale of Electric Generating Plants

As disclosed in Note 9 to ACE’s Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K, the agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE’s fossil fuel-fired electric generating plants (740 megawatts (MW) of capacity), including the Deepwater Station and B.L. England Station, and ACE’s interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On May 23, 2002, Conectiv announced that it initiated a second competitive bidding process to sell these ACE-owned fossil fuel-fired electric generating plants. Management expects that the competitive bidding process will result in final sales agreements in the early fall of 2002. Such agreements are subject to review and approval by the NJBPU. Management cannot predict the results of the competitive bidding process, whether the NJBPU will approve any resulting sales agreements, or any related impacts upon recoverable stranded costs.

As discussed in Note 6 to ACE’s Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K, the BGS auction awarded about 1,900 MW, or 80% of ACE’s BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. For times during this period that precede the sale of ACE’s plants discussed above, ACE expects to sell, in the wholesale market, the portion of its electricity supply which exceeds the load requirement of the BGS customers.

Note 6. Preferred Stock

On May 1, 2002, ACE redeemed 124,500 shares of its $7.80 annual dividend rate preferred stock, under mandatory and optional redemption provisions, at the $100 per share stated value or $12.45 million in total.

Note 7. Debt

On April 1, 2002, ACE redeemed at maturity $20 million of unsecured 6.46%, Medium Term Notes.

On May 28, 2002, ACE redeemed at maturity $5 million of secured 7.04% Medium Term Notes.

Effective with the Conectiv/Pepco Merger, Pepco Holdings, Inc. entered into a $1.5 billion credit agreement for general corporate purposes, including commercial paper back-up. Under the Pepco Holdings, Inc. credit agreement, a borrowing sublimit of $1.0 billion exists for Pepco Holdings Inc. and a borrowing sublimit of $500 million exists for aggregate borrowings by Pepco, DPL, and ACE, limited to $300 million for each such borrower.

Note 8. Contingencies

Environmental Matters

Hazardous Substances

ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. ACE is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection (NJDEP). ACE and other parties entered into a consent decree with the U.S. Environmental Protection Agency and NJDEP to address remediation at a federal superfund site in Gloucester County, New Jersey. ACE’s liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean-up related issues (including whether ACE or a corporate predecessor is responsible for conditions on a particular parcel). ACE’s current liabilities included $2.7 million as of June 30, 2002 and $3.2 million as of December 31, 2001 for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

Air Quality Regulations

On July 11, 2001, the New Jersey Department of Environmental Protection (NJDEP) denied ACE’s request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. The NJDEP has issued a stay of the denial to authorize ACE to operate Unit 1 with the current fuel until October 31, 2002 and an addendum to the permit/certificate to operate authorizing a trial burn of coal with a sulfur content less than 2.6%. Management is not able to predict the outcome of ACE’s appeal, including the effects, if any, of trial burn results on the appeal.

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

The United States Environmental Protection Agency (USEPA) requested data from a number of electric utilities regarding older coal-fired units in order to determine compliance with the regulations for the Prevention of Significant Deterioration of Air Quality (PSD). A number of settlements of litigation brought as a result of such inquiries alleging violations of so-called new source standards have been announced. ACE has responded to a number of requests from the USEPA and the NJDEP for data on coal-fired operations at the Deepwater and B.L. England electric generating stations. Management cannot predict the impact, if any, of these inquiries on Deepwater or B.L. England operations.

Other Matters

On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. On March 13, 2002, ACE and the City signed an agreement which provides for ACE to receive $23.9 million for the electric distribution facilities within the City limits. The carrying value of the electric distribution facilities was approximately $8.8 million, as of June 30, 2002. After a transition period of 18 to 24 months primarily to reconfigure facilities, the transaction is expected to close and the City is expected to begin providing electric service to the City’s residents previously served by ACE.

Note 9. Business Segments

Effective January 1, 2002, Conectiv redefined its business segments. Conectiv’s Power Delivery business segment, which had previously included the operating results for delivering electricity to ACE’s customers now also includes the operating results for supplying electricity to ACE’s customers and the operating results of the Deepwater electric generating plant, which produces power sold in transactions not subject to price regulation. As a result, all material aspects of ACE’s operations are conducted in Conectiv’s Power Delivery business segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition of Conectiv

The following information updates the disclosure Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K concerning the Agreement and Plan of Merger among Pepco Holdings, Inc. (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco) (the Conectiv/Pepco Merger Agreement). On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. in a transaction pursuant to the Conectiv/Pepco Merger Agreement, in which Pepco and Conectiv merged with subsidiaries of Pepco Holdings, Inc. (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Pepco and Conectiv and their respective subsidiaries (including ACE) each became subsidiaries of Pepco Holdings, Inc. ACE continues as a wholly-owned, direct subsidiary of Conectiv.

Regulatory Matters

On July 3, 2002, the New Jersey Board of Public Utilities (NJBPU) issued an order approving the Conectiv/Pepco Merger. Among other things, the order provides for ACE to forgo recovery through customer rates of $30.5 million of “deferred electric service costs,” ACE to contribute $1.0 million to a fund supporting southern New Jersey schools, and certain customer service guarantees.

Agreements for the Sale of Electric Generating Plants

As disclosed in Note 9 to ACE’s Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K, the agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE’s fossil fuel-fired electric generating plants (740 megawatts (MW) of capacity), including the Deepwater Station and B.L. England Station, and ACE’s interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On May 23, 2002, Conectiv announced that it initiated a second competitive bidding process to sell these ACE-owned fossil fuel-fired electric generating plants. Management expects that the competitive bidding process will result in final sales agreements in the early fall of 2002. Such agreements are subject to review and approval by the NJBPU. Management cannot predict the results of the competitive bidding process, whether the NJBPU will approve any resulting sales agreements, or any related impacts upon recoverable stranded costs.

As discussed in Note 6 to ACE’s Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K, the BGS auction awarded about 1,900 MW, or 80% of ACE’s BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. For times during this period that precede the sale of ACE’s plants discussed above, ACE expects to sell, in the wholesale market, the portion of its electricity supply which exceeds the load requirement of the BGS customers.

Earnings Results Summary

Earnings applicable to common stock decreased $9.1 million to $13.7 million for the second quarter of 2002, from $22.8 million for the second quarter of 2001. Earnings applicable to common stock decreased $13.2 million to $18.4 million for the six months ended June 30, 2002, from $31.6 million for the six months ended June 30, 2001. The earnings decreases were mainly due to higher total operating expenses for ACE’s electric utility business, which reflected lower deferred electric service costs partly because a return on ACE’s ownership interests in nuclear electric generating plants, which were sold on October 18, 2001, was not reflected in the determination of deferred electric service costs subsequent to the sale of such ownership interests. The decrease in earnings for both periods also reflects lower operating revenues and lower earnings from the deregulated Deepwater electric generating plant, primarily due to lower wholesale electricity prices. The earnings decrease for the six months ended June 30, 2002 also reflects an unfavorable variance for lower customer usage of electricity due to warmer winter weather during 2002 and a favorable variance for lower interest expense.

Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in millions)
Electric revenues	$241.2	$245.9	$461.0	$469.9
Other revenues	0.4	1.4	1.6	3.2

Total operating revenues	$241.6	$247.3	$462.6	$473.1

Electric revenues in the table above are earned primarily from activities subject to rate regulation, including delivering electricity and supplying electricity (Basic Generation Service) to customers located in ACE’s service territory.

Electric revenues decreased by $4.7 million to $241.2 million for the second quarter of 2002, from $245.9 million for the second quarter of 2001. Electric revenues decreased $8.9 million to $461.0 million for the six months ended June 30, 2002, from $469.9 million for the six months ended June 30, 2001. These decreases were primarily attributed to lower revenues from interchange sales, which reflected the sale of ACE’s ownership interests in nuclear electric generating plants and the effect of lower wholesale electricity prices on revenues of the deregulated Deepwater electric generating plant. The decrease in electric revenues was mitigated by higher revenues from retail customers, primarily attributed to commercial businesses.

The gross margin earned from electric revenues is equal to electric revenues decreased by “electric fuel and purchased energy and capacity” expenses and increased by “deferred electric service costs.” The gross margin earned from electric revenues decreased $28.9 million to $120.8 million for the second quarter of 2002, from $149.7 million for the second quarter of 2001. The gross margin earned from electric revenues decreased $46.3 million to $221.7 million for the six months ended June 30, 2002, from $268.0 million for the six months ended June 30, 2001. The decreases reflect lower revenues and a reduction in the amount of deferred electric service costs. The six-month period electric gross margin variance also reflects higher “electric fuel and purchased energy and capacity” expenses.

Effective August 1, 2002, in accordance with the provisions of New Jersey’s Electric Discount and Energy Competition Act and the NJDEP’s Final Decision and Order concerning restructuring ACE’s electric utility business, ACE reduced electric rates by approximately $30 million, or 3.2%, on an annualized basis. For background information concerning the rate decreases which resulted from the restructuring of ACE’s electric utility industry, see Note 6 to the Consolidated Financial Statements included in Item 8 of Part II of ACE’s 2001 Annual Report on Form 10-K.

See “Deferred Electric Service Costs” within the discussion of Operating Expenses for information concerning a filing by ACE for a $71.6 million annual rate increase, with a proposed effective date of August 1, 2003.

Operating Expenses

Electric Fuel and Purchased Energy and Capacity

“Electric fuel and purchased energy and capacity” decreased $5.1 million for the second quarter of 2002 mainly due to a lower average cost per kilowatt-hour (kWh) of electricity supplied to customers. “Electric fuel and purchased energy and capacity” increased $19.6 million for the six months ended June 30, 2002 mainly due to a higher average cost per kWh of electricity supplied to customers, primarily due to less electricity production by ACE’s B.L. England plant in the first quarter of 2002.

Operation and Maintenance Expenses

Operation and maintenance expenses decreased $3.2 million for the second quarter of 2002 and $2.4 million for the six months ended June 30, 2002 mainly due to the effect of the sale of ACE’s interests in nuclear electric generating plants in October 2001, partly offset by higher pension and other postretirement benefit expenses and higher amounts of estimated uncollectible accounts receivable.

Depreciation and amortization

Depreciation and amortization expenses decreased $4.7 million in the second quarter of 2002 and $9.6 million for the six months ended June 30, 2002 mainly due to the sale of ACE’s interests in nuclear electric generating plants in October 2001.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $3.1 million in the second quarter of 2002 and $6.6 million for the six months ended June 30, 2002 mainly due to expiration of the amortization of a regulatory asset related to New Jersey state excise taxes.

Deferred Electric Service Costs

For the three and six months ended June 30, 2002, there were decreases of $29.3 million and $17.9 million, respectively, in the amount of electric service costs deferred mainly due to lower costs related to ACE providing Basic Generation Service, including the return that had been earned on ACE’s ownership interests in nuclear plants until such interests were sold.

The balance for ACE’s deferred electric service costs was $149.5 million as of June 30, 2002. The Decision and Order issued by the NJBPU in connection with the Conectiv/Pepco Merger requires ACE to forgo recovery through customer rates of $30.5 million of deferred electric service costs, effective upon the closing of the Conectiv/Pepco Merger. On August 1, 2002, in accordance with the provisions of New Jersey’s Electric Discount and Energy Competition Act and the NJDEP’s Final Decision and Order concerning restructuring ACE’s electric utility business, ACE petitioned the NJBPU for a $71.6 million, or 8.4%, annualized increase in electric rates, effective August 1, 2003. This proposed rate increase is intended to recover ACE’s deferred cost balance as of August 1, 2003 over a four-year period and reset

Power Delivery rates such that an under-recovery of certain costs is no longer embedded in rates. ACE’s recovery of the deferred costs is subject to review by the NJBPU, which will determine the amount of cost recovery in accordance with New Jersey’s Electric Discount and Energy Competition Act. Also, the Governor of New Jersey has convened a task force to review deferred balances of New Jersey electric utilities and the task force is expected to issue a report in September 2002.

Other Income

Other income increased $2.3 million in the second quarter of 2002 and $1.3 million for the six months ended June 30, 2002 primarily due to interest income accrued in 2002 on deferred electric service costs and billings to customers to recover ACE’s income tax expense on contributions-in-aid of construction, partly offset by a decrease in interest income attributed to a lower average investment balance in Conectiv’s money pool.

Interest Expense

Interest expense, net of amounts capitalized, decreased $0.4 million for the second quarter of 2002 and $4.4 million for the six months ended June 30, 2002. These decreases were mainly due to lower interest rates on ACE’s $171.4 million term loan, the redemption of $97.2 million of long-term debt during 2001, and the redemption of $25.0 million of long-term debt for the six months ended June 30, 2002.

Income Taxes

Income taxes decreased $6.7 million for the second quarter of 2002 and $10.0 million for the six months ended June 30, 2002 mainly due to lower income before income taxes.

Liquidity and Capital Resources

Due to $14.8 million of cash provided by operating activities, $43.3 million of cash used by investing activities, and $19.2 million of cash provided by financing activities, cash and cash equivalents decreased by $9.3 million during the six months ended June 30, 2002.

Net cash provided by operating activities increased by $32.2 million to $14.8 million of cash provided by operations for the six months ended June 30, 2002, from $17.4 million of cash used by operations for the six months ended June 30, 2001. The increase reflects lower income tax and interest expense payments and net cash provided by working capital fluctuations.

ACE’s capital expenditures during the six months ended June 30, 2002 of $49.6 million were primarily for the electric transmission and distribution systems of ACE, including upgrades related to system reliability and economic development. ACE’s cash flows from investing activities for the six months ended June 30, 2002 also included $7.4 million of cash received from an installment payment on the electric distribution system being sold to the City of Vineland, New Jersey, as discussed under “Other Matters” in Note 8 to the Consolidated Financial Statements, herein.

Cash flows from financing activities for the six months ended June 30, 2002 included $15.8 million of dividends on common stock paid to Conectiv, $0.6 million of dividends paid to preferred stockholders, a $73.9 million increase in short-term debt, the redemption of $12.45 million of $7.80 annual dividend rate preferred stock on May 1, 2002, the redemption of $20.0 million of ACE’s 6.46% Medium Term Notes on April 1, 2002, and the redemption of $5.0 million of ACE’s 7.04% Medium Term Notes on May 28, 2002.

ACE’s capital structure, expressed as a percentage of total capitalization, is shown below as of June 30, 2002 and December 31, 2001.

	June 30, 2002	December 31, 2001

Common stockholder’s equity	36.7%	37.4%
Preferred stock	0.4%	1.1%
Preferred trust securities	5.6%	5.8%
Long-term debt and variable rate demand bonds	34.6%	39.7%
Short-term debt and current maturities of long-term debt	22.7%	16.0%

ACE had $266.5 million of long-term debt which was due within one year as of June 30, 2002 and expects such debt will primarily be refunded with proceeds from securitization of stranded costs. See page II-5 of ACE’s 2001 Annual Report on Form 10-K for information concerning securitization.

Effective with the Conectiv/Pepco Merger, Pepco Holdings, Inc. entered into a $1.5 billion credit agreement for general corporate purposes, including commercial paper back-up. Under the Pepco Holdings, Inc. credit agreement, a borrowing sublimit of $1.0 billion exists for Pepco Holdings Inc. and a borrowing sublimit of $500 million exists for aggregate borrowings by Pepco, Delmarva Power & Light Company (DPL), and ACE, limited to $300 million for each such borrower.

ACE’s ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividends under the SEC Methods are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.

	Six Months Ended	Year Ended December 31,
	June 30,
	2002	2001	2000	1999	1998	1997

Ratio of Earnings to Fixed Charges (SEC Method)	1.99	2.67	2.03	2.57	1.66	2.84
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (SEC Method)	1.93	2.58	1.95	2.44	1.55	2.58

On May 8, 2002, Moody’s Investor Service (Moody’s) issued a press release confirming the securities ratings of ACE. On May 14, 2002, Standard & Poor’s (S&P) issued a press release lowering the corporate credit ratings of ACE and announcing ratings actions for ACE’s securities, some of which included downgrades.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) provides a “safe harbor” for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statements. Forward-looking statements have been made in this Report. Such statements are based on beliefs of ACE’s management (“Management”) as well as assumptions made by and information currently available to Management. When used herein, the words “will,” “anticipate,” “estimate,” “expect,” “objective,” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among other, the following: prevailing federal and state governmental policies and regulatory actions affecting the energy industry, including without limitation with respect to allowed rates of return, industry and rate structures, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, deregulation of energy supply, unbundling of delivery services, and present or prospective wholesale and retail competition (including without limitation retail wheeling and transmission costs); an increasingly competitive and volatile energy marketplace, including without limitation volatility in market demand and prices for energy, capacity and fuel and competition for new energy development opportunities and other opportunities; potential negative impacts resulting from an economic downturn; ability to secure electric and natural gas supply to fulfill sales commitments at favorable prices; operating performance of power plants; sales retention and growth; population growth rates and demographic patterns; growth in demand, sales and capacity to fulfill demand; the effects of weather; changes in construction or project costs; unanticipated changes in operating expenses and capital expenditures; operating restrictions; increased costs and construction delays attributable to environmental and safety laws, regulations and policies; legal and administrative proceedings (whether civil or criminal) and settlements that influence the company’s business and profitability; changes in tax rates or policies or in rates of inflation; restrictions on the ability to obtain financing and other restrictions imposed by the Public Utility Holding Company Act of 1935; capital market conditions; interest rate fluctuations and credit market concerns; and effects of geopolitical events, including the threat of domestic terrorism.

Any forward-looking statements speak only as of the date of this Report and ACE undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for ACE to predict all such factors, nor can it assess the impact of any such factor on ACE’s business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As previously disclosed under “Quantitative and Qualitative Disclosures About Market Risk” on page II-14 to ACE’s 2001 Annual Report on Form 10-K, ACE is subject to certain market risks. There were no material changes in ACE’s level of market risks as of June 30, 2002 compared to December 31, 2001.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information reported under the heading “Environmental Matters,” “Air Quality Regulations” in Note 8 to the Consolidated Financial Statements under Item 1 in Part I herein, is incorporated by reference.

Information reported under the heading “Other Matters” in Note 8 to the Consolidated Financial Statements under Item 1 in Part I herein, concerning an agreement for ACE to sell electric distribution facilities to the City of Vineland is incorporated by reference.

Item 5.	Other Information

The following information updates the disclosure in Part I of ACE’s 2001 Annual Report on Form 10-K concerning the PJM Interconnection, L.L.C. (PJM). On April 1, 2002, the transmission system of Allegheny Power began operating under the PJM’s functional control as PJM West. Allegheny Power operates in parts of Maryland, Ohio, Pennsylvania, Virginia, and West Virginia. On June 26, 2002, American Electric Power, Commonwealth Edison, Illinois Power, and National Grid signed a memorandum of understanding with PJM to develop an independent transmission company that would operate as part of PJM West and expand the size of PJM West. On June 25, 2002, Dominion and PJM signed an agreement, which is subject to regulatory approvals, for Dominion’s transmission lines to be operated on a regional basis by PJM, as PJM South.

With the exception of Thomas S. Shaw, ACE’s Board of Directors, as reported in Item 10 of Part III of ACE’s 2001 Annual Report on Form 10-K, were replaced in connection with the change in control that resulted from the Conectiv/Pepco Merger. The following persons were named to the new Board of Directors effective August 1, 2002:

John M. Derrick, Jr., Chairman
Dennis R. Wraase, Director
William T. Torgerson, Director
Andrew W. Williams, Director
Thomas S. Shaw, Director
Joseph M. Rigby, Director.

John M. Derrick, Jr. is the Chief Executive Officer of PHI. After August 14, 2002, John M. Derrick, Jr. is also Chairman of ACE. Dennis R. Wraase is President and Chief Operating Officer of PHI. Andrew W. Williams is Senior Vice President and Chief Financial Officer of PHI. Thomas S. Shaw is Executive Vice President of PHI and Chairman of ACE through August 14, 2002. Joseph M. Rigby is President and Chief Executive Officer of ACE.

The executive officers of ACE, as previously reported on page I-6 in Part I of ACE’s 2001 Annual Report on Form 10-K changed as a result of the Conectiv/Pepco Merger, effective August 1, 2002. John C. van Roden was replaced as Chief Financial Officer. Joseph M. Rigby was elected President and Chief Executive Officer of ACE. James P. Lavin was elected Chief Financial Officer of ACE through and including August 14, 2002. After August 14, 2002, Andrew W. Williams is expected to be Chief Financial Officer of ACE and James P. Lavin is expected to be Controller of ACE. Until August 14, 2002, Thomas S. Shaw is the designated principal executive officer for ACE, after which Joseph M. Rigby, as Chief Executive Officer, will assume that responsibility.

Item 6.	Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 99, Certificate of Chief Executive Officer and Chief Financial Officer

(b)   Reports on Form 8-K

On April 2, 2002, ACE filed a Current Report on Form 8-K dated April 1, 2002 reporting on Item 5, Other Events.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC CITY ELECTRIC COMPANY

(Registrant)

Date: August 14, 2002	/s/ Thomas S. Shaw

Thomas S. Shaw, Chairman (Principal Executive Officer)

/s/ James P. Lavin

James P. Lavin, Chief Financial Officer (Principal Financial and Accounting Officer)