Form 10-Q
period 2002-09-30
ATLANTIC CITY ELECTRIC CO
filed 2002-11-13
CIK 8192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			September 30, 2002
Commission File Number			1-3559

Atlantic City Electric Company (Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)			21-0398280 (I.R.S. Employer Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware (Address of principal executive office)			19899 (Zip Code)
202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
All 18,320,937 issued and outstanding shares of Atlantic City Electric Company common stock, $3 per share par value, are owned by Conectiv.
Atlantic City Electric Company Table of Contents
		Page
Part I. Financial Information:
Item 1.	Financial Statements
	Consolidated Statements of Income for the three and nine months ended September 30, 2002, and September 30, 2001	1
	Consolidated Balance Sheets as of September 30, 2002, and December 31, 2001	2-3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002, and September 30, 2001	4
	Notes to Consolidated Financial Statements	5-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18
Part II. Other Information
Item 1.	Legal Proceedings	18
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures and Certifications		19-24

Part 1. FINANCIAL INFORMATION Item 1. Financial Statements ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

OPERATING REVENUES	$365,621	$337,827	$828,238	$810,921

OPERATING EXPENSES
Electric fuel and purchased energy and capacity	233,374	246,905	513,075	507,052
Operation and maintenance	56,022	63,056	176,864	186,278
Merger-related costs	38,150	-	38,150	-
Depreciation and amortization	17,107	21,869	51,046	65,417
Taxes other than income taxes	7,668	10,747	18,967	28,635
Deferred electric service costs	(8,974)	(67,049)	(49,406)	(125,370)
	343,347	275,528	748,696	662,012
OPERATING INCOME	22,274	62,299	79,542	148,909

OTHER INCOME	6,018	2,361	13,084	8,103

INTEREST EXPENSE
Interest charges	13,654	15,423	41,858	47,693
Allowance for borrowed funds used during construction and capitalized interest	(379)	(216)	(949)	(477)
	13,275	15,207	40,909	47,216

PREFERRED DIVIDEND REQUIREMENTS ON PREFERRED SECURITIES OF SUBSIDIARY TRUSTS	1,905	1,905	5,714	5,714

INCOME BEFORE INCOME TAXES	13,112	47,548	46,003	104,082

INCOME TAXES	3,948	19,841	17,815	43,746

NET INCOME	9,164	27,707	28,188	60,336

DIVIDENDS ON PREFERRED STOCK	66	308	683	1,374

EARNINGS APPLICABLE TO COMMON STOCK	$ 9,098	$ 27,399	$ 27,505	$ 58,962

See accompanying Notes to Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited)
	September 30, 2002	December 31, 2001
ASSETS

Current Assets
Cash and cash equivalents	$ 32,467	$ 14,261
Accounts receivable, net of allowances of $9,712 and $7,804, respectively	178,237	159,679
Inventories, at average cost
Fuel (coal and oil)	12,709	20,331
Materials and supplies	10,834	10,738
Prepaid income taxes	13,570	41,044
Other prepayments	15,939	1,756
Deferred income taxes	175	181
	263,931	247,990

Investments	3,459	3,666

Property, Plant and Equipment
Electric generation	140,210	136,152
Electric transmission and distribution	1,315,862	1,264,311
Other electric facilities	82,147	89,396
Other property, plant, and equipment	1,359	5,772
	1,539,578	1,495,631
Less: Accumulated depreciation	570,939	544,564
Net plant in service	968,639	951,067
Construction work-in-progress	83,671	74,780
Intangibles	13,990	14,941
	1,066,300	1,040,788

Deferred Charges and Other Assets
Regulatory assets
Recoverable stranded costs	875,720	930,036
Deferred electric service costs	129,675	106,259
Other non-current regulatory assets	81,940	82,944
Unamortized debt expense	13,556	12,966
Other	8,005	7,681
	1,108,896	1,139,886

Total Assets	$2,442,586	$2,432,330
See accompanying Notes to Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited)
	September 30, 2002	December 31, 2001

CAPITALIZATION AND LIABILITIES

Current Liabilities
Short-term debt	$ 117,243	$ 44,951
Long-term debt due within one year	241,450	221,450
Variable rate demand bonds	22,600	22,600
Accounts payable	79,502	58,001
Interest accrued	9,835	17,224
Dividends payable	1,043	6,302
Other	60,215	40,461
	531,888	410,989

Deferred Credits and Other Liabilities
Deferred income taxes, net	422,298	470,420
Deferred investment tax credits	26,961	28,482
Regulatory liability for New Jersey income tax benefit	49,262	49,262
Above-market purchased energy contracts and other electric restructuring liabilities	16,417	16,615
Pension benefit obligation	43,683	35,529
Other postretirement benefit obligation	36,834	36,429
Other	21,194	13,311
	616,649	650,048

Capitalization
Common stock, $3 par value; 18,320,937 shares outstanding; 25,000,000 shares authorized
	54,963	54,963
Additional paid-in capital	410,371	410,194
Retained earnings	161,106	156,152
Total common stockholder's equity	626,440	621,309
Preferred stock not subject to mandatory redemption	6,231	6,231
Preferred stock subject to mandatory redemption	-	12,450
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	95,000	95,000
Long-term debt	566,378	636,303
	1,294,049	1,371,293

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$ 2,442,586	$ 2,432,330
See accompanying Notes to Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	Nine Months Ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 28,188	$ 60,336
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	50,854	74,251
Investment tax credit adjustments, net	(1,521)	(1,885)
Deferred income taxes, net	(4,187)	53,956
Deferred electric service costs	(23,416)	(127,855)
Net change in:
Accounts receivable	(15,931)	(44,541)
Inventories	7,526	(4,778)
Prepaid New Jersey sales & excise taxes	(20,209)	(3,215)
Accounts payable	32,982	7,302
Taxes accrued	27,474	(18,674)
Other current assets and liabilities (1)	6,925	(15,031)
Other, net	11,893	10,973
Net cash provided (used) by operating activities	100,578	(9,161)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(68,374)	(50,383)
Sale of assets	7,400	-
Deposits to nuclear decommissioning trust funds	-	(825)
Other, net	(1,769)	(2,421)
Net cash used by investing activities	(62,743)	(53,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(27,633)	(38,913)
Preferred dividends paid	(683)	(1,374)
Long-term debt redeemed	(50,000)	(40,000)
Preferred stock redeemed	(12,450)	(11,500)
Principal portion of capital lease payments	-	(8,835)
Net increase in short-term debt	72,292	24,445
Other, net	(1,155)	(428)
Net cash used by financing activities	(19,629)	(76,605)
Net change in cash and cash equivalents	18,206	(139,395)
Cash and cash equivalents at beginning of period	14,261	156,071
Cash and cash equivalents at end of period	$ 32,467	$ 16,676
(1) Other than debt and deferred income taxes classified as current. See accompanying Notes to Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Financial Statement Presentation

The consolidated condensed interim financial statements contained herein include the accounts of Atlantic City Electric Company (ACE) and its wholly owned subsidiaries and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures that would substantially duplicate the disclosures in ACE's 2001 Annual Report on Form 10-K have been omitted. Accordingly, ACE's consolidated condensed interim financial statements contained herein should be read in conjunction with ACE's 2001 Annual Report on Form 10-K.

The following information updates the disclosures in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2001 Annual Report on Form 10-K concerning the Agreement and Plan of Merger among Pepco Holdings, Inc. (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco) (the Conectiv/Pepco Merger Agreement). On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. in a transaction pursuant to the Conectiv/Pepco Merger Agreement, in which Pepco and Conectiv merged with subsidiaries of Pepco Holdings, Inc. (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Pepco and Conectiv and their respective subsidiaries (including ACE) each became subsidiaries of Pepco Holdings, Inc. ACE continues as a wholly-owned, direct subsidiary of Conectiv.

On July 3, 2002, the New Jersey Board of Public Utilities (NJBPU) issued an order approving the Conectiv/Pepco Merger. Among other things, the order provides for ACE to forgo recovery through customer rates of $30.5 million of "deferred electric service costs," ACE to contribute $1.0 million to a fund supporting southern New Jersey schools, and certain customer service guarantees.

ACE's operating results for each of the three and nine months ended September 30, 2002 include costs related to the Conectiv/Pepco Merger of $38.2 million ($22.6 million after income taxes). The $38.2 million of costs included the following: (i) a $30.5 million write-down of deferred electric service costs based on the terms of an order issued by the NJBPU, as noted above; (ii) $6.6 million for stock options settled in cash, severances, and retention payments; and (iii) $1.0 million for a contribution to a certain fund based on the terms of an order issued by the NJBPU, as noted above. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over ACE, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

As discussed in Notes 1 and 21 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2001 Annual Report on Form 10-K, under-recoveries of costs related to Basic Generation Service (BGS) for the three and nine months ended September 30, 2001 have been reclassified within the Consolidated Statements of Income from electric operating revenues to operating expenses, as a separate line item captioned "Deferred electric service costs."

On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30)." SFAS No. 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, SFAS No. 4 is rescinded effective for fiscal years beginning after May 15, 2002. Due to the rescission of SFAS No. 4, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in ACE's Consolidated Statement of Income.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Note 2. Supplemental Cash Flow Information
		Nine Months Ended September 30,
		2002 2001
		(Dollars in Thousands)
Cash paid (received) for:
Interest, net of amounts capitalized		$46,133		$53,684
Income taxes, net of refunds		$(4,186)		$10,425
Note 3. Income Taxes The amounts computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled in the table below to income tax expense on continuing operations.
	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2001		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Statutory federal income tax expense	$4,589	35%	$16,642	35%	$16,101	35%	$36,429	35%
State income taxes, net of federal benefit	1,192	9	3,175	7	3,681	8	7,095	7
Plant basis differences	500	4	704	1	1,500	3	2,112	1
Investment tax credit amortization	(507)	(4)	(628)	(1)	(1,521)	(3)	(1,885)	(1)
Resolution of income tax matters	(1,909)	(15)	-	-	(1,909)	(4)	-	-
Other, net	83	1	(52)	-	(37)	-	(5)	-
	$3,948	30%	$19,841	42%	$17,815	39%	$43,746	42%

Note 4. Regulatory Matters

Securitization

The information below updates the information included in Note 6 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2001 Annual Report on Form 10-K.

On September 9, 2002, New Jersey enacted an amendment (Amendment) to the 1999 Electric Discount and Energy Competition Act (the New Jersey Act). The Amendment permits the NJBPU to authorize the securitization of deferred balances of electric public utilities resulting from the provisions of the New Jersey Act. The NJBPU may authorize the issuance of transition bonds by an electric public utility or other financing entity in order to (i) recover stranded costs deemed eligible for rate recovery in a stranded cost recovery order; (ii) recover rate reduction requirements determined by the NJBPU to be necessary under the provisions of the New Jersey Act; or (iii) recover basic generation service transition costs. The NJBPU may approve transition bonds with scheduled amortization of up to fifteen years if related to stranded cost recoveries or recoveries of basic generation service transition costs, or the remaining term of purchase power agreements if related to the buyout or buydown of long-term purchase power contracts with non-utility generators (NUGs).

On September 20, 2002, the NJBPU issued a Bondable Stranded Costs Rate Order (Financing Order) to ACE authorizing the issuance of $440 million of Transition Bonds. The proceeds of these bonds will be used to recover the stranded costs associated with the divestiture of the ACE nuclear assets, the buyout of the Pedricktown NUG contract and the buydown of the American Ref-Fuel NUG contract. Also included in the amount authorized is $20 million of transaction costs and capital reduction costs. Management expects that the bonds will be issued by the end of 2002, although this is dependent on conditions in the relevant capital markets at the times of the offerings.

ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) during 2001 as a special purpose entity (SPE) for the sole purpose of purchasing and owning the bondable transition property (BTP), issuing transition bonds (Bonds), pledging ACE Transition Funding's interest in BTP and other collateral to the bond trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. Proceeds from the sale of Bonds will be transferred to ACE in consideration for the BTP, and ACE will use the proceeds to repurchase debt and re-balance its capital structure. When issued, the Bonds of ACE Transition Funding will be included in ACE's Consolidated Balance Sheet.

Note 5. Termination of Agreements for Sale of Electric Generating Plants

As disclosed in Note 9 to ACE's Consolidated Financial Statements included in Item 8 of Part II of ACE's 2001 Annual Report on Form 10-K, the agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE's fossil fuel-fired electric generating plants (740 megawatts (MW) of capacity), including the Deepwater Station and B.L. England Station, and ACE's interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On May 23, 2002, Conectiv announced that it initiated a second competitive bidding process to sell these ACE-owned fossil fuel-fired electric generating plants. Management expects that the competitive bidding process will conclude by the end of 2002. Management cannot predict the results of the competitive bidding process, whether the process will result in any sales agreements, whether the NJBPU will grant the required approval of any resulting sales agreements, or any related impacts upon recoverable stranded costs.

As discussed in Note 6 to ACE's Consolidated Financial Statements included in Item 8 of Part II of ACE's 2001 Annual Report on Form 10-K, the BGS auction awarded about 1,900 MW, or 80% of ACE's BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. The remaining 20% of ACE's BGS load is supplied utilizing ACE's electric supply, consisting of its fossil fuel-fired electric generating plants (excluding Deepwater), which are used first to meet such BGS load, and its NUG contracts, to the extent such electric generating plants are not sufficient to satisfy such load. Any portion of ACE's electric supply that exceeds the load requirement of the BGS customers is sold in the wholesale market. In addition, if any of the four suppliers awarded 80% of ACE's BGS load default on performance, the Company will offer the defaulted load to the other winning bidders. If they are not interested, ACE will then procure the needed supply from the wholesale market. Any costs related to this new supply that are not covered by remuneration from the supplier in default will be included in the calculation of deferred electric service costs, which are subject to NJBPU review and future recovery in customer rate increases.

Note 6. Preferred Stock

On May 1, 2002, ACE redeemed 124,500 shares of its $7.80 annual dividend rate preferred stock, under mandatory and optional redemption provisions, at the $100 per share stated value or $12.45 million in total.

Note 7. Debt

ACE redeemed long-term debt at maturity as follows: (i) $20 million of unsecured 6.46% Medium Term Notes on April 1, 2002; (ii) $5 million of secured 7.04% Medium Term Notes on May 28, 2002; and (iii) $25.0 million of secured 7.01% Medium Term Notes on August 23, 2002.

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

Note 8. Contingencies

Environmental Matters

Hazardous Substances

ACE is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. ACE is a potentially responsible party at a state superfund site and has agreed, along with other responsible parties, to remediate the site pursuant to an Administrative Consent Order with the New Jersey Department of Environmental Protection (NJDEP). ACE and other parties entered into a consent decree with the U.S. Environmental Protection Agency and NJDEP to address remediation at a federal superfund site in Gloucester County, New Jersey. ACE's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean-up related issues (including whether ACE or a corporate predecessor is responsible for conditions on a particular parcel). ACE's current liabilities included $2.3 million as of September 30, 2002 and $3.2 million as of December 31, 2001 for remediation activities at these sites. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

Air Quality Regulations

On July 11, 2001, the New Jersey Department of Environmental Protection (NJDEP) denied ACE's request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. The NJDEP has issued a stay of the denial to authorize ACE to operate Unit 1 with the current fuel until February 28, 2003 and an addendum to the permit/certificate to operate authorizing a trial burn of coal with a sulfur content less than 2.6%. Management is not able to predict the outcome of ACE's appeal, including the effects, if any, of trial burn results on the appeal.

On May 4, 2002, ACE, Conectiv Atlantic Generation, LLC (CAG), and the NJDEP entered into an Administrative Consent Order (ACO) to address ACE's and CAG's inability to procure Discrete Emission Reductions (DER) credits to comply with New Jersey's NOx RACT requirements and NJDEP's allegations that ACE had failed to comply with DER credit use restrictions from 1996 to 2001. The ACO eliminates requirements for ACE and CAG to purchase DER credits for certain ACE and CAG electric generating units through May 1, 2005 and provides, among other things, for installation of new controls on CAG's electric generating units ($7 million estimated cost), a $1.0 million penalty, a $1.0 million contribution to promote, develop and enhance an urban airshed reforestation project, and operating hour limits at ACE's Deepwater Unit No. 4.

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

Other Matters

On October 24, 2000, the City of Vineland, New Jersey (City), filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. On March 13, 2002, ACE and the City signed an agreement that provides for ACE to sell the electric distribution facilities within the City limits, and the related customer accounts, for $23.9 million. The proceeds are being received in installments as milestones are met, and are proceeding on schedule. The remaining proceeds should be received in the second quarter of 2004, when the final milestones will be completed. At that time the assets and customers will be transferred to the City and the sale will be recorded by ACE.

Note 9. Business Segments

Effective January 1, 2002, Conectiv redefined its business segments. Conectiv's Power Delivery business segment, which had previously included the operating results for delivering electricity to ACE's customers now also includes the operating results for supplying electricity to ACE's customers and the operating results of the Deepwater electric generating plant, which produces power sold in transactions not subject to price regulation. As a result, all material aspects of ACE's operations are conducted in Conectiv's Power Delivery business segment.

                              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition of Conectiv by Pepco Holdings, Inc.

The following information updates the disclosures in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of Atlantic City Electric Company's (ACE) 2001 Annual Report on Form 10-K concerning the Agreement and Plan of Merger among Pepco Holdings, Inc. (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco) (the Conectiv/Pepco Merger Agreement). On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. in a transaction pursuant to the Conectiv/Pepco Merger Agreement, in which Pepco and Conectiv merged with subsidiaries of Pepco Holdings, Inc. (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Pepco and Conectiv and their respective subsidiaries (including ACE) each became subsidiaries of Pepco Holdings, Inc. ACE continues as a wholly-owned, direct subsidiary of Conectiv.

On July 3, 2002, the New Jersey Board of Public Utilities (NJBPU) issued an order approving the Conectiv/Pepco Merger. Among other things, the order provides for ACE to forgo recovery through customer rates of $30.5 million of "deferred electric service costs," ACE to contribute $1.0 million to a fund supporting southern New Jersey schools, and certain customer service guarantees.

ACE's operating results for each of the three and nine months ended September 30, 2002 include costs related to the Conectiv/Pepco Merger of $38.2 million ($22.6 million after income taxes). The $38.2 million of costs included the following: (i) a $30.5 million write-down of deferred electric service costs based on the terms of an order issued by the NJBPU, as noted above; (ii) $6.6 million for stock options settled in cash, severances, and retention payments; and (iii) $1.0 million for a contribution to a certain fund based on the terms of an order issued by the NJBPU, as noted above. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over ACE, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

Regulatory Matters

Securitization

The information below updates the information included in Note 6 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2001 Annual Report on Form 10-K.

On September 9, 2002, New Jersey enacted an amendment (Amendment) to the 1999 Electric Discount and Energy Competition Act (the New Jersey Act). The Amendment permits the NJBPU to authorize the securitization of deferred balances of electric public utilities resulting from the provisions of the New Jersey Act. The NJBPU may authorize the issuance of transition bonds by an electric public utility or other financing entity in order to (i) recover stranded costs deemed eligible for rate recovery in a stranded cost recovery order; (ii) recover rate reduction requirements determined by the NJBPU to be necessary under the provisions of the New Jersey Act; or (iii) recover basic generation service transition costs. The NJBPU may approve transition bonds with scheduled amortization of up to fifteen years if related to stranded cost recoveries or recoveries of basic generation service transition costs, or the remaining term of purchase power agreements if related to the buyout or buydown of long-term purchase power contracts with non-utility generators (NUGs).

On September 20, 2002, the NJBPU issued a Bondable Stranded Costs Rate Order (Financing Order) to ACE authorizing the issuance of $440 million of Transition Bonds. The proceeds of these bonds will be used to recover the stranded costs associated with the divestiture of the ACE nuclear assets, the buyout of the Pedricktown NUG contract and the buydown of the American Ref-Fuel NUG contract. Also included in the amount authorized is $20 million of transaction costs and capital reduction costs. Management expects that the bonds will be issued by the end of 2002, although this is dependent on conditions in the relevant capital markets at the times of the offerings.

ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) during 2001 as a special purpose entity (SPE) for the sole purpose of purchasing and owning the bondable transition property (BTP), issuing transition bonds (Bonds), pledging ACE Transition Funding's interest in BTP and other collateral to the bond trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. Proceeds from the sale of Bonds will be transferred to ACE in consideration for the BTP, and ACE will use the proceeds to repurchase debt and re-balance its capital structure. When issued, the Bonds of ACE Transition Funding will be included in ACE's Consolidated Balance Sheet.

Termination of Agreements for Sale of Electric Generating Plants

As disclosed in Note 9 to ACE's Consolidated Financial Statements included in Item 8 of Part II of ACE's 2001 Annual Report on Form 10-K, the agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE's fossil fuel-fired electric generating plants (740 megawatts (MW) of capacity), including the Deepwater Station and B.L. England Station, and ACE's interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On May 23, 2002, Conectiv announced that it initiated a second competitive bidding process to sell these ACE-owned fossil fuel-fired electric generating plants. Management expects that the competitive bidding process will conclude by the end of 2002. Management cannot predict the results of the competitive bidding process, whether the process will result in any sales agreements, whether the NJBPU will grant the required approval of any resulting sales agreements, or any related impacts upon recoverable stranded costs.

As discussed in Note 6 to ACE's Consolidated Financial Statements included in Item 8 of Part II of ACE's 2001 Annual Report on Form 10-K, the Basic Generation Service (BGS) auction awarded about 1,900 MW, or 80% of ACE's BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. The remaining 20% of ACE's BGS load is supplied utilizing ACE's electric supply, consisting of its fossil fuel-fired electric generating plants (excluding Deepwater), which are used first to meet such BGS load, and its NUG contracts, to the extent such electric generating plants are not sufficient to satisfy such load. Any portion of ACE's electric supply that exceeds the load requirement of the BGS customers is sold in the wholesale market. In addition, if any of the four suppliers awarded 80% of ACE's BGS load default on performance, the Company will offer the defaulted load to the other winning bidders. If they are not interested, ACE will then procure the needed supply from the wholesale market. Any costs related to this new supply that are not covered by remuneration from the supplier in default will be included in the calculation of deferred electric service costs, which are subject to NJBPU review and future recovery in customer rate increases.

Earnings Results Summary

Earnings applicable to common stock decreased $18.3 million to $9.1 million for the third quarter of 2002, from $27.4 million for the third quarter of 2001. Earnings applicable to common stock decreased $31.5 million to $27.5 million for the nine months ended September 30, 2002, from $59.0 million for the nine months ended September 30, 2001. The earnings decreases were mainly due to higher total operating expenses for ACE's electric utility business, which reflected lower deferred electric service costs partly because a return on ACE's ownership interests in nuclear electric generating plants, which were sold on October 18, 2001, was not reflected in the determination of deferred electric service costs subsequent to the sale of such ownership interests. In addition, earnings were unfavorably impacted by a $30.5 million write-off of previously deferred electric service costs, as required under the NJBPU order approving the Conectiv/Pepco Merger. The decrease in earnings for both periods also reflects lower earnings from the deregulated Deepwater electric generating plant, primarily due to lower wholesale electricity prices, partially offset by increased customer usage of electricity during the third quarter of 2002 due to hotter summer weather and a favorable variance for lower interest expense.

Operating Revenues
		Three Months Ended September 30,		Nine Months Ended September 30,
		2002 2001		2002 2001
(Dollars in millions)
Electric revenues		$365.3	$336.7	$826.3			$806.6
Other revenues		0.3	1.1	1.9			4.3
Total operating revenues		$365.6	$337.8	$828.2			$810.9

Electric revenues in the table above are earned primarily from activities subject to rate regulation, including delivering electricity and supplying electricity (Basic Generation Service) to customers located in ACE's service territory.

Electric revenues increased by $28.6 million to $365.3 million for the third quarter of 2002, from $336.7 million for the third quarter of 2001. Electric revenues increased $19.7 million to $826.3 million for the nine months ended September 30, 2002, from $806.6 million for the nine months ended September 30, 2001. These increases were primarily attributed to higher revenues from retail customers and higher interchange sales due to hotter weather during the third quarter of 2002. The nine-month period increase also reflects higher retail revenues from commercial businesses, partly offset by lower revenues from the deregulated Deepwater electric generating plant, which reflected the effect of lower wholesale electricity prices earlier in the year.

The gross margin earned from electric revenues is equal to electric revenues decreased by "electric fuel and purchased energy and capacity" expenses and increased by "deferred electric service costs." The gross margin earned from electric revenues decreased $15.9 million to $141.0 million for the third quarter of 2002, from $156.9 million for the third quarter of 2001. The gross margin earned from electric revenues decreased $62.3 million to $362.7 million for the nine months ended September 30, 2002, from $424.9 million for the nine months ended September 30, 2001. The decreases reflect higher revenues offset by a reduction in the amount of deferred electric service costs. The third quarter and nine-month period electric gross margin variances also reflect lower and higher "electric fuel and purchased energy and capacity" expenses in each respective period.

Effective August 1, 2002, in accordance with the provisions of New Jersey's Electric Discount and Energy Competition Act and the NJBPU's Final Decision and Order concerning restructuring ACE's electric utility business, ACE reduced electric rates by approximately $30 million, or 3.2%, on an annualized basis. For background information concerning the rate decreases which resulted from the restructuring of ACE's electric utility industry, see Note 6 to the Consolidated Financial Statements included in Item 8 of Part II of ACE's 2001 Annual Report on Form 10-K.

See "Deferred Electric Service Costs" within the discussion of Operating Expenses for information concerning a filing by ACE for a $71.6 million annual rate increase, with a proposed effective date of August 1, 2003.

Operating Expenses

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" decreased by $13.5 million to $233.4 million for the third quarter of 2002, from $246.9 million for the third quarter of 2001, mainly due to a lower average cost per kilowatt-hour (kWh) of electricity supplied to customers. "Electric fuel and purchased energy and capacity" increased by $6.0 million to $513.1 million for the nine months ended September 30, 2002, from $507.1 million for the nine months ended September 30, 2001, mainly due to a higher average cost per kWh of electricity supplied to customers, primarily due to less electricity production by ACE's B.L. England plant in the first quarter of 2002.

Operation and Maintenance Expenses

Operation and maintenance expenses decreased by $7.0 million to $56.0 million for the third quarter of 2002, from $63.0 million for the third quarter of 2001. Operation and maintenance expenses decreased by $9.4 million to $176.9 million for the nine months ended September 30, 2002, from $186.3 million for the nine months ended September 30, 2001. Both decreases were mainly due to the effect of the sale of ACE's interests in nuclear electric generating plants in October 2001, partly offset by higher pension and other postretirement benefit expenses and higher amounts of estimated uncollectible accounts receivable.

Merger-related Costs

ACE's operating results for each of the three and nine months ended September 30, 2002 include costs related to the Conectiv/Pepco Merger of $38.2 million ($22.6 million after income taxes). The $38.2 million of costs included the following: (i) a $30.5 million write-down of deferred electric service costs based on the terms of an order issued by the NJBPU, as noted above; (ii) $6.6 million for stock options settled in cash, severances, and retention payments; and (iii) $1.0 million for a contribution to a certain fund based on the terms of an order issued by the NJBPU, as noted above. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over ACE, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

Depreciation and amortization

Depreciation and amortization expenses decreased by $4.8 million to $17.1 million in the third quarter of 2002, from $21.9 million in the third quarter of 2001. Depreciation and amortization expenses decreased by $14.4 million to $51.0 million for the nine months ended September 30, 2002, from $65.4 million for the nine months ended September 30, 2001. Both decreases were mainly due to the sale of ACE's interests in nuclear electric generating plants in October 2001.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased by $3.1 million to $7.6 million in the third quarter of 2002, from $10.7 million in the third quarter of 2001. Taxes other than income taxes decreased by $9.7 million to $18.9 million for the nine months ended September 30, 2002, from $28.6 million for the nine months ended September 30, 2001. Both decreases were mainly due to expiration of the amortization of a regulatory asset related to New Jersey state excise taxes.

Deferred Electric Service Costs

Deferred electric service costs decreased by $58.1 million to $(8.9) million for the third quarter of 2002, from $(67.0) million for the third quarter of 2001. Deferred electric service costs decreased by $76.0 million to $(49.4) million for the nine months ended September 30, 2002, from $(125.4) million for the nine months ended September 30, 2001. Both decreases were mainly due to lower costs related to ACE providing Basic Generation Service, including the return that had been earned on ACE's ownership interests in nuclear plants until such interests were sold.

The balance for ACE's deferred electric service costs was $129.7 million as of September 30, 2002, after an entry was made in the third quarter of 2002 pursuant to the Decision and Order issued by the NJBPU in connection with the Conectiv/Pepco Merger. Such Decision and Order required ACE to forgo recovery through customer rates of $30.5 million of deferred electric service costs, effective upon the closing of the Conectiv/Pepco Merger. The expense was included in the "Merger-related Costs" line under operating expenses in operating results for the three and nine months ended September 30, 2002. See the "Acquisition of Conectiv by Pepco Holdings, Inc." discussion above for additional information.

On August 1, 2002, in accordance with the provisions of New Jersey's Electric Discount and Energy Competition Act and the NJBPU's Final Decision and Order concerning restructuring ACE's electric utility business, ACE petitioned the NJBPU for a $71.6 million, or 8.4%, annualized increase in electric rates, effective August 1, 2003. This proposed rate increase is intended to recover ACE's deferred cost balance as of August 1, 2003 over a four-year period and reset Power Delivery rates such that an under-recovery of certain costs is no longer embedded in rates. ACE's recovery of the deferred costs is subject to review by the NJBPU, which will determine the amount of cost recovery in accordance with New Jersey's Electric Discount and Energy Competition Act. The NJBPU has selected an outside auditing firm and has begun its review and audit of the deferral balance of ACE.

Other Income

Other income increased by $3.7 million to $6.0 million in the third quarter of 2002, from $2.3 million in the third quarter of 2001. Other income increased by $5.0 million to $13.1 million for the nine months ended September 30, 2002, from $8.1 million for the nine months ended September 30, 2001. Both increases were primarily due to interest income accrued in 2002 on deferred electric service costs and billings to customers to recover ACE's income tax expense on contributions-in-aid of construction, partly offset by a decrease in interest income attributed to a lower average investment balance in Conectiv's money pool.

Interest Expense

Interest expense, net of amounts capitalized, decreased by $1.9 million to $13.3 million for the third quarter of 2002, from $15.2 million for the third quarter of 2001. Interest expense, net of amounts capitalized, decreased by $6.3 million to $40.9 million for the nine months ended September 30, 2002, from $47.2 million for the nine months ended September 30, 2001. These decreases were mainly due to lower interest rates on ACE's $171.4 million term loan, the redemption of $97.2 million of long-term debt during 2001, and the redemption of $50.0 million of long-term debt.

Income Taxes

Income taxes decreased by $15.9 million to $3.9 million for the third quarter of 2002, from $19.8 million for the third quarter of 2001. Income taxes decreased by $25.9 million to $17.8 million for the nine months ended September 30, 2002, from $43.7 million for the nine months ended September 30, 2001. These decreases were mainly due to lower income before income taxes.

Liquidity and Capital Resources

Due to $100.6 million of cash provided by operating activities, $62.7 million of cash used by investing activities, and $19.6 million of cash used by financing activities, cash and cash equivalents increased by $18.2 million during the nine months ended September 30, 2002.

Net cash provided by operating activities increased by $109.8 million to $100.6 million of cash provided by operations for the nine months ended September 30, 2002, from $9.2 million of cash used by operations for the nine months ended September 30, 2001. The increase reflects lower income tax and interest expense payments and net cash provided by working capital fluctuations.

ACE's capital expenditures during the nine months ended September 30, 2002 of $68.4 million were primarily for the electric transmission and distribution systems of ACE, including upgrades related to system reliability and economic development. ACE's cash flows from investing activities for the nine months ended September 30, 2002 also included $7.4 million of cash received from an installment payment on the electric distribution system being sold to the City of Vineland, New Jersey, as discussed under "Other Matters" in Note 8 to the Consolidated Financial Statements, herein.

Cash flows from financing activities for the nine months ended September 30, 2002 included $27.6 million of dividends on common stock paid to Conectiv, $0.7 million of dividends paid to preferred stockholders, a $72.3 million increase in short-term debt, the redemption of $12.45 million of $7.80 annual dividend rate preferred stock on May 1, 2002, the redemption of $20.0 million of ACE's 6.46%
Medium Term Notes on April 1, 2002, the redemption of $5.0 million of ACE's 7.04% Medium Term Notes on May 28, 2002, and the redemption of $25.0 million of ACE's 7.01% Medium Term Notes on August 23, 2002.

Capital expenditures for the electric transmission and distribution systems are projected to total approximately $86.4 million for the year ended December 31, 2002. For the five-year period 2002-2006, utility capital expenditures are projected to total $386.5 million. These expenditures will be funded through cash provided from operating activities or through funds received from the issuance of short-term debt.

ACE's capital structure, expressed as a percentage of total capitalization, is shown below as of September 30, 2002 and December 31, 2001.

			September 30, 2002		December 31, 2001
Common stockholder's equity			37.4%		37.4%
Preferred stock			0.4%		1.1%
Preferred trust securities			5.7%		5.8%
Long-term debt and variable rate demand bonds			35.1%		39.7%
Short-term debt and current maturities of long-term debt			21.4%		16.0%

ACE had $241.5 million of long-term debt which was due within one year as of September 30, 2002 and expects such debt will primarily be refunded with proceeds from securitization of stranded costs. See page II-5 of ACE's 2001 Annual Report on Form 10-K and Note 4 to the Consolidated Financial Statements herein for information concerning securitization.

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

ACE's ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividends are shown below. See Exhibit 12-A, Ratio of Earnings to Fixed Charges, and Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends, for additional information.

			Nine Months Ended September 30,	Year Ended December 31,
			2002	2001	2000	1999	1998	1997
Ratio of Earnings to Fixed Charges			1.93	2.67	2.03	2.57	1.66	2.84
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends			1.89	2.58	1.95	2.44	1.55	2.58

Forward-Looking Statements

Some of the statements contained in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding the Company's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

The forward-looking statements contained and incorporated by reference herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond the Company's control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);

•			Changes in and compliance with environmental and safety laws and policies;
•			Weather conditions;
•			Population growth rates and demographic patterns;
•			Competition for retail and wholesale customers;
•			General economic conditions, including potential negative impacts resulting from an economic downturn;
•			Growth in demand, sales and capacity to fulfill demand;
•			Changes in tax rates or policies or in rates of inflation;
•			Changes in project costs;
•			Unanticipated changes in operating expenses and capital expenditures;
•			Capital market conditions;
•			Restrictions imposed by the Public Utility Holding Company Act of 1935;
•			Legal and administrative proceedings (whether civil or criminal) and settlements that influence our business and profitability;
•			Pace of entry into new markets;
•			Success in marketing services;
•			Trading counterparty credit risk;
•			Ability to secure electric and natural gas supply to fulfill sales commitments at favorable prices;
•			Volatility in market demand and prices for energy, capacity and fuel;
•			Operating performance of power plants;
•			Interest rate fluctuations and credit market concerns; and
•			Effects of geopolitical events, including the threat of domestic terrorism.

Any forward-looking statements speak only as to the date of this Form 10-Q and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict all such factors, nor can the Company assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on page II-14 to ACE's 2001 Annual Report on Form 10-K, ACE is subject to certain market risks. There were no material changes in ACE's level of market risks as of September 30, 2002 compared to December 31, 2001.

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)   Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information reported under the heading "Environmental Matters," "Air Quality Regulations" in Note 8 to the Consolidated Financial Statements under Item 1 in Part I herein, is incorporated by reference.

Information reported under the heading "Other Matters" in Note 8 to the Consolidated Financial Statements under Item 1 in Part I herein, concerning an agreement for ACE to sell electric distribution facilities to the City of Vineland is incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 12-A, Ratio of Earnings to Fixed Charges

Exhibit 12-B, Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 99, Certificate of Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K

On August 2, 2002, ACE filed a Current Report on Form 8-K dated August 1, 2002, reporting on Item 1, Changes in Control of Registrant and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Atlantic City Electric Company (Registrant)

Date: November 13, 2002			/s/ Andrew W. Williams Andrew W. Williams Chief Financial Officer
CERTIFICATIONS
I, Joseph M. Rigby, Chief Executive Officer of Atlantic City Electric Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Atlantic City Electric Company.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ Joseph M. Rigby _____________________________________ Joseph M. Rigby Chief Executive Officer
I, Andrew W. Williams, Chief Financial Officer of Atlantic City Electric Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Atlantic City Electric Company.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ A. W. Williams _____________________________________ Andrew W. Williams Chief Financial Officer

Exhibit 12-A
Atlantic City Electric Company Ratio of Earnings to Fixed Charges (Dollars in Thousands)
	9 Months Ended September 30,	Year Ended December 31,
	2002	2001	2000	1999	1998	1997

Income before extraordinary item	$28,188	$75,476	$54,434	$63,930	$30,276	$85,747

Income taxes	17,815	46,698	36,746	49,326	18,178	50,442

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	41,858	62,166	76,178	60,562	63,940	64,501
Other interest	1,767	3,314	4,518	3,837	3,435	3,574
Preferred dividend require- ments of subsidiary trusts	5,714	7,619	7,619	7,634	6,052	5,775
Total fixed charges	49,339	73,099	88,315	72,033	73,427	73,850

Earnings before extraordinary item, income taxes and fixed charges	$95,342	$195,273	$179,495	$185,289	$121,881	$210,039

Ratio of earnings to fixed charges	1.93	2.67	2.03	2.57	1.66	2.84

Exhibit 12-B
Atlantic City Electric Company Ratio of Earnings to Fixed Charges and Preferred Dividends (Dollars in Thousands)
	9 Months Ended September 30,	Year Ended December 31,
	2002	2001	2000	1999	1998	1997

Income before extraordinary item	$28,188	$75,476	$54,434	$63,930	$30,276	$85,747

Income taxes	17,815	46,698	36,746	49,326	18,178	50,442

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	41,858	62,166	76,178	60,562	63,940	64,501
Other interest	1,767	3,314	4,518	3,837	3,435	3,574
Preferred dividend require- ments of subsidiary trusts	5,714	7,619	7,619	7,634	6,052	5,775
Total fixed charges	49,339	73,099	88,315	72,033	73,427	73,850

Earnings before extraordinary item, income taxes and fixed charges	$95,342	$195,273	$179,495	$185,289	$121,881	$210,039

Fixed charges	$49,339	$73,099	$88,315	$72,033	$73,427	$73,850

Preferred dividend requirements	1,115	2,724	3,571	3,777	5,289	7,506

	$50,454	$75,823	$91,886	$75,810	$78,716	$81,356

Ratio of earnings to fixed charges and preferred dividends	1.89	2.58	1.95	2.44	1.55	2.58

Exhibit 99
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (Pursuant to 18 U.S.C. Section 1350)

     I, Joseph M. Rigby, Chief Executive Officer, and I, Andrew W. Williams, Chief Financial Officer, of Atlantic City Electric Company, certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Atlantic City Electric Company for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

Dated: November 13, 2002	/s/ Joseph M. Rigby Joseph M. Rigby Chief Executive Officer
Dated: November 13, 2002	/s/ A. W. Williams Andrew W. Williams Chief Financial Officer