Form 10-Q
period 2005-03-31
ATLANTIC CITY ELECTRIC CO
filed 2005-05-09
CIK 8192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2005
Commission File Number	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone Number	I.R.S. Employer Identification Number
001-31403	PEPCO HOLDINGS, INC. (Pepco Holdings or PHI), a Delaware corporation 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	52-2297449
001-01072	POTOMAC ELECTRIC POWER COMPANY (Pepco), a District of Columbia and Virginia corporation 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	53-0127880
001-01405	DELMARVA POWER & LIGHT COMPANY (DPL), a Delaware and Virginia corporation 800 King Street, P.O. Box 231 Wilmington, Delaware 19899 Telephone: (202)872-2000	51-0084283
001-03559	ATLANTIC CITY ELECTRIC COMPANY (ACE), a New Jersey corporation 800 King Street, P.O. Box 231 Wilmington, Delaware 19899 Telephone: (202)872-2000	21-0398280
Continued ________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Pepco Holdings	Common Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Pepco	Serial Preferred Stock, $50 par value

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X . No    .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Pepco Holdings	Yes X No
Pepco	Yes No X
DPL	Yes No X
ACE	Yes No X

     DPL and ACE meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at March 31, 2005
Pepco Holdings	188,786,679 ($.01 par value)
Pepco	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	8,546,017 ($3 par value) (b)
(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, a wholly owned subsidiary of Pepco Holdings.

     THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

________________________________________________________________________________

________________________________________________________________________________________

________________________________________________________________________________________

GLOSSARY OF TERMS
Term	Definition
ABO	Accumulated benefit obligation
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
AOCI	Accumulated Other Comprehensive Income
APB	Accounting Principles Board Opinion
APB No. 25	Accounting Principles Board Opinion "Accounting for Stock Issued to Employees"
APBO	Accumulated Post-Retirement Benefit Obligation
Asset Purchase and Sale Agreement	Asset Purchase and Sale Agreement, dated as of June 7, 2000 and subsequently amended, between Pepco and Mirant (formerly Southern Energy, Inc.) relating to the sale of Pepco's generation assets
Bankruptcy Court	Bankruptcy Court for the Northern District of Texas
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
BTP	Bondable Transition Property
Competitive Energy Business	Consists of the business operations of Conectiv Energy and Pepco Energy Services
Conectiv	A wholly owned subsidiary of PHI which is a PUHCA holding company and the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holding Company and its subsidiaries
DCPSC	District of Columbia Public Service Commission
Debentures	Junior Subordinated Debentures
Default Service	The supply of electricity by DPL to retail customers in Virginia who have not elected to purchase electricity from a competitive supplier
Default Electricity Supply

The supply of electricity within PHI's service territories at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Default Service, SOS, BGS, or POLR service

Default Supply Revenue	The generic term for revenue received from Default Electricity Supply
Delivery revenue	Revenue received for delivering energy to customers
District Court	U.S. District Court for the Northern District of Texas
DMEC	Delaware Municipal Electric Corporation
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ERISA	Employment Retirement Income Security Act of 1974
ESS	Electricity Supply Service
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 45	FASB Interpretation No. 45, entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
i ________________________________________________________________________________________

Term	Definition
FIN 46	FASB Interpretation No. 46, entitled "Consolidation of Variable Interest Entities"
FIN 46R	FASB Interpretation No. 46 (revised December 2003), entitled "Consolidation of Variable Interest Entities"
FIN 47	FASB Interpretation No. 47 entitled "Accounting for Conditional Asset Retirement Obligations"
FirstEnergy	FirstEnergy Corp., formerly Ohio Edison
FirstEnergy PPA	PPAs between Pepco and FirstEnergy Corp. and Allegheny Energy, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
GPC	Generation Procurement Credit
Internal Control over Financial Reporting

A process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

LTIP	Long-Term Incentive Plan
Mirant	Mirant Corporation and certain of its subsidiaries
Mirant Pre-Petition Obligations	Unpaid obligations of Mirant to Pepco existing at the time of filing of Mirant's bankruptcy petition consisting primarily of payments due Pepco in respect of the PPA-Related Obligations
MPSC	Maryland Public Service Commission
MTC	Market transition charge
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NUG	Non-utility generator
OCI	Other Comprehensive Income
OPC	Office of the People's Counsel
Other energy commodity activities	The competitive energy segments' commodity risk management and other energy market activities
Panda	Panda-Brandywine, L.P.
Panda PPA	PPA between Pepco and Panda
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
Pepco TPA Claim	Pepco's $105 million allowed, pre-petition general unsecured claim against Mirant
ii ________________________________________________________________________________________
Term	Definition
Pepcom	Pepco Communications, Inc.
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort service (the supply of electricity by DPL before May 1, 2006 to retail customers in Delaware who have not elected to purchase electricity from a competitive supplier)
Power Delivery	PHI's Power Delivery Businesses
PPA	Power Purchase Agreement
PPA-Related Obligations	Mirant's obligations to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA
PUHCA	Public Utility Holding Company Act of 1935
RARC	Regulatory Asset Recovery Charge
Regulated electric revenues	Revenues for delivery (transmission and distribution) service and electricity supply service
SEC	Securities and Exchange Commission
Settlement Agreement	Amended Settlement Agreement and Release, dated as of October 24, 2003 between Pepco and the Mirant Parties
SFAS	Statement of Financial Accounting Standards
SFAS No. 13	Statement of Financial Accounting Standards No. 13, entitled "Accounting for Leases"
SFAS No. 123	Statement of Financial Accounting Standards No. 123, entitled "Accounting for Stock-Based Compensation"
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, entitled "Share-Based Payment"
SFAS No. 131	Statement of Financial Accounting Standards No. 131, entitled "Disclosures About Segments of an Enterprise and Related Information"
SFAS No. 133	Statement of Financial Accounting Standards No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 143	Statement of Financial Accounting Standards No. 143, entitled "Accounting for Asset Retirement Obligations"
SFAS No. 148	Statement of Financial Accounting Standards No. 148, entitled "Accounting For Stock-Based Compensation - Transition and Disclosure"
SFAS No. 150	Statement of Financial Accounting Standards No. 150, entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"
SMECO	Southern Maryland Electric Cooperative, Inc.
SMECO Agreement	Capacity purchase agreement between Pepco and SMECO
SOS

Standard Offer Service (the supply of electricity by Pepco in the District of Columbia, by Pepco and DPL in Maryland and by DPL in Delaware on and after May 1, 2006, to retail customers who have not elected to purchase electricity from a competitive supplier)

Standard Offer Service revenue or SOS revenue	Revenue Pepco receives for the procurement of energy by Pepco for its SOS customers
Starpower	Starpower Communications, LLC
iii ________________________________________________________________________________________
Term	Definition
Stranded costs

Costs incurred by a utility in connection with providing service which would otherwise be unrecoverable in a competitive or restructured market. Such costs may include costs for generation assets, purchased power costs, and regulatory assets and liabilities, such as accumulated deferred income taxes.

TBC	Transition bond charge
T&D	Transmission and distribution
TPAs	Transition Power Agreements for Maryland and the District of Columbia between Pepco and Mirant
Transition Bonds	Transition bonds issued by ACE Funding
Treasury lock	A hedging transaction that allows a company to "lock-in" a specific interest rate corresponding to the rate of a designated Treasury bond for a determined period of time
VaR	Value at Risk
VSCC	Virginia State Corporation Commission
iv ________________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.

________________________________________________________________________________________

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco	DPL	ACE
Consolidated Statements of Earnings	3	41	62	75
Consolidated Statements of Comprehensive Earnings	4	N/A	N/A	N/A
Consolidated Balance Sheets	5	42	63	76
Consolidated Statements of Cash Flows	7	44	65	78
Notes to Consolidated Financial Statements	8	45	66	79

1 ________________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.

2 ________________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2005	2004
	(Millions, except earnings per share)

Operating Revenue
Power Delivery	$1,104.7	$1,039.2
Competitive Energy	678.9	702.0
Other	21.2	22.9
Total Operating Revenue	1,804.8	1,764.1

Operating Expenses
Fuel and purchased energy	1,087.9	1,067.0
Other services cost of sales	170.6	160.9
Other operation and maintenance	192.0	198.0
Depreciation and amortization	105.7	112.8
Other taxes	81.9	72.0
Deferred electric service costs	19.0	15.0
Gain on sale of assets	(.4)	(12.1)
Total Operating Expenses	1,656.7	1,613.6

Operating Income	148.1	150.5

Other Income (Expenses)
Interest and dividend income	2.0	1.2
Interest expense	(82.8)	(92.6)
Loss from equity investments	(1.1)	(.4)
Other income	15.7	5.3
Other expenses	(.7)	(.7)
Total Other Expenses	(66.9)	(87.2)

Preferred Stock Dividend Requirements of Subsidiaries	.6	.7

Income Before Income Tax Expense	80.6	62.6

Income Tax Expense	34.1	11.4

Income Before Extraordinary Item	46.5	51.2

Extraordinary Item (net of tax of $6.2 million)	9.0	-

Net Income	55.5	51.2

Retained Income at Beginning of Period	863.7	781.0

Dividends on Common Stock	(47.1)	(42.9)

Retained Income at End of Period	$872.1	$789.3

Basic and Diluted Share Information
Weighted average shares outstanding	188.4	171.8
Earnings per share of common stock
Before extraordinary item	$.24	$.30
Extraordinary item	.05	-
Total	$.29	$.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

3 ________________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three Months Ended March 31,
	2005	2004
	(Millions of Dollars)

Net income	$55.5	$51.2

Other comprehensive earnings, net of taxes

Unrealized gains on commodity derivatives designated as cash flow hedges:
Unrealized holding gains arising during period	34.7	21.9
Less: reclassification adjustment for gains included in net earnings	4.0	1.5
Net unrealized gains on commodity derivatives	30.7	20.4

Realized gain on Treasury lock	2.9	2.9

Unrealized gains (losses) on interest rate swap agreements designated as cash flow hedges:
Unrealized holding gains (losses) arising during period	1.1	(9.0)
Less: reclassification adjustment for gains (losses) included in net earnings	.9	(.4)
Net unrealized gains (losses) on interest rate swaps	.2	(8.6)

Unrealized gains on marketable securities:
Unrealized holding gains arising during period	-	.3
Less: reclassification adjustment for gains included in net earnings	-	-
Net unrealized gains on marketable securities	-	.3

Other comprehensive earnings, before taxes	33.8	15.0

Income tax expense	13.6	6.6

Other comprehensive earnings, net of taxes	20.2	8.4

Comprehensive earnings	$75.7	$59.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

4 ________________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31,	December 31,
ASSETS	2005	2004
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$43.4	$29.6
Restricted cash	35.3	42.0
Accounts receivable, less allowance for uncollectible accounts of $46.1 million and $43.7 million, respectively	1,140.5	1,126.9
Fuel, materials and supplies-at average cost	244.3	268.4
Unrealized gains - derivative contracts	118.7	90.3
Prepaid expenses and other	134.1	119.6
Total Current Assets	1,716.3	1,676.8

INVESTMENTS AND OTHER ASSETS
Goodwill	1,431.3	1,430.5
Regulatory assets	1,285.9	1,335.4
Investment in finance leases held in trust	1,237.3	1,218.7
Prepaid pension expense	160.7	165.7
Other	473.5	466.1
Total Investments and Other Assets	4,588.7	4,616.4

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,084.7	11,045.2
Accumulated depreciation	(3,874.3)	(3,957.2)
Net Property, Plant and Equipment	7,210.4	7,088.0

TOTAL ASSETS	$13,515.4	$13,381.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

5 ________________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2004
	(Millions of dollars, except shares)

CURRENT LIABILITIES
Short-term debt	$1,173.9	$836.0
Accounts payable and accrued liabilities	640.6	663.5
Capital lease obligations due within one year	4.9	4.9
Taxes accrued	107.6	59.8
Interest accrued	69.3	90.1
Other	296.6	320.3
Total Current Liabilities	2,292.9	1,974.6

DEFERRED CREDITS
Regulatory liabilities	526.2	391.9
Income taxes	2,004.0	1,981.8
Investment tax credits	54.4	55.7
Other post-retirement benefit obligation	281.3	279.5
Other	218.7	203.7
Total Deferred Credits	3,084.6	2,912.6

LONG-TERM LIABILITIES
Long-term debt	3,974.6	4,362.1
Transition Bonds issued by ACE Funding	516.2	523.3
Long-term project funding	65.3	65.3
Capital lease obligations	121.9	122.1
Total Long-Term Liabilities	4,678.0	5,072.8

COMMITMENTS AND CONTINGENCIES (NOTE 4)

PREFERRED STOCK OF SUBSIDIARIES
Serial preferred stock	27.0	27.0
Redeemable serial preferred stock	27.9	27.9
Total Preferred Stock of Subsidiaries	54.9	54.9

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, 188,786,679 shares and 188,327,510 shares outstanding, respectively	1.9	1.9
Premium on stock and other capital contributions	2,576.3	2,566.2
Capital stock expense	(13.5)	(13.5)
Accumulated other comprehensive loss	(31.8)	(52.0)
Retained income	872.1	863.7
Total Shareholders' Equity	3,405.0	3,366.3

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,515.4	$13,381.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

6 ________________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2005	2004
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$55.5	$51.2
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	(15.2)	-
Depreciation and amortization	105.7	112.8
Gain on sale of assets	(.4)	(12.1)
Gain on sale of other investment	(8.0)	-
Regulatory assets, net	40.7	12.6
Rents received from leveraged leases under income earned	(18.6)	(21.3)
Deferred income taxes	(4.3)	(3.9)
Changes in:
Accounts receivable	(8.8)	46.9
Accounts payable and accrued liabilities	(46.3)	(72.4)
Interest and taxes accrued	40.7	(37.8)
Other changes in working capital	7.9	53.8
Net other operating	19.6	8.3
Net Cash From Operating Activities	168.5	138.1

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(88.3)	(94.3)
Proceeds from sale of assets	.4	28.5
Proceeds from the sale of other investments	23.8	-
Proceeds from sales of marketable securities	-	8.9
Net other investing activities	6.1	(8.3)
Net Cash Used By Investing Activities	(58.0)	(65.2)

FINANCING ACTIVITIES
Dividends paid on common stock	(47.1)	(42.9)
Dividends paid on preferred stock	(.6)	(.7)
Common stock issued for the Dividend Reinvestment Plan	7.0	7.4
Redemption of debentures issued to financing trust	-	(25.0)
Issuances of long-term debt	-	275.0
Reacquisition of long-term debt	(20.5)	(44.5)
Repayment of short-term debt, net	(35.1)	(39.4)
Net other financing activities	(.4)	(4.6)
Net Cash (Used By) From Financing Activities	(96.7)	125.3

Net Increase in Cash and Cash Equivalents	13.8	198.2
Cash and Cash Equivalents at Beginning of Period	29.6	90.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43.4	$288.8

NONCASH ACTIVITIES
Excess depreciation reserve transferred to regulatory liabilities (See Note (4) Commitments and Contingencies, under "Rate Proceedings - New Jersey")	$131.0	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

7 ________________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PEPCO HOLDINGS, INC.
(1) ORGANIZATION
Pepco Holdings, Inc. (Pepco Holdings or PHI) is a diversified energy company that, through its operating subsidiaries, is engaged in two principal business operations:
•	electricity and natural gas delivery (Power Delivery), and
•	competitive energy generation, marketing and supply (Competitive Energy).

     PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA) and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA. As a registered public utility holding company, PHI requires SEC approval to, among other things, issue securities, acquire or dispose of utility assets or securities of utility companies and acquire other businesses. In addition, under PUHCA, transactions among PHI and its subsidiaries generally must be performed at cost and subsidiaries are prohibited from paying dividends out of capital or unearned surplus without SEC approval.

     PHI was incorporated in Delaware on February 9, 2001, for the purpose of effecting the acquisition of Conectiv by Potomac Electric Power Company (Pepco). The acquisition was completed on August 1, 2002, at which time Pepco and Conectiv became wholly owned subsidiaries of PHI. Conectiv was formed in 1998 to be the holding company for Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE) in connection with a merger between DPL and ACE. As a result, DPL and ACE are wholly owned subsidiaries of Conectiv. Conectiv also is a registered public utility holding company under PUHCA.

     PHI Service Company, a subsidiary service company of PHI, provides a variety of support services, including legal, accounting, tax, purchasing and information technology services to Pepco Holdings and its operating subsidiaries. These services are provided pursuant to a service agreement among PHI, PHI Service Company, and the participating operating subsidiaries that has been filed with, and approved by, the SEC under PUHCA. The expenses of the service company are charged to PHI and the participating operating subsidiaries in accordance with costing methodologies set forth in the service agreement.

The following is a description of each of PHI's two principal business operations.
Power Delivery

     The largest component of PHI's business is power delivery, which consists of the transmission and distribution of electricity and the distribution of natural gas. PHI's Power Delivery business is conducted by its three regulated utility subsidiaries: Pepco, DPL and ACE, each of which is a regulated public utility in the jurisdictions that comprise its service territory. Each company is responsible for the delivery of electricity and, in the case of DPL, natural gas in its service territory, for which it is paid tariff rates established by the local public service commission. Each company also provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive energy supplier. Default Electricity Supply is also

_____________________________________________________________________________

known as Default Service in Virginia, Standard Offer Service (SOS) in Maryland and the District of Columbia, as well as in Delaware on and after May 1, 2006, Basic Generation Service (BGS) in New Jersey, and Provider of Last Resort service (POLR) in Delaware before May 1, 2006. The rates each company is permitted to charge for the transmission of electricity is regulated by the Federal Energy Regulatory Commission (FERC). This means that the profitability of the Power Delivery business depends on its ability through the rates it is permitted to charge to recover costs and earn a reasonable return on its capital investments.

Competitive Energy

     The competitive energy business provides competitive generation, marketing and supply of electricity and gas, and related energy management services, primarily in the mid-Atlantic region. PHI's competitive energy operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services).

Other Business Operations

     Over the last several years, PHI has discontinued its investments in non-energy related businesses, including the sale of its aircraft portfolio and the sale of its 50% interest in Starpower Communications LLC. These activities previously had been conducted through Potomac Capital Investment Corporation (PCI) and Pepco Communications, LLC, respectively. PCI's current activities are limited to the management of a portfolio of cross-border energy sale-leaseback transactions, with a book value at March 31, 2005, of approximately $1.2 billion. PCI does not plan on making further investments in non-energy related businesses, and will focus on maintaining the earnings stream from its energy leveraged leases. These remaining operations constitute a business segment entitled "Other Non-Regulated" for financial reporting purposes.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco Holdings' unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in PHI's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of PHI's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco Holdings' financial condition as of March 31, 2005, in accordance with GAAP. Interim results for the three months ended March 31, 2005 may not be indicative of PHI's results that will be realized for the full year ending December 31, 2005, since its Power Delivery subsidiaries' sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

_____________________________________________________________________________

FIN 45

     As of March 31, 2005 Pepco Holdings did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets; however, certain energy marketing obligations of Conectiv Energy were recorded as liabilities.

FIN 46R

     Subsidiaries of Pepco Holdings have power purchase agreements (PPAs) with a number of entities including three ACE Non-Utility Generation contracts (ACE NUGs) and Pepco's agreement with Panda-Brandywine, L.P. (Panda PPA). Due to a variable element in the pricing structure of the ACE NUGs and the Panda PPA, the Pepco Holdings' subsidiaries potentially assume the variability in the operations of the plants of these entities and therefore have a variable interest in the counterparties to these PPAs. As required by FIN 46R, Pepco Holdings continued to conduct exhaustive efforts to obtain information from these four entities but was unable to obtain sufficient information from these four entities to conduct the analysis required under FIN 46R to determine whether these four entities were variable interest entities or if Pepco Holdings' subsidiaries were the primary beneficiary. As a result, Pepco Holdings has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Net purchase activities with the counterparties to the ACE NUGs and the Panda PPA in the quarters ended March 31, 2005 and 2004 were approximately $100 million and $87 million, respectively, of which approximately $91 million and $79 million, respectively, related to power purchases under the ACE NUGs and the Panda PPA. Pepco Holdings' exposure to loss under the agreement with Panda entered into in 1991, pursuant to which Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 is discussed in Note (4), Commitments and Contingencies, under "Relationship with Mirant Corporation." Pepco Holdings does not have loss exposure under the ACE NUGs because cost recovery will be achieved from its customers through regulated rates.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended March 31, 2005 and 2004.
10 _____________________________________________________________________________
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Millions)
Service cost	$9.4	$9.6	$2.1	$2.4
Interest cost	24.3	23.8	8.4	8.3
Expected return on plan assets	(30.7)	(29.8)	(2.5)	(2.8)
Amortization of prior service cost	.3	.3	(1.0)	-
Amortization of net loss	2.5	4.5	2.5	3.1
Net periodic benefit cost	$5.8	$8.4	$9.5	$11.0

Pension

     The 2005 pension net periodic benefit cost for the three months ended March 31, of $5.8 million includes $2.6 million for Pepco, $2.1 million for ACE, and $(1.3) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2004 pension net periodic benefit cost for the three months ended March 31, of $8.4 million includes $3.6 million for Pepco, $2.1 million for ACE, and $(.5) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2004 and 2003 PHI made discretionary tax-deductible cash contributions to the plan of $10 million and $50 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. During the quarter ended March 31, 2005, no contributions were made. The potential discretionary funding of the pension plan in 2005 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

    The 2005 other post-retirement net periodic benefit cost for the three months ended March 31, of $9.5 million includes $3.1 million for Pepco, $2.3 million for ACE, and $2.5 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries. The 2004 other post-retirement net periodic benefit cost for the three months ended March 31, of $11.0 million includes $4.5 million for Pepco, $2.5 million for ACE, and $2.3 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

Stock-Based Compensation

     The objective of Pepco Holdings' Long-Term Incentive Plan (the LTIP) is to increase shareholder value by providing a long-term incentive to reward officers, key employees, and directors of Pepco Holdings and its subsidiaries and to increase the ownership of Pepco

_____________________________________________________________________________

Holdings' common stock by such individuals. Any officer or key employee of Pepco Holdings or its subsidiaries may be designated by PHI's Board of Directors as a participant in the LTIP. Under the LTIP, awards to officers and key employees may be in the form of restricted stock, options, performance units, stock appreciation rights, or dividend equivalents. No awards were granted during the three months ended March 31, 2005.

     Pepco Holdings recognizes compensation costs for the LTIP based on the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the following table illustrates what the effect on net income and basic and diluted earnings per share would have been if Pepco Holdings had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months Ended March 31,
	2005	2004
	(Millions, except Per Share Data)
Net Income, as reported	$55.5	$51.2
Add: Total stock-based employee compensation cost (net of related tax effect of $.4 million in each period) included in net income	.6	.8
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards (net of related tax effect of $.4 million and $.6 million, respectively)	(.7)	(1.1)
Pro forma net income	$55.4	$50.9

Basic and Diluted average common shares outstanding	188.4	171.8
Basic and Diluted earnings per share, as reported	$.29	$.30
Pro forma Basic and Diluted earnings per share	$.29	$.30

Medium-Term Note Retirement
In March 2005, ACE retired at maturity $10 million of 6.67% medium-term notes and $2 million of 6.65% medium-term notes.
Effective Tax Rate

     PHI's effective tax rate before extraordinary item for the three months ended March 31, 2005 was 42% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory tax rate are state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the three months ended March 31, 2004 was 18% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit, including the benefit associated with the retroactive adjustment for the

_____________________________________________________________________________

issuance of final consolidated tax return regulations by a local taxing authority, which is the primary reason for the lower effective rate as compared to 2005), the flow-through of deferred investment tax credits and tax benefits related to certain leveraged leases partially offset by the flow-through of certain book tax depreciation differences.

Extraordinary Item

     On April 19, 2005, a settlement related to ACE's electric distribution rate case was reached among ACE, the staff of the New Jersey Board of Public Utilities (NJBPU), the New Jersey Ratepayer Advocate, and active intervenor parties. As a result of this settlement, ACE reversed $15.2 million ($9.0 million, after-tax) in accruals related to certain deferred costs that are now deemed recoverable. The after-tax credit to income of $9.0 million is classified as an extraordinary item (gain) since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999. See Note (4) Commitments and Contingencies, under "Rate Proceedings - New Jersey" for additional information.

New Accounting Standards
SAB 107 and SFAS 123R

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) which provides implementation guidance on the interaction between FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and certain SEC rules and regulations as well as guidance on the valuation of share-based payment arrangements for public companies.

     In April 2005, the SEC approved a new rule delaying the effective date of SFAS 123R for public companies. Under the SEC's rule, SFAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005 (year ended December 31, 2006 for Pepco Holdings). Pepco Holdings is in the process of completing its evaluation of the impact of SFAS 123R and does not anticipate that its implementation or SAB 107 will have a material effect on PHI's overall financial position or net results of operations.

FIN 47

     In March 2005, The Financial Accounting Standards Board (FASB) published FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that FASB Statement No. 143, Accounting for Asset Retirement Obligations applies to conditional asset retirement obligations as defined and requires that the fair value of a reasonably estimable conditional asset retirement obligation be recognized as part of the carrying amounts of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for Pepco Holdings).  Pepco Holdings is in the process of evaluating the anticipated impact that the implementation of FIN 47 will have on its overall financial position or net results of operations.

_____________________________________________________________________________

(3) SEGMENT INFORMATION

     Based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified its operating segments at March 31, 2005 as Power Delivery, Conectiv Energy, Pepco Energy Services and Other Non-Regulated. Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results as this elimination is accomplished for PHI's consolidated results through the "Corporate and Other" column. Segment financial information for the three months ended March 31, 2005 and 2004, in millions of dollars, is as follows.

	For the Three Months Ended March 31, 2005
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non-Regulated	(a) Corp. & Other	PHI Cons
Operating Revenue	$1,104.7		$509.4	(b)	$352.6	$20.5	$(182.4)	$1,804.8
Operating Expense	990.7	(b)	495.8		348.5	1.2	(179.5)	1,656.7
Operating Income (Loss)	114.0		13.6		4.1	19.3	(2.9)	148.1
Interest Income	1.3		7.1		.4	20.8	(27.6)	2.0
Interest Expense	41.6		13.9		.9	30.0	(3.6)	82.8
Income Tax Expense (Benefit)	34.0		4.5		1.7	4.4	(10.5)	34.1
Extraordinary Item (net of taxes of $6.2 million)	9.0	(c)	-		-	-	-	9.0
Net Income (Loss)	$52.3		$3.1		$2.4	$13.6	$(15.9)	$55.5
Total Assets	$8,562.5		$1,925.3		$515.8	$1,325.2	$1,186.6	$13,515.4
Construction Expenditures	$85.0		$1.6		$.9	$-	$.8	$88.3

(a)

Includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany transactions are eliminated in this line item. Additionally, this line item for "total assets" includes Pepco Holdings' goodwill balance.

(b)							Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $122.9 million for the three months ended March 31, 2005.
(c)

Relates to ACE's electric distribution rate case settlement that resulted in ACE's reversal of $9.0 million in after-tax accruals related to certain deferred costs that are now deemed recoverable. This amount is classified as extraordinary since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

	For the Three Months Ended March 31, 2004
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non-Regulated	(a) Corp. & Other	PHI Cons
Operating Revenue	$1,039.2		$587.8	(b)	$310.7	$21.1	$(194.7)	$1,764.1
Operating Expense	930.7	(b)	572.3		307.8	(3.3)	(193.9)	1,613.6
Operating Income (Loss)	108.5		15.5		2.9	24.4	(.8)	150.5
Interest Income	2.5		1.1		.1	11.4	(13.9)	1.2
Interest Expense	46.5		7.4		.6	21.4	16.7	92.6
Income Tax Expense (Benefit) (c)	27.2		3.4		(.4)	(5.8)	(13.0)	11.4
Net Income (Loss)	$40.8		$5.0		$3.3	$20.1	$(18.0)	$51.2
Total Assets	$8,514.3		$2,048.8		$555.2	$1,336.2	$1,095.3	$13,549.8
Construction Expenditures	$90.9		$2.9		$-	$-	$.5	$94.3

(a)

Includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany transactions are eliminated in this line item. Additionally, this line item for "total assets" includes Pepco Holdings' goodwill balance.

(b)						Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $148.4 million for the three months ended March 31, 2004.
(c)

In February 2004, a local jurisdiction issued final consolidated tax return regulations, which were retroactive to 2001. Under these regulations, Pepco Holdings (parent) and other affiliated companies doing business in this location, now have the necessary guidance to file a consolidated income tax return. This allows Pepco Holdings' subsidiaries with taxable losses to utilize those losses against tax liabilities of Pepco Holdings' companies with taxable income. During the first quarter of 2004, Pepco Holdings and its subsidiaries recorded the impact of the new regulations of $13.2 million for 2001 through 2003.

14 _____________________________________________________________________________

(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court).

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy any additional cash requirements that may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     As part of the Asset Purchase and Sale Agreement, Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its SOS obligations in Maryland through June 2004 and its SOS obligations in the District of Columbia through January 22, 2005.

_____________________________________________________________________________

     To avoid the potential rejection of the TPAs, Pepco and Mirant entered into an Amended Settlement Agreement and Release dated as of October 24, 2003 (the Settlement Agreement) pursuant to which Mirant assumed both of the TPAs and the terms of the TPAs were modified. The Settlement Agreement also provided that Pepco has an allowed, pre-petition general unsecured claim against Mirant Corporation in the amount of $105 million (the Pepco TPA Claim).

     Pepco has also asserted the Pepco TPA Claim against other Mirant entities, which Pepco believes are liable to Pepco under the terms of the Asset Purchase and Sale Agreement's Assignment and Assumption Agreement (the Assignment Agreement). Under the Assignment Agreement, Pepco believes that each of the Mirant entities assumed and agreed to discharge certain liabilities and obligations of Pepco as defined in the Asset Purchase and Sale Agreement. Mirant has filed objections to these claims. Under the original plan of reorganization filed by the Mirant entities with the Bankruptcy Court, certain Mirant entities other than Mirant Corporation would pay significantly higher percentages of the claims of their creditors than would Mirant Corporation. The amount that Pepco will be able to recover from the Mirant bankruptcy estate with respect to the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors of the Mirant entities that are found to be liable for the Pepco TPA Claim.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under the Panda PPA, entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021. In each case, the purchase price is substantially in excess of current market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the FirstEnergy PPA and the Panda PPA (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco in respect of the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim primarily represents a TPA settlement adjustment which is included in the $105 million Proofs of Claim filed by Pepco against the Mirant debtors in respect of the Pepco TPA Claim. In view of the uncertainty as to recoverability, Pepco, in the third quarter of 2003, expensed $14.5 million to establish a reserve against the $29 million receivable from Mirant. In January 2004, Pepco paid approximately $2.5 million to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant. Pepco believes that under the terms

_____________________________________________________________________________

of the Asset Purchase and Sale Agreement, Mirant is obligated to reimburse Pepco for the settlement payment. Accordingly, in the first quarter of 2004, Pepco increased the amount of the receivable due from Mirant by approximately $2.5 million and amended its Proofs of Claim to include this amount. Pepco currently estimates that the $14.5 million expensed in the third quarter of 2003 represents the portion of the entire $31.5 million receivable unlikely to be recovered in bankruptcy, and no additional reserve has been established for the $2.5 million increase in the receivable. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recovered could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Upon motions filed with the U.S. District Court for the Northern District of Texas (the District Court) by Pepco and FERC, in October 2003, the District Court withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. In December 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations on jurisdictional grounds. The District Court's decision was appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation (the Creditors' Committee) to the U.S. Court of Appeals for the Fifth Circuit (the Court of Appeals). On August 4, 2004, the Court of Appeals remanded the case to the District Court saying that the District Court has jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions.

     On December 9, 2004, the District Court issued an order again denying Mirant's motion to reject the PPA-Related Obligations. The District Court found that the PPA-Related Obligations are not severable from the Asset Purchase and Sale Agreement and that the Asset Purchase and Sale Agreement cannot be rejected in part, as Mirant was seeking to do. On December 16, the Creditors' Committee appealed the District Court's order to the Court of Appeals, and on December 20, 2004, Mirant also appealed the District Court's order. Mirant and the Creditors' Committee each filed its brief on April 4, 2005. Pepco's and FERC's briefs are due May 19, 2005. Oral arguments have not yet been scheduled.

     As more fully discussed below, Mirant had been making regular periodic payments in respect of the PPA-Related Obligations. On December 9, 2004, Mirant filed a notice with the Bankruptcy Court that it was suspending payments to Pepco in respect of the PPA-Related Obligations. On December 13, 2004, Mirant failed to make a payment of approximately $17.9 million due to Pepco for the period November 1, 2004 to November 30, 2004. On December 23, 2004, Pepco received a payment of approximately $6.8 million from Mirant, which according to Mirant represented the market value of the power for which payment was due on December 13. At that time, Mirant informed Pepco that it intended to continue to pay the market value, but not the above-market portion, of the power purchased under the PPA-Related Obligations. Pepco disagreed with Mirant's assertion that it need only pay the market value and believed that the amount representing the market value calculated by Mirant was insufficient.

     On January 21, 2005, Mirant made a payment of approximately $21.1 million. Pepco disputed Mirant's contention that the amount paid reflected the full amount due Pepco under these agreements for the applicable periods.

_____________________________________________________________________________

     On January 21, 2005, Mirant filed in the Bankruptcy Court a motion seeking to reject certain of its ongoing obligations under the Asset Purchase and Sale Agreement, including the PPA-Related Obligations (the Second Motion to Reject). On March 1, 2005 (as amended by order dated March 7, 2005), the District Court granted Pepco's motion to withdraw jurisdiction over the Asset Purchase and Sale Agreement rejection proceedings from the Bankruptcy Court. In addition, the District Court ordered Mirant to pay on March 18, 2005, all past-due unpaid amounts under the PPA-Related Obligations. On March 4, 2004, Mirant filed an emergency motion for reconsideration and a stay of the March 1, 2005 order. On March 14, 2005, Pepco filed a response to Mirant's motion.

     On March 16, 2005, the District Court denied Mirant's emergency motion for reconsideration and stay of the District Court's March 1 and March 7 Orders. On the same day, Mirant filed a petition for writ of mandamus, and a motion for stay pending appeal and mandamus review in the Court of Appeals.

     On March 17, 2005, the Court of Appeals issued an Order staying the District Court's Orders of March 1 and March 7, 2005. Accordingly, Mirant was not required to make the payment that was due to Pepco on March 18, 2005 pursuant to the District Court's Orders. On March 28, 2005, in accordance with the Court of Appeals March 17 Order, Pepco, FERC, the Maryland Public Service Commission (MPSC) and Office of the People's Counsel (OPC) of Maryland filed oppositions to Mirant's petition for writ of mandamus in the Court of Appeals. Mirant and the Creditor's Committee filed briefs with the Court of Appeals on April 1, 2005.

On March 28, 2005, Pepco, FERC, the District of Columbia OPC, the MPSC and the Maryland OPC filed oppositions to the Second Motion to Reject in the District Court.

     On April 11, 2005 the Court of Appeals entered an Order vacating the stay it had ordered on March 17, 2005 and denying Mirant's motions for writ of mandamus and stay pending appeal. On April 13, 2005, Pepco received a payment from Mirant in the amount of approximately $57.5 million, representing the full amount then due in respect of the PPA-Related Obligations.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempt to reject the PPA-Related Obligations and other obligations under the Asset Purchase and Sale Agreement in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order granting the rejection and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event that September 18, 2003, is determined to be the effective date of rejection, is approximately $185.6 million as of May 1, 2005.

     Mirant has also indicated to the Bankruptcy Court that it will move to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the

_____________________________________________________________________________

period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) through rejection, if approved, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory, in addition to the amounts described above, is approximately $22.5 million.

     Any repayment by Pepco of amounts paid by Mirant would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Pepco believes that, to the extent such amounts were not recovered from the Mirant bankruptcy estate, they would be recoverable as stranded costs from customers through distribution rates as described below.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's attempt to reject the PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of May 1, 2005, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of May 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.9 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 5.7 cents per kilowatt hour, Pepco estimates that it would cost approximately $6.4 million for the remainder of 2005, the final year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of May 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 16.8 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 9.0 cents per kilowatt hour, Pepco estimates that it would cost approximately $19 million for the remainder of 2005, approximately $29 million in 2006, approximately $30 million in 2007, and approximately $30 million to $44 million annually thereafter through the 2021 contract termination date.

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect to the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to the creditors of the Mirant companies determined to be liable for those claims, and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the MPSC and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the

_____________________________________________________________________________

settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating facility (the SMECO Agreement). The SMECO Agreement expires in 2015 and contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

     On March 15, 2004, Mirant filed a complaint with the Bankruptcy Court seeking a declaratory judgment that the SMECO Agreement is an unexpired lease of non-residential real property rather than an executory contract and that if Mirant were to successfully reject the agreement, any claim against the bankruptcy estate for damages made by SMECO (or by Pepco as subrogee) would be subject to the provisions of the Bankruptcy Code that limit the recovery of rejection damages by lessors. Pepco believes that there is no reasonable factual or legal basis to support Mirant's contention that the SMECO Agreement is a lease of real property. Litigation continues and the outcome of this proceeding cannot be predicted.

Mirant Plan of Reorganization

     On January 19, 2005, Mirant filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. In that plan, Mirant proposed to transfer all assets to "New Mirant" (an entity it proposed to create in the reorganization), with the exception of the PPA-Related Obligations. Mirant proposed that the PPA-Related Obligations would remain in "Old Mirant," which would be a shell entity as a result of the reorganization. Pepco believes this plan cannot be confirmed by the Bankruptcy Court under the law and has submitted objections to the plan. The plan also did not have the support of any of the creditor's committees in the Mirant bankruptcy.

     On March 11, 2005, Mirant filed an application with FERC seeking approval for the internal transfers and corporate restructuring that will result from its proposed Plan of Reorganization. Mirant must obtain FERC approval for these transactions under Section 203 of the Federal

_____________________________________________________________________________

Power Act. On April 1, 2005, Pepco filed a motion to intervene and protest at FERC in connection with Mirant's March 11 FERC filing. On the same date, the District of Columbia OPC also filed a motion to intervene and protest.

On March 25, 2005, Mirant filed its First Amended Plan of Reorganization and First Amended Disclosure Statement. Pepco is currently analyzing this amended plan.
Rate Proceedings
New Jersey

     In February 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and its Regulatory Asset Recovery Charge (RARC) in New Jersey. In December 2003, the NJBPU issued an order also consolidating into this base rate proceeding outstanding issues from several other proceedings. Later in December 2003, ACE filed a Motion for Reconsideration in which it suggested that these additional issues be dealt with in a Phase II to the base rate case to address the outstanding issues identified in the NJBPU's December 2003 order. The parties to the base rate proceeding agreed that a Phase II to the base rate case would be initiated in April 2004. Accordingly, in April 2004, ACE filed testimony with the NJBPU initiating a Phase II to the base rate proceeding, which addressed these additional issues and sought recovery of the $25.4 million of deferred restructuring costs previously transferred into the base rate case (which is also referred to as Phase 1).

     On April 19, 2005, a settlement was reached among ACE, the staff of the NJBPU, the New Jersey Ratepayer Advocate and active intervenor parties. The settlement, if approved by the NJBPU, will resolve issues in both the Phase I proceeding and the other issues referred by the NJBPU to the base rate proceeding and addressed in the Phase II proceeding. No party to either of these proceedings opposes the settlement.

    The proposed settlement will allow for an increase in ACE's base rates of approximately $18.8 million, $2.8 million of which would come from an increase in RARC revenue collections. $16 million of the base rate increase, not related to RARC collections, will be collected annually until such time as base rates change pursuant to another base rate proceeding. The $2.8 million in RARC collections will be collected each year for four years. The $18.8 million increase in base rate revenue will be offset by a base rate revenue decrease in a similar amount in total resulting from a change in depreciation rate, which is further discussed below, similar to what has been adopted by the NJBPU for other New Jersey electric utility companies. Overall, the settlement provides for a net decrease in revenues of approximately $.3 million, consisting of a $3.1 million reduction of distribution revenues offset by the $2.8 million increase in RARC revenue collections mentioned above. The proposed settlement specifies an overall rate of return of 8.14%. The proposed settlement provides for a change in depreciation rates driven by a change in average service lives. In addition, the settlement provides for a change in depreciation technique from remaining life to whole life, including amortization of any calculated excess or deficiencies in the depreciation reserve. As a result of these changes there is a net excess depreciation reserve. Accordingly PHI and ACE recorded a regulatory liability in March 2005 by reducing its depreciation reserve by approximately $131 million. The regulatory liability will be amortized over 8.25 years and will result in a reduction of depreciation and amortization expense on PHI's and ACE's consolidated statements of earnings. While the impact of the settlement will be

_____________________________________________________________________________

essentially revenue and cash neutral to PHI and ACE, there will be a positive annual pre-tax earnings impact to PHI and ACE of approximately $20 million.

     With respect to Phase II issues, which included supply-related deferred costs, the settlement provides for a disallowance of $13.0 million previously recorded to such deferred accounts and specifies the recovery over four years of an adjusted deferred balance of approximately $116.8 million, including a portion of the $25.4 million of costs transferred first into the Phase I proceeding from other proceedings and then ultimately into the Phase II proceeding, offset by the return over one year of over-collected balances in certain other deferred accounts, with the net result being that there will be no rate impact from the deferral account recoveries and credits for at least one year.

     The settlement does not become effective unless approved by the NJBPU. It is likely that the NJBPU will consider the settlement in the second quarter of 2005. While ACE believes it is probable that the NJBPU will approve the settlement, ACE cannot predict with certainty the timing of any NJBPU approval. The settlement does not affect the existing appeal filed by ACE with the Appellate Division of the Superior Court of New Jersey (the NJ Superior Court) related to the July 2004 Final Decision and Order issued by the NJBPU in ACE's restructuring deferral proceeding before the NJBPU under the New Jersey Electric Discount and Energy Competition Act (EDECA), discussed below under "Restructuring Deferral."

Delaware

     In October 2004, DPL submitted its annual Gas Cost Rate (GCR) filing to the Delaware Public Service Commission (DPSC). In its filing, DPL sought to increase its GCR by approximately 16.8% in anticipation of increasing natural gas commodity costs. The GCR, which permits DPL to recover its procurement gas costs through customer rates, became effective November 1, 2004 and is subject to refund pending evidentiary hearings. In addition, in November 2004, DPL filed a supplemental filing seeking approval to further increase GCR rates by an additional 6.5% effective December 29, 2004. The additional GCR increase became effective December 29, 2004 and, similarly, is subject to refund pending evidentiary hearings. The DPSC Staff and the Division of Public Advocate filed their testimony on March 7, 2005 recommending full approval of the GCR changes being sought by DPL, including the revisions to the tariff in the original and supplemental filings. An evidentiary hearing was held on May 5, 2005, at which both DPSC staff and the Division of Public Advocate testified that the rates sought by DPL should be approved as filed. A final order addressing both the November 1 and December 29 increases is expected in the second quarter of 2005.

     Pursuant to the April 16, 2002 merger settlement agreement in Delaware, on May 4, 2005, DPL made a filing with the DPSC whereby DPL seeks approval of a proposed increase of approximately $6.177 million in electric transmission service revenues, or about 1.1% of total Delaware retail electric revenues. This proposed revenue increase is the Delaware retail portion of the increase in the "Delmarva zonal" transmission rates on file with FERC under the Open Access Transmission Tariff (OATT) of the PJM Interconnection, LLC (PJM). This level of revenue increase will decrease to the extent that competitive retail suppliers provide a supply and transmission service to retail customers. In that circumstance, PJM would charge the competitive retail supplier the PJM OATT rate for transmission service into the Delmarva zone and DPL's charges to the retail customer would exclude as a "shopping credit" an amount equal to the standard offer service supply charge and the transmission and ancillary charges that would

_____________________________________________________________________________

otherwise be charged by DPL to the retail customer. DPL has proposed to begin collecting this rate change for service rendered on and after June 3, 2005, subject to refund.

District of Columbia

     Pepco's delivery rates in the District of Columbia generally are capped through July 2007, except with respect to residential low-income customers, for whom rates generally are capped through July 2009. In July 2004, Pepco filed a distribution rate review case with the DCPSC as required by the terms of the Pepco-Conectiv merger settlement approved by the DCPSC to determine whether Pepco's distribution rates would be decreased during the period the rates are capped. In accordance with the terms of the merger settlement, Pepco's distribution rates cannot be increased as a result of this proceeding. On April 7, 2005, the DCPSC approved a settlement of this proceeding which provides that Pepco's current distribution rates will remain unchanged through the end of the rate cap periods set forth above, except as otherwise provided in the merger settlement, or as may otherwise be required by the Commission or by law.

Restructuring Deferral

     Pursuant to a July 1999 summary order issued by the NJBPU under EDECA (which was subsequently affirmed by a final decision and order issued in March 2001), ACE was obligated to provide BGS from August 1, 1999 to at least July 31, 2002 to retail electricity customers in ACE's service territory who did not choose a competitive energy supplier. The order allowed ACE to recover through customer rates certain costs incurred in providing BGS. ACE's obligation to provide BGS was subsequently extended to July 31, 2003. At the allowed rates, for the period August 1, 1999 through July 31, 2003, ACE's aggregate allowed costs exceeded its aggregate revenues from supplying BGS. These under-recovered costs were partially offset by a $59.3 million deferred energy cost liability existing as of July 31, 1999 (LEAC Liability) that was related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs. ACE established a regulatory asset in an amount equal to the balance.

     In August 2002, ACE filed a petition with the NJBPU for the recovery of approximately $176.4 million in actual and projected deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE over the four-year period August 1, 1999 through July 31, 2003. The deferred balance was net of the $59.3 million offset for the LEAC Liability. The petition also requested that ACE's rates be reset as of August 1, 2003 so that there would be no under-recovery of costs embedded in the rates on or after that date. The increase sought represented an overall 8.4% annual increase in electric rates and was in addition to the base rate increase discussed above. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA.

     In July 2003, the NJBPU issued a summary order, which (i) permitted ACE to begin collecting a portion of the deferred costs and reset rates to recover on-going costs incurred as a result of EDECA, (ii) approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003, (iii) transferred to ACE's pending base rate case for further consideration approximately $25.4 million of the deferred balance, and (iv) estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. In July 2004, the NJBPU issued its final order in the restructuring deferral proceeding. The final order did not modify the amount of the

_____________________________________________________________________________

disallowances set forth in the July 2003 summary order, but did provide a much more detailed analysis of evidence and other information relied on by the NJBPU as justification for the disallowances. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. In August 2004, ACE filed with the NJ Superior Court, which hears appeals of New Jersey administrative agencies, including the NJBPU, a Notice of Appeal related to the July 2004 final order. ACE cannot predict the outcome of this appeal.

Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. As of May 1, 2005, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $6.5 million and $5.8 million, respectively. In March 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that is relevant to that principal issue. Comments on the NOPR were filed by several parties in June 2003, and the IRS held a public hearing later in June 2003. As a result of the NOPR, three of the parties in the divestiture case filed comments with the DCPSC urging the DCPSC to decide the tax issues now on the basis of the proposed rule. Pepco filed comments with the DCPSC in reply to those comments, in which Pepco stated that the courts have held and the IRS has stated that proposed rules are not authoritative and that no decision should be issued on the basis of proposed rules. Instead, Pepco argued that the only prudent course of action is for the DCPSC to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues in the proceeding deal with the treatment of internal costs and cost allocations as deductions from the gross proceeds of the divestiture.

     Pepco believes that a sharing of EDIT and ADITC would violate the normalization rules. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. Pepco, in addition to sharing with customers the generation-related ADITC balance, would have to pay to the IRS an amount equal to Pepco's $5.8 million District of Columbia jurisdictional generation-related ADITC balance as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative. As of May 1, 2005, the District of Columbia jurisdictional transmission and distribution-related ADITC balance was approximately $5.8 million.

     Pepco believes that its calculation of the District of Columbia customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco

_____________________________________________________________________________

could be required to make additional gain-sharing payments to District of Columbia customers, including the payments described above related to EDIT and ADITC. Such additional payments (which, other than the EDIT and ADITC related payments, cannot be estimated) would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on Pepco's and PHI's results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition. It is uncertain when the DCPSC will issue a decision.

Maryland

    Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that was raised in the D.C. case. As of May 1, 2005, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT, i.e., $9.1 million as of May 1, 2005, and the generation-related ADITC. If such sharing were to violate the normalization rules, Pepco, in addition to sharing with customers an amount equal to approximately 50 percent of the generation-related ADITC balance, would be unable to use accelerated depreciation on Maryland allocated or assigned property. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's $10.4 million Maryland jurisdictional generation-related ADITC balance as of May 1, 2005, as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. As of May 1, 2005, the Maryland retail jurisdictional transmission and distribution-related ADITC balance was approximately $10.4 million. The Hearing Examiner decided all other issues in favor of Pepco, except that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. See also the disclosure above under "Divestiture Cases - District of Columbia" regarding the March 2003 IRS NOPR.

     Under Maryland law, if the proposed order is appealed to the MPSC, the proposed order is not a final, binding order of the MPSC and further action by the MPSC is required with respect to this matter. Pepco has appealed the Hearing Examiner's decision on the treatment of EDIT and ADITC and corporate reorganization costs to the MPSC. Pepco cannot predict what the outcome of the appeal will be or when the appeal might be decided. Pepco believes that its calculation of the Maryland customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50 percent of the EDIT and ADITC balances described above and make additional gain-sharing payments related to the disallowed severance payments. Such additional payments would be charged to expense in the quarter and year in which a final

_____________________________________________________________________________

decision is rendered and could have a material adverse effect on results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition.

SOS and Default Service Proceedings
District of Columbia

     As more fully described in Note (12), Commitments and Contingencies, to the financial statements of the Pepco Holdings 2004 10-K, in a proceeding initiated by the DCPSC to consider issues relating to (a) the establishment of terms and conditions for providing SOS in the District of Columbia after Pepco's obligation to provide SOS terminated on February 7, 2005, and (b) the selection of a new SOS provider, the DCPSC issued an order in March 2004 adopting the wholesale SOS model. Under this model, Pepco would continue to be the SOS provider in the District of Columbia after February 7, 2005. This March 2004 order, as amended by a DCPSC order issued in July 2004, also extended Pepco's obligation to provide SOS at market rates for up to an additional 76 months for small commercial and residential customers, and for an additional 28 months for large commercial customers.

     In August 2004, the DCPSC issued an order approving administrative charges including an average margin for Pepco of approximately $0.00248 per kilowatt hour, calculated based on total sales to residential, small and large commercial District of Columbia SOS customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the amount of electricity used by the respective classes of customers over the time period. The administrative charges went into effect for Pepco's District of Columbia SOS sales on February 8, 2005. Pepco completed the first competitive procurement process for District of Columbia SOS at the end of October and filed the proposed new SOS rates with the DCPSC on November 3, 2004.

     The TPA with Mirant under which Pepco obtained the fixed-rate DC SOS supply ended on January 22, 2005, while the new SOS supply contracts with the winning bidders in the competitive procurement process began on February 1, 2005. Pepco procured power separately on the market for next-day deliveries to cover the period from January 23 through January 31, 2005, before the new District of Columbia SOS contracts began. Consequently, Pepco had to pay the difference between the procurement cost of power on the market for next-day deliveries and the current District of Columbia SOS rates charged to customers during the period from January 23 through January 31, 2005. In addition, because the new District of Columbia SOS rates did not go into effect until February 8, 2005, Pepco had to pay the difference between the procurement cost of power under the new District of Columbia SOS contracts and the District of Columbia SOS rates charged to customers for the period from February 1 to February 7, 2005. The total amount of the difference is estimated to be approximately $8.7 million. This difference, however, will be included in the calculation of the Generation Procurement Credit (GPC) for the District of Columbia for the period February 8, 2004 through February 7, 2005. The GPC provides for a sharing between Pepco's customers and shareholders, on an annual basis, of any margins, but not losses, that Pepco earned providing SOS in the District of Columbia during the four-year period from February 8, 2001 through February 7, 2005. Currently, based on the rates paid by Pepco to Mirant under the TPA Settlement, there is no customer sharing. However, in the event that Pepco were to ultimately realize a significant

_____________________________________________________________________________

recovery from the Mirant bankruptcy estate associated with the TPA Settlement, the GPC would be recalculated, and the amount of customer sharing with respect to such recovery would be reduced because of the $8.7 million loss being included in the GPC calculation.

Maryland

     Under a settlement approved by the MPSC in April 2003, Pepco is required to provide SOS at market rates to residential and small commercial customers through May 2008, to medium-sized commercial customers through May 2006, and to large commercial customers through May 2005. In accordance with the settlement, Pepco purchases the power supply required to satisfy its market rate SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved by the MPSC. Pepco is entitled to recover from its SOS customers the cost of the SOS supply plus an average margin of $0.002 per kilowatt hour, calculated based on total sales to residential, small and large commercial Maryland SOS customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the amount of electricity used by the respective classes of customers over the time period.

     Under a settlement approved by the MPSC in April 2003, DPL is required to provide SOS supply at market rates to residential and small commercial customers through May 2008, to medium-sized commercial customers through May 2006, and to large commercial customers through May 2005. In accordance with the settlement, DPL purchases the power supply required to satisfy its market rate SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC. DPL is entitled to recover from its SOS customers the costs of the SOS supply plus an average margin of $0.002 per kilowatt hour, calculated based on total sales to residential, small, and large commercial Maryland SOS customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the amount of electricity used by the respective classes of customers over the time period.

Virginia

     Under amendments to the Virginia Electric Utility Restructuring Act implemented in March 2004, DPL is obligated to offer default service to customers in Virginia for an indefinite period until relieved of that obligation by the VSCC. DPL currently obtains all of the energy and capacity needed to fulfill its default service obligations in Virginia under a supply agreement with Conectiv Energy that commenced on January 1, 2005 and expires in May 2006. A prior agreement, also with Conectiv Energy, terminated effective December 31, 2004. DPL entered into this supply agreement after conducting a competitive bid procedure in which Conectiv Energy was the lowest bidder.

     In October 2004, DPL filed an application with the VSCC for approval to increase the rates that DPL charges its Virginia default service customers to allow it to recover its costs for power under the new supply agreement plus an administrative charge and a margin. A VSCC order issued in November 2004 allowed DPL to put interim rates into effect on January 1, 2005, subject to refund if the VSCC subsequently determined the rate is excessive. The interim rates reflected an increase of 1.0247 cents per kwh to the fuel rate, which provide for recovery of the entire amount being paid by DPL to Conectiv Energy, but did not include an administrative charge or margin, pending further consideration of this issue. Therefore, the November 2004

_____________________________________________________________________________

order also directed the parties to file memoranda concerning whether administrative costs and a margin are properly recovered through a fuel clause mechanism. Memoranda were filed by DPL, the VSCC Staff and Virginia's Office of Attorney General. The VSCC ruled in January 2005 that the administrative charge and margin are base rate items not recoverable through a fuel clause. No appeal is planned regarding this filing. A settlement resolving all other issues and making the interim rates final was filed on March 4, 2005, the amount of the final rates being contingent only on possible future adjustment depending on the result of a related proceeding at FERC. The VSCC approved the settlement on March 25, 2005.

     In October 2004, Conectiv Energy made a filing with FERC requesting authorization to enter into a contract to supply power to an affiliate, DPL, under the supply agreement described above. In December 2004, FERC granted the requested authorization effective January 1, 2005, subject to refund and hearings on the narrow question whether, in the absence of direct VSCC oversight over the DPL competitive bid process, DPL unduly preferred its own affiliate, Conectiv Energy, in the design and implementation of the DPL competitive bid process, or unduly favored Conectiv Energy in the credit criteria and analysis applied. DPL cannot predict the outcome of this proceeding.

Delaware

     Under a settlement approved by the DPSC, DPL is required to provide POLR service to retail customers in Delaware until May 1, 2006. In October 2004, the DPSC initiated a proceeding to investigate and determine which entity should act as the SOS supplier in DPL's Delaware service territory after May 1, 2006, and what prices should be charged for SOS after May 1, 2006. The process used in Delaware consists of three separate stages. The stage 1 process was constructed to allow the DPSC to determine by February 28, 2005 the fundamental issues related to the selection of an SOS supplier. Stage 2 would resolve issues relating to the process under which supply would be acquired by the SOS provider and the way in which SOS prices would be set and monitored. In Stage 3, these selection and pricing mechanisms would be implemented to determine the post-May 2006 SOS supplier and the post-May 2006 SOS price. On January 26, 2005, the DPSC Staff issued a report recommending to the DPSC that DPL be selected as the SOS supplier, subject to further discussions as to how to establish SOS prices. On March 22, 2005, the DPSC issued an order approving DPL as the SOS provider at market rates after May 1, 2006, when DPL's current fixed rate POLR obligation ends. The DPSC will determine in the future the duration of DPL's market rate SOS obligation and the margin, if any, that it will be permitted to earn in conjunction with providing the SOS. The DPSC also approved a structure whereby DPL will purchase the power supply required to satisfy its market rate SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure.

Proposed Shut Down of B.L. England Generating Facility; Construction of Transmission Facilities

    Pursuant to a September 2003 NJBPU order, ACE filed a report in April 2004 with the NJBPU recommending that the B.L. England generating facility be shut down. The report stated that the operation of the B.L. England facility is necessary at the time of the report to satisfy reliability standards, but that those reliability standards could also be satisfied in other ways. The report concludes that, based on B.L. England's current and projected operating costs resulting from compliance with more restrictive environmental requirements, the most cost-

_____________________________________________________________________________

effective way in which to meet reliability standards is to shut down the B.L. England facility and construct additional transmission enhancements in southern New Jersey.

     The terms of an April 26, 2004 preliminary settlement among PHI, Conectiv, ACE, the New Jersey Department of Environmental Protection (NJDEP) and the Attorney General of New Jersey, which are further discussed under "Preliminary Settlement Agreement with NJDEP," below, established emission limits for B.L. England's operations (which would become applicable on October 1, 2008 for Unit 1 and on May 1, 2009 for Unit 2 if B.L. England is not shut down) and required ACE to seek necessary approvals from agencies that may have jurisdiction to shut down and permanently cease operations at B.L. England by December 15, 2007, and to obtain approval to construct necessary substation and transmission facilities.

     In letters dated May and September 2004 to PJM, ACE informed PJM of its intent, as owner of the B.L. England generating plant, to retire the entire plant (447 MW) on December 15, 2007. PJM completed its independent analysis to determine the upgrades required to eliminate any identified reliability problems resulting from the retirement of B.L. England and recommended that certain transmission upgrades be installed prior to the summer of 2008. ACE's independent assessment confirmed that the transmission upgrades identified by PJM are the transmission upgrades necessary to maintain reliability in the Atlantic zone after the retirement of B.L. England. The amount of the costs incurred by ACE to construct the recommended transmission upgrades that ACE would be permitted to recover from load serving entities that use ACE's transmission system would be subject to approval by FERC. The amount of construction costs that ACE would be permitted to recover from retail ratepayers would be determined in accordance with the treatment of transmission-related revenue requirements in retail rates under the jurisdiction of the appropriate state regulatory commission. ACE cannot predict how the recovery of such costs will ultimately be treated by FERC and the state regulatory commissions and, therefore, cannot predict the financial impact to ACE of installing the recommended transmission upgrades. However, in the event that the NJBPU makes satisfactory findings and grants other requested approvals concerning the retirement of B.L. England and the construction of the transmission upgrades required to maintain reliability in the Atlantic zone after such retirement, ACE expects to begin construction of the appropriate transmission upgrades while final decisions by FERC and state regulatory commissions concerning the methodology for recovery of the costs of such construction are still pending.

     In November 2004, ACE made a filing with the NJBPU requesting the necessary approvals for construction of the transmission upgrades required to maintain reliability in the Atlantic zone after the retirement of B.L. England. The NJBPU issued an order on April 21, 2005, which unanimously approved the petition for the construction of the transmission upgrades, including the 230 kilovolt (kV) Cumberland to Dennis line, the138 kV Dennis to Corson line, and the 138 kV Cardiff to Lewis line. The approval states that these lines are necessary even if B.L. England does not shut down. On May 6, 2005, ACE announced that it would again auction its electric generation assets, including B.L. England. ACE intends to construct the transmission upgrades referred to above whether or not B.L. England is sold.

     In December 2004, ACE filed a petition with the NJBPU requesting that the NJBPU establish a proceeding that will consist of a Phase I and Phase II and that the procedural process for the Phase I proceeding require intervention and participation by all persons interested in the prudence of the decision to shut down B.L. England generating facility and the categories of stranded costs associated with shutting down and dismantling the facility and remediation of the

_____________________________________________________________________________

site. ACE contemplates that Phase II of this proceeding, which would be initiated by an ACE filing in 2008 or 2009, would establish the actual level of prudently incurred stranded costs to be recovered from customers in rates. Evidentiary hearings for the necessary approvals for construction of the transmission upgrades were held on March 28, 2005. It is expected that the NJBPU will rule on the petition in the second quarter of 2005. ACE cannot predict the outcome of these two proceedings.

General Litigation

     During 1993, Pepco was served with Amended Complaints filed in the state Circuit Courts of Prince George's County, Baltimore City and Baltimore County, Maryland in separate ongoing, consolidated proceedings known as "In re: Personal Injury Asbestos Case." Pepco and other corporate entities were brought into these cases on a theory of premises liability. Under this theory, plaintiffs argue that Pepco was negligent in not providing a safe work environment for employees or its contractors, who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their complaints. While the pleadings are not entirely clear, it appears that each plaintiff sought $2 million in compensatory damages and $4 million in punitive damages from each defendant.

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily by the plaintiff or by the court. Of the approximately 250 remaining asbestos cases pending against Pepco, approximately 85 cases were filed after December 19, 2000, and have been tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale Agreement.

     While the aggregate amount of monetary damages sought in the remaining suits (excluding those tendered to Mirant) exceeds $400 million, Pepco believes the amounts claimed by current plaintiffs are greatly exaggerated. The amount of total liability, if any, and any related insurance recovery cannot be determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial condition. However, if an unfavorable decision were rendered against Pepco, it could have a material adverse effect on Pepco's and PHI's results of operations.

Environmental Litigation

     PHI, through its subsidiaries, is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. PHI's subsidiaries may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices.

     In May 2004, the U.S. Department of Justice (DOJ) invited DPL to enter into pre-filing negotiations in connection with DPL's alleged liability under Comprehensive Environmental

_____________________________________________________________________________

Response, Compensation, and Liability Act of 1980 at the Diamond State Salvage site in Wilmington, Delaware. In the context of the negotiations, DOJ informed DPL that DPL is a de minimis party at the site. In February 2005, DPL entered into a de minimis consent decree with the United States which, if approved by the U.S. District Court, would require DPL to pay $144,000 as reimbursement of the government's response costs, resolve DPL's alleged liability, and provide DPL a covenant not to sue from the United States and protection from third-party claims for contribution.

     In July 2004, DPL entered into an Administrative Consent Order with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The costs for completing the RI/FS for this site are approximately $300,000, approximately $50,000 of which will be expended in 2005. The costs of cleanup resulting from the RI/FS will not be determinable until the RI/FS is completed and an agreement with respect to cleanup is reached with the MDE. Due to project delays, DPL now expects that the completion date for the RI/FS will be in the fourth quarter of 2005.

     In October 1995, Pepco and DPL each received notice from the Environmental Protection Agency (EPA) that it, along with several hundred other companies, might be a potentially responsible party (PRP) in connection with the Spectron Superfund Site in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling and processing facility from 1961 to 1988.

     In August 2001, Pepco entered into a consent decree for de minimis parties with EPA to resolve its liability at this site. Under the terms of the consent decree, which was approved by the U.S. District Court for the District of Maryland in March 2003, Pepco made de minimis payments to the United States and a group of PRPs. In return, those parties agreed not to sue Pepco for past and future costs of remediation at the site and the United States will also provide protection against third-party claims for contributions related to response actions at the site. The consent decree does not cover any damages to natural resources. However, Pepco believes that any liability that it might incur due to natural resource damage at this site would not have a material adverse effect on its financial condition or results of operations. In April 1996 DPL, with numerous other PRPs, entered into an administrative order on consent with EPA to perform an RI/FS at the site. In February 2003, the EPA informed DPL that it will have no future liability for contribution to the remediation of the site.

     In the early 1970s, both Pepco and DPL sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco and DPL were notified by EPA that they, along with a number of other utilities and non-utilities, were PRPs in connection with the PCB contamination at the site.

     In October 1994, an RI/FS including a number of possible remedies was submitted to the EPA. In December 1997, the EPA issued a Record of Decision that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In June 1998, the EPA issued a unilateral administrative order to Pepco and 12 other PRPs to conduct the design and actions called for in its decision. In May 2003, two of the potentially liable owner/operator entities filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

_____________________________________________________________________________

In October 2003, the Bankruptcy Court confirmed a Reorganization Plan that incorporates the terms of a settlement among the debtors, the United States and a group of utility PRPs including Pepco. Under the settlement, the reorganized entity/site owner will pay a total of $13.25 million to remediate the site.

     As of May 1, 2005, Pepco had accrued $1.7 million to meet its liability for a site remedy. At the present time, it is not possible to estimate the total extent of EPA's administrative and oversight costs or the expense associated with a site remedy ultimately implemented. However, Pepco believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

     In 1999, DPL entered into a de minimis settlement with EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the site. DPL believes that any liability for natural resource damages at this site will not have a material adverse effect on its financial condition or results of operations.

     In June 1992, EPA identified ACE as a PRP at the Bridgeport Rental and Oil Services Superfund Site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with EPA and NJDEP to address remediation of the site. ACE's liability is limited to 0.232 percent of the aggregate remediation liability and thus far ACE has made contributions of approximately $105,000. Based on information currently available, ACE may be required to contribute approximately an additional $100,000. ACE believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an administrative consent order with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. The results of groundwater monitoring over the first year of this ground water sampling plan will help to determine the extent of post-remedy operation and maintenance costs. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. Based on information currently available, ACE may be required to contribute approximately an additional $626,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial condition or results of operations.

Preliminary Settlement Agreement with the NJDEP

     In an effort to address NJDEP's concerns regarding ACE's compliance with New Source Review (NSR) requirements at B.L. England, on April 26, 2004, PHI, Conectiv and ACE entered into a preliminary settlement agreement with NJDEP and the Attorney General of New Jersey. The preliminary settlement agreement outlines the basic parameters for a definitive agreement to resolve ACE's NSR liability at B.L. England and various other environmental issues at ACE and Conectiv Energy facilities in New Jersey. Among other things, the preliminary settlement agreement provides that:

_____________________________________________________________________________

•

contingent upon the receipt of necessary approvals from the NJBPU, PJM, North American Electric Reliability Council (NERC), FERC, and other regulatory authorities and the receipt of permits to construct certain transmission facilities in southern New Jersey, ACE will permanently cease operation of the B.L. England generating facility by December 15, 2007. In the event that ACE is unable to shut down the B.L. England facility by December 15, 2007 through no fault of its own (e.g., because of failure to obtain the required regulatory approvals), B.L. England Unit 1 would be required to comply with stringent sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter emissions limits set forth in the preliminary settlement agreement by October 1, 2008, and B.L. England Unit 2 would be required to comply with these emissions limits by May 1, 2009. If ACE does not either shut down the B.L. England facility by December 15, 2007 or satisfy the emissions limits applicable in the event shut down is not so completed, ACE would be required to pay significant monetary penalties.

•

to address ACE's appeal of NJDEP actions relating to NJDEP's July 2001 denial of ACE's request to renew a permit variance from sulfur-in-fuel requirements under New Jersey regulations, effective through July 30, 2001, that authorized Unit 1 at B.L. England generating facility to burn bituminous coal containing greater than 1% sulfur, ACE will be permitted to combust coal with a sulfur content of greater than 1% at the B.L. England facility in accordance with the terms of B.L. England's current permit until December 15, 2007 and NJDEP will not impose new, more stringent short-term SO2 emissions limits on the B.L. England facility during this period. However, in the absence of a consent order or other final settlement document, which the parties continue to negotiate as required by the preliminary settlement agreement, ACE will need to seek, in July 2005, a renewal of its current fuel authorization, which is scheduled to expire on July 30, 2006.

•

to resolve any possible civil liability (and without admitting liability) for violations of the permit provisions of the New Jersey Air Pollution Control Act (APCA) and the Prevention of Significant Deterioration provisions of the Federal Clean Air Act (CAA) relating to modifications that may have been undertaken at the B.L. England facility, ACE paid a $750,000 civil penalty to NJDEP on June 1, 2004. To compensate New Jersey for other alleged violations of the APCA and/or the CAA, ACE will undertake environmental projects valued at $2 million, which are beneficial to the state of New Jersey and approved by the NJDEP in a consent order or other final settlement document.

•

ACE will submit all federally required studies and complete construction of facilities, if any, necessary to satisfy the EPA's new cooling water intake structure regulations in accordance with the schedule that NJDEP established in the recent renewal of the New Jersey Pollutant Discharge Elimination System permit for the B.L. England facility. The schedule takes into account ACE's agreement, provided that all regulatory approvals are obtained, to shut down the B.L. England facility by December 15, 2007.

33 ____________________________________________________________________________
•

to resolve any possible civil liability (and without admitting liability) for natural resource damages resulting from groundwater contamination at the B.L. England facility, Conectiv Energy's Deepwater generating facility and ACE's operations center near Pleasantville, New Jersey, ACE and Conectiv will pay NJDEP $674,162 or property of equivalent value and will remediate the groundwater contamination at all three sites. If subsequent data indicate that groundwater contamination is more extensive than indicated in NJDEP's preliminary analysis, NJDEP may seek additional compensation for natural resource damages.

     The preliminary settlement agreement provides that the parties will work toward a consent order or other final settlement document that reflects the terms of the preliminary settlement agreement. ACE, Conectiv and PHI continue to negotiate with the NJDEP the terms of a consent order or other final settlement document.

Federal Tax Treatment of cross-border Leases

     PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which as of March 31, 2005 had a book value of approximately $1.2 billion and from which PHI currently derives approximately $55 million per year in tax benefits in the form of interest and depreciation deductions. The American Jobs Creation Act of 2004 imposed new passive loss limitation rules that apply prospectively to leases (including cross-border leases) entered into after March 12, 2004 with tax indifferent parties (i.e., municipalities and tax exempt or governmental entities). All of PCI's cross-border energy leases are with tax indifferent parties and were entered into prior to 2004. Although this legislation is prospective in nature and does not affect PCI's existing cross-border energy leases, it does not prohibit the IRS from challenging prior leasing transactions. In this regard, on February 11, 2005, the Treasury Department and IRS issued Notice 2005-13 informing taxpayers that the IRS intends to challenge on various grounds the purported tax benefits claimed by taxpayers entering into certain sale-leaseback transactions with tax-indifferent parties, including those entered into on or prior to March 12, 2004 (the Notice). PCI's cross-border energy leases are similar to those sale-leaseback transactions described in the Notice.

     PCI's leases have been under examination by the IRS as part of the normal PHI tax audit. On May 4, 2005, the IRS issued a Notice of Proposed Adjustment to PHI that challenges the tax benefits realized from interest and depreciation deductions claimed by PHI with respect to these leases for the tax years 2001 and 2002. The tax benefits claimed by PHI with respect to these leases from 2001 through the first quarter of 2005 were approximately $189 million. The ultimate outcome of this issue is uncertain; however, if the IRS prevails, PHI would be subject to additional taxes, along with interest and possibly penalties on the additional taxes, which could have a material adverse effect on PHI's results of operations and cash flow.

    PHI believes that its tax position related to these transactions was proper based on applicable statutes, regulations and case law, and intends to contest any adjustments proposed by the IRS; however, there is no assurance that PHI's position will prevail.

     Under SFAS No. 13, as currently interpreted, a settlement with the IRS that results in a deferral of tax benefits that does not change the total estimated net income from a lease does not require an adjustment to the book value of the lease. However, if the IRS were to disallow, rather than require the deferral of, certain tax deductions related to PHI's leases, PHI would be required to adjust the book value of the leases and record a charge to earnings equal to the

_____________________________________________________________________________

repricing impact of the disallowed deductions. Such a charge to earnings, if required, is likely to have a material adverse effect on PHI's results of operations for the period in which the charge is recorded.

     In recent deliberations, the Financial Accounting Standards Board (FASB) has determined that a change in the timing of tax benefits also should require a repricing of the lease and an adjustment to the book value of a lease. Under this interpretation, a material change in the timing of cash flows under PHI's cross-border leases as the result of a settlement with the IRS also would require an adjustment to the book value. PHI understands that the FASB intends to publish this guidance for comment in the near future to become effective at the end of 2005. If adopted, the application of this guidance could result in a material adverse effect on PHI's results of operations even if the resolution is limited to a deferral of the tax benefits realized by PCI from its leases.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of March 31, 2005, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	DPL	ACE	PCI	Total
Energy marketing obligations of Conectiv Energy (1)	$157.8	$-	$-	$-	$157.8
Energy procurement obligations of Pepco Energy Services (1)	7.0	-	-	-	7.0
Standby letters of credit of Pepco Holdings (2)	.6	-	-	-	.6
Guaranteed lease residual values (3)	.7	3.1	3.1	-	6.9
Loan agreement (4)	13.1	-	-	-	13.1
Other (5)	20.4	-	-	2.9	23.3
Total	$199.6	$3.1	$3.1	$2.9	$208.7

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $.6 million on behalf of subsidiaries' operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries the flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $.6 million, Pepco Holdings does not expect to fund the full amount.

3.	Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of
35 _____________________________________________________________________________

March 31, 2005, obligations under the guarantees were approximately $6.9 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of requiring payment under the guarantee is remote.

4.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment borrowings under a loan agreement of approximately $13.1 million.

5.	Other guarantees comprise:
	•	Pepco Holdings has performance obligations of $1.7 million relating to obligations to third party suppliers of equipment.
	•	Pepco Holdings has guaranteed payment of a bond issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
	•	Pepco Holdings has guaranteed a subsidiary building lease of $3.8 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. As of March 31, 2005, the guarantees cover the remaining $2.9 million in rental obligations.

     Pepco Holdings and certain of its subsidiaries have entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These indemnification agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. Typically, claims may be made by third parties under these indemnification agreements over various periods of time depending on the nature of the claim. The maximum potential exposure under these indemnification agreements can range from a specified dollar amount to an unlimited amount depending on the nature of the claim and the particular transaction. The total maximum potential amount of future payments under these indemnification agreements is not estimable due to several factors, including uncertainty as to whether or when claims may be made under these indemnities.

Dividends
On April 27, 2005, Pepco Holdings' Board of Directors declared a dividend on common stock of 25 cents per share payable June 30, 2005, to shareholders of record on June 10, 2005.
36 _____________________________________________________________________________

(5) USE OF DERIVATIVES IN ENERGY AND INTEREST RATE HEDGING ACTIVITIES

     PHI accounts for its derivative activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by subsequent pronouncements. See "Accounting for Derivatives" in Note 2 and "Use of Derivatives in Energy and Interest Rate Hedging Activities" in Note 13 to the Consolidated Financial Statements of PHI included in PHI's Annual Report on Form 10-K for the year ended December 31, 2004, for a discussion of the accounting treatment of the derivatives used by PHI and its subsidiaries.

     The table below provides detail on effective cash flow hedges under SFAS 133 included in PHI's consolidated balance sheet as of March 31, 2005. Under SFAS 133, cash flow hedges are marked-to-market on the balance sheet with corresponding adjustments to AOCI. The data in the table indicates the magnitude of the effective cash flow hedges by hedge type (i.e., other energy commodity and interest rate hedges), maximum term, and portion expected to be reclassified to earnings during the next 12 months.

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss As of March 31, 2005 (Dollars in Millions)
Contracts	Accumulated OCI (Loss) After Tax (1)	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Other Energy Commodity	$17.9	$27.7	60 months
Interest Rate	(45.6)	(7.3)	329 months
Total	$(27.7)	$20.4

(1)

Accumulated Other Comprehensive Loss as of March 31, 2005, includes $(4.1) million for an adjustment for minimum pension liability. This adjustment is not included in this table as it is not a cash flow hedge.

     The following table shows, in millions of dollars, the pre-tax gain or (loss) recognized in earnings for cash flow hedge ineffectiveness for the three months ended March 31, 2005 and 2004, and where they were reported in PHI's consolidated statements of earnings during the periods.

	2005	2004
Operating Revenue	$1.1	$(2.8)
Fuel and Purchased Energy	(.9)	(1.7)
Total	$.2	$(4.5)

For the three months ended March 31, 2005 and 2004, there were no forecasted hedged transactions deemed to be no longer probable.
37 _____________________________________________________________________________

     In connection with their other energy commodity activities and discontinued proprietary trading activities, PHI's competitive energy segments hold certain derivatives that do not qualify as hedges. Under SFAS 133, these derivatives are marked-to-market through earnings with corresponding adjustments on the balance sheet. The pre-tax gains (losses) on these derivatives are summarized in the following table, in millions of dollars, for the three months ended March 31, 2005 and 2004.

	2005	2004
Proprietary Trading	$-	$(.2)
Other Energy Commodity	1.7	1.2
Total	$1.7	$1.0

(6) SUBSEQUENT EVENTS (DEBT)

     On May 5, 2005, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $1.2 billion. This agreement replaces a $650 million five-year credit agreement that was entered into in July 2004 and a $550 million three-year credit agreement entered into in July 2003. Pepco Holdings' credit limit under this agreement is $700 million.  The credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time under the agreement may not exceed $500 million in the aggregate. Under the terms of the credit agreement, the companies are entitled to request increases in the principal amount of available credit up to an aggregate increase of $300 million, with any such increase proportionately increasing the credit limit of each of the respective borrowers and the $300 million sublimits for each of Pepco, DPL and ACE.  The interest rate payable by the respective companies on utilized funds will be based on a pricing schedule determined by the credit rating of the borrower. The indebtedness incurred under the Credit Agreement is unsecured.

     The credit agreement is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, or financial condition subsequent to the entry into the credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the credit agreement and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the credit agreement.   The failure to satisfy any of the covenants or the occurrence of specified events that constitute events of default that could result in the acceleration of repayment obligations of the borrower. The events of default include (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain

_____________________________________________________________________________

indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreement) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

     In May 2005, Conectiv called for early redemption on June 1, 2005, all of the remaining $20 million of 6.73% Series A due June 1, 2006 at a redemption price equal to the greater of 100% of the principal amount outstanding and the make-whole call provision, to be determined prior to the call date.

39 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
40 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2005	2004
	(Millions of Dollars)

Operating Revenue	$425.5	$369.6

Operating Expenses
Fuel and purchased energy	216.4	173.7
Other operation and maintenance	66.5	67.1
Depreciation and amortization	39.8	43.9
Other taxes	65.7	56.5
Gain on sale of assets	-	(6.6)
Total Operating Expenses	388.4	334.6

Operating Income	37.1	35.0

Other Income (Expenses)
Interest and dividend income	.5	-
Interest expense	(19.0)	(20.2)
Other income	2.5	1.4
Other expenses	(.5)	(.5)
Total Other Expenses	(16.5)	(19.3)

Income Before Income Tax Expense	20.6	15.7

Income Tax Expense	9.1	6.2

Net Income	11.5	9.5

Dividends on Redeemable Serial Preferred Stock	.3	.4

Earnings Available for Common Stock	11.2	9.1

Retained Income at Beginning of Period	496.4	505.3

Dividends paid to Pepco Holdings	(14.9)	(11.8)

Retained Income at End of Period	$492.7	$502.6

The accompanying Notes are an integral part of these Financial Statements.

41 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
	March 31,	December 31,
ASSETS	2005	2004
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$8.3	$1.5
Accounts receivable, less allowance for uncollectible accounts of $20.0 million and $20.1 million, respectively	360.1	317.5
Materials and supplies-at average cost	42.4	38.2
Prepaid expenses and other	21.8	6.8
Total Current Assets	432.6	364.0

INVESTMENTS AND OTHER ASSETS
Regulatory assets	125.7	125.7
Prepaid pension expense	168.6	171.1
Other	133.4	129.9
Total Investments and Other Assets	427.7	426.7

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,882.0	4,869.4
Accumulated depreciation	(1,963.6)	(1,937.8)
Net Property, Plant and Equipment	2,918.4	2,931.6

TOTAL ASSETS	$3,778.7	$3,722.3

The accompanying Notes are an integral part of these Financial Statements.

42 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
	March 31,	December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY	2005	2004
	(Millions of dollars, except shares)

CURRENT LIABILITIES
Short-term debt	$136.4	$114.0
Accounts payable and accrued liabilities	134.9	133.9
Accounts payable to associated companies	47.7	25.5
Capital lease obligations due within one year	4.7	4.7
Taxes accrued	67.8	50.9
Interest accrued	23.0	22.0
Other	89.9	83.6
Total Current Liabilities	504.4	434.6

DEFERRED CREDITS
Regulatory liabilities	119.2	126.7
Income taxes	710.6	711.9
Investment tax credits	18.1	18.6
Other post-retirement benefit obligation	43.9	43.8
Other	36.9	37.4
Total Deferred Credits	928.7	938.4

LONG-TERM LIABILITIES
Long-term debt	1,198.4	1,198.3
Capital lease obligations	121.2	121.3
Total Long-Term Liabilities	1,319.6	1,319.6

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SERIAL PREFERRED STOCK	27.0	27.0

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, issued 100 shares	-	-
Premium on stock and other capital contributions	507.5	507.5
Capital stock expense	(.5)	(.5)
Accumulated other comprehensive loss	(.7)	(.7)
Retained income	492.7	496.4
Total Shareholder's Equity	999.0	1,002.7

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,778.7	$3,722.3

The accompanying Notes are an integral part of these Financial Statements.

43 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2005	2004
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$11.5	$9.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	39.8	43.9
Gain on sale of asset	-	(6.6)
Deferred income taxes	.3	(6.8)
Regulatory assets, net	(2.1)	(3.5)
Changes in:
Accounts receivable	(42.6)	26.0
Accounts payable and accrued liabilities	29.5	(17.0)
Interest and taxes accrued	17.9	1.9
Other changes in working capital	(16.6)	20.8
Net other operating	(4.0)	2.3
Net Cash From Operating Activities	33.7	70.5

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(35.4)	(42.4)
Proceeds from sale of assets	-	22.0
Other investing activity	1.4	-
Net Cash Used By Investing Activities	(34.0)	(20.4)

FINANCING ACTIVITIES
Dividends to Pepco Holdings	(14.9)	(11.8)
Dividends paid on preferred stock	(.3)	(.4)
Issuances of long-term debt	-	275.0
Issuances (repayment) of short-term debt, net	22.4	(107.6)
Net other financing activities	(.1)	(2.9)
Net Cash From Financing Activities	7.1	152.3

Net increase in Cash and Cash Equivalents	6.8	202.4
Cash and Cash Equivalents at Beginning of Period	1.5	6.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8.3	$209.2

The accompanying Notes are an integral part of these Financial Statements.

44 _____________________________________________________________________________

NOTES TO FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY
(1) ORGANIZATION

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Additionally, Pepco provides Standard Offer Service, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2 million. Pepco is a wholly owned subsidiary of Pepco Holdings, Inc. (Pepco Holdings or PHI). Because PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA), the relationship between PHI and Pepco and certain activities of Pepco are subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of Pepco's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco's financial condition as of March 31, 2005, in accordance with GAAP. Interim results for the three months ended March 31, 2005 may not be indicative of results that will be realized for the full year ending December 31, 2005 since the sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     As of March 31, 2005, Pepco did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its balance sheets.

FIN 46R

    Due to a variable element in the pricing structure of Pepco's purchase power agreement with one entity, Panda-Brandywine, L.P. (Panda PPA), Pepco potentially assumes the variability in the operations of the plants of this entity and therefore has a variable interest in the entity. As required by FIN 46R, Pepco continued to conduct exhaustive efforts to obtain information from this entity but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether the entity was a variable interest entity or if Pepco was the primary beneficiary. As a result, Pepco has applied the scope exemption from the application of

_____________________________________________________________________________

FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Power purchases related to the Panda PPA in the three months ended March 31, 2005 and 2004 were approximately $20 million in each period. Pepco's exposure to loss under the Panda PPA is discussed in Note (4), Commitments and Contingencies, under "Relationship with Mirant Corporation."

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended March 31, 2005 and 2004.
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Millions)
Service cost	$9.4	$9.6	$2.1	$2.4
Interest cost	24.3	23.8	8.4	8.3
Expected return on plan assets	(30.7)	(29.8)	(2.5)	(2.8)
Amortization of prior service cost	.3	.3	(1.0)	-
Amortization of net loss	2.5	4.5	2.5	3.1
Net periodic benefit cost	$5.8	$8.4	$9.5	$11.0

Pension

     The 2005 pension net periodic benefit cost for the three months ended March 31, of $5.8 million includes $2.6 million for Pepco. The 2004 pension net periodic benefit cost for the three months ended March 31, of $8.4 million includes $3.6 million for Pepco. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2004 and 2003 PHI made discretionary tax-deductible cash contributions to the plan of $10 million and $50 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. During the quarter ended March 31, 2005, no contributions were made. The potential discretionary funding of the pension plan in 2005 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

_____________________________________________________________________________

Other Post-Retirement Benefits

    The 2005 other post-retirement net periodic benefit cost for the three months ended March 31, of $9.5 million includes $3.1 million for Pepco. The 2004 other post-retirement net periodic benefit cost for the three months ended March 31, of $11.0 million includes $4.5 million for Pepco. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

Effective Tax Rate

     Pepco's effective tax rate for the three months ended March 31, 2005 was 44% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits and certain removal costs.

     Pepco's effective tax rate for the three months ended March 31, 2004 was 38% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit, including the benefit associated with the retroactive adjustment for the issuance of final consolidated return regulations by a local taxing authority, which is the primary reason for the lower effective rate as compared to 2005) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits and certain removal costs.

Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to Pepco for the quarter ended March 31, 2005 and 2004 were approximately $26.2 million and $23.9 million, respectively.

     Certain subsidiaries of Pepco Energy Services perform utility maintenance services, including services that are treated as capital costs, for Pepco. Amounts paid by Pepco to these companies for the quarters ended March 31, 2005 and 2004 were approximately $2.6 million and $3.5 million, respectively.

As of March 31, 2005 and December 31, 2004, Pepco had the following significant balances on its Consolidated Balance Sheets due to and from related parties:
47 _____________________________________________________________________________

	2005	2004
	(In Millions)
Payable to Related Party (current)
PHI Service Company	$(15.7)	$(12.9)
Pepco Energy Services (a)	(32.0)	(12.5)
Money Pool Balance with Pepco Holdings (included in short-term debt on the balance sheet)	(36.4)	(14.0)

(a)

Pepco bills customers on behalf of Pepco Energy Services where customers have selected Pepco Energy Services as their alternative supplier or where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement.

New Accounting Standards
FIN 47

     In March 2005, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that FASB Statement No. 143, Accounting for Asset Retirement Obligations applies to conditional asset retirement obligations as defined and requires that the fair value of a reasonably estimable conditional asset retirement obligation be recognized as part of the carrying amounts of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for Pepco). Pepco is in the process of evaluating the anticipated impact that the implementation of FIN 47 will have on its overall financial position or net results of operations.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court).

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy any additional cash requirements that may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco

_____________________________________________________________________________

Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     As part of the Asset Purchase and Sale Agreement, Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its SOS obligations in Maryland through June 2004 and its SOS obligations in the District of Columbia through January 22, 2005.

     To avoid the potential rejection of the TPAs, Pepco and Mirant entered into an Amended Settlement Agreement and Release dated as of October 24, 2003 (the Settlement Agreement) pursuant to which Mirant assumed both of the TPAs and the terms of the TPAs were modified. The Settlement Agreement also provided that Pepco has an allowed, pre-petition general unsecured claim against Mirant Corporation in the amount of $105 million (the Pepco TPA Claim).

     Pepco has also asserted the Pepco TPA Claim against other Mirant entities, which Pepco believes are liable to Pepco under the terms of the Asset Purchase and Sale Agreement's Assignment and Assumption Agreement (the Assignment Agreement). Under the Assignment Agreement, Pepco believes that each of the Mirant entities assumed and agreed to discharge certain liabilities and obligations of Pepco as defined in the Asset Purchase and Sale Agreement. Mirant has filed objections to these claims. Under the original plan of reorganization filed by the Mirant entities with the Bankruptcy Court, certain Mirant entities other than Mirant Corporation would pay significantly higher percentages of the claims of their creditors than would Mirant Corporation. The amount that Pepco will be able to recover from the Mirant bankruptcy estate with respect to the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors of the Mirant entities that are found to be liable for the Pepco TPA Claim.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under the Panda PPA, entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021. In each case, the purchase price is substantially in excess of current market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the FirstEnergy PPA and the Panda PPA (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco in respect of the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition

_____________________________________________________________________________

Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim primarily represents a TPA settlement adjustment which is included in the $105 million Proofs of Claim filed by Pepco against the Mirant debtors in respect of the Pepco TPA Claim. In view of the uncertainty as to recoverability, Pepco, in the third quarter of 2003, expensed $14.5 million to establish a reserve against the $29 million receivable from Mirant. In January 2004, Pepco paid approximately $2.5 million to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant. Pepco believes that under the terms of the Asset Purchase and Sale Agreement, Mirant is obligated to reimburse Pepco for the settlement payment. Accordingly, in the first quarter of 2004, Pepco increased the amount of the receivable due from Mirant by approximately $2.5 million and amended its Proofs of Claim to include this amount. Pepco currently estimates that the $14.5 million expensed in the third quarter of 2003 represents the portion of the entire $31.5 million receivable unlikely to be recovered in bankruptcy, and no additional reserve has been established for the $2.5 million increase in the receivable. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recovered could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Upon motions filed with the U.S. District Court for the Northern District of Texas (the District Court) by Pepco and the Federal Energy Regulatory Commission (FERC), in October 2003, the District Court withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. In December 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations on jurisdictional grounds. The District Court's decision was appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation (the Creditors' Committee) to the U.S. Court of Appeals for the Fifth Circuit (the Court of Appeals). On August 4, 2004, the Court of Appeals remanded the case to the District Court saying that the District Court has jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions.

     On December 9, 2004, the District Court issued an order again denying Mirant's motion to reject the PPA-Related Obligations. The District Court found that the PPA-Related Obligations are not severable from the Asset Purchase and Sale Agreement and that the Asset Purchase and Sale Agreement cannot be rejected in part, as Mirant was seeking to do. On December 16, the Creditors' Committee appealed the District Court's order to the Court of Appeals, and on December 20, 2004, Mirant also appealed the District Court's order. Mirant and the Creditors' Committee each filed its brief on April 4, 2005. Pepco's and FERC's briefs are due May 19, 2005. Oral arguments have not yet been scheduled.

     As more fully discussed below, Mirant had been making regular periodic payments in respect of the PPA-Related Obligations. On December 9,` 2004, Mirant filed a notice with the Bankruptcy Court that it was suspending payments to Pepco in respect of the PPA-Related Obligations. On December 13, 2004, Mirant failed to make a payment of approximately $17.9 million due to Pepco for the period November 1, 2004 to November 30, 2004. On December 23,

_____________________________________________________________________________

2004, Pepco received a payment of approximately $6.8 million from Mirant, which according to Mirant represented the market value of the power for which payment was due on December 13. At that time, Mirant informed Pepco that it intended to continue to pay the market value, but not the above-market portion, of the power purchased under the PPA-Related Obligations. Pepco disagreed with Mirant's assertion that it need only pay the market value and believed that the amount representing the market value calculated by Mirant was insufficient.

     On January 21, 2005, Mirant made a payment of approximately $21.1 million. Pepco disputed Mirant's contention that the amount paid reflected the full amount due Pepco under these agreements for the applicable periods.

     On January 21, 2005, Mirant filed in the Bankruptcy Court a motion seeking to reject certain of its ongoing obligations under the Asset Purchase and Sale Agreement, including the PPA-Related Obligations (the Second Motion to Reject). On March 1, 2005 (as amended by order dated March 7, 2005), the District Court granted Pepco's motion to withdraw jurisdiction over the Asset Purchase and Sale Agreement rejection proceedings from the Bankruptcy Court. In addition, the District Court ordered Mirant to pay on March 18, 2005, all past-due unpaid amounts under the PPA-Related Obligations. On March 4, 2004, Mirant filed an emergency motion for reconsideration and a stay of the March 1, 2005 order. On March 14, 2005, Pepco filed a response to Mirant's motion.

     On March 16, 2005, the District Court denied Mirant's emergency motion for reconsideration and stay of the District Court's March 1 and March 7 Orders. On the same day, Mirant filed a petition for writ of mandamus, and a motion for stay pending appeal and mandamus review in the Court of Appeals.

     On March 17, 2005, the Court of Appeals issued an Order staying the District Court's Orders of March 1 and March 7, 2005. Accordingly, Mirant was not required to make the payment that was due to Pepco on March 18, 2005 pursuant to the District Court's Orders. On March 28, 2005, in accordance with the Court of Appeals March 17 Order, Pepco, FERC, the Maryland Public Service Commission (MPSC) and Office of the People's Counsel (OPC) of Maryland filed oppositions to Mirant's petition for writ of mandamus in the Court of Appeals. Mirant and the Creditor's Committee filed briefs with the Court of Appeals on April 1, 2005.

On March 28, 2005, Pepco, FERC, the District of Columbia OPC, the MPSC and the Maryland OPC filed oppositions to the Second Motion to Reject in the District Court.

     On April 11, 2005 the Court of Appeals entered an Order vacating the stay it had ordered on March 17, 2005 and denying Mirant's motions for writ of mandamus and stay pending appeal. On April 13, 2005, Pepco received a payment from Mirant in the amount of approximately $57.5 million, representing the full amount then due in respect of the PPA-Related Obligations.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempt to reject the PPA-Related Obligations and other obligations under the Asset Purchase and Sale Agreement in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which

_____________________________________________________________________________

date could be prior to the date of the court's order granting the rejection and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event that September 18, 2003, is determined to be the effective date of rejection, is approximately $185.6 million as of May 1, 2005.

     Mirant has also indicated to the Bankruptcy Court that it will move to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) through rejection, if approved, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory, in addition to the amounts described above, is approximately $22.5 million.

     Any repayment by Pepco of amounts paid by Mirant would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Pepco believes that, to the extent such amounts were not recovered from the Mirant bankruptcy estate, they would be recoverable as stranded costs from customers through distribution rates as described below.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's attempt to reject the PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of May 1, 2005, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of May 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.9 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 5.7 cents per kilowatt hour, Pepco estimates that it would cost approximately $6.4 million for the remainder of 2005, the final year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of May 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 16.8 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 9.0 cents per kilowatt hour, Pepco estimates that it would cost approximately $19 million for the remainder of 2005, approximately $29 million in 2006, approximately $30 million in 2007, and approximately $30 million to $44 million annually thereafter through the 2021 contract termination date.

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect to the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for

_____________________________________________________________________________

distribution to the creditors of the Mirant companies determined to be liable for those claims, and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the MPSC and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating facility (the SMECO Agreement). The SMECO Agreement expires in 2015 and contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

     On March 15, 2004, Mirant filed a complaint with the Bankruptcy Court seeking a declaratory judgment that the SMECO Agreement is an unexpired lease of non-residential real property rather than an executory contract and that if Mirant were to successfully reject the agreement, any claim against the bankruptcy estate for damages made by SMECO (or by Pepco as subrogee) would be subject to the provisions of the Bankruptcy Code that limit the recovery of rejection damages by lessors. Pepco believes that there is no reasonable factual or legal basis to support Mirant's contention that the SMECO Agreement is a lease of real property. Litigation continues and the outcome of this proceeding cannot be predicted.

_____________________________________________________________________________

Mirant Plan of Reorganization

     On January 19, 2005, Mirant filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. In that plan, Mirant proposed to transfer all assets to "New Mirant" (an entity it proposed to create in the reorganization), with the exception of the PPA-Related Obligations. Mirant proposed that the PPA-Related Obligations would remain in "Old Mirant," which would be a shell entity as a result of the reorganization. Pepco believes this plan cannot be confirmed by the Bankruptcy Court under the law and has submitted objections to the plan. The plan also did not have the support of any of the creditor's committees in the Mirant bankruptcy.

     On March 11, 2005, Mirant filed an application with FERC seeking approval for the internal transfers and corporate restructuring that will result from its proposed Plan of Reorganization. Mirant must obtain FERC approval for these transactions under Section 203 of the Federal Power Act. On April 1, 2005, Pepco filed a motion to intervene and protest at FERC in connection with Mirant's March 11 FERC filing. On the same date, the District of Columbia OPC also filed a motion to intervene and protest.

On March 25, 2005, Mirant filed its First Amended Plan of Reorganization and First Amended Disclosure Statement. Pepco is currently analyzing this amended plan.
Rate Proceedings

     Pepco's delivery rates in the District of Columbia generally are capped through July 2007, except with respect to residential low-income customers, for whom rates generally are capped through July 2009. In July 2004, Pepco filed a distribution rate review case with the DCPSC as required by the terms of the Pepco-Conectiv merger settlement approved by the DCPSC to determine whether Pepco's distribution rates would be decreased during the period the rates are capped. In accordance with the terms of the merger settlement, Pepco's distribution rates cannot be increased as a result of this proceeding. On April 7, 2005, the DCPSC approved a settlement of this proceeding, which provides that Pepco's current distribution rates will remain unchanged through the end of the rate cap periods set forth above, except as otherwise provided in the merger settlement, or as may otherwise be required by the Commission or by law.

Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. As of May 1, 2005, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $6.5 million and $5.8 million, respectively. In March 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that is

_____________________________________________________________________________

relevant to that principal issue. Comments on the NOPR were filed by several parties in June 2003, and the IRS held a public hearing later in June 2003. As a result of the NOPR, three of the parties in the divestiture case filed comments with the DCPSC urging the DCPSC to decide the tax issues now on the basis of the proposed rule. Pepco filed comments with the DCPSC in reply to those comments, in which Pepco stated that the courts have held and the IRS has stated that proposed rules are not authoritative and that no decision should be issued on the basis of proposed rules. Instead, Pepco argued that the only prudent course of action is for the DCPSC to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues in the proceeding deal with the treatment of internal costs and cost allocations as deductions from the gross proceeds of the divestiture.

     Pepco believes that a sharing of EDIT and ADITC would violate the normalization rules. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. Pepco, in addition to sharing with customers the generation-related ADITC balance, would have to pay to the IRS an amount equal to Pepco's $5.8 million District of Columbia jurisdictional generation-related ADITC balance as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative. As of May 1, 2005, the District of Columbia jurisdictional transmission and distribution-related ADITC balance was approximately $5.8 million.

     Pepco believes that its calculation of the District of Columbia customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to make additional gain-sharing payments to District of Columbia customers, including the payments described above related to EDIT and ADITC. Such additional payments (which, other than the EDIT and ADITC related payments, cannot be estimated) would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on Pepco's and PHI's results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition. It is uncertain when the DCPSC will issue a decision.

Maryland

    Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that was raised in the D.C. case. As of May 1, 2005, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed,

_____________________________________________________________________________

Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT, i.e., $9.1 million as of May 1, 2005, and the generation-related ADITC. If such sharing were to violate the normalization rules, Pepco, in addition to sharing with customers an amount equal to approximately 50 percent of the generation-related ADITC balance, would be unable to use accelerated depreciation on Maryland allocated or assigned property. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's $10.4 million Maryland jurisdictional generation-related ADITC balance as of May 1, 2005, as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. As of May 1, 2005, the Maryland retail jurisdictional transmission and distribution-related ADITC balance was approximately $10.4 million. The Hearing Examiner decided all other issues in favor of Pepco, except that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. See also the disclosure above under "Divestiture Cases - District of Columbia" regarding the March 2003 IRS NOPR.

     Under Maryland law, if the proposed order is appealed to the MPSC, the proposed order is not a final, binding order of the MPSC and further action by the MPSC is required with respect to this matter. Pepco has appealed the Hearing Examiner's decision on the treatment of EDIT and ADITC and corporate reorganization costs to the MPSC. Pepco cannot predict what the outcome of the appeal will be or when the appeal might be decided. Pepco believes that its calculation of the Maryland customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50 percent of the EDIT and ADITC balances described above and make additional gain-sharing payments related to the disallowed severance payments. Such additional payments would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition.

SOS and Default Service Proceedings
District of Columbia

     As more fully described in Note (12), Commitments and Contingencies, to the financial statements of the Pepco Holdings 2004 10-K, in a proceeding initiated by the DCPSC to consider issues relating to (a) the establishment of terms and conditions for providing SOS in the District of Columbia after Pepco's obligation to provide SOS terminated on February 7, 2005, and (b) the selection of a new SOS provider, the DCPSC issued an order in March 2004 adopting the wholesale SOS model. Under this model, Pepco would continue to be the SOS provider in the District of Columbia after February 7, 2005. This March 2004 order, as amended by a DCPSC order issued in July 2004, also extended Pepco's obligation to provide SOS at market rates for up to an additional 76 months for small commercial and residential customers, and for an additional 28 months for large commercial customers.

     In August 2004, the DCPSC issued an order approving administrative charges including an average margin for Pepco of approximately $0.00248 per kilowatt hour, calculated based on total sales to residential, small and large commercial District of Columbia SOS customers over the

_____________________________________________________________________________

twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the amount of electricity used by the respective classes of customers over the time period. The administrative charges went into effect for Pepco's District of Columbia SOS sales on February 8, 2005. Pepco completed the first competitive procurement process for District of Columbia SOS at the end of October and filed the proposed new SOS rates with the DCPSC on November 3, 2004.

     The TPA with Mirant under which Pepco obtained the fixed-rate DC SOS supply ended on January 22, 2005, while the new SOS supply contracts with the winning bidders in the competitive procurement process began on February 1, 2005. Pepco procured power separately on the market for next-day deliveries to cover the period from January 23 through January 31, 2005, before the new District of Columbia SOS contracts began. Consequently, Pepco had to pay the difference between the procurement cost of power on the market for next-day deliveries and the current District of Columbia SOS rates charged to customers during the period from January 23 through January 31, 2005. In addition, because the new District of Columbia SOS rates did not go into effect until February 8, 2005, Pepco had to pay the difference between the procurement cost of power under the new District of Columbia SOS contracts and the District of Columbia SOS rates charged to customers for the period from February 1 to February 7, 2005. The total amount of the difference is estimated to be approximately $8.7 million. This difference, however, will be included in the calculation of the Generation Procurement Credit (GPC) for the District of Columbia for the period February 8, 2004 through February 7, 2005. The GPC provides for a sharing between Pepco's customers and shareholders, on an annual basis, of any margins, but not losses, that Pepco earned providing SOS in the District of Columbia during the four-year period from February 8, 2001 through February 7, 2005. Currently, based on the rates paid by Pepco to Mirant under the TPA Settlement, there is no customer sharing. However, in the event that Pepco were to ultimately realize a significant recovery from the Mirant bankruptcy estate associated with the TPA Settlement, the GPC would be recalculated, and the amount of customer sharing with respect to such recovery would be reduced because of the $8.7 million loss being included in the GPC calculation.

Maryland

     Under a settlement approved by the MPSC in April 2003, Pepco is required to provide SOS at market rates to residential and small commercial customers through May 2008, to medium-sized commercial customers through May 2006, and to large commercial customers through May 2005. In accordance with the settlement, Pepco purchases the power supply required to satisfy its market rate SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved by the MPSC. Pepco is entitled to recover from its SOS customers the cost of the SOS supply plus an average margin of $0.002 per kilowatt hour, calculated based on total sales to residential, small and large commercial Maryland SOS customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the amount of electricity used by the respective classes of customers over the time period.

General Litigation

     During 1993, Pepco was served with Amended Complaints filed in the state Circuit Courts of Prince George's County, Baltimore City and Baltimore County, Maryland in separate ongoing, consolidated proceedings known as "In re: Personal Injury Asbestos Case." Pepco and other

_____________________________________________________________________________

corporate entities were brought into these cases on a theory of premises liability. Under this theory, plaintiffs argue that Pepco was negligent in not providing a safe work environment for employees or its contractors, who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their complaints. While the pleadings are not entirely clear, it appears that each plaintiff sought $2 million in compensatory damages and $4 million in punitive damages from each defendant.

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily by the plaintiff or by the court. Of the approximately 250 remaining asbestos cases pending against Pepco, approximately 85 cases were filed after December 19, 2000, and have been tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale Agreement.

     While the aggregate amount of monetary damages sought in the remaining suits (excluding those tendered to Mirant) exceeds $400 million, Pepco believes the amounts claimed by current plaintiffs are greatly exaggerated. The amount of total liability, if any, and any related insurance recovery cannot be determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial condition. However, if an unfavorable decision were rendered against Pepco, it could have a material adverse effect on Pepco's and PHI's results of operations.

Environmental Litigation

     Pepco is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. Pepco may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices.

     In October 1995, Pepco received notice from the Environmental Protection Agency (EPA) that it, along with several hundred other companies, might be a potentially responsible party (PRP) in connection with the Spectron Superfund Site in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling and processing facility from 1961 to 1988.

     In August 2001, Pepco entered into a consent decree for de minimis parties with EPA to resolve its liability at this site. Under the terms of the consent decree, which was approved by the U.S. District Court for the District of Maryland in March 2003, Pepco made de minimis payments to the United States and a group of PRPs. In return, those parties agreed not to sue Pepco for past and future costs of remediation at the site and the United States will also provide protection against third-party claims for contributions related to response actions at the site. The consent decree does not cover any damages to natural resources. However, Pepco believes that any liability that it might incur due to natural resource damage at this site would not have a material adverse effect on its financial condition or results of operations.

_____________________________________________________________________________

     In the early 1970s, Pepco sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco was notified by EPA that it, along with a number of other utilities and non-utilities, was a PRP in connection with the PCB contamination at the site.

     In October 1994, a Remedial Investigation/Feasibility Study including a number of possible remedies was submitted to the EPA. In December 1997, the EPA issued a Record of Decision that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In June 1998, the EPA issued a unilateral administrative order to Pepco and 12 other PRPs to conduct the design and actions called for in its decision. In May 2003, two of the potentially liable owner/operator entities filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In October 2003, the Bankruptcy Court confirmed a Reorganization Plan that incorporates the terms of a settlement among the debtors, the United States and a group of utility PRPs including Pepco. Under the settlement, the reorganized entity/site owner will pay a total of $13.25 million to remediate the site.

     As of May 1, 2005, Pepco had accrued $1.7 million to meet its liability for a site remedy. At the present time, it is not possible to estimate the total extent of EPA's administrative and oversight costs or the expense associated with a site remedy ultimately implemented. However, Pepco believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

(5) SUBSEQUENT EVENT (DEBT)

     On May 5, 2005, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $1.2 billion. This agreement replaces a $650 million five-year credit agreement that was entered into in July 2004 and a $550 million three-year credit agreement entered into in July 2003. Pepco Holdings' credit limit under this agreement is $700 million.  The credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time under the agreement may not exceed $500 million in the aggregate. Under the terms of the credit agreement, the companies are entitled to request increases in the principal amount of available credit up to an aggregate increase of $300 million, with any such increase proportionately increasing the credit limit of each of the respective borrowers and the $300 million sublimits for each of Pepco, DPL and ACE.  The interest rate payable by the respective companies on utilized funds will be based on a pricing schedule determined by the credit rating of the borrower. The indebtedness incurred under the Credit Agreement is unsecured.

     The credit agreement is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, or financial condition subsequent to the entry into the credit agreement is not

_____________________________________________________________________________

a condition to the availability of credit under the facility. Among the covenants contained in the credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the credit agreement and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the credit agreement.   The failure to satisfy any of the covenants or the occurrence of specified events that constitute events of default that could result in the acceleration of repayment obligations of the borrower. The events of default include (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreement) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

60 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
61 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2005	2004
	(Millions of Dollars)

Operating Revenue
Electric	$258.6	$250.8
Natural Gas	111.7	99.9
Total Operating Revenue	370.3	350.7

Operating Expenses
Fuel and purchased energy	162.2	157.8
Gas purchased	85.1	73.7
Other operation and maintenance	42.4	46.1
Depreciation and amortization	19.0	18.1
Other taxes	9.4	9.0
Total Operating Expenses	318.1	304.7

Operating Income	52.2	46.0

Other Income (Expenses)
Interest and dividend income	.2	.1
Interest expense	(8.6)	(9.0)
Other income	.5	1.0
Total Other Expenses	(7.9)	(7.9)

Income Before Income Tax Expense	44.3	38.1

Income Tax Expense	20.5	15.7

Net Income	23.8	22.4

Dividends on Redeemable Serial Preferred Stock	.3	.2

Earnings Available for Common Stock	23.5	22.2

Retained Income at Beginning of Period	364.7	367.4

Dividends paid to Pepco Holdings	(24.4)	(22.1)

Retained Income at End of Period	$363.8	$367.5

The accompanying Notes are an integral part of these Financial Statements.

62 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
	March 31,	December 31,
ASSETS	2005	2004
	(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$4.5	$3.7
Restricted cash	-	4.8
Accounts receivable, less allowance for uncollectible accounts of $9.3 million and $8.7 million, respectively	186.8	174.7
Fuel, materials and supplies-at average cost	20.6	38.4
Prepaid expenses and other	20.7	11.6
Total Current Assets	232.6	233.2

INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets	127.1	140.3
Prepaid pension expense	206.5	204.7
Other	29.1	29.8
Total Investments and Other Assets	411.2	423.3

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,323.9	2,303.4
Accumulated depreciation	(766.3)	(755.0)
Net Property, Plant and Equipment	1,557.6	1,548.4

TOTAL ASSETS	$2,201.4	$2,204.9

The accompanying Notes are an integral part of these Financial Statements.

63 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
	March 31,	December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY	2005	2004
	(Millions of dollars, except shares)

CURRENT LIABILITIES
Short-term debt	$114.8	$137.0
Accounts payable and accrued liabilities	59.2	59.7
Accounts payable due to associated companies	39.6	46.3
Capital lease obligations due within one year	.2	.2
Taxes accrued	38.9	6.6
Interest accrued	9.7	6.3
Other	48.0	60.9
Total Current Liabilities	310.4	317.0

DEFERRED CREDITS
Regulatory liabilities	231.9	220.6
Income taxes	430.5	430.9
Investment tax credits	11.4	11.7
Above-market purchased energy contracts and other electric restructuring liabilities	28.3	30.6
Other	28.3	32.5
Total Deferred Credits	730.4	726.3

LONG-TERM LIABILITIES
Long-term debt	539.6	539.6
Capital lease obligations	.1	.2
Total Long-Term Liabilities	539.7	539.8

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	21.7	21.7

SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares, issued 1,000 shares	-	-
Premium on stock and other capital contributions	245.4	245.4
Capital stock expense	(10.0)	(10.0)
Retained income	363.8	364.7
Total Shareholder's Equity	599.2	600.1

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,201.4	$2,204.9

The accompanying Notes are an integral part of these Financial Statements.

64 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2005	2004
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$23.8	$22.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19.0	18.1
Deferred income taxes	(3.4)	1.7
Regulatory assets, net	22.1	4.5
Changes in:
Accounts receivable	(12.1)	(.4)
Accounts payable and accrued liabilities	(16.6)	(22.3)
Interest and taxes accrued	35.6	21.3
Net other operating	.4	15.9
Net Cash From Operating Activities	68.8	61.2

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(26.0)	(23.3)
Net other investing activities	4.9	(1.1)
Net Cash Used By Investing Activities	(21.1)	(24.4)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(24.4)	(22.1)
Dividends paid on preferred stock	(.3)	(.2)
Repayment of short-term debt, net	(22.2)	(14.4)
Net other financing activities	-	(.1)
Net Cash Used By Financing Activities	(46.9)	(36.8)

Net increase in Cash and Cash Equivalents	.8	-
Cash and Cash Equivalents at Beginning of Period	3.7	4.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4.5	$4.9

The accompanying Notes are an integral part of these Financial Statements.

65 _____________________________________________________________________________

NOTES TO FINANCIAL STATEMENTS
DELMARVA POWER & LIGHT COMPANY
(1) ORGANIZATION

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. Additionally, DPL provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Default Service in Virginia, Standard Offer Service (SOS) in Maryland, as well as in Delaware on and after May 1, 2006, and Provider of Last Resort service (POLR) in Delaware before May 1, 2006. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.28 million. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 523,000. DPL is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI). Because PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA), the relationship between PHI and DPL and certain activities of DPL are subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     DPL's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of DPL's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly DPL's financial condition as of March 31, 2005, in accordance with GAAP. Interim results for the three months ended March 31, 2005 may not be indicative of results that will be realized for the full year ending December 31, 2005 since the sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     As of March 31, 2005, DPL did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

_____________________________________________________________________________

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended March 31, 2005 and 2004.
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Millions)
Service cost	$9.4	$9.6	$2.1	$2.4
Interest cost	24.3	23.8	8.4	8.3
Expected return on plan assets	(30.7)	(29.8)	(2.5)	(2.8)
Amortization of prior service cost	.3	.3	(1.0)	-
Amortization of net loss	2.5	4.5	2.5	3.1
Net periodic benefit cost	$5.8	$8.4	$9.5	$11.0

Pension

     The 2005 pension net periodic benefit cost for the three months ended March 31, of $5.8 million includes $(1.3) million for DPL. The 2004 pension net periodic benefit cost for the three months ended March 31, of $8.4 million includes $(.5) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2004 and 2003 PHI made discretionary tax-deductible cash contributions to the plan of $10 million and $50 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. During the quarter ended March 31, 2005, no contributions were made. The potential discretionary funding of the pension plan in 2005 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

    The 2005 other post-retirement net periodic benefit cost for the three months ended March 31, of $9.5 million includes $2.5 million for DPL. The 2004 other post-retirement net periodic benefit cost for the three months ended March 31, of $11.0 million includes $2.3 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

_____________________________________________________________________________

Effective Tax Rate

     DPL's effective tax rate for the three months ended March 31, 2005 was 46% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

     DPL's effective tax rate for the three months ended March 31, 2004 was 41% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit), and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to DPL for the quarters ended March 31, 2005 and 2004 were $24.6 million and $25.8 million, respectively.

In addition to the PHI Service Company charges described above, DPL's Statements of Earnings include the following related party transactions:
	For the Quarters Ended March 31,
	2005	2004
	(In Millions)
Full Requirements Contract with Conectiv Energy Supply for power, capacity and ancillary services to service POLR (included in Fuel and purchased energy)	$95.1	$148.0
SOS agreement with Conectiv Energy Supply (included in Fuel and purchased energy)	11.0	-
68 _____________________________________________________________________________
As of March 31, 2005 and December 31, 2004, DPL had the following significant balances on its Balance Sheets due to and from related parties:
	2005	2004
	(In Millions)
Receivable from Related Party
King Street Assurance	$6.7	$6.7
ACE	3.2	-
Payable to Related Party (current)
PHI Service Company	(11.0)	(12.6)
Conectiv Energy Supply	(39.3)	(38.5)
Delmarva Operating Service Company	-	(2.4)
Money Pool Balance with Pepco Holdings (included in short-term debt on the balance sheet)	(7.3)	(29.5)

New Accounting Standards
FIN 47

     In March 2005, The Financial Accounting Standards Board (FASB) published FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that FASB Statement No. 143, Accounting for Asset Retirement Obligations applies to conditional asset retirement obligations as defined and requires that the fair value of a reasonably estimable conditional asset retirement obligation be recognized as part of the carrying amounts of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for DPL). DPL is in the process of evaluating the anticipated impact that the implementation of FIN 47 will have on its overall financial position or net results of operations.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," DPL has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Rate Proceedings

     In October 2004, DPL submitted its annual Gas Cost Rate (GCR) filing to the Delaware Public Service Commission (DPSC). In its filing, DPL sought to increase its GCR by approximately 16.8% in anticipation of increasing natural gas commodity costs. The GCR, which permits DPL to recover its procurement gas costs through customer rates, became effective November 1, 2004 and is subject to refund pending evidentiary hearings. In addition, in November 2004, DPL filed a supplemental filing seeking approval to further increase GCR

_____________________________________________________________________________

rates by an additional 6.5% effective December 29, 2004. The additional GCR increase became effective December 29, 2004 and, similarly, is subject to refund pending evidentiary hearings. The DPSC Staff and the Division of Public Advocate filed their testimony on March 7, 2005 recommending full approval of the GCR changes being sought by DPL, including the revisions to the tariff in the original and supplemental filings. An evidentiary hearing was held on May 5, 2005, at which both DPSC staff and the Division of Public Advocate testified that the rates sought by DPL should be approved as filed. A final order addressing both the November 1 and December 29 increases is expected in the second quarter of 2005.

     Pursuant to the April 16, 2002 merger settlement agreement in Delaware, on May 4, 2005, DPL made a filing with the DPSC whereby DPL seeks approval of a proposed increase of approximately $6.177 million in electric transmission service revenues, or about 1.1% of total Delaware retail electric revenues. This proposed revenue increase is the Delaware retail portion of the increase in the "Delmarva zonal" transmission rates on file with FERC under the Open Access Transmission Tariff (OATT) of the PJM Interconnection, LLC (PJM). This level of revenue increase will decrease to the extent that competitive retail suppliers provide a supply and transmission service to retail customers. In that circumstance, PJM would charge the competitive retail supplier the PJM OATT rate for transmission service into the Delmarva zone and DPL's charges to the retail customer would exclude as a "shopping credit" an amount equal to the standard offer service supply charge and the transmission and ancillary charges that would otherwise be charged by DPL to the retail customer. DPL has proposed to begin collecting this rate change for service rendered on and after June 3, 2005, subject to refund.

SOS and Default Service Proceedings
Maryland

     Under a settlement approved by the Maryland Public Service Commission (MPSC) in April 2003, DPL is required to provide SOS supply at market rates to residential and small commercial customers through May 2008, to medium-sized commercial customers through May 2006, and to large commercial customers through May 2005. In accordance with the settlement, DPL purchases the power supply required to satisfy its market rate SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC. DPL is entitled to recover from its SOS customers the costs of the SOS supply plus an average margin of $0.002 per kilowatt hour, calculated based on total sales to residential, small, and large commercial Maryland SOS customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the amount of electricity used by the respective classes of customers over the time period.

Virginia

     Under amendments to the Virginia Electric Utility Restructuring Act implemented in March 2004, DPL is obligated to offer default service to customers in Virginia for an indefinite period until relieved of that obligation by the Virginia State Corporation Commission (VSCC). DPL currently obtains all of the energy and capacity needed to fulfill its default service obligations in Virginia under a supply agreement with a subsidiary of Conectiv Energy Holding Company (Conectiv Energy) that commenced on January 1, 2005 and expires in May 2006. A prior agreement, also with Conectiv Energy, terminated effective December 31, 2004. DPL entered

_____________________________________________________________________________

into this supply agreement after conducting a competitive bid procedure in which Conectiv Energy was the lowest bidder.

     In October 2004, DPL filed an application with the VSCC for approval to increase the rates that DPL charges its Virginia default service customers to allow it to recover its costs for power under the new supply agreement plus an administrative charge and a margin. A VSCC order issued in November 2004 allowed DPL to put interim rates into effect on January 1, 2005, subject to refund if the VSCC subsequently determined the rate is excessive. The interim rates reflected an increase of 1.0247 cents per kwh to the fuel rate, which provide for recovery of the entire amount being paid by DPL to Conectiv Energy, but did not include an administrative charge or margin, pending further consideration of this issue. Therefore, the November 2004 order also directed the parties to file memoranda concerning whether administrative costs and a margin are properly recovered through a fuel clause mechanism. Memoranda were filed by DPL, the VSCC Staff and Virginia's Office of Attorney General. The VSCC ruled in January 2005 that the administrative charge and margin are base rate items not recoverable through a fuel clause. No appeal is planned regarding this filing. A settlement resolving all other issues and making the interim rates final was filed on March 4, 2005, the amount of the final rates being contingent only on possible future adjustment depending on the result of a related proceeding at FERC. The VSCC approved the settlement on March 25, 2005.

Delaware

     Under a settlement approved by the DPSC, DPL is required to provide POLR service to retail customers in Delaware until May 1, 2006. In October 2004, the DPSC initiated a proceeding to investigate and determine which entity should act as the SOS supplier in DPL's Delaware service territory after May 1, 2006, and what prices should be charged for SOS after May 1, 2006. The process used in Delaware consists of three separate stages. The stage 1 process was constructed to allow the DPSC to determine by February 28, 2005 the fundamental issues related to the selection of an SOS supplier. Stage 2 would resolve issues relating to the process under which supply would be acquired by the SOS provider and the way in which SOS prices would be set and monitored. In Stage 3, these selection and pricing mechanisms would be implemented to determine the post-May 2006 SOS supplier and the post-May 2006 SOS price. On January 26, 2005, the DPSC Staff issued a report recommending to the DPSC that DPL be selected as the SOS supplier, subject to further discussions as to how to establish SOS prices. On March 22, 2005, the DPSC issued an order approving DPL as the SOS provider at market rates after May 1, 2006, when DPL's current fixed rate POLR obligation ends. The DPSC will determine in the future the duration of DPL's market rate SOS obligation and the margin, if any, that it will be permitted to earn in conjunction with providing the SOS. The DPSC also approved a structure whereby DPL will purchase the power supply required to satisfy its market rate SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure.

Environmental Litigation

     DPL is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. DPL may incur costs to clean up currently or

_____________________________________________________________________________

formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices.

     In May 2004, the U.S. Department of Justice (DOJ) invited DPL to enter into pre-filing negotiations in connection with DPL's alleged liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 at the Diamond State Salvage site in Wilmington, Delaware. In the context of the negotiations, DOJ informed DPL that DPL is a de minimis party at the site. In February 2005, DPL entered into a de minimis consent decree with the United States which, if approved by the U.S. District Court, would require DPL to pay $144,000 as reimbursement of the government's response costs, resolve DPL's alleged liability, and provide DPL a covenant not to sue from the United States and protection from third-party claims for contribution.

     In July 2004, DPL entered into an Administrative Consent Order with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The costs for completing the RI/FS for this site are approximately $300,000, approximately $50,000 of which will be expended in 2005. The costs of cleanup resulting from the RI/FS will not be determinable until the RI/FS is completed and an agreement with respect to cleanup is reached with the MDE. Due to project delays, DPL now expects that the completion date for the RI/FS will be in the fourth quarter of 2005.

     In October 1995, DPL received notice from the Environmental Protection Agency (EPA) that it, along with several hundred other companies, might be a potentially responsible party (PRP) in connection with the Spectron Superfund Site in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling and processing facility from 1961 to 1988. In April 1996 DPL, with numerous other PRPs, entered into an administrative order on consent with EPA to perform an RI/FS at the site. In February 2003, the EPA informed DPL that it will have no future liability for contribution to the remediation of the site.

     In the early 1970s, DPL sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, DPL was notified by EPA that it, along with a number of other utilities and non-utilities, was a PRP in connection with the PCB contamination at the site. In 1999, DPL entered into a de minimis settlement with EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the site. DPL believes that any liability for natural resource damages at this site will not have a material adverse effect on its financial condition or results of operations.

(5) SUBSEQUENT EVENT (DEBT)

     On May 5, 2005, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $1.2 billion. This agreement replaces a $650 million five-year credit agreement that was entered into in July 2004 and a $550 million three-year credit agreement entered into in July 2003. Pepco Holdings' credit limit under this agreement is $700 million.  The credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of debt the company is permitted to have outstanding by

_____________________________________________________________________________

its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time under the agreement may not exceed $500 million in the aggregate. Under the terms of the credit agreement, the companies are entitled to request increases in the principal amount of available credit up to an aggregate increase of $300 million, with any such increase proportionately increasing the credit limit of each of the respective borrowers and the $300 million sublimits for each of Pepco, DPL and ACE.  The interest rate payable by the respective companies on utilized funds will be based on a pricing schedule determined by the credit rating of the borrower. The indebtedness incurred under the Credit Agreement is unsecured.

     The credit agreement is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, or financial condition subsequent to the entry into the credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the credit agreement and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the credit agreement.   The failure to satisfy any of the covenants or the occurrence of specified events that constitute events of default that could result in the acceleration of repayment obligations of the borrower. The events of default include (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreement) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

73 _____________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
74 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2005	2004
	(Millions of Dollars)

Operating Revenue	$309.3	$322.4

Operating Expenses
Fuel and purchased energy	188.1	193.6
Other operation and maintenance	47.3	51.8
Depreciation and amortization	29.9	33.9
Other taxes	5.3	4.0
Deferred electric service costs	19.0	15.0
Total Operating Expenses	289.6	298.3

Operating Income	19.7	24.1

Other Income (Expenses)
Interest and dividend income	.7	.5
Interest expense	(14.1)	(15.4)
Other income	1.7	2.4
Total Other Expenses	(11.7)	(12.5)

Income Before Income Tax Expense	8.0	11.6

Income Tax Expense	3.0	4.8

Income Before Extraordinary Item	5.0	6.8

Extraordinary Item (net of tax of $6.2 million)	9.0	-

Net Income	14.0	6.8

Dividends on Redeemable Serial Preferred Stock	.1	.1

Earnings Available for Common Stock	13.9	6.7

Retained Income at Beginning of Period	213.3	159.6

Dividends paid to Pepco Holdings	(7.3)	(5.7)

Retained Income at End of Period	$219.9	$160.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

75 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31,	December 31,
ASSETS	2005	2004
	(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$4.9	$4.2
Restricted cash	11.8	13.7
Accounts receivable, less allowance for uncollectible accounts of $4.6 million and $4.5 million, respectively	175.6	176.4
Fuel, materials and supplies-at average cost	38.5	38.1
Prepaid expenses and other	5.1	4.9
Total Current Assets	235.9	237.3

INVESTMENTS AND OTHER ASSETS
Regulatory assets	1,033.1	1,069.4
Restricted funds held by trustee	8.9	9.1
Other	23.8	24.1
Total Investments and Other Assets	1,065.8	1,102.6

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,838.5	1,819.1
Accumulated depreciation	(557.8)	(680.0)
Net Property, Plant and Equipment	1,280.7	1,139.1

TOTAL ASSETS	$2,582.4	$2,479.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

76 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31,	December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY	2005	2004
	(Millions of dollars, except shares)

CURRENT LIABILITIES
Short-term debt	$152.8	$123.4
Accounts payable and accrued liabilities	85.7	85.0
Accounts payable to associated companies	15.6	12.4
Taxes accrued	52.2	21.3
Interest accrued	11.8	14.3
Other	33.6	35.6
Total Current Liabilities	351.7	292.0

DEFERRED CREDITS
Regulatory liabilities	175.1	44.6
Income taxes	488.6	496.0
Investment tax credits	19.2	19.7
Pension benefit obligation	46.0	44.0
Other post-retirement benefit obligation	44.7	44.7
Other	18.9	34.4
Total Deferred Credits	792.5	683.4

LONG-TERM LIABILITIES
Long-term debt	376.7	441.6
Transition Bonds issued by ACE Funding	516.2	523.3
Capital lease obligations	.2	.2
Total Long-Term Liabilities	893.1	965.1

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2

SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, and 8,546,017 shares outstanding	25.6	25.6
Premium on stock and other capital contributions	294.0	294.0
Capital stock expense	(.6)	(.6)
Retained income	219.9	213.3
Total Shareholder's Equity	538.9	532.3

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,582.4	$2,479.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

77 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2005	2004
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$14.0	$6.8
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	(15.2)	-
Depreciation and amortization	29.9	33.9
Deferred income taxes	(7.6)	(9.9)
Regulatory assets, net	20.7	11.6
Changes in:
Accounts payable and accrued liabilities	(.2)	(19.9)
Interest and taxes accrued	28.3	9.4
Net other operating	2.8	6.4
Net Cash From Operating Activities	72.7	38.3

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(23.6)	(25.2)
Net other investing activities	1.7	.7
Net Cash Used By Investing Activities	(21.9)	(24.5)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(7.3)	(5.7)
Dividends paid on preferred stock	(.1)	(.1)
Redemption of debentures issued to financing trust	-	(25.0)
Reacquisition of long-term debt	(19.2)	(7.4)
Repayment of short-term debt	(23.5)	-
Net Cash Used By Financing Activities	(50.1)	(38.2)

Net increase (decrease) in Cash and Cash Equivalents	.7	(24.4)
Cash and Cash Equivalents at Beginning of Period	4.2	107.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4.9	$82.8

NONCASH ACTIVITIES
Excess depreciation reserve transferred to regulatory liabilities (See Note (4) Commitments and Contingencies, under "Rate Proceedings - New Jersey")	$131.0	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

78 _____________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC COMPANY
(1) ORGANIZATION

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission and distribution of electricity in southern New Jersey. Additionally, ACE provides Basic Generation Service, which is the supply of electricity at regulated rates to retail customers in its territory who do not elect to purchase electricity from a competitive supplier. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 998,000. ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI). Because PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA), the relationship between PHI and ACE and certain activities of ACE are subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     ACE's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of ACE's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE's financial condition as of March 31, 2005, in accordance with GAAP. Interim results for the three months ended March 31, 2005 may not be indicative of results that will be realized for the full year ending December 31, 2005 since the sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     As of March 31, 2005, ACE did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

FIN 46R

     ACE has power purchase agreements (PPAs) with a number of entities including three Non-Utility Generation contracts (NUGs). Due to a variable element in the pricing structure of the NUGs, ACE potentially assumes the variability in the operations of the plants of these entities and therefore has a variable interest in the entities. As required by FIN 46R, ACE continued to conduct exhaustive efforts to obtain information from these entities but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result,

_____________________________________________________________________________

ACE has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Net purchase activities with the counterparties to the NUGs in the quarters ended March 31, 2005 and 2004 were approximately $80 million and $67 million, respectively, of which $71 million and $58 million, respectively, related to power purchases under the NUGs. ACE does not have exposure to loss under the PPA agreements since cost recovery will be achieved from its customers through regulated rates.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended March 31, 2005 and 2004.
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Millions)
Service cost	$9.4	$9.6	$2.1	$2.4
Interest cost	24.3	23.8	8.4	8.3
Expected return on plan assets	(30.7)	(29.8)	(2.5)	(2.8)
Amortization of prior service cost	.3	.3	(1.0)	-
Amortization of net loss	2.5	4.5	2.5	3.1
Net periodic benefit cost	$5.8	$8.4	$9.5	$11.0

Pension

     The 2005 pension net periodic benefit cost for the three months ended March 31, of $5.8 million includes $2.1 million for ACE. The 2004 pension net periodic benefit cost for the three months ended March 31, of $8.4 million includes $2.1 million for ACE. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2004 and 2003 PHI made discretionary tax-deductible cash contributions to the plan of $10 million and $50 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. During the quarter ended March 31, 2005, no contributions were made. The potential discretionary funding of the pension plan in 2005 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

_____________________________________________________________________________

Other Post-Retirement Benefits

    The 2005 other post-retirement net periodic benefit cost for the three months ended March 31, of $9.5 million includes $2.3 million for ACE. The 2004 other post-retirement net periodic benefit cost for the three months ended March 31, of $11.0 million includes $2.5 million for ACE. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

Medium-Term Note Retirement
In March 2005, ACE retired at maturity $10 million of 6.67% medium-term notes and $2 million of 6.65% medium-term notes.
Effective Tax Rate

     ACE's effective tax rate before the extraordinary item for the three months ended March 31, 2005 was 38% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences, change in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of deferred investment tax credits.

     ACE's effective tax rate for the three months ended March 31, 2004 was 42% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences, offset by the flow-through of deferred investment tax credits.

Extraordinary Item

     On April 19, 2005, a settlement related to ACE's electric distribution rate case was reached among ACE, the Staff of the New Jersey Board of Public Utilities (NJBPU), the New Jersey Ratepayer Advocate, and active intervenor parties. As a result of this settlement, ACE reversed $15.2 million ($9.0 million, after-tax) in accruals related to certain deferred costs that are now deemed recoverable. The after-tax credit to income of $9.0 million is classified as an extraordinary item (gain) since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to ACE for the quarters ended March 31, 2005 and 2004 were $20.7 million and $22.2 million, respectively.

     In addition to the PHI Service Company charges described above, ACE's Consolidated Statements of Earnings include the following related party transactions:

_____________________________________________________________________________

	For the Quarters Ended March 31,
	2005	2004
	(In Millions)
Purchased power from Conectiv Energy Supply (included in Fuel and purchased energy)	$13.3	$ -
As of March 31, 2005 and December 31, 2004, ACE had the following significant balances on its Consolidated Balance Sheets due to and from related parties:
	2005	2004
	(In Millions)
Receivable from Related Party
King Street Assurance	$2.6	$2.6
Payable to Related Party (current)
PHI Service Company	(9.8)	(10.3)
Conectiv Energy Supply	(4.3)	(4.5)
DPL	(3.2)	-
Money Pool Balance with Pepco Holdings (included in cash and cash equivalents on the balance sheet)	-	1.7

New Accounting Standards
FIN 47

     In March 2005, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that FASB Statement No. 143, Accounting for Asset Retirement Obligations applies to conditional asset retirement obligations as defined and requires that the fair value of a reasonably estimable conditional asset retirement obligation be recognized as part of the carrying amounts of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for ACE). ACE is in the process of evaluating the anticipated impact that the implementation of FIN 47 will have on its overall financial position or net results of operations.

(3) SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ACE has one segment, its regulated utility business.

_____________________________________________________________________________

(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Rate Proceedings

     In February 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and its Regulatory Asset Recovery Charge (RARC) in New Jersey. In December 2003, the NJBPU issued an order also consolidating into this base rate proceeding outstanding issues from several other proceedings. Later in December 2003, ACE filed a Motion for Reconsideration in which it suggested that these additional issues be dealt with in a Phase II to the base rate case to address the outstanding issues identified in the NJBPU's December 2003 order. The parties to the base rate proceeding agreed that a Phase II to the base rate case would be initiated in April 2004. Accordingly, in April 2004, ACE filed testimony with the NJBPU initiating a Phase II to the base rate proceeding, which addressed these additional issues and sought recovery of the $25.4 million of deferred restructuring costs previously transferred into the base rate case (which is also referred to as Phase 1).

     On April 19, 2005, a settlement was reached among ACE, the staff of the NJBPU, the New Jersey Ratepayer Advocate and active intervenor parties. The settlement, if approved by the NJBPU, will resolve issues in both the Phase I proceeding and the other issues referred by the NJBPU to the base rate proceeding and addressed in the Phase II proceeding. No party to either of these proceedings opposes the settlement.

    The proposed settlement will allow for an increase in ACE's base rates of approximately $18.8 million, $2.8 million of which would come from an increase in RARC revenue collections. $16 million of the base rate increase, not related to RARC collections, will be collected annually until such time as base rates change pursuant to another base rate proceeding. The $2.8 million in RARC collections will be collected each year for four years. The $18.8 million increase in base rate revenue will be offset by a base rate revenue decrease in a similar amount in total resulting from a change in depreciation rate, which is further discussed below, similar to what has been adopted by the NJBPU for other New Jersey electric utility companies. Overall, the settlement provides for a net decrease in revenues of approximately $.3 million, consisting of a $3.1 million reduction of distribution revenues offset by the $2.8 million increase in RARC revenue collections mentioned above. The proposed settlement specifies an overall rate of return of 8.14%. The proposed settlement provides for a change in depreciation rates driven by a change in average service lives. In addition, the settlement provides for a change in depreciation technique from remaining life to whole life, including amortization of any calculated excess or deficiencies in the depreciation reserve. As a result of these changes there is a net excess depreciation reserve. Accordingly ACE recorded a regulatory liability in March 2005 by reducing its depreciation reserve by approximately $131 million. The regulatory liability will be amortized over 8.25 years and will result in a reduction of depreciation and amortization expense on ACE's consolidated statements of earnings. While the impact of the settlement will be essentially revenue and cash neutral to ACE, there will be a positive annual pre-tax earnings impact to ACE of approximately $20 million.

     With respect to Phase II issues, which included supply-related deferred costs, the settlement provides for a disallowance of $13.0 million previously recorded to such deferred accounts and specifies the recovery over four years of an adjusted deferred balance of approximately

_____________________________________________________________________________

$116.8 million, including a portion of the $25.4 million of costs transferred first into the Phase I proceeding from other proceedings and then ultimately into the Phase II proceeding, offset by the return over one year of over-collected balances in certain other deferred accounts, with the net result being that there will be no rate impact from the deferral account recoveries and credits for at least one year.

     The settlement does not become effective unless approved by the NJBPU. It is likely that the NJBPU will consider the settlement in the second quarter of 2005. While ACE believes it is probable that the NJBPU will approve the settlement, ACE cannot predict with certainty the timing of any NJBPU approval. The settlement does not affect the existing appeal filed by ACE with the Appellate Division of the Superior Court of New Jersey (the NJ Superior Court) related to the July 2004 Final Decision and Order issued by the NJBPU in ACE's restructuring deferral proceeding before the NJBPU under the New Jersey Electric Discount and Energy Competition Act (EDECA), discussed below under "Restructuring Deferral."

Restructuring Deferral

     Pursuant to a July 1999 summary order issued by the NJBPU under EDECA (which was subsequently affirmed by a final decision and order issued in March 2001), ACE was obligated to provide Basic Generation Service (BGS) from August 1, 1999 to at least July 31, 2002 to retail electricity customers in ACE's service territory who did not choose a competitive energy supplier. The order allowed ACE to recover through customer rates certain costs incurred in providing BGS. ACE's obligation to provide BGS was subsequently extended to July 31, 2003. At the allowed rates, for the period August 1, 1999 through July 31, 2003, ACE's aggregate allowed costs exceeded its aggregate revenues from supplying BGS. These under-recovered costs were partially offset by a $59.3 million deferred energy cost liability existing as of July 31, 1999 (LEAC Liability) that was related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs. ACE established a regulatory asset in an amount equal to the balance.

     In August 2002, ACE filed a petition with the NJBPU for the recovery of approximately $176.4 million in actual and projected deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE over the four-year period August 1, 1999 through July 31, 2003. The deferred balance was net of the $59.3 million offset for the LEAC Liability. The petition also requested that ACE's rates be reset as of August 1, 2003 so that there would be no under-recovery of costs embedded in the rates on or after that date. The increase sought represented an overall 8.4% annual increase in electric rates and was in addition to the base rate increase discussed above. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA.

     In July 2003, the NJBPU issued a summary order, which (i) permitted ACE to begin collecting a portion of the deferred costs and reset rates to recover on-going costs incurred as a result of EDECA, (ii) approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003, (iii) transferred to ACE's pending base rate case for further consideration approximately $25.4 million of the deferred balance, and (iv) estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. In July 2004, the NJBPU issued its final order in the restructuring deferral proceeding. The final order did not modify the amount of the disallowances set forth in the July 2003 summary order, but did provide a much more detailed

_____________________________________________________________________________

analysis of evidence and other information relied on by the NJBPU as justification for the disallowances. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. In August 2004, ACE filed with the NJ Superior Court, which hears appeals of New Jersey administrative agencies, including the NJBPU, a Notice of Appeal related to the July 2004 final order. ACE cannot predict the outcome of this appeal.

Proposed Shut Down of B.L. England Generating Facility; Construction of Transmission Facilities

    Pursuant to a September 2003 NJBPU order, ACE filed a report in April 2004 with the NJBPU recommending that the B.L. England generating facility be shut down. The report stated that the operation of the B.L. England facility is necessary at the time of the report to satisfy reliability standards, but that those reliability standards could also be satisfied in other ways. The report concludes that, based on B.L. England's current and projected operating costs resulting from compliance with more restrictive environmental requirements, the most cost-effective way in which to meet reliability standards is to shut down the B.L. England facility and construct additional transmission enhancements in southern New Jersey.

     The terms of an April 26, 2004 preliminary settlement among PHI, Conectiv, ACE, the New Jersey Department of Environmental Protection (NJDEP) and the Attorney General of New Jersey, which are further discussed under "Preliminary Settlement Agreement with NJDEP," below, established emission limits for B.L. England's operations (which would become applicable on October 1, 2008 for Unit 1 and on May 1, 2009 for Unit 2 if B.L. England is not shut down) and required ACE to seek necessary approvals from agencies that may have jurisdiction to shut down and permanently cease operations at B.L. England by December 15, 2007, and to obtain approval to construct necessary substation and transmission facilities.

     In letters dated May and September 2004 to the PJM Interconnection, LLC (PJM), ACE informed PJM of its intent, as owner of the B.L. England generating plant, to retire the entire plant (447 MW) on December 15, 2007. PJM completed its independent analysis to determine the upgrades required to eliminate any identified reliability problems resulting from the retirement of B.L. England and recommended that certain transmission upgrades be installed prior to the summer of 2008. ACE's independent assessment confirmed that the transmission upgrades identified by PJM are the transmission upgrades necessary to maintain reliability in the Atlantic zone after the retirement of B.L. England. The amount of the costs incurred by ACE to construct the recommended transmission upgrades that ACE would be permitted to recover from load serving entities that use ACE's transmission system would be subject to approval by FERC. The amount of construction costs that ACE would be permitted to recover from retail ratepayers would be determined in accordance with the treatment of transmission-related revenue requirements in retail rates under the jurisdiction of the appropriate state regulatory commission. ACE cannot predict how the recovery of such costs will ultimately be treated by FERC and the state regulatory commissions and, therefore, cannot predict the financial impact to ACE of installing the recommended transmission upgrades. However, in the event that the NJBPU makes satisfactory findings and grants other requested approvals concerning the retirement of B.L. England and the construction of the transmission upgrades required to maintain reliability in the Atlantic zone after such retirement, ACE expects to begin construction of the appropriate transmission upgrades while final decisions by FERC and state regulatory commissions concerning the methodology for recovery of the costs of such construction are still pending.

_____________________________________________________________________________

     In November 2004, ACE made a filing with the NJBPU requesting the necessary approvals for construction of the transmission upgrades required to maintain reliability in the Atlantic zone after the retirement of B.L. England. The NJBPU issued an order on April 21, 2005, which unanimously approved the petition for the construction of the transmission upgrades, including the 230 kilovolt (kV) Cumberland to Dennis line, the138 kV Dennis to Corson line, and the 138 kV Cardiff to Lewis line. The approval states that these lines are necessary even if B.L. England does not shut down. On May 6, 2005, ACE announced that it would again auction its electric generation assets, including B.L. England. ACE intends to construct the transmission upgrades referred to above whether or not B.L. England is sold.

     In December 2004, ACE filed a petition with the NJBPU requesting that the NJBPU establish a proceeding that will consist of a Phase I and Phase II and that the procedural process for the Phase I proceeding require intervention and participation by all persons interested in the prudence of the decision to shut down B.L. England generating facility and the categories of stranded costs associated with shutting down and dismantling the facility and remediation of the site. ACE contemplates that Phase II of this proceeding, which would be initiated by an ACE filing in 2008 or 2009, would establish the actual level of prudently incurred stranded costs to be recovered from customers in rates. Evidentiary hearings for the necessary approvals for construction of the transmission upgrades were held on March 28, 2005. It is expected that the NJBPU will rule on the petition in the second quarter of 2005. ACE cannot predict the outcome of these two proceedings.

Environmental Litigation

     ACE is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. ACE may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices.

     In June 1992, Environmental Protection Agency (EPA) identified ACE as a potentially responsible party (PRP) at the Bridgeport Rental and Oil Services Superfund Site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with EPA and NJDEP to address remediation of the site. ACE's liability is limited to 0.232 percent of the aggregate remediation liability and thus far ACE has made contributions of approximately $105,000. Based on information currently available, ACE may be required to contribute approximately an additional $100,000. ACE believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

_____________________________________________________________________________

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an administrative consent order with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. The results of groundwater monitoring over the first year of this ground water sampling plan will help to determine the extent of post-remedy operation and maintenance costs. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. Based on information currently available, ACE may be required to contribute approximately an additional $626,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial condition or results of operations.

Preliminary Settlement Agreement with the NJDEP

     In an effort to address NJDEP's concerns regarding ACE's compliance with New Source Review (NSR) requirements at B.L. England, on April 26, 2004, PHI, Conectiv and ACE entered into a preliminary settlement agreement with NJDEP and the Attorney General of New Jersey. The preliminary settlement agreement outlines the basic parameters for a definitive agreement to resolve ACE's alleged NSR liability at B.L. England and various other environmental issues at ACE and Conectiv Energy facilities in New Jersey. Among other things, the preliminary settlement agreement provides that:

•

contingent upon the receipt of necessary approvals from the NJBPU, PJM, North American Electric Reliability Council (NERC), the Federal Energy Regulatory Commission, and other regulatory authorities and the receipt of permits to construct certain transmission facilities in southern New Jersey, ACE will permanently cease operation of the B.L. England generating facility by December 15, 2007. In the event that ACE is unable to shut down the B.L. England facility by December 15, 2007 through no fault of its own (e.g., because of failure to obtain the required regulatory approvals), B.L. England Unit 1 would be required to comply with stringent sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter emissions limits set forth in the preliminary settlement agreement by October 1, 2008, and B.L. England Unit 2 would be required to comply with these emissions limits by May 1, 2009. If ACE does not either shut down the B.L. England facility by December 15, 2007 or satisfy the emissions limits applicable in the event shut down is not so completed, ACE would be required to pay significant monetary penalties.

•

to address ACE's appeal of NJDEP actions relating to NJDEP's July 2001 denial of ACE's request to renew a permit variance from sulfur-in-fuel requirements under New Jersey regulations, effective through July 30, 2001, that authorized Unit 1 at B.L. England generating facility to burn bituminous coal containing greater than 1% sulfur, ACE will be permitted to combust coal with a sulfur content of greater than 1% at the B.L. England facility in accordance with the terms of B.L. England's current permit until December 15, 2007 and NJDEP will not impose new, more stringent short-term SO2 emissions limits on the B.L. England facility during this period. However, in the absence of a consent order or other final settlement document, which the parties continue to negotiate as required by the preliminary settlement agreement, ACE will

87 ____________________________________________________________________________

need to seek, in July 2005, a renewal of its current fuel authorization, which is scheduled to expire on July 30, 2006.
•

to resolve any possible civil liability (and without admitting liability) for violations of the permit provisions of the New Jersey Air Pollution Control Act (APCA) and the Prevention of Significant Deterioration provisions of the Federal Clean Air Act (CAA) relating to modifications that may have been undertaken at the B.L. England facility, ACE paid a $750,000 civil penalty to NJDEP on June 1, 2004. To compensate New Jersey for other alleged violations of the APCA and/or the CAA, ACE will undertake environmental projects valued at $2 million, which are beneficial to the state of New Jersey and approved by the NJDEP in a consent order or other final settlement document.

•

ACE will submit all federally required studies and complete construction of facilities, if any, necessary to satisfy the EPA's new cooling water intake structure regulations in accordance with the schedule that NJDEP established in the recent renewal of the New Jersey Pollutant Discharge Elimination System permit for the B.L. England facility. The schedule takes into account ACE's agreement, provided that all regulatory approvals are obtained, to shut down the B.L. England facility by December 15, 2007.

•

to resolve any possible civil liability (and without admitting liability) for natural resource damages resulting from groundwater contamination at the B.L. England facility, Conectiv Energy's Deepwater generating facility and ACE's operations center near Pleasantville, New Jersey, ACE and Conectiv will pay NJDEP $674,162 or property of equivalent value and will remediate the groundwater contamination at all three sites. If subsequent data indicate that groundwater contamination is more extensive than indicated in NJDEP's preliminary analysis, NJDEP may seek additional compensation for natural resource damages.

     The preliminary settlement agreement provides that the parties will work toward a consent order or other final settlement document that reflects the terms of the preliminary settlement agreement. ACE, Conectiv and PHI continue to negotiate with the NJDEP the terms of a consent order or other final settlement document.

(5) SUBSEQUENT EVENT (DEBT)

     On May 5, 2005, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $1.2 billion. This agreement replaces a $650 million five-year credit agreement that was entered into in July 2004 and a $550 million three-year credit agreement entered into in July 2003. Pepco Holdings' credit limit under this agreement is $700 million.  The credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time under the agreement may not exceed $500 million in the aggregate. Under the terms of the credit agreement, the companies are entitled to request increases in the principal amount of available credit up to an aggregate increase of $300 million, with any such increase proportionately increasing the credit limit of each of the respective borrowers and the $300 million sublimits for each of Pepco, DPL and ACE.  The interest rate payable by the respective companies on utilized funds will be based on a pricing schedule determined by the

_____________________________________________________________________________

credit rating of the borrower. The indebtedness incurred under the Credit Agreement is unsecured.

     The credit agreement is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, or financial condition subsequent to the entry into the credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the credit agreement and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the credit agreement.   The failure to satisfy any of the covenants or the occurrence of specified events that constitute events of default that could result in the acceleration of repayment obligations of the borrower. The events of default include (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreement) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

89 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
90 _____________________________________________________________________________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:

91 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PEPCO HOLDINGS
GENERAL OVERVIEW
Pepco Holdings, Inc. (PHI) is a public utility holding company that, through its operating subsidiaries, is engaged primarily in two principal business operations:
•	electricity and natural gas delivery (Power Delivery), and
•	competitive energy generation, marketing and supply (Competitive Energy).

     The Power Delivery business is the largest component of PHI's business. In the first quarter of 2005, the operating revenues of the Power Delivery business (including intercompany amounts) were equal to 61% of PHI's consolidated operating revenues and its operating income (including income from intercompany transactions) were equal to 77% of PHI's consolidated operating income. The Power Delivery business consists primarily of the transmission, distribution and default supply of electric power, which was responsible for 90% of Power Delivery's first quarter 2005 operating revenues, and the distribution of natural gas, which contributed 10% of Power Delivery's first quarter 2005 operating revenues. Power Delivery represents one operating segment for financial reporting purposes.

     The Power Delivery business is conducted by three regulated utility subsidiaries: Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), each of which is a regulated public utility in the jurisdictions that comprise its service territory. Each company is responsible for the delivery of electricity and, in the case of DPL, natural gas in its service territory, for which it is paid tariff rates established by the local public service commission. Each company also provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Default Service in Virginia, Standard Offer Service (SOS) in Maryland and the District of Columbia, as well as in Delaware on and after May 1, 2006, Basic Generation Service (BGS) in New Jersey, and Provider of Last Resort service (POLR) in Delaware before May 1, 2006. The rates each company is permitted to charge for the transmission of electricity is regulated by the Federal Energy Regulatory Commission (FERC). This means that the profitability of the Power Delivery business depends on each company's ability through the rates it is permitted to charge to recover costs and earn a reasonable return on its capital investments.

     Power Delivery's operating revenue and income are seasonal, and weather patterns may have a material impact on operating results. Historically, Power Delivery operations have generated less revenue and income when weather conditions are milder in the winter and cooler in the summer.

     The Competitive Energy business provides competitive generation, marketing and supply of electricity and gas, and related energy management services primarily in the mid-Atlantic region. These operations are conducted through subsidiaries of Conectiv Energy Holding Company

_____________________________________________________________________________

(collectively, Conectiv Energy) and Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services), each of which is treated as a separate business segment for financial reporting purposes. In the first quarter of 2005, the operating revenues of the Competitive Energy business (including intercompany amounts), were equal to 48% of PHI's consolidated operating revenues and its operating income (including operating income from intercompany transactions) was 12% of PHI's consolidated operating income. Of this segment's operating revenues, an amount equal to 14% of PHI's consolidated operating revenues was attributable to electric energy, electric capacity, and natural gas sold to the Power Delivery segment.

•

Conectiv Energy provides wholesale power, capacity and ancillary services in the wholesale markets administered by PJM Interconnection, LLC (PJM) and also supplies electricity to other wholesale market participants. Conectiv Energy has a power supply agreement under which it provides DPL with Default Electricity Supply for distribution to customers in Delaware and Virginia. Conectiv Energy also supplies a portion of the Default Electricity Supply for DPL's Maryland load, a portion of ACE's load, as well as load shares of other mid-Atlantic utilities. Conectiv Energy obtains the electricity required to meet its power supply obligations from its own generation plants, under bilateral contract purchases from other wholesale market participants and from purchases in the PJM wholesale market. Conectiv Energy also sells natural gas and fuel oil to very large end-users and to wholesale market participants under bilateral agreements.

•

Pepco Energy Services sells retail electricity and natural gas and provides integrated energy management services, primarily in the mid-Atlantic region. Pepco Energy Services also provides high voltage construction and maintenance services to utilities and other customers throughout the United States and low voltage electric and telecommunication construction and maintenance services primarily in the Washington, D.C. area.

     The primary objectives of the Competitive Energy business are to manage Conectiv Energy's generation assets to match wholesale energy supply with load and to capture retail energy supply and service opportunities in the mid-Atlantic region through Pepco Energy Services. The financial results of the Competitive Energy business can be significantly affected by wholesale and retail energy prices, the cost of fuel to operate the Conectiv Energy plants, and the cost of purchased energy necessary to meet its power supply obligations.

     In order to lower its financial exposure related to commodity price fluctuations and provide a more predictable earnings stream, the Competitive Energy business frequently enters into contracts to hedge the power output of its generation facilities, the costs of fuel used to operate those facilities and its energy supply obligations.

Like the Power Delivery business, the Competitive Energy business is seasonal, and therefore weather patterns can have a material impact on operating results.

     Over the last several years, PHI has discontinued its investments in non-energy related businesses, including the sale of its aircraft portfolio and the sale of its 50% interest in Starpower Communications LLC. These activities previously had been conducted through Potomac Capital Investment Corporation (PCI) and Pepco Communications LLC, respectively. PCI's current activities are limited to the management of a portfolio of cross-border energy sale-leaseback

_____________________________________________________________________________

transactions, with a book value at March 31, 2005, of approximately $1.2 billion. PCI does not plan on making further investments in non-energy related businesses, and will focus on maintaining the earnings stream from its energy leveraged leases. These remaining operations constitute a fourth operating segment for financial reporting purposes.

     For additional information including information about PHI's business strategy refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in PHI's Form 10-K for the year ended December 31, 2004.

EARNINGS OVERVIEW
First Quarter March 31, 2005 Compared to First Quarter March 31, 2004 Results
PHI's net income for the first quarter ended March 31, 2005 was $55.5 million, or $0.29 per share compared to $51.2 million, or $0.30 per share for the first quarter ended March 31, 2004.

     Net income for 2005 included the (charges) and/or credits set forth below (which are presented net of tax and in millions of dollars). The segment that recognized the (charge) or credit is also indicated.

Favorable impact of $5.1 related to the ACE base rate case settlement as follows:
Power Delivery
Ordinary loss from write-offs of disallowance of regulatory assets net of reserve	$(3.9)
Extraordinary gain from reversal of restructuring reserves	9.0
Power Delivery aggregate impact	$ 5.1

     Net income for 2004 included the credits set forth below (which are presented net of tax and in millions of dollars). The segment that recognized the credit (or, if not attributable to a segment, Corporate and Other) is also indicated.

An aggregate of $13.2 in tax benefits related to issuance of a local jurisdiction's final consolidated tax return regulations, which were retroactive to 2001. Effects by segment were:
Power Delivery	$ .8
Pepco Energy Services	1.5
Other Non-Regulated	8.8
Corporate & Other	2.1
PHI Consolidated	$13.2
Excluding the items listed above, net income would have been $50.4 million in 2005 and $38.0 million in 2004.

     PHI's net income for the first quarter ended March 31, 2005 compared to the first quarter ended March 31, 2004 is set forth in the table below:

_____________________________________________________________________________

	2005	2004	Change
	(Dollars in Millions)
Power Delivery	$52.3	$40.8	$11.5
Conectiv Energy	3.1	5.0	(1.9)
Pepco Energy Services	2.4	3.3	(.9)
Other Non-Regulated	13.6	20.1	(6.5)
Corporate & Other	(15.9)	(18.0)	2.1
Total PHI Net Income	$55.5	$51.2	$4.3

Discussion of Segment Net Income Variances:

     Power Delivery's higher earnings of $11.5 million are primarily due to the following: a (i) $5.1 million increase related to the ACE base rate case settlement (described above), (ii) $4.2 million increase from the successful implementation of the competitive bid procedure for SOS approved by the Maryland and District of Columbia Commissions effective June and July 2004 and February 2005, respectively, (iii) $3.4 million of lower operation and maintenance costs, attributable primarily to less system maintenance, lower information technology (IT) costs and reduced employee and administrative costs, and (iv) $2.7 million of lower interest expense; partially offset by (v) $3.9 million of lower earnings because of a gain on sale of assets in the first quarter of 2004 resulting from the sale of assets.

     Conectiv Energy's lower earnings of $1.9 million is primarily due to the following: (i) $3.8 million decrease in merchant generation earnings, which resulted primarily from 9.2% lower megawatt hour output; partially offset by (ii) $1.9 million of higher POLR earnings as the result of less load obligations.

     Pepco Energy Services' lower earnings of $.9 million is primarily due to the following: (i) $2.2 million of lower generation from Benning and Buzzard power plants, (ii) $1.5 million related to the 2004 tax benefit (described above) and (iii) $.7 million from its energy efficiency services activity; partially offset by (iv) $3.6 million due to higher earnings from its retail commodity business.

     Other Non-Regulated lower earnings of $6.5 million is primarily due to the following: (i) an $8.8 million decrease related to the 2004 tax benefit (described above) and (ii) $3.6 million due to the gain on sale of aircraft leases in the first quarter of 2004; partially offset by (iii) $4.8 million related to the gain on the sale of PCI's Solar Electric Generation Stations (SEGS) investment and (iv) a $.5 million reduction in interest expense.

     Corporate and Other higher earnings of $2.1 million is primarily due to the following: (i) $3.8 million reduction in net interest expense; partially offset by (ii) an increase of $2.1 million related to the 2004 tax benefit (described above).

_____________________________________________________________________________

CONSOLIDATED RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
A detail of the components of PHI's consolidated operating revenue is as follows:
	2005	2004	Change
Power Delivery	$1,104.7	$1,039.2	$65.5
Conectiv Energy	509.4	587.8	(78.4)
Pepco Energy Services	352.6	310.7	41.9
Other Non-Regulated	20.5	21.1	(.6)
Corporate and Other	(182.4)	(194.7)	12.3
Total Operating Revenue	$1,804.8	$1,764.1	$40.7

Power Delivery Business
The following table categorizes Power Delivery's operating revenue by type of revenue.
	2005	2004	Change
Regulated T&D Electric Revenue	$379.9	$372.3	$7.6
Default Supply Revenue	596.5	549.2	47.3
Other Electric Revenue	16.6	17.8	(1.2)
Total Electric Operating Revenue	993.0	939.3	53.7

Regulated Gas Revenue	92.8	81.6	11.2
Other Gas Revenue	18.9	18.3	.6
Total Gas Operating Revenue	111.7	99.9	11.8

Total Power Delivery Operating Revenue	$1,104.7	$1,039.2	$65.5

     Regulated Transmission and Distribution (T&D) Electric Revenue consists of revenue from the transmission and the delivery of electricity to its customers within PHI's service territories at regulated rates.

     Default Supply Revenue is the revenue received from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy and Other Services Cost of Sales.

Other Electric Revenue consists of utility-related work and services performed on behalf of customers including other utilities.

     Regulated Gas Revenue consists of revenue DPL receives for on-system natural gas sales and the transportation of natural gas for customers within PHI's service territories at regulated rates.

_____________________________________________________________________________

Other Gas Revenue consists of off-system natural gas sales and the release of excess system capacity.
Electric Operating Revenue
Regulated T&D Electric Revenue	2005	2004	Change

Residential	$145.3	$149.2	$(3.9)
Commercial	167.1	155.1	12.0
Industrial	9.1	8.3	.8
Other (Includes PJM)	58.4	59.7	(1.3)
Total Regulated T&D Electric Revenue	$379.9	$372.3	$7.6

Regulated T&D Electric Sales (GwH)	2005	2004	Change

Residential	4,768	4,901	(133)
Commercial	6,869	6,685	184
Industrial	1,019	1,053	(34)
Other	71	71	-
Total Regulated T&D Electric Sales	12,727	12,710	17

Regulated T&D Electric Customers (000s)	2005	2004	Change

Residential	1,574	1,554	20
Commercial	192	190	2
Industrial	2	2	-
Other	1	1	-
Total Regulated T&D Electric Customers	1,769	1,747	22

     The ACE, DPL, and Pepco service territories are located within a corridor extending from Washington, DC to southern New Jersey. These service territories are economically diverse and include key industries that contribute to the regional economic base and to PHI's growing T&D revenues.

•	Commercial activity in the region includes banking and other professional services, casinos, government, insurance, real estate, strip mall, stand alone construction, and tourism.
•	Industrial activity in the region includes automotive, chemical, glass, pharmaceutical, steel manufacturing, food processing, and oil refining.

     Regulated T&D Revenue increased by $7.6 million primarily due to the following: (i) $8.0 million increase in tax pass-throughs, principally a county surcharge (offset in Other Taxes), (ii) $4.0 million increase due to growth and customer sales mix, partially offset by (iii) $2.4 million decrease due to unfavorable weather and (iv) $1.3 million decrease related to PJM network transmission revenue. Heating degree days decreased by 2.1% for the quarter ended March 31, 2005 as compared to the same period in 2004.

_____________________________________________________________________________

Default Electricity Supply
Default Supply Revenue	2005	2004	Change

Residential	$262.4	$219.8	$42.6
Commercial	218.4	207.5	10.9
Industrial	28.9	33.4	(4.5)
Other (Includes PJM)	86.8	88.5	(1.7)
Total Default Supply Revenue	$596.5	$549.2	$47.3

Default Electricity Supply Sales (GwH)	2005	2004	Change

Residential	4,591	4,611	(20)
Commercial	3,965	4,630	(665)
Industrial	481	580	(99)
Other	53	61	(8)
Total Default Electricity Supply Sales	9,090	9,882	(792)

Default Electricity Supply Customers (000s)	2005	2004	Change

Residential	1,523	1,478	45
Commercial	176	175	1
Industrial	1	2	(1)
Other	1	1	-
Total Default Electricity Supply Customers	1,701	1,656	45

     Default Supply Revenue increased $47.3 million, not withstanding a decline in sales, primarily due to the following: (i) a $64.0 million increase as the result of higher retail energy rates, the result of the successful implementation of the SOS competitive bid procedure in Maryland beginning in June and July 2004 and in the District of Columbia beginning in February 2005 (offset in Fuel and Purchased Energy and Other Services Cost of Sales), offset by (ii) $13.8 million decrease primarily due to increased customer migration and (iii) $1.2 million decrease related to unfavorable weather.

Gas Operating Revenue
Regulated Gas Revenue	2005	2004	Change

Residential	$56.6	$50.4	$6.2
Commercial	31.6	27.2	4.4
Industrial	3.3	2.7	.6
Transportation and Other	1.3	1.3	-
Total Regulated Gas Revenue	$92.8	$81.6	$11.2

98 _____________________________________________________________________________

Regulated Gas Sales (Bcf)	2005	2004	Change

Residential	4.4	4.6	(.2)
Commercial	2.7	2.7	-
Industrial	.4	.4	-
Transportation and Other	1.8	2.0	(.2)
Total Regulated Gas Sales	9.3	9.7	(.4)

Regulated Gas Customers (000s)	2005	2004	Change

Residential	110	108	2
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	119	117	2

DPL's natural gas service territory is located in New Castle County, Delaware. Several key industries contribute to the economic base as well as to growth.
•	Commercial activity in the region includes banking and other professional services, government, insurance, real estate, strip mall, stand alone construction, and tourism.
•	Industrial activity in the region includes automotive, chemical, and pharmaceutical.

     Regulated Gas Revenue increased $11.2 million principally due to the following: (i) $12.8 million increase in the Gas Cost Rate due to higher natural gas commodity costs, which took effect November 1, 2004 (offset in Fuel and Purchased Energy and Other Services Cost of Sales), (ii) $.9 million increase due to higher gas base rates due to higher average rates. These increases were partially offset by (iii) $2.5 million decrease in sales due to lower customer usage. Heating degree days decreased 1.4% for the quarter ended March 31, 2005 as compared to the same period in 2004.

Competitive Energy Business
The following table divides the operating revenues of the Competitive Energy business among its major business activities.
	2005	2004	Change

Merchant Generation	$133.2	$110.8	$22.4
POLR Load Service	129.0	196.8	(67.8)
Power, Oil & Gas Marketing Services and Other	247.2	280.2	(33.0)
Total Conectiv Energy Operating Revenue	$509.4	$587.8	$(78.4)

Pepco Energy Services	$352.6	$310.7	$41.9

99 _____________________________________________________________________________

•	Merchant Generation experienced an increase of $22.4 million primarily due to increased power prices (approximately 16% higher).
•	POLR Load Service experienced a decrease of $67.8 million primarily due to a drop in load of 37% because of the implementation of competitive bidding on wholesale supply in Maryland and Virginia.
•

Power, Oil and Gas Marketing Services and Other decreased by $33.0 million primarily due to lower New Jersey BGS power sales. Many of the 12 month BGS contracts ended in the middle of 2004. Conectiv Energy won fewer bids on load for the 2004-2005 period in the 2004 BGS auction.

     The increase in Pepco Energy Services' operating revenue of $41.9 million is primarily due to higher volumes of electricity sold to customers in the 2005 quarter at higher prices than the corresponding quarter in 2004.

Operating Expenses
Fuel and Purchased Energy and Other Services Cost of Sales
A detail of PHI's consolidated fuel and purchased energy and other services cost of sales is as follows:
	2005	2004	Change
Power Delivery	$651.8	$598.8	$53.0
Conectiv Energy	462.5	537.2	(74.7)
Pepco Energy Services	325.6	287.0	38.6
Other Non-Regulated	-	-	-
Corporate and Other	(181.4)	(195.1)	13.7
Total	$1,258.5	$1,227.9	$30.6

    Power Delivery's Fuel and Purchased Energy costs increased by $53.0 million primarily due to the following: (i) a $45.0 million increase related to higher average energy costs, which are reflected in the new Default Electricity Supply rates for Maryland beginning in June and July 2004, for New Jersey beginning in June 2004, and the District of Columbia beginning in February 2005 (offset in Default Supply Revenue), (ii) $11.4 million increase in gas commodity fuel costs (offset in Regulated Gas Revenue), and (iii) $4.4 million increase in costs due to the phase out of the generation procurement credit (GPC) as a result of the new procurement rates, partially offset by (iv) $7.8 million decrease in PJM network transmission costs.

_____________________________________________________________________________

The following table divides the fuel and purchased energy and other services costs of sales of the Competitive Energy business among its major business activities.
	2005	2004	Change

Merchant Generation	$78.3	$49.6	$28.7
POLR Load Service	134.4	211.2	(76.8)
Power, Oil & Gas Marketing Services and Other	249.8	276.4	(26.6)
Total Conectiv Energy Fuel and Purchased Energy and Other Services Cost of Sales	$462.5	$537.2	$(74.7)

Pepco Energy Services	$325.6	$287.0	$38.6

The decrease of $74.7 million in Conectiv Energy's fuel, purchased energy and other services cost of sales is attributable primarily to the following:
•	Merchant Generation costs increased by $28.7 million mainly due to higher fuel costs.
•	POLR Load Service costs decreased by $76.8 million partially due to a drop in load of 37% because of the implementation of competitive bidding on wholesale supply in Maryland and Virginia.
•	Power, Oil and Gas Marketing Services and Other costs decreased by $26.6 million due to lower New Jersey BGS power sales.

     The increase in Pepco Energy Services' fuel and purchased energy and other services cost of sales of $38.6 million resulted from higher volumes of electricity purchased at higher prices in the 2005 quarter to serve customers.

Other Operation and Maintenance

     PHI's other operation and maintenance decreased by $6.0 million to $192.0 million in the 2005 quarter from $198.0 million in the 2004 quarter primarily due to (i) $4.5 million decrease in Default Electricity Supply costs, (ii) $4.3 million decrease in system maintenance, (iii) $3.0 million lower IT costs, partially offset by (iv) $1.3 million increase in building lease costs, (v) $1.9 million higher Sarbanes-Oxley external compliance costs, and (vi) $1.3 million increase in bad debt expense.

Depreciation and Amortization

     PHI's depreciation and amortization expenses decreased by $7.1 million to $105.7 million in the 2005 quarter from $112.8 million in the 2004 quarter primarily due to a $4.5 million decrease in New Jersey deferred transitional bond charges and a $2.7 million decrease related to non-regulated assets.

_____________________________________________________________________________

Other Taxes

     Other taxes increased by $9.9 million to $81.9 million in the 2005 quarter from $72.0 million in the 2004 quarter. This increase was primarily due to pass-throughs of (i) $6.9 million higher county surcharge and $1.3 million in higher delivery taxes (offset in Regulated T&D Electric Revenue) and (ii) $2.6 million delivery tax prior adjustments related to the District of Columbia and New Jersey.

Deferred Electric Service Costs

     Deferred Electric Service Costs (DESC), which relates only to ACE, increased by $4.0 million to $19.0 million for the three months ended March 31, 2005 from $15.0 million for the three months ended March 31, 2004. The $4.0 million increase represents (i) $4.5 million in regulatory disallowances (net of amounts previously reserved) associated with the April 2005 NJBPU settlement agreement, (ii) $1.1 million in deferral write-offs associated with the NJBPU settlement agreement and offset by, (iii) $1.6 million net under-recovery associated with New Jersey BGS, NUGs, MTC and other restructuring items. Customers in New Jersey who do not choose a competitive supplier receive BGS from suppliers selected through auctions approved by the NJBPU. ACE's rates for the recovery of the costs of supplying this electricity are reset annually. On ACE's balance sheet a regulatory asset includes an under-recovery of $82.5 million as of March 31, 2005. This amount is net of a $47.3 million reserve on previously disallowed items under appeal.

Gain on Sale of Assets
During the first quarter of 2004 Pepco sold land for a $6.6 million pre-tax gain and PCI sold two aircraft for a pre-tax gain of $5.5 million.
Other Income (Expenses)

     PHI's other expenses (which are net of other income) decreased $20.3 million to $66.9 million in the 2005 quarter, from $87.2 million in the 2004 quarter. The decrease was due to other income of $8.0 million realized by PCI from the sale of solar energy investments and from lower interest expense of approximately $9.8 million as a result of lower debt outstanding in the 2005 quarter.

Income Tax Expense

     PHI's effective tax rate before extraordinary item for the three months ended March 31, 2005 was 42% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory tax rate are state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the three months ended March 31, 2004 was 18% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit, including the benefit associated with the retroactive adjustment for the issuance of final consolidated tax return regulations by a local taxing authority, which is the primary reason for the lower effective rate as compared to 2005), the flow-through of deferred

_____________________________________________________________________________

investment tax credits and tax benefits related to certain leveraged leases partially offset by the flow-through of certain book tax depreciation differences.

Extraordinary Item

     As a result of the settlement of ACE's electric distribution rate case, ACE reversed $15.2 million ($9.0 million, after-tax) in accruals related to certain deferred costs that are now deemed recoverable.

CAPITAL RESOURCES AND LIQUIDITY
Capital Structure

     The components of Pepco Holdings' capital structure, expressed as a percentage of total capitalization (including short-term debt and current maturities of long-term debt but excluding (i) transition bonds issued by Atlantic City Electric Transition Funding LLC (ACE Funding) in the principal amount of $516.2 million and $523.3 million at March 31, 2005 and December 31, 2004, respectively, and (ii) Pepco Energy Services' project funding secured by customer accounts receivable of $69.5 million and $70.7 million at March 31, 2005 and December 31, 2004, respectively) is shown below. The transition bonds issued by ACE Funding and the project funding of Pepco Energy Services, which are both effectively securitized, are excluded because the major credit rating agencies treat effectively securitized debt separately and not as general obligations of PHI, when computing credit quality measures. (Dollar amounts in the table are in millions.)

	March 31, 2005		December 31, 2004
Common Shareholders' Equity	$3,405.0	39.7%	$3,366.3	39.2%
Preferred Stock of subsidiaries (a)	54.9	.6	54.9	.6
Long-Term Debt (b)	4,989.0	58.2	5,003.3	58.3
Short-Term Debt (c)	126.2	1.5	161.3	1.9
Total	$8,575.1	100.0%	$8,585.8	100.0%

(a)	Represents Serial Preferred Stock and Redeemable Serial Preferred Stock issued by subsidiaries of PHI.
(b)

Includes first mortgage bonds, medium term notes, other long-term debt, current maturities of long-term debt, and Variable Rate Demand Bonds. Excludes capital lease obligations, transition bonds issued by ACE Funding, and project funding of Pepco Energy Services secured by customer accounts receivable.

(c)	Excludes current maturities of long-term debt, capital lease obligations due within one year, and Variable Rate Demand Bonds.
Financing Activity During the Three Months Ended March 31, 2005

     In March 2005, ACE retired at maturity $10 million of 6.67% medium-term notes and $2 million of 6.65% medium-term notes.

_____________________________________________________________________________

Financing Activity Subsequent to March 31, 2005

     On May 5, 2005, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $1.2 billion. This agreement replaces a $650 million five-year credit agreement that was entered into in July 2004 and a $550 million three-year credit agreement entered into in July 2003. Pepco Holdings' credit limit under this agreement is $700 million.  The credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time under the agreement may not exceed $500 million in the aggregate. Under the terms of the credit agreement, the companies are entitled to request increases in the principal amount of available credit up to an aggregate increase of $300 million, with any such increase proportionately increasing the credit limit of each of the respective borrowers and the $300 million sublimits for each of Pepco, DPL and ACE.  The interest rate payable by the respective companies on utilized funds will be based on a pricing schedule determined by the credit rating of the borrower. The indebtedness incurred under the Credit Agreement is unsecured.

     The credit agreement is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, or financial condition subsequent to the entry into the credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the credit agreement and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the credit agreement.   The failure to satisfy any of the covenants or the occurrence of specified events that constitute events of default that could result in the acceleration of repayment obligations of the borrower. The events of default include (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreement) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

     In May 2005, Conectiv called for early redemption on June 1, 2005, all of the remaining $20 million of 6.73% Series A due June 1, 2006 at a redemption price equal to the greater of 100% of the principal amount outstanding and the make-whole call provision, to be determined prior to the call date.

_____________________________________________________________________________

Working Capital

     At March 31, 2005, PHI's current assets on a consolidated basis totaled $1.7 billion and its current liabilities totaled $2.3 billion. At December 31, 2004, PHI's current assets on a consolidated basis totaled $1.7 billion and its current liabilities totaled $2.0 billion.

     PHI's working capital deficit results in large part from the fact that, in the normal course of business, PHI's utility subsidiaries acquire and pay for energy supplies for their customers before the supplies are metered and then billed to customers. Short-term financings are used to meet liquidity needs. Short-term financings are also used, at times, to temporarily fund redemptions of long-term debt, until long-term replacement issues are completed.

A detail of Pepco Holdings' short-term debt at March 31, 2005 is as follows:
	As of March 31, 2005 ($ in Millions)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	PES	PCI	Conectiv	PHI Consolidated
Variable Rate Demand Bonds	$-	$-	$104.8	$22.6	$-	$31.0	$-	$-	$158.4
Current Portion of Long-Term Debt	300.0	100.0	2.7	93.0	28.0	.2	60.0	300.0	883.9
Current Portion of Project Funding Secured by Accounts Receivable	-	-	-	-	-	5.4	-	-	5.4
Floating Rate Note	50.0	-	-	-	-	-	-	-	50.0
Commercial Paper	67.0	-	-	9.2	-	-	-	-	76.2
Total	$417.0	$100.0	$107.5	$124.8	$28.0	$36.6	$60.0	$300.0	$1,173.9

Cash Flow Activity
PHI's cash flows for the three months ended March 31, 2005 and 2004 are summarized below.
	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Operating activities	$168.5	$138.1
Investing activities	(58.0)	(65.2)
Financing activities	(96.7)	125.3
Net increase in cash and cash equivalents	13.8	$198.2

Operating Activities
Cash flows from operating activities during the three months ended March 31, 2005 and 2004 are summarized below. 105 _____________________________________________________________________________

	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Net income	$55.5	$51.2
Non-cash adjustments to net income	119.5	96.4
Changes in working capital	(6.5)	(9.5)
Net cash from operating activities	168.5	$138.1

     Net cash provided by operating activities increased $30.4 million for the three months ended March 31, 2005 compared to the same period in 2004, primarily due to increases in other deferred charges and noncurrent liabilities.

Investing Activities
Cash flows from investing activities during the three months ended March 31, 2005 and 2004 are summarized below.
	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Construction expenditures	$(88.3)	$(94.3)
Cash proceeds from sale of:
Other investments	23.8	-
Marketable securities	-	8.9
Office building and other properties	.4	28.5
All other investing cash flows, net	6.1	(8.3)
Net cash used by investing activities	$(58.0)	$(65.2)

    Net cash used by investing activities decreased by $7.2 million for the three months ended March 31, 2005 compared to the same period in 2004. The decrease was primarily due to lower construction expenditures by Power Delivery and higher proceeds from the sales of other investments in 2005, partially offset by asset sale proceeds during 2004 and from proceeds from the sale of marketable securities during 2004.

Financing Activities
Cash flows from financing activities during the three months ended March 31, 2005 and 2004 are summarized below. 106 _____________________________________________________________________________

	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Common and preferred stock dividends	$(47.7)	$(43.6)
Common stock issuances	7.0	7.4
Debenture redemptions	-	(25.0)
Long-term debt issuances	-	275.0
Long-term debt redemptions	(20.5)	(44.5)
Short-term debt, net	(35.1)	(39.4)
All other financing cash flows, net	(.4)	(4.6)
Net cash (used by) from financing activities	$(96.7)	$125.3

     In the first quarter of 2004 Pepco issued $275 million of secured senior notes with maturities of 10 and 30 years; the proceeds of which were used to redeem higher interest rate securities and to repay short-term debt.

Capital Requirements
Construction Expenditures

     Pepco Holdings' construction expenditures for the three months ended March 31, 2005 totaled $88.3 million of which $85.0 million was related to its Power Delivery businesses. The remainder was primarily related to Conectiv Energy. The Power Delivery expenditures were primarily related to capital costs associated with new customer services, distribution reliability, and transmission.

Third Party Guarantees, Indemnifications and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of March 31, 2005, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

_____________________________________________________________________________

	Guarantor
	PHI	DPL	ACE	PCI	Total
Energy marketing obligations of Conectiv Energy (1)	$157.8	$-	$-	$-	$157.8
Energy procurement obligations of Pepco Energy Services (1)	7.0	-	-	-	7.0
Standby letters of credit of Pepco Holdings (2)	.6	-	-	-	.6
Guaranteed lease residual values (3)	.7	3.1	3.1	-	6.9
Loan agreement (4)	13.1	-	-	-	13.1
Other (5)	20.4	-	-	2.9	23.3
Total	$199.6	$3.1	$3.1	$2.9	$208.7

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $.6 million on behalf of subsidiaries' operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries the flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $.6 million, Pepco Holdings does not expect to fund the full amount.

3.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of March 31, 2005, obligations under the guarantees were approximately $6.9 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of requiring payment under the guarantee is remote.

4.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment borrowings under a loan agreement of approximately $13.1 million.

5.	Other guarantees comprise:
	•	Pepco Holdings has performance obligations of $1.7 million relating to obligations to third party suppliers of equipment.
	•	Pepco Holdings has guaranteed payment of a bond issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
	•	Pepco Holdings has guaranteed a subsidiary building lease of $3.8 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
108 _____________________________________________________________________________

•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. As of March 31, 2005, the guarantees cover the remaining $2.9 million in rental obligations.

     Pepco Holdings and certain of its subsidiaries have entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These indemnification agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. Typically, claims may be made by third parties under these indemnification agreements over various periods of time depending on the nature of the claim. The maximum potential exposure under these indemnification agreements can range from a specified dollar amount to an unlimited amount depending on the nature of the claim and the particular transaction. The total maximum potential amount of future payments under these indemnification agreements is not estimable due to several factors, including uncertainty as to whether or when claims may be made under these indemnities.

Dividends

     On April 27, 2005, Pepco Holdings' Board of Directors declared a dividend on common stock of 25 cents per share payable June 30, 2005, to shareholders of record on June 10, 2005.

_____________________________________________________________________________

Energy Contract Net Asset Activity
The following table provides detail on changes in the competitive energy segments' net asset or liability position with respect to energy commodity contracts from one period to the next:
Roll-forward of Mark-to-Market Energy Contract Net Assets For the Three Months Ended March 31, 2005 (Dollars are Pre-Tax and in Millions)(1)
	Proprietary Trading (2)	Other Energy Commodity (3)	Total
Total Marked-to-market (MTM) Energy Contract Net Assets at December 31, 2004	$ .9	$25.7	$ 26.6
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	-	2.6	2.6
Reclassification to realized at settlement of contracts	(.2)	(17.6)	(17.8)
Effective portion of changes in fair value - recorded in OCI	-	32.3	32.3
Ineffective portion of changes in fair value - recorded in earnings	-	.2	.2
Changes in valuation techniques and assumptions	-	-	-
Purchase/sale of existing contracts or portfolios subject to MTM	-	-	-
Total MTM Energy Contract Net Assets at March 31, 2005 (a)	$ .7 (4)	$43.2	$ 43.9

(a) Detail of MTM Energy Contract Net Assets at March 31, 2005 (above)			Total
Current Assets			$111.6
Noncurrent Assets			44.6
Total MTM Energy Assets			156.2
Current Liabilities			(49.0)
Noncurrent Liabilities			(63.3)
Total MTM Energy Contract Liabilities			(112.3)
Total MTM Energy Contract Net Assets			$ 43.9

Notes:
(1)

This table reflects $(.3) million (pre-tax) of net assets that existed at the time of Pepco's acquisition of Conectiv that are not reflected in PHI's consolidated balance sheet as of March 31, 2005 due to purchase accounting.

(2)

The forward value of the trading contracts represents positions held prior to the cessation of proprietary trading. The values were locked in during the exit from trading and will be realized during the normal course of business through the end of 2005.

(3)	Includes all SFAS 133 hedge activity and non-proprietary trading activities marked-to-market through earnings.
(4)	This amount will not be materially sensitive to commodity price movements because it represents positions that have been volumetrically offset almost 100% since the first quarter of 2003.

     The following table provides the source of fair value information (exchange-traded, provided by other external sources, or modeled internally) used to determine the carrying amount of the competitive energy segments' total mark-to-market energy contract net assets. The table also provides the maturity, by year, of the competitive energy segments' mark-to-market energy

_____________________________________________________________________________

contract net assets, which indicates when the amounts will settle and either generate cash for, or require payment of cash by, PHI.

     PHI uses its best estimates to determine the fair value of the commodity and derivative contracts that its competitive energy segments hold and sell. The fair values in each category presented below reflect forward prices and volatility factors as of March 31, 2005 and are subject to change as a result of changes in these factors:

Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets As of March 31, 2005 (Dollars are Pre-Tax and in Millions) (1)
	Fair Value of Contracts at March 31, 2005
	Maturities
Source of Fair Value	2005	2006	2007	2008 and Beyond	Total Fair Value
Proprietary Trading (2)
Actively Quoted (i.e., exchange-traded) prices (2)	$ .7	-	-	-	$ .7
Prices provided by other external sources (3)	-	-	-	-	-
Modeled	-	-	-	-	-
Total	$ .7	$ -	$ -	$ -	$ .7

Other Energy Commodity (4)
Actively Quoted (i.e., exchange-traded) prices	$34.6	$10.2	$7.0	$ .5	$52.3
Prices provided by other external sources (3)	(18.2)	(36.5)	(13.1)	(1.6)	(69.4)
Modeled (5)	36.9	23.4	-	-	60.3
Total	$53.3	$(2.9)	$(6.1)	$(1.1)	$43.2

Notes:
(1)

This table reflects $(.3) million (pre-tax) of net assets that existed at the time of Pepco's acquisition of Conectiv that are not reflected in PHI's consolidated balance sheet as of March 31, 2005 due to purchase accounting.

(2)

The forward value of the trading contracts represents positions held prior to the cessation of proprietary trading. The values were locked in during the exit from trading and will be realized during the normal course of business through the end of 2005.

(3)	Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(4)

Includes all SFAS No. 133 hedge activity and non-trading activities marked-to-market through AOCI or on the Income Statement as required. As of the second quarter of 2003, this category also includes the activities of the 24-Hour Power Desk.

(5)

The modeled hedge position is a power swap for 50% of Conectiv Energy's POLR obligation in the DPL territory. The model is used to approximate the forward load quantities. Pricing is derived from the broker market.

111 _____________________________________________________________________________

Contractual Arrangements with Credit Rating Triggers or Margining Rights

     Under certain contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy and other transactions, the affected company may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit rating for long-term unsecured debt of the applicable company is downgraded one or more levels. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. As of March 31, 2005, a one-level downgrade in the credit rating of long-term unsecured debt of PHI and all of its affected subsidiaries would have required PHI and such subsidiaries to provide aggregate cash collateral or letters of credit of approximately up to $152 million. An additional amount of approximately $225 million of aggregate cash collateral or letters of credit would have been required in the event of subsequent downgrades to below investment grade.

     Many of the contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels that are in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of March 31, 2005, Pepco Holdings' subsidiaries that engaged in competitive energy activities were in receipt of (a net holder of) cash collateral in the amount of $18.0 million as recorded in connection with their competitive energy activities.

REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court).

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy any additional cash requirements that may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     As part of the Asset Purchase and Sale Agreement, Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the

_____________________________________________________________________________

TPAs). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its SOS obligations in Maryland through June 2004 and its SOS obligations in the District of Columbia through January 22, 2005.

     To avoid the potential rejection of the TPAs, Pepco and Mirant entered into an Amended Settlement Agreement and Release dated as of October 24, 2003 (the Settlement Agreement) pursuant to which Mirant assumed both of the TPAs and the terms of the TPAs were modified. The Settlement Agreement also provided that Pepco has an allowed, pre-petition general unsecured claim against Mirant Corporation in the amount of $105 million (the Pepco TPA Claim).

     Pepco has also asserted the Pepco TPA Claim against other Mirant entities, which Pepco believes are liable to Pepco under the terms of the Asset Purchase and Sale Agreement's Assignment and Assumption Agreement (the Assignment Agreement). Under the Assignment Agreement, Pepco believes that each of the Mirant entities assumed and agreed to discharge certain liabilities and obligations of Pepco as defined in the Asset Purchase and Sale Agreement. Mirant has filed objections to these claims. Under the original plan of reorganization filed by the Mirant entities with the Bankruptcy Court, certain Mirant entities other than Mirant Corporation would pay significantly higher percentages of the claims of their creditors than would Mirant Corporation. The amount that Pepco will be able to recover from the Mirant bankruptcy estate with respect to the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors of the Mirant entities that are found to be liable for the Pepco TPA Claim.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda, entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the FirstEnergy PPA and the Panda PPA (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco in respect of the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim primarily represents a TPA settlement adjustment which is included in the $105 million Proofs of Claim filed by Pepco against the

_____________________________________________________________________________

Mirant debtors in respect of the Pepco TPA Claim. In view of the uncertainty as to recoverability, Pepco, in the third quarter of 2003, expensed $14.5 million to establish a reserve against the $29 million receivable from Mirant. In January 2004, Pepco paid approximately $2.5 million to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant. Pepco believes that under the terms of the Asset Purchase and Sale Agreement, Mirant is obligated to reimburse Pepco for the settlement payment. Accordingly, in the first quarter of 2004, Pepco increased the amount of the receivable due from Mirant by approximately $2.5 million and amended its Proofs of Claim to include this amount. Pepco currently estimates that the $14.5 million expensed in the third quarter of 2003 represents the portion of the entire $31.5 million receivable unlikely to be recovered in bankruptcy, and no additional reserve has been established for the $2.5 million increase in the receivable. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recovered could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Upon motions filed with the U.S. District Court for the Northern District of Texas (the District Court) by Pepco and FERC, in October 2003, the District Court withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. In December 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations on jurisdictional grounds. The District Court's decision was appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation (the Creditors' Committee) to the U.S. Court of Appeals for the Fifth Circuit (the Court of Appeals). On August 4, 2004, the Court of Appeals remanded the case to the District Court saying that the District Court has jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions.

     On December 9, 2004, the District Court issued an order again denying Mirant's motion to reject the PPA-Related Obligations. The District Court found that the PPA-Related Obligations are not severable from the Asset Purchase and Sale Agreement and that the Asset Purchase and Sale Agreement cannot be rejected in part, as Mirant was seeking to do. On December 16, the Creditors' Committee appealed the District Court's order to the Court of Appeals, and on December 20, 2004, Mirant also appealed the District Court's order. Mirant and the Creditors' Committee each filed its brief on April 4, 2005. Pepco's and FERC's briefs are due May 19, 2005. Oral arguments have not yet been scheduled.

     As more fully discussed below, Mirant had been making regular periodic payments in respect of the PPA-Related Obligations. On December 9, 2004, Mirant filed a notice with the Bankruptcy Court that it was suspending payments to Pepco in respect of the PPA-Related Obligations. On December 13, 2004, Mirant failed to make a payment of approximately $17.9 million due to Pepco for the period November 1, 2004 to November 30, 2004. On December 23, 2004, Pepco received a payment of approximately $6.8 million from Mirant, which according to Mirant represented the market value of the power for which payment was due on December 13. At that time, Mirant informed Pepco that it intended to continue to pay the market value, but not the above-market portion, of the power purchased under the PPA-Related Obligations. Pepco

_____________________________________________________________________________

disagreed with Mirant's assertion that it need only pay the market value and believed that the amount representing the market value calculated by Mirant was insufficient.

     On January 21, 2005, Mirant made a payment of approximately $21.1 million. Pepco disputed Mirant's contention that the amount paid reflected the full amount due Pepco under these agreements for the applicable periods.

     On January 21, 2005, Mirant filed in the Bankruptcy Court a motion seeking to reject certain of its ongoing obligations under the Asset Purchase and Sale Agreement, including the PPA-Related Obligations (the Second Motion to Reject). On March 1, 2005 (as amended by order dated March 7, 2005), the District Court granted Pepco's motion to withdraw jurisdiction over the Asset Purchase and Sale Agreement rejection proceedings from the Bankruptcy Court. In addition, the District Court ordered Mirant to pay on March 18, 2005, all past-due unpaid amounts under the PPA-Related Obligations. On March 4, 2004, Mirant filed an emergency motion for reconsideration and a stay of the March 1, 2005 order. On March 14, 2005, Pepco filed a response to Mirant's motion.

     On March 16, 2005, the District Court denied Mirant's emergency motion for reconsideration and stay of the District Court's March 1 and March 7 Orders. On the same day, Mirant filed a petition for writ of mandamus, and a motion for stay pending appeal and mandamus review in the Court of Appeals.

     On March 17, 2005, the Court of Appeals issued an Order staying the District Court's Orders of March 1 and March 7, 2005. Accordingly, Mirant was not required to make the payment that was due to Pepco on March 18, 2005 pursuant to the District Court's Orders. On March 28, 2005, in accordance with the Court of Appeals March 17 Order, Pepco, FERC, the Maryland Public Service Commission (MPSC) and Office of the People's Counsel (OPC) of Maryland filed oppositions to Mirant's petition for writ of mandamus in the Court of Appeals. Mirant and the Creditor's Committee filed briefs with the Court of Appeals on April 1, 2005.

On March 28, 2005, Pepco, FERC, the District of Columbia OPC, the MPSC and the Maryland OPC filed oppositions to the Second Motion to Reject in the District Court.

     On April 11, 2005 the Court of Appeals entered an Order vacating the stay it had ordered on March 17, 2005 and denying Mirant's motions for writ of mandamus and stay pending appeal. On April 13, 2005, Pepco received a payment from Mirant in the amount of approximately $57.5 million, representing the full amount then due in respect of the PPA-Related Obligations.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempt to reject the PPA-Related Obligations and other obligations under the Asset Purchase and Sale Agreement in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order granting the rejection and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and

_____________________________________________________________________________

capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event that September 18, 2003, is determined to be the effective date of rejection, is approximately $185.6 million as of May 1, 2005.

     Mirant has also indicated to the Bankruptcy Court that it will move to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) through rejection, if approved, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory, in addition to the amounts described above, is approximately $22.5 million.

     Any repayment by Pepco of amounts paid by Mirant would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Pepco believes that, to the extent such amounts were not recovered from the Mirant bankruptcy estate, they would be recoverable as stranded costs from customers through distribution rates as described below.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's attempt to reject the PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of May 1, 2005, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of May 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.9 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 5.7 cents per kilowatt hour, Pepco estimates that it would cost approximately $6.4 million for the remainder of 2005, the final year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of May 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 16.8 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 9.0 cents per kilowatt hour, Pepco estimates that it would cost approximately $19 million for the remainder of 2005, approximately $29 million in 2006, approximately $30 million in 2007, and approximately $30 million to $44 million annually thereafter through the 2021 contract termination date.

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect to the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to the creditors of the Mirant companies determined to be liable for those claims, and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to

_____________________________________________________________________________

recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the MPSC and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating facility (the SMECO Agreement). The SMECO Agreement expires in 2015 and contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

     On March 15, 2004, Mirant filed a complaint with the Bankruptcy Court seeking a declaratory judgment that the SMECO Agreement is an unexpired lease of non-residential real property rather than an executory contract and that if Mirant were to successfully reject the agreement, any claim against the bankruptcy estate for damages made by SMECO (or by Pepco as subrogee) would be subject to the provisions of the Bankruptcy Code that limit the recovery of rejection damages by lessors. Pepco believes that there is no reasonable factual or legal basis to support Mirant's contention that the SMECO Agreement is a lease of real property. Litigation continues and the outcome of this proceeding cannot be predicted.

Mirant Plan of Reorganization

     On January 19, 2005, Mirant filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. In that plan, Mirant proposed to transfer all assets to "New Mirant" (an entity it proposed to create in the reorganization), with the exception of the PPA-Related Obligations. Mirant proposed that the PPA-Related Obligations would remain in "Old Mirant,"

_____________________________________________________________________________

which would be a shell entity as a result of the reorganization. Pepco believes this plan cannot be confirmed by the Bankruptcy Court under the law and has submitted objections to the plan. The plan also did not have the support of any of the creditor's committees in the Mirant bankruptcy.

     On March 11, 2005, Mirant filed an application with FERC seeking approval for the internal transfers and corporate restructuring that will result from its proposed Plan of Reorganization. Mirant must obtain FERC approval for these transactions under Section 203 of the Federal Power Act. On April 1, 2005, Pepco filed a motion to intervene and protest at FERC in connection with Mirant's March 11 FERC filing. On the same date, the District of Columbia OPC also filed a motion to intervene and protest.

On March 25, 2005, Mirant filed its First Amended Plan of Reorganization and First Amended Disclosure Statement. Pepco is currently analyzing this amended plan.
Rate Proceedings
New Jersey

     For a discussion of the history of ACE's proceeding filed with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates and Regulatory Asset Recovery Charge (RARC) in New Jersey (also referred to as Phase I) and a related Phase II proceeding, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings" of PHI's Annual Report on Form 10-K for the year ended December 31, 2004 (the Pepco Holdings 2004 10-K). On April 19, 2005, a settlement was reached among ACE, the staff of the NJBPU, the New Jersey Ratepayer Advocate and active intervenor parties. The settlement, if approved by the NJBPU, will resolve issues in both the Phase I proceeding and the other issues referred by the NJBPU to the base rate proceeding and addressed in the Phase II proceeding. No party to either of these proceedings opposes the settlement.

    The proposed settlement will allow for an increase in ACE's base rates of approximately $18.8 million, $2.8 million of which would come from an increase in RARC revenue collections. $16 million of the base rate increase, not related to RARC collections, will be collected annually until such time as base rates change pursuant to another base rate proceeding. The $2.8 million in RARC collections will be collected each year for four years. The $18.8 million increase in base rate revenue will be offset by a base rate revenue decrease in a similar amount in total resulting from a change in depreciation rate, which is further discussed below, similar to what has been adopted by the NJBPU for other New Jersey electric utility companies. Overall, the settlement provides for a net decrease in revenues of approximately $.3 million, consisting of a $3.1 million reduction of distribution revenues offset by the $2.8 million increase in RARC revenue collections mentioned above. The proposed settlement specifies an overall rate of return of 8.14%. The proposed settlement provides for a change in depreciation rates driven by a change in average service lives. In addition, the settlement provides for a change in depreciation technique from remaining life to whole life, including amortization of any calculated excess or deficiencies in the depreciation reserve. As a result of these changes there is a net excess depreciation reserve. Accordingly PHI and ACE recorded a regulatory liability in March 2005 by reducing its depreciation reserve by approximately $131 million. The regulatory liability will be amortized over 8.25 years and will result in a reduction of depreciation and amortization expense on PHI's and

_____________________________________________________________________________

ACE's consolidated statements of earnings. While the impact of the settlement will be essentially revenue and cash neutral to PHI and ACE, there will be a positive annual pre-tax earnings impact to PHI and ACE of approximately $20 million.

     With respect to Phase II issues, which included supply-related deferred costs, the settlement provides for a disallowance of $13.0 million previously recorded to such deferred accounts and specifies the recovery over four years of an adjusted deferred balance of approximately $116.8 million, including a portion of the $25.4 million of costs transferred first into the Phase I proceeding from other proceedings and then ultimately into the Phase II proceeding, offset by the return over one year of over-collected balances in certain other deferred accounts, with the net result being that there will be no rate impact from the deferral account recoveries and credits for at least one year.

     The settlement does not become effective unless approved by the NJBPU. It is likely that the NJBPU will consider the settlement in the second quarter of 2005. While ACE believes it is probable that the NJBPU will approve the settlement, ACE cannot predict with certainty the timing of any NJBPU approval. The settlement does not affect the existing appeal filed by ACE with the Appellate Division of the Superior Court of New Jersey related to the July 2004 Final Decision and Order issued by the NJBPU in ACE's restructuring deferral proceeding before the NJBPU under the New Jersey Electric Discount and Energy Competition Act. For additional information about this appeal and the New Jersey regulatory proceeding leading up to this appeal, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Restructuring Deferral" of the Pepco Holdings 2004 10-K.

Delaware

     For a discussion of the history DPL's annual Gas Cost Rate (GCR) filing, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings" of the Pepco Holdings 2004 10-K. An evidentiary hearing was held on May 5, 2005, at which both Delaware Public Service Commission (DPSC) staff and the Division of Public Advocate testified that the rates sought by DPL should be approved as filed. A final order addressing both the November 1 and December 29 increases is expected in the second quarter of 2005.

     Pursuant to the April 16, 2002 merger settlement agreement in Delaware, on May 4, 2005, DPL made a filing with the DPSC whereby DPL seeks approval of a proposed increase of approximately $6.177 million in electric transmission service revenues, or about 1.1% of total Delaware retail electric revenues. This proposed revenue increase is the Delaware retail portion of the increase in the "Delmarva zonal" transmission rates on file with FERC under the PJM Open Access Transmission Tariff (OATT). This level of revenue increase will decrease to the extent that competitive retail suppliers provide a supply and transmission service to retail customers. In that circumstance, PJM would charge the competitive retail supplier the PJM OATT rate for transmission service into the Delmarva zone and DPL's charges to the retail customer would exclude as a "shopping credit" an amount equal to the standard offer service supply charge and the transmission and ancillary charges that would otherwise be charged by
DPL to the retail customer. DPL has proposed to begin collecting this rate change for service rendered on and after June 3, 2005, subject to refund.

_____________________________________________________________________________

District of Columbia

     For a discussion of the history of Pepco's distribution rate review case filed with the DCPSC, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings" of the Pepco Holdings 2004 10-K. On April 7, 2005, the DCPSC approved a settlement of this proceeding, which provides that Pepco's current distribution rates will remain unchanged through the end of the rate cap periods set forth above, except as otherwise provided in the merger settlement, or as may otherwise be required by the Commission or by law.

SOS and Default Service Proceedings
Virginia

     For a discussion of the history of DPL's default service proceedings in Virginia, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- SOS and Default Service Proceedings" of the Pepco Holdings 2004 10-K. As discussed in the Pepco Holdings 2004 10-K, the parties to this proceeding entered into and filed, on March 4, 2005, a settlement resolving the issues in this proceeding. The settlement proposed to make the interim rates DPL had put into effect final, without any administrative charge or margin, but with the amount of the final rates being contingent only on possible future adjustment depending on the result of a related proceeding at FERC. The VSCC approved the settlement on March 25, 2005.

Delaware

     For a discussion of the history of DPL's default service proceedings Delaware, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- SOS and Default Service Proceedings" of the Pepco Holdings 2004 10-K. On March 22, 2005, the DPSC issued an order approving DPL as the SOS provider at market rates after May 1, 2006, when DPL's current fixed rate POLR obligation ends. The DPSC will determine in the future the duration of DPL's market rate SOS obligation and the margin, if any, that it will be permitted to earn in conjunction with providing the SOS. The DPSC also approved a structure whereby DPL will purchase the power supply required to satisfy its market rate SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure.

Proposed Shut Down of B.L. England Generating Facility; Construction of Transmission Facilities

    For a discussion of the history of the proposed shut-down of the B.L. England generating facility, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Proposed Shut Down of B.L. England Generating Facility; Construction of Transmission Facilities " of the Pepco Holdings 2004 10-K. As discussed in the Pepco Holdings 2004 10-K, in November 2004, ACE made a filing with the NJBPU requesting the necessary approvals for construction of the transmission upgrades required to maintain reliability in the Atlantic zone after the retirement of B.L. England. The NJBPU issued an order on April 21, 2005, which unanimously approved the petition for the construction of the transmission upgrades, including the 230 kilovolt (kV) Cumberland to Dennis line, the138 kV Dennis to Corson line, and the 138 kV Cardiff to Lewis

_____________________________________________________________________________

line. The approval states that these lines are necessary even if B.L. England does not shut down. On May 6, 2005, ACE announced that it would again auction its electric generation assets, including B.L. England. ACE intends to construct the transmission upgrades referred to above whether or not B.L. England is sold.

Environmental Litigation

     For a discussion of the history of DPL's Administrative Consent Order, entered into with the Maryland Department of the Environment, to perform a Remedial Investigation/Feasibility Study (RI/FS) with respect to former manufactured gas plant operations at the Cambridge, Maryland site, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Environmental Litigation" of the Pepco Holdings 2004 10-K. Due to project delays, DPL now expects that the completion date for the RI/FS will be in the fourth quarter of 2005.

Preliminary Settlement Agreement with the NJDEP

     For a discussion of the history and details of the April 26, 2004 preliminary settlement agreement entered into by PHI, Conectiv, ACE, the New Jersey Department of Environmental Protection (NJDEP) and the Attorney General of New Jersey, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Preliminary Settlement Agreement with the NJDEP" of the Pepco Holdings 2004 10-K.. As discussed in the Pepco Holdings 2004 10-K, under the preliminary settlement agreement, in order to address ACE's appeal of NJDEP actions relating to NJDEP's July 2001 denial of ACE's request to renew a permit variance from sulfur-in-fuel requirements under New Jersey regulations, effective through July 30, 2001, that authorized Unit 1 at B.L. England generating facility to burn bituminous coal containing greater than 1% sulfur, ACE will be permitted to combust coal with a sulfur content of greater than 1% at the B.L. England facility in accordance with the terms of B.L. England's current permit until December 15, 2007 and NJDEP will not impose new, more stringent short-term SO2 emissions limits on the B.L. England facility during this period. However, in the absence of a final settlement agreement with NJDEP, ACE will need to seek, in July 2005, a renewal of its current fuel authorization, which is scheduled to expire on July 30, 2006. The preliminary settlement agreement provides that the parties will work toward a consent order or other final settlement document that reflects the terms of the preliminary settlement agreement. ACE, Conectiv and PHI continue to negotiate with the NJDEP the terms of a consent order or other final settlement document.

Federal Tax Treatment of cross-border Leases

     PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which as of March 31, 2005 had a book value of approximately $1.2 billion and from which PHI currently derives approximately $55 million per year in tax benefits in the form of interest and depreciation deductions. The American Jobs Creation Act of 2004 imposed new passive loss limitation rules that apply prospectively to leases (including cross-border leases) entered into after March 12, 2004 with tax indifferent parties (i.e., municipalities and tax exempt or governmental entities). All of PCI's cross-border energy leases are with tax indifferent parties and were entered into prior to 2004. Although this legislation is prospective in nature and does not affect PCI's existing cross-border energy leases, it does not prohibit the IRS from challenging prior leasing transactions. In this regard, on February 11, 2005, the Treasury

_____________________________________________________________________________

Department and IRS issued Notice 2005-13 informing taxpayers that the IRS intends to challenge on various grounds the purported tax benefits claimed by taxpayers entering into certain sale-leaseback transactions with tax-indifferent parties, including those entered into on or prior to March 12, 2004 (the Notice). PCI's cross-border energy leases are similar to those sale-leaseback transactions described in the Notice.

     PCI's leases have been under examination by the IRS as part of the normal PHI tax audit. On May 4, 2005, the IRS issued a Notice of Proposed Adjustment to PHI that challenges the tax benefits realized from interest and depreciation deductions claimed by PHI with respect to these leases for the tax years 2001 and 2002. The tax benefits claimed by PHI with respect to these leases from 2001 through the first quarter of 2005 were approximately $189 million. The ultimate outcome of this issue is uncertain; however, if the IRS prevails, PHI would be subject to additional taxes, along with interest and possibly penalties on the additional taxes, which could have a material adverse effect on PHI's results of operations and cash flow.

    PHI believes that its tax position related to these transactions was proper based on applicable statutes, regulations and case law, and intends to contest any adjustments proposed by the IRS; however, there is no assurance that PHI's position will prevail.

     Under SFAS No. 13, as currently interpreted, a settlement with the IRS that results in a deferral of tax benefits that does not change the total estimated net income from a lease does not require an adjustment to the book value of the lease. However, if the IRS were to disallow, rather than require the deferral of, certain tax deductions related to PHI's leases, PHI would be required to adjust the book value of the leases and record a charge to earnings equal to the repricing impact of the disallowed deductions. Such a charge to earnings, if required, is likely to have a material adverse effect on PHI's results of operations for the period in which the charge is recorded.

     In recent deliberations, the Financial Accounting Standards Board (FASB) has determined that a change in the timing of tax benefits also should require a repricing of the lease and an adjustment to the book value of a lease. Under this interpretation, a material change in the timing of cash flows under PHI's cross-border leases as the result of a settlement with the IRS also would require an adjustment to the book value. PHI understands that the FASB intends to publish this guidance for comment in the near future to become effective at the end of 2005. If adopted, the application of this guidance could result in a material adverse effect on PHI's results of operations even if the resolution is limited to a deferral of the tax benefits realized by PCI from its leases.

CRITICAL ACCOUNTING POLICIES

     No material changes to Pepco Holdings' critical accounting policies occurred during the first quarter of 2005. Accordingly, for a discussion of these policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2004.

_____________________________________________________________________________

NEW ACCOUNTING STANDARDS
SAB 107 and SFAS 123R

     In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides implementation guidance on the interaction between FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and certain SEC rules and regulations as well as guidance on the valuation of share-based payment arrangements for public companies.

     In April 2005, the SEC approved a new rule delaying the effective date of SFAS 123R for public companies. Under the SEC's rule, SFAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005 (year ended December 31, 2006 for Pepco Holdings). Pepco Holdings is in the process of completing its evaluation of the impact of SFAS 123R and does not anticipate that its implementation or SAB 107 will have a material effect on PHI's overall financial position or net results of operations.

FIN 47

     In March 2005, The Financial Accounting Standards Board (FASB) published FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that FASB Statement No. 143, Accounting for Asset Retirement Obligations applies to conditional asset retirement obligations as defined and requires that the fair value of a reasonably estimable conditional asset retirement obligation be recognized as part of the carrying amounts of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for Pepco Holdings).  Pepco Holdings is in the process of evaluating the anticipated impact that the implementation of FIN 47 will have on its overall financial position or net results of operations.

RISK FACTORS
The IRS challenge to cross-border energy sale and lease-back transactions entered into by a PHI subsidiary could result in loss of prior and future tax benefits.

     PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which as of March 31, 2005 had a book value of approximately $1.2 billion and from which PHI currently derives approximately $55 million per year in tax benefits in the form of interest and depreciation deductions. All of PCI's cross-border energy leases are with tax indifferent parties and were entered into prior to 2004. On February 11, 2005, the Treasury Department and IRS issued a notice informing taxpayers that the IRS intends to challenge the tax benefits claimed by taxpayers with respect to certain of these transactions.

     PCI's leases have been under examination by the IRS as part of the normal PHI tax audit. On May 4, 2005, the IRS issued a Notice of Proposed Adjustment to PHI that challenges the tax benefits realized from interest and depreciation deductions claimed by PHI with respect to these leases for the tax years 2001 and 2002. The tax benefits claimed by PHI with respect to these leases from 2001 through the first quarter of 2005 were approximately $189 million. The ultimate outcome of this issue is uncertain; however, if the IRS prevails, PHI would be subject to

_____________________________________________________________________________

additional taxes, along with interest and possibly penalties on the additional taxes, which could have a material adverse effect on PHI's results of operations and cash flow.

     In addition, a disallowance, rather than a deferral, of tax benefits to be realized by PHI from these leases will require PHI to adjust the book value of its leases and record a charge to earnings equal to the repricing impact of the disallowed deductions. Such a change would likely have a material adverse effect on PHI's results of operations for the period in which the charge is recorded. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters."

     For information concerning additional risk factors, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2004.

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco Holdings' intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond Pepco Holdings' control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
124 _____________________________________________________________________________

•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by PUHCA;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence our business and profitability;
•	Pace of entry into new markets;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Quarterly Report and Pepco Holdings undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Pepco Holdings to predict all of such factors, nor can Pepco Holdings assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     Pepco Holdings undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

_____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
126 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY
GENERAL OVERVIEW

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Montgomery County and Prince George's County in suburban Maryland. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2 million. As of March 31, 2005, approximately 57% of delivered electricity sales were to Maryland customers and approximately 43% were to Washington, D.C. customers.

     Pepco is a wholly owned subsidiary of PHI. Because PHI is a public utility holding company registered under PUHCA, the relationship between PHI and Pepco and certain activities of Pepco are subject to the regulatory oversight of the SEC under PUHCA.

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
	2005	2004	Change
Regulated T&D Electric Revenue	$202.0	$191.1	$10.9
Default Supply Revenue	214.5	169.1	45.4
Other Electric Revenue	9.0	9.4	(.4)
Total Operating Revenue	$425.5	$369.6	$55.9

     The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated T&D (Transmission and Distribution) Electric Revenue and Default Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue consists of the revenue Pepco receives for delivery of electricity to its customers for which service Pepco is paid regulated rates. Default Supply Revenue is the revenue received from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy. Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

_____________________________________________________________________________

Regulated T&D Electric
Regulated T&D Electric Revenue	2005	2004	Change

Residential	$55.7	$56.8	$(1.1)
Commercial	118.0	105.5	12.5
Industrial	-	-	-
Other (Includes PJM)	28.3	28.8	(.5)
Total Regulated T&D Electric Revenue	$202.0	$191.1	$10.9

Regulated T&D Electric Sales (GwH)	2005	2004	Change

Residential	2,085	2,215	(130)
Commercial	4,588	4,419	169
Industrial	-	-	-
Other	45	46	(1)
Total Regulated T&D Electric Sales	6,718	6,680	38

Regulated T&D Electric Customers (000s)	2005	2004	Change

Residential	668	660	8
Commercial	72	72	-
Industrial	-	-	-
Other	-	-	-
Total Regulated T&D Electric Customers	740	732	8

     Regulated T&D Electric Revenue increased by $10.9 million primarily due to the following: (i) $8.0 million increase in tax pass-throughs, primarily a county surcharge (offset in Other Taxes) (ii) $4.3 million increase due to growth and customer sales mix, partially offset by (iii) $1.0 million decrease due to unfavorable weather. Delivery sales were approximately 6,718,000 MwH, compared to approximately 6,680,000 MwH for the comparable period in 2004. Heating degree days decreased by 2.7% for the quarter ended March 31, 2005 as compared to the same period in 2004.

Default Electricity Supply
Default Supply Revenue	2005	2004	Change

Residential	$106.5	$73.6	$32.9
Commercial	106.4	94.5	11.9
Industrial	-	-	-
Other (Includes PJM)	1.6	1.0	.6
Total Default Supply Revenue	$214.5	$169.1	$45.4

128 _____________________________________________________________________________

Default Electricity Supply Sales (GwH)	2005	2004	Change

Residential	1,897	1,943	(46)
Commercial	2,140	2,735	(595)
Industrial	-	-	-
Other	28	37	(9)
Total Default Electricity Supply Sales	4,065	4,715	(650)

Default Electricity Supply Customers (000s)	2005	2004	Change

Residential	617	585	32
Commercial	58	59	(1)
Industrial	-	-	-
Other	-	-	-
Total Default Electricity Supply Customers	675	644	31

     Default Supply Revenue increased by $45.4 million, despite a decline in sales driven by customer migration, primarily due to higher retail energy rates, the result of the successful implementation of the SOS competitive bid procedure in Maryland beginning in July 2004 and in the District of Columbia beginning in February 2005 (offset in Fuel and Purchased Energy).

     For the three months ended March 31, 2005, Pepco's Maryland customers served by an alternate supplier represented 34% of Pepco's total Maryland load, and Pepco's District of Columbia customers served by an alternate supplier represented 49% of Pepco's total District of Columbia load. For the three months ended March 31, 2004, Pepco's Maryland customers served by an alternate supplier represented 24% of Pepco's total Maryland load, and Pepco's District of Columbia customers served by an alternate supplier represented 37% of Pepco's total District of Columbia load.

Default Electricity Supply Sales were approximately 4,065,000 MwH for the three months ended March 31, 2005, compared to approximately 4,715,000 MwH for the comparable period in 2004.
Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy increased by $42.7 million to $216.4 million for the three months ended March 31, 2005, from $173.7 million for the comparable period in 2004. The increase was primarily due to the following: (i) $40.6 million increase in energy costs, which are reflected in the new SOS rates for Maryland beginning in July 2004 and the District of Columbia beginning in February 2005 (offset in Default Supply Revenue), (ii) $4.4 million increase in costs due to the end of the generation procurement credit (GPC) as a result of the new SOS agreements, partially offset by (iii) $2.3 million lower PJM Interconnection, LLC (PJM) network transmission costs.

_____________________________________________________________________________

Other Operation and Maintenance

     Other Operation and Maintenance decreased by $.6 million to $66.5 million for the three months ended March 31, 2005, from $67.1 million for the comparable period in 2004. The decrease was primarily due to (i) $2.5 million lower Default Supply costs, (ii) $2.1 million lower severance costs, (iii) $1.8 million lower information technology costs, and (iv) $.8 million lower employee benefit expense, partially offset by (v) $2.0 million higher incentive costs, (vi) $2.2 million higher building lease costs, (vii) $1.5 million sick pay reserve, and (viii) $1.3 million increased bad debt expense.

Depreciation and Amortization

     Depreciation and Amortization expenses decreased by $4.1 million to $39.8 million for the three months ended March 31, 2005 from $43.9 million for the comparable period in 2004. The decrease is primarily due to a $2.7 million decrease related to non-regulated assets and $1.8 million decrease due to software retirements.

Other Taxes

     Other Taxes increased by $9.2 million to $65.7 million for the three months ended March 31, 2005, from $56.5 million for the comparable period in 2004. The increase was primarily due to pass-throughs of (i) $6.9 million higher county surcharge and $1.3 million higher delivery taxes (offset in Regulated T&D Electric Revenue) and (ii) $1.0 million delivery tax prior period adjustment.

Gain on Sale of Assets
The gain on sale of assets in the first quarter of 2004 of $6.6 million represents the sale of land.
Other Income (Expenses)

     Other Expenses decreased by $2.8 million to a net expense of $16.5 million for the three months ended March 31, 2005 from a net expense of $19.3 million for the comparable period in 2004. This was primarily due to (i) $1.2 million lower interest expense and (ii) $1.1 million higher other income.

Income Tax Expense

     Pepco's effective tax rate for the three months ended March 31, 2005 was 44% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits and certain removal costs.

     Pepco's effective tax rate for the three months ended March 31, 2004 was 38% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit, including the benefit associated with the retroactive adjustment for the issuance of final consolidated return regulations by a local taxing authority, which is the primary reason for the lower effective rate as compared to 2005) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits and certain removal costs.

_____________________________________________________________________________

CAPITAL RESOURCES AND LIQUIDITY
Financing Activity Subsequent to March 31, 2005

     On May 5, 2005, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $1.2 billion. This agreement replaces a $650 million five-year credit agreement that was entered into in July 2004 and a $550 million three-year credit agreement entered into in July 2003. Pepco Holdings' credit limit under this agreement is $700 million.  The credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time under the agreement may not exceed $500 million in the aggregate. Under the terms of the credit agreement, the companies are entitled to request increases in the principal amount of available credit up to an aggregate increase of $300 million, with any such increase proportionately increasing the credit limit of each of the respective borrowers and the $300 million sublimits for each of Pepco, DPL and ACE.  The interest rate payable by the respective companies on utilized funds will be based on a pricing schedule determined by the credit rating of the borrower. The indebtedness incurred under the Credit Agreement is unsecured.

     The credit agreement is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, or financial condition subsequent to the entry into the credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the credit agreement and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the credit agreement.   The failure to satisfy any of the covenants or the occurrence of specified events that constitute events of default that could result in the acceleration of repayment obligations of the borrower. The events of default include (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreement) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

_____________________________________________________________________________

Working Capital

     At March 31, 2005, Pepco's current assets totaled $432.6 million and its current liabilities totaled $504.4 million. At December 31, 2004, Pepco's current assets totaled $364.0 million and its current liabilities totaled $434.6 million.

     Pepco's working capital deficit results in large part from the fact that, in the normal course of business, it acquires and pays for energy supplies for its customers before the supplies are metered and then billed to customers. Short-term financings are used to meet liquidity needs. Short-term financings are also used, at times, to temporarily fund redemptions of long-term debt, until long-term replacement issues are completed.

Cash Flow Activities
Pepco's cash flows for the three months ended March 31, 2005 and 2004 are summarized below.
	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Operating activities	$33.7	$70.5
Investing activities	(34.0)	(20.4)
Financing activities	7.1	152.3
Net change in cash and cash equivalents	$6.8	$202.4

Operating Activities
Cash flows from operating activities during the three months ended March 31, 2005 and 2004 are summarized below.
	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Net income	$11.5	$9.5
Non-cash adjustments to net income	34.0	29.3
Changes in working capital	(11.8)	31.7
Net cash provided by operating activities	$33.7	$70.5

     Net cash flows provided by operating activities decreased by $36.8 million to $33.7 million for the three months ended March 31, 2005 from $70.5 million for the comparable period in 2004 mainly due to property and right-of-way tax payments made in the 2005 quarter.

Investing Activities
Cash flows from investing activities during the three months ended March 31, 2005 and 2004 are summarized below. 132 _____________________________________________________________________________

	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Construction expenditures	$(35.4)	$(42.4)
Cash proceeds from asset sales	-	22.0
All other investing cash flows, net	1.4	-
Net cash used by investing activities	$(34.0)	$(20.4)

     Net cash used by investing activities increased by $13.6 million to $34.0 million for the three months ended March 31, 2005 from $20.4 million for the comparable period in 2004. The increase was primarily due to the receipt of proceeds from the sale of land in the first quarter of 2004, partially offset by a decrease in construction expenditures in the first quarter of 2005.

Financing Activities
Cash flows from financing activities during the three months ended March 31, 2005 and 2004 are summarized below.
	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Dividends on common and preferred stock	$(15.2)	$(12.2)
Long term debt, net	-	275.0
Short term debt, net	22.4	(107.6)
All other financing cash flows, net	(.1)	(2.9)
Net cash provided by financing activities	$7.1	$152.3

     In the first quarter of 2004 Pepco issued $275 million of secured senior notes with maturities of 10 and 30 years; the proceeds of which were used to redeem higher interest rate securities and to repay short-term debt.

Capital Requirements
Construction Expenditures

     Pepco's construction expenditures for the three months ended March 31, 2005 totaled $35.4 million. These expenditures were related to capital costs associated with new customer services, distribution reliability, and transmission.

REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries

_____________________________________________________________________________

(collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court).

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy any additional cash requirements that may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     As part of the Asset Purchase and Sale Agreement, Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its SOS obligations in Maryland through June 2004 and its SOS obligations in the District of Columbia through January 22, 2005.

     To avoid the potential rejection of the TPAs, Pepco and Mirant entered into an Amended Settlement Agreement and Release dated as of October 24, 2003 (the Settlement Agreement) pursuant to which Mirant assumed both of the TPAs and the terms of the TPAs were modified. The Settlement Agreement also provided that Pepco has an allowed, pre-petition general unsecured claim against Mirant Corporation in the amount of $105 million (the Pepco TPA Claim).

     Pepco has also asserted the Pepco TPA Claim against other Mirant entities, which Pepco believes are liable to Pepco under the terms of the Asset Purchase and Sale Agreement's Assignment and Assumption Agreement (the Assignment Agreement). Under the Assignment Agreement, Pepco believes that each of the Mirant entities assumed and agreed to discharge certain liabilities and obligations of Pepco as defined in the Asset Purchase and Sale Agreement. Mirant has filed objections to these claims. Under the original plan of reorganization filed by the Mirant entities with the Bankruptcy Court, certain Mirant entities other than Mirant Corporation would pay significantly higher percentages of the claims of their creditors than would Mirant Corporation. The amount that Pepco will be able to recover from the Mirant bankruptcy estate with respect to the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors of the Mirant entities that are found to be liable for the Pepco TPA Claim.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda, entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-

_____________________________________________________________________________

back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the FirstEnergy PPA and the Panda PPA (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco in respect of the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim primarily represents a TPA settlement adjustment which is included in the $105 million Proofs of Claim filed by Pepco against the Mirant debtors in respect of the Pepco TPA Claim. In view of the uncertainty as to recoverability, Pepco, in the third quarter of 2003, expensed $14.5 million to establish a reserve against the $29 million receivable from Mirant. In January 2004, Pepco paid approximately $2.5 million to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant. Pepco believes that under the terms of the Asset Purchase and Sale Agreement, Mirant is obligated to reimburse Pepco for the settlement payment. Accordingly, in the first quarter of 2004, Pepco increased the amount of the receivable due from Mirant by approximately $2.5 million and amended its Proofs of Claim to include this amount. Pepco currently estimates that the $14.5 million expensed in the third quarter of 2003 represents the portion of the entire $31.5 million receivable unlikely to be recovered in bankruptcy, and no additional reserve has been established for the $2.5 million increase in the receivable. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recovered could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Upon motions filed with the U.S. District Court for the Northern District of Texas (the District Court) by Pepco and FERC, in October 2003, the District Court withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. In December 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations on jurisdictional grounds. The District Court's decision was appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation (the Creditors' Committee) to the U.S. Court of Appeals for the Fifth Circuit (the Court of Appeals). On August 4, 2004, the Court of Appeals remanded the case to the District Court saying that the District Court has jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions.

_____________________________________________________________________________

     On December 9, 2004, the District Court issued an order again denying Mirant's motion to reject the PPA-Related Obligations. The District Court found that the PPA-Related Obligations are not severable from the Asset Purchase and Sale Agreement and that the Asset Purchase and Sale Agreement cannot be rejected in part, as Mirant was seeking to do. On December 16, the Creditors' Committee appealed the District Court's order to the Court of Appeals, and on December 20, 2004, Mirant also appealed the District Court's order. Mirant and the Creditors' Committee each filed its brief on April 4, 2005. Pepco's and FERC's briefs are due May 19, 2005. Oral arguments have not yet been scheduled.

     As more fully discussed below, Mirant had been making regular periodic payments in respect of the PPA-Related Obligations. On December 9, 2004, Mirant filed a notice with the Bankruptcy Court that it was suspending payments to Pepco in respect of the PPA-Related Obligations. On December 13, 2004, Mirant failed to make a payment of approximately $17.9 million due to Pepco for the period November 1, 2004 to November 30, 2004. On December 23, 2004, Pepco received a payment of approximately $6.8 million from Mirant, which according to Mirant represented the market value of the power for which payment was due on December 13. At that time, Mirant informed Pepco that it intended to continue to pay the market value, but not the above-market portion, of the power purchased under the PPA-Related Obligations. Pepco disagreed with Mirant's assertion that it need only pay the market value and believed that the amount representing the market value calculated by Mirant was insufficient.

     On January 21, 2005, Mirant made a payment of approximately $21.1 million. Pepco disputed Mirant's contention that the amount paid reflected the full amount due Pepco under these agreements for the applicable periods.

     On January 21, 2005, Mirant filed in the Bankruptcy Court a motion seeking to reject certain of its ongoing obligations under the Asset Purchase and Sale Agreement, including the PPA-Related Obligations (the Second Motion to Reject). On March 1, 2005 (as amended by order dated March 7, 2005), the District Court granted Pepco's motion to withdraw jurisdiction over the Asset Purchase and Sale Agreement rejection proceedings from the Bankruptcy Court. In addition, the District Court ordered Mirant to pay on March 18, 2005, all past-due unpaid amounts under the PPA-Related Obligations. On March 4, 2004, Mirant filed an emergency motion for reconsideration and a stay of the March 1, 2005 order. On March 14, 2005, Pepco filed a response to Mirant's motion.

     On March 16, 2005, the District Court denied Mirant's emergency motion for reconsideration and stay of the District Court's March 1 and March 7 Orders. On the same day, Mirant filed a petition for writ of mandamus, and a motion for stay pending appeal and mandamus review in the Court of Appeals.

     On March 17, 2005, the Court of Appeals issued an Order staying the District Court's Orders of March 1 and March 7, 2005. Accordingly, Mirant was not required to make the payment that was due to Pepco on March 18, 2005 pursuant to the District Court's Orders. On March 28, 2005, in accordance with the Court of Appeals March 17 Order, Pepco, FERC, the Maryland Public Service Commission (MPSC) and Office of the People's Counsel (OPC) of Maryland filed oppositions to Mirant's petition for writ of mandamus in the Court of Appeals. Mirant and the Creditor's Committee filed briefs with the Court of Appeals on April 1, 2005.

_____________________________________________________________________________

On March 28, 2005, Pepco, FERC, the District of Columbia OPC, the MPSC and the Maryland OPC filed oppositions to the Second Motion to Reject in the District Court.

     On April 11, 2005 the Court of Appeals entered an Order vacating the stay it had ordered on March 17, 2005 and denying Mirant's motions for writ of mandamus and stay pending appeal. On April 13, 2005, Pepco received a payment from Mirant in the amount of approximately $57.5 million, representing the full amount then due in respect of the PPA-Related Obligations.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempt to reject the PPA-Related Obligations and other obligations under the Asset Purchase and Sale Agreement in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order granting the rejection and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event that September 18, 2003, is determined to be the effective date of rejection, is approximately $185.6 million as of May 1, 2005.

     Mirant has also indicated to the Bankruptcy Court that it will move to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) through rejection, if approved, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory, in addition to the amounts described above, is approximately $22.5 million.

     Any repayment by Pepco of amounts paid by Mirant would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Pepco believes that, to the extent such amounts were not recovered from the Mirant bankruptcy estate, they would be recoverable as stranded costs from customers through distribution rates as described below.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's attempt to reject the PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of May 1, 2005, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

_____________________________________________________________________________

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of May 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.9 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 5.7 cents per kilowatt hour, Pepco estimates that it would cost approximately $6.4 million for the remainder of 2005, the final year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of May 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 16.8 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 9.0 cents per kilowatt hour, Pepco estimates that it would cost approximately $19 million for the remainder of 2005, approximately $29 million in 2006, approximately $30 million in 2007, and approximately $30 million to $44 million annually thereafter through the 2021 contract termination date.

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect to the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to the creditors of the Mirant companies determined to be liable for those claims, and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the MPSC and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed

_____________________________________________________________________________

and owned by SMECO at a former Pepco generating facility (the SMECO Agreement). The SMECO Agreement expires in 2015 and contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

     On March 15, 2004, Mirant filed a complaint with the Bankruptcy Court seeking a declaratory judgment that the SMECO Agreement is an unexpired lease of non-residential real property rather than an executory contract and that if Mirant were to successfully reject the agreement, any claim against the bankruptcy estate for damages made by SMECO (or by Pepco as subrogee) would be subject to the provisions of the Bankruptcy Code that limit the recovery of rejection damages by lessors. Pepco believes that there is no reasonable factual or legal basis to support Mirant's contention that the SMECO Agreement is a lease of real property. Litigation continues and the outcome of this proceeding cannot be predicted.

Mirant Plan of Reorganization

     On January 19, 2005, Mirant filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. In that plan, Mirant proposed to transfer all assets to "New Mirant" (an entity it proposed to create in the reorganization), with the exception of the PPA-Related Obligations. Mirant proposed that the PPA-Related Obligations would remain in "Old Mirant," which would be a shell entity as a result of the reorganization. Pepco believes this plan cannot be confirmed by the Bankruptcy Court under the law and has submitted objections to the plan. The plan also did not have the support of any of the creditor's committees in the Mirant bankruptcy.

     On March 11, 2005, Mirant filed an application with FERC seeking approval for the internal transfers and corporate restructuring that will result from its proposed Plan of Reorganization. Mirant must obtain FERC approval for these transactions under Section 203 of the Federal Power Act. On April 1, 2005, Pepco filed a motion to intervene and protest at FERC in connection with Mirant's March 11 FERC filing. On the same date, the District of Columbia OPC also filed a motion to intervene and protest.

On March 25, 2005, Mirant filed its First Amended Plan of Reorganization and First Amended Disclosure Statement. Pepco is currently analyzing this amended plan.
Rate Proceedings

     For a discussion of the history Pepco's distribution rate review case filed with the DCPSC, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings" of Pepco's Annual Report on Form 10-K for the year ended December 31, 2004. On April 7, 2005, the DCPSC approved a settlement of this proceeding, which provides that Pepco's current distribution rates will remain unchanged through the end of the rate cap periods set forth above, except as otherwise provided in the merger settlement, or as may otherwise be required by the Commission or by law.

_____________________________________________________________________________

CRITICAL ACCOUNTING POLICIES

     No material changes to Pepco's critical accounting policies occurred during the first quarter of 2005. Accordingly, for a discussion of these policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco's Annual Report on Form 10-K for the year ended December 31, 2004.

NEW ACCOUNTING STANDARDS
FIN 47

     In March 2005, The Financial Accounting Standards Board (FASB) published FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that FASB Statement No. 143, Accounting for Asset Retirement Obligations, applies to conditional asset retirement obligations as defined and requires that the fair value of a reasonably estimable conditional asset retirement obligation be recognized as part of the carrying amounts of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for Pepco). Pepco is in the process of evaluating the anticipated impact that the implementation of FIN 47 will have on its overall financial position or net results of operations.

RISK FACTORS

     For information concerning risk factors, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Pepco's Annual Report on Form 10-K for the year ended December 31, 2004.

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond Pepco's control and may cause actual results to differ materially from those contained in forward-looking statements:

140 _____________________________________________________________________________

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by PUHCA;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence our business and profitability;
•	Pace of entry into new markets;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Quarterly Report and Pepco undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Pepco to predict all of such factors, nor can Pepco assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     Pepco undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

141 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
142 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
GENERAL OVERVIEW

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia. DPL also provides natural gas distribution service in northern Delaware. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.28 million. As of March 31, 2005, approximately 63% of delivered electricity sales were to Delaware customers, approximately 34% were to Maryland customers, and approximately 3% were to Virginia customers. DPL also provides natural gas distribution service in Northern Delaware. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 523,000.

     DPL is a wholly owned subsidiary of PHI. Because PHI is a public utility holding company registered under PUHCA, the relationship between PHI and DPL and certain activities of DPL are subject to the regulatory oversight of the SEC under PUHCA.

RESULTS OF OPERATIONS

     Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Electric Operating Revenue
	2005	2004	Change
Regulated T&D Electric Revenue	$96.1	$97.0	$(.9)
Default Supply Revenue	158.5	148.2	10.3
Other Electric Revenue	4.0	5.6	(1.6)
Total Operating Revenue	$258.6	$250.8	$7.8

     The table above shows the amounts of Electric Operating Revenue earned that is subject to price regulation (Regulated T&D (Transmission & Distribution) Electric Revenue and Default Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue includes revenue DPL receives for delivery of electricity to its customers. DPL provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its service territories who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Default Service in Virginia, Standard Offer Service (SOS) in Maryland, as well as in Delaware on and after May 1, 2006, and Provider of Last Resort service (POLR) in Delaware before May 1, 2006. Default Supply Revenue is revenue received by DPL from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy. Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

_____________________________________________________________________________

Regulated T&D Electric
Regulated T&D Electric Revenue	2005	2004	Change

Residential	$49.0	$50.6	$(1.6)
Commercial	24.8	24.6	.2
Industrial	5.2	4.3	.9
Other (Includes PJM)	17.1	17.5	(.4)
Total Regulated T&D Electric Revenue	$96.1	$97.0	$(.9)

Regulated T&D Electric Sales (GwH)	2005	2004	Change

Residential	1,609	1,591	18
Commercial	1,289	1,269	20
Industrial	739	789	(50)
Other	12	12	-
Total Regulated T&D Electric Sales	3,649	3,661	(12)

Regulated T&D Electric Customers (000s)	2005	2004	Change

Residential	444	436	8
Commercial	58	57	1
Industrial	1	1	-
Other	1	1	-
Total Regulated T&D Electric Customers	504	495	9

     Regulated T&D Electric Revenue decreased by $.9 million primarily due to warmer weather in the first three months of 2005 compared to the same period in 2004. Delivered sales for the three months ended March 31, 2005 were approximately 3,649,000 MwH compared to approximately 3,661,000 MwH for the comparable period in 2004. Heating degree days decreased by .9% for the three months ended March 31, 2005 compared to the same period in 2004.

Default Electricity Supply
Default Supply Revenue	2005	2004	Change

Residential	$80.6	$69.7	$10.9
Commercial	57.9	55.7	2.2
Industrial	19.2	22.1	(2.9)
Other (Includes PJM)	.8	.7	.1
Total Default Supply Revenue	$158.5	$148.2	$10.3

144 _____________________________________________________________________________

Default Electricity Supply Sales (GwH)	2005	2004	Change

Residential	1,613	1,588	25
Commercial	1,157	1,164	(7)
Industrial	405	487	(82)
Other	12	11	1
Total Default Electricity Supply Sales	3,187	3,250	(63)

Default Electricity Supply Customers (000s)	2005	2004	Change

Residential	443	436	7
Commercial	57	55	2
Industrial	1	1	-
Other	1	1	-
Total Default Electricity Supply Customers	502	493	9

     Default Supply Revenue increased by $10.3 million, not withstanding a decline in sales, primarily due to the following: (i) $19.8 million due to higher retail energy rates, the result of the successful implementation of the SOS competitive bid procedure in Maryland beginning in June and July 2004, offset by (ii) $7.1 million increased customer migration, (iii) $.8 million unfavorable weather impact, and (iv) $1.6 million in other sales variances (offset in Fuel and Purchased Energy).

     For the three months ended March 31, 2005, DPL's Delaware customers served by an alternate supplier represented 10% of DPL's total Delaware load and DPL's Maryland customers served by alternate suppliers represented 19% of DPL's total Maryland load. For the three months ended March 31, 2004, DPL's Delaware customers served by an alternate supplier represented 12% of DPL's total Delaware load and DPL's Maryland customers served by alternate suppliers represented 11% of DPL's total Maryland load.

Default Electricity Supply sales for the three months ended March 31, 2005 were approximately 3,187,000 MwH compared to approximately 3,250,000 MwH for the comparable period in 2004.
Other Electric Revenue
Other Electric Revenue decreased by $1.6 million primarily due to lower inter-company lease revenue.
Natural Gas Operating Revenue
	2005	2004	Change
Regulated Gas Revenue	$92.8	$81.6	$11.2
Other Gas Revenue	18.9	18.3	.6
Total Natural Gas Operating Revenue	$111.7	$99.9	$11.8

_____________________________________________________________________________

     The table above shows the amounts of Natural Gas Operating Revenue from sources that are subject to price regulation (Regulated Gas Revenue) and those that generally are not subject to price regulation (Other Gas Revenue). Regulated Gas Revenue includes the revenue DPL receives for on-system natural gas delivered sales and the transportation of natural gas for customers. Other Gas Revenue includes off-system natural gas sales and the release of excess system capacity.

Regulated Gas
Regulated Gas Revenue	2005	2004	Change

Residential	$56.6	$50.4	$6.2
Commercial	31.6	27.2	4.4
Industrial	3.3	2.7	0.6
Transportation and Other	1.3	1.3	-
Total Regulated Gas Revenue	$92.8	$81.6	$11.2

Regulated Gas Sales (Bcf)	2005	2004	Change

Residential	4.4	4.6	(0.2)
Commercial	2.7	2.7	-
Industrial	0.4	0.4	-
Transportation and Other	1.8	2.0	(0.2)
Total Regulated Gas Sales	9.3	9.7	(0.4)

Regulated Gas Customers (000s)	2005	2004	Change

Residential	110	108	2
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	119	117	2

DPL's natural gas service territory is located in New Castle County, Delaware. Several key industries contribute to the economic base as well as to growth.
•	Commercial activity in the region includes banking and other professional services, government, insurance, real estate, strip mall, stand alone construction, and tourism.
•	Industrial activity in the region includes automotive, chemical, and pharmaceutical.

     Regulated Gas Revenue increased by $11.2 million primarily due to the following: (i) $12.8 million increase, effective November 1, 2004, in the Gas Cost Rate due to higher natural gas commodity costs (offset in Gas Purchased) and (ii) $0.9 million increase in Gas Base Rates due to higher average rates. These increases were partially offset by (iii) $2.4 million decrease in sales due to lower customer usage. For the quarter ended March 31, 2005, gas sales were

_____________________________________________________________________________

approximately 9,300,000 Mcf as compared to approximately 9,700,000 Mcf for the comparable period in 2004. Heating degree days decreased 1.4% for the quarter ended March 31, 2005 as compared to the same period in 2004.

Other Gas Revenue
Other Gas Revenue increased by $.6 million largely due to increased capacity release revenues and slightly higher off-system sales compared to the same period last year (offset in Gas Purchased).
Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy increased by $4.4 million to $162.2 million in 2005 from $157.8 million in 2004 due primarily to higher average energy costs, which are reflected in the new SOS rates for Maryland beginning in June and July 2004 (offset in Default Supply Revenue).

Gas Purchased

    Gas Purchased increased by $11.4 million to $85.1 million in 2005 from $73.7 million in 2004. This increase primarily resulted from (i) $4.6 million due to increased wholesale commodity prices and less gas injected into storage, (ii) $3.8 million increase in deferred fuel costs, and (iii) $3.0 million increase from the settlement of financial hedges (entered into as part of DPL's regulated Natural Gas Hedge program). (Offsets in Regulated Gas Revenue and Other Gas Revenue).

Other Operation and Maintenance

     Other Operation and Maintenance decreased by $3.7 million to $42.4 million in 2005 from $46.1 million in 2004. The decrease primarily resulted from: (i) $2.2 million lower system maintenance costs and (ii) $1.6 million lower employee pension and benefit expense, and (iii) $.6 million decrease in IT costs, partially offset by a $1.1 million increase in building lease costs.

Depreciation and Amortization
Depreciation and Amortization expenses increased by $.9 million to $19.0 million in 2005 from $18.1 million in 2004 due primarily to utility property additions.
Other Taxes

     Other Taxes increased by $.4 million to $9.4 million in 2005 from $9.0 million in 2004. The increase primarily resulted from delivery tax related to an increase in gas revenue.

_____________________________________________________________________________

Income Tax Expense

     DPL's effective tax rate for the three months ended March 31, 2005 was 46% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

     DPL's effective tax rate for the three months ended March 31, 2004 was 41% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit), and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

148 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
149 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY
GENERAL OVERVIEW

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission, and distribution of electricity in southern New Jersey. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 998,000.

     ACE is a wholly owned subsidiary of PHI. Because PHI is a public utility holding company registered under PUHCA, the relationship between PHI and ACE and certain activities of ACE are subject to the regulatory oversight of the SEC under PUHCA.

RESULTS OF OPERATIONS

     Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
	2005	2004	Change
Regulated T&D Electric Revenue	$81.8	$84.2	$(2.4)
Default Supply Revenue	223.6	232.0	(8.4)
Other Electric Revenue	3.9	6.2	(2.3)
Total Operating Revenue	$309.3	$322.4	$(13.1)

     The table above shows the amounts of Operating Revenue earned that are subject to price regulation (Regulated T&D (Transmission & Distribution) Electric Revenue and Default Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue includes revenue ACE receives for delivery of electricity to its customers. ACE provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Basic Generation Service (BGS) in New Jersey. Default Supply Revenue is revenue received by ACE from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy. Also included in Default Supply Revenue is revenue from non-utility generators (NUGs), transition bond charges (TBC), market transition charges (MTC) and other restructuring related revenues (see Deferred Electric Service Cost). Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

_____________________________________________________________________________

Regulated T&D Electric
Regulated T&D Electric Revenue	2005	2004	Change

Residential	$40.6	$41.9	$(1.3)
Commercial	24.4	25.0	(.6)
Industrial	3.9	4.0	(.1)
Other (Includes PJM)	12.9	13.3	(.4)
Total Regulated T&D Electric Revenue	$81.8	$84.2	$(2.4)

Regulated T&D Electric Sales (GwH)	2005	2004	Change

Residential	1,075	1,096	(21)
Commercial	992	997	(5)
Industrial	281	264	17
Other	12	13	(1)
Total Regulated T&D Electric Sales	2,360	2,370	(10)

Regulated T&D Electric Customers (000s)	2005	2004	Change

Residential	463	457	6
Commercial	62	61	1
Industrial	1	1	-
Other	-	-	-
Total Regulated T&D Electric Customers	526	519	7

     Regulated T&D Electric Revenue decreased by $2.4 million primarily due to the following: (i) $.8 million unfavorable weather impact, (ii) $.8 million related to network transmission revenue, and (iii) $.3 million due to customer sales mix. Delivered sales for the three months ended March 31, 2005 were approximately 2,360,000 MwH compared to approximately 2,370,000 MwH for the comparable period in 2004. Heating degree days decreased by 1.9% for the three months ended March 31, 2005 compared to the same period in 2004.

Default Electricity Supply
Default Supply Revenue	2005	2004	Change

Residential	$75.2	$76.5	$(1.3)
Commercial	54.2	57.2	(3.0)
Industrial	9.8	11.4	(1.6)
Other (Includes PJM)	84.4	86.9	(2.5)
Total Default Supply Revenue	$223.6	$232.0	$(8.4)

151 _____________________________________________________________________________

Default Electricity Supply Sales (GwH)	2005	2004	Change

Residential	1,080	1,080	-
Commercial	667	730	(63)
Industrial	77	93	(16)
Other	13	13	-
Total Default Electricity Supply Sales	1,837	1,916	(79)

Default Electricity Supply Customers (000s)	2005	2004	Change

Residential	462	457	5
Commercial	61	60	1
Industrial	1	1	-
Other	1	1	-
Total Default Electricity Supply Customers	525	519	6

     Default Supply Revenue is offset in operating expenses and has minimal earnings impact due to deferral accounting as a result of electric restructuring in New Jersey. The $8.4 million decrease in Default Supply Revenue primarily resulted from $6.7 million of lower sales and transmission due to increased customer migration.

     For the three months ended March 31, 2005, ACE's New Jersey customers served by an alternate supplier represented 22% of ACE's total load. For the three months ended March, 2004, ACE's New Jersey customers served by an alternate supplier represented 19% of ACE's total load.

Default Electricity Supply Sales for the three months ended March 31, 2005 were approximately 1,837,300 MwH compared to approximately 1,916,400 MwH for the comparable period in 2004.
Other Electric Revenue
Other Electric Revenue decreased by $2.3 million primarily due to, (i) $1.8 million decrease in inter-company revenues, and (ii) $.6 million decrease in customer requested work.
Operating Expenses
Fuel and Purchased Energy
Fuel and Purchased Energy decreased by $5.5 million to $188.1 million in 2005 from $193.6 million in 2004. This decrease was primarily due to reduced PJM network transmission costs.
Other Operation and Maintenance

     Other Operation and Maintenance decreased by $4.5 million to $47.3 million in 2005 from $51.8 million in 2004. The decrease primarily resulted from: (i) $2.1 million of lower restoration and system maintenance costs, (ii) $2.0 million for Default Electricity Supply costs, (iii) $1.7 million due to the transfer of the Deepwater plant to Conectiv Energy in 2004, and (iv) $.6 million lower IT costs, partially offset by (v) $1.0 million increase in building lease costs and (vi) $.9 million related to the NJBPU settlement.

_____________________________________________________________________________

Depreciation and Amortization
Depreciation and Amortization expenses decreased by $4.0 million to $29.9 million in 2005 from $33.9 million in 2004 primarily due to a decrease in deferred transitional bond charges.
Other Taxes

     Other Taxes increased by $1.3 million to $5.3 million in 2005 from $4.0 million in 2004. The increase primarily resulted from $1.6 million resulting from a New Jersey delivery tax expense true-up in 2004.

Deferred Electric Service Costs

     Deferred Electric Service Costs (DESC) increased by $4.0 million to $19.0 million for the three months ended March 31, 2005 from $15.0 million for the three months ended March 31, 2004. The $4.0 million increase represents (i) $4.5 million in regulatory disallowances (net of amounts previously reserved) associated with the April 2005 NJBPU settlement agreement, (ii) $1.1 million in deferral write-offs associated with the NJBPU settlement agreement and offset by, (iii) $1.6 million net under-recovery associated with New Jersey BGS, NUGs, MTC and other restructuring items. Customers in New Jersey who do not choose a competitive supplier receive Default Electricity Supply from suppliers selected through auctions approved by the NJBPU. ACE's rates for the recovery of the costs of supplying this electricity are reset annually. On ACE's balance sheet a regulatory asset includes an under-recovery of $82.5 million as of March 31, 2005. This amount is net of a $47.3 million reserve on previously disallowed items under appeal.

Other Income (Expenses)
Other Expenses decreased by $.8 million to a net expense of $11.7 million in 2005 from a net expense of $12.5 million in 2004. This decrease is primarily due to lower interest expense.
Income Tax Expense

     ACE's effective tax rate before the extraordinary item for the three months ended March 31, 2005 was 38% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences, change in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of deferred investment tax credits.

     ACE's effective tax rate for the three months ended March 31, 2004 was 42% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences, offset by the flow-through of deferred investment tax credits.

Extraordinary Item

     As a result of the settlement of ACE's electric distribution rate case, ACE reversed $15.2 million ($9.0 million, after-tax) in accruals related to certain deferred costs that are now deemed recoverable.

_____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
154 _____________________________________________________________________________

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pepco Holdings

     For information about PHI's derivative activities, refer to "Accounting for Derivatives" in Note 2 and "Use of Derivatives in Energy and Interest Rate Hedging Activities" in Note 13 to the Consolidated Financial Statements of PHI included in its Annual Report on Form 10-K for the year ended December 31, 2004.

     PHI's risk management policies place oversight at the senior management level through the Corporate Risk Management Committee which has the responsibility for establishing corporate compliance requirements for the competitive energy segments' energy market participation. PHI uses a value-at-risk (VaR) model to assess the market risk of its competitive energy segments' other energy commodity activities and its remaining proprietary trading contracts. PHI also uses other measures to limit and monitor risk in its commodity activities, including limits on the nominal size of positions and periodic loss limits. VaR represents the potential mark-to-market loss on energy contracts or portfolios due to changes in market prices for a specified time period and confidence level. PHI estimates VaR using a delta-gamma variance / covariance model with a 95 percent, one-tailed confidence level and assuming a one-day holding period. Since VaR is an estimate, it is not necessarily indicative of actual results that may occur.

Value at Risk Associated with Energy Contracts For the Three Months Ended March 31, 2005 (Dollars in Millions)
	Proprietary Trading VaR (1)	VaR for Competitive Energy Activity (2)
95% confidence level, one-day holding period, one-tailed (3)
Period end	$ -	$ 6.1
Average for the period	$ -	$ 4.3
High	$ -	$ 6.1
Low	$ -	$ 2.9

Notes:
(1)	Includes all remaining proprietary trading contracts entered into prior to cessation of this activity prior to March 2003.
(2)

This column represents all energy derivative contracts, normal purchase & sales contracts, modeled generation output and fuel requirements and modeled customer load obligations for both the discontinued proprietary trading activity and the ongoing other energy commodity activities.

(3)

As VaR calculations are shown in a standard delta or delta/gamma closed form 95% 1-day holding period 1-tail normal distribution form, traditional statistical and financial methods can be employed to reconcile prior 10-K and 10-Q VaRs to the above approach. In this case, 5-day VaRs divided by the square root of 5 equal 1-day VaRs; and 99% 1-tail VaRs divided by 2.326 times 1.645 equal 95% 1-tail VaRs. Note that these methods of conversion are not valid for converting from 5-day or less holding periods to over 1-month holding periods and should not be applied to "non-standard closed form" VaR calculations in any case.

155 _____________________________________________________________________________

     For additional quantitative and qualitative information on the fair value of energy contracts refer to Note 5, Use of Derivatives in Energy and Interest Rate Hedging Activities in the accompanying Notes to Consolidated Financial Statements.

     The competitive energy segments' portfolio of electric generating plants includes "mid-merit" assets and peaking assets. Mid-merit electric generating plants are typically combined cycle units that can quickly change their megawatt output level on an economic basis. These plants are generally operated during times when demand for electricity rises and power prices are higher. The competitive energy segments dynamically (economically) hedge both the estimated plant output and fuel requirements as the estimated levels of output and fuel needs change. Dynamic (or economic) hedge percentages include the estimated electricity output of and fuel requirements for the competitive energy segment's generation plants that have been economically hedged and any associated financial or physical commodity contracts (including derivative contracts that are classified as cash flow hedges under SFAS 133, other derivative instruments, wholesale normal purchase and sales contracts, and load service obligations).

As of March 31, 2005, based on economic availability projections, 90% of generation output is economically hedged over the next 36 months. Fuel inputs for the same 36 month period are 54% hedged.

     Hedge volumes can vary significantly from period to period, where sales may exceed forecast plant output in some periods (a net short position), while in other periods sales may fall short of forecast output (a net long position).

_____________________________________________________________________________

This table provides information on the competitive energy segment's credit exposure, net of collateral, to wholesale counterparties.
Schedule of Credit Risk Exposure on Competitive Wholesale Energy Contracts (Dollars in Millions)
	March 31, 2005
Rating (1)	Exposure Before Credit Collateral (2)	Credit Collateral (3)	Net Exposure	Number of Counterparties Greater Than 10% *	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$347.1	$20.5	$326.6	3	$186.7
Non-Investment Grade	5.3	0.5	4.8	-	-
Split rating	-	-	-	-	-
No External Ratings	19.1	-	19.1	-	-
Credit reserves	-	-	1.0	-	-

(1)

Investment Grade - primarily determined using publicly available credit ratings of the counterparty. If the counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), it is determined based upon the rating of its guarantor. Included in "Investment Grade" are counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively. If it has a split rating (i.e., rating not uniform between major rating agencies), it is presented separately.

(2)

Exposure before credit collateral - includes the MTM energy contract net assets for open/unrealized transactions, the net receivable/payable for realized transactions and net open positions for contracts not subject to MTM. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place. Thus, this column presents the net credit exposure to counterparties after reflecting all allowable netting, but before considering collateral held.

(3)

Credit collateral - the face amount of cash deposits, letters of credit and performance bonds received from counterparties, not adjusted for probability of default, and if applicable property interests (including oil and gas reserves).

*	Using a percentage of the total exposure.

     For additional information concerning market risk, please refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2004.

Pepco
For information concerning market risk, please refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk in Pepco's Annual Report on Form 10-K for the year ended December 31, 2004.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

_____________________________________________________________________________

Item 4. CONTROLS AND PROCEDURES
Pepco Holdings, Inc.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco Holdings has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005, and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco Holdings have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco Holdings and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended March 31, 2005, there was no change in Pepco Holdings' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco Holdings' internal controls over financial reporting.

Potomac Electric Power Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005, and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended March 31, 2005, there was no change in Pepco's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco's internal controls over financial reporting.

_____________________________________________________________________________

Delmarva Power & Light Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, DPL has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005, and, based upon this evaluation, the chief executive officer and the chief financial officer of DPL have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to DPL that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended March 31, 2005, there was no change in DPL's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, DPL's internal controls over financial reporting.

Atlantic City Electric Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, ACE has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005, and, based upon this evaluation, the chief executive officer and the chief financial officer of ACE have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to ACE and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

    During the three months ended March 31, 2005, there was no change in ACE's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ACE's internal controls over financial reporting.

_____________________________________________________________________________

Part II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Pepco Holdings
Mirant Bankruptcy

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For additional information, please refer to Note (4), "Commitments and Contingencies," to the financial statements of PHI included herein.

ACE Appeal of New Jersey Deferral Proceeding

     In August 2004, ACE filed with the Appellate Division of the Superior Court of New Jersey, which hears appeals of New Jersey administrative agencies, including the New Jersey Board of Public Utilities (NJBPU), a Notice of Appeal and a Case Information Statement related to the July 2004 Final Decision and Order issued by the NJBPU in ACE's restructuring deferral proceeding before the NJBPU under the New Jersey Electric Discount and Energy Competition Act. ACE cannot predict the outcome of this appeal. For additional information concerning the New Jersey regulatory proceeding leading up to this appeal, please refer to Note (4), "Commitments and Contingencies" to the financial statements of PHI included herein.

     For further information concerning litigation matters, please refer to Item 3, "Legal Proceedings," included in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2004 and Note (4), "Commitments and Contingencies," to the financial statements of PHI included herein.

Pepco
Mirant Bankruptcy

          On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For additional information, please refer to Note (4), "Commitments and Contingencies," to the financial statements of Pepco included herein.

For further information concerning litigation matters, please refer to Note (4), "Commitments and Contingencies," to the financial statements of Pepco included herein.
DPL

     For information concerning litigation matters, please refer to Note (4), "Commitments and Contingencies," to the financial statements of DPL included herein.

_____________________________________________________________________________

ACE

     In August 2004, ACE filed with the Appellate Division of the Superior Court of New Jersey, which hears appeals of New Jersey administrative agencies, including the New Jersey Board of Public Utilities (NJBPU), a Notice of Appeal and a Case Information Statement related to the July 2004 Final Decision and Order issued by the NJBPU in ACE's restructuring deferral proceeding before the NJBPU under the New Jersey Electric Discount and Energy Competition Act. ACE cannot predict the outcome of this appeal. For additional information concerning the New Jersey regulatory proceeding leading up to this appeal, please refer to Note (4), "Commitments and Contingencies" to the financial statements of ACE included herein.

     For additional information concerning litigation matters, please refer to Item 3, "Legal Proceedings," included in ACE's Annual Report on Form 10-K for the year ended December 31, 2004 and Note (4), "Commitments and Contingencies," to the financial statements of ACE included herein.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
Pepco Holdings
None.
Pepco
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Pepco Holdings
None.
Pepco
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

_____________________________________________________________________________

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Pepco Holdings
None.
Pepco
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 5. OTHER INFORMATION
Pepco Holdings

     On May 5, 2005, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $1.2 billion. This agreement replaces a $650 million five-year credit agreement that was entered into in July 2004 and a $550 million three-year credit agreement entered into in July 2003. Pepco Holdings' credit limit under this agreement is $700 million.  The credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time under the agreement may not exceed $500 million in the aggregate. Under the terms of the credit agreement, the companies are entitled to request increases in the principal amount of available credit up to an aggregate increase of $300 million, with any such increase proportionately increasing the credit limit of each of the respective borrowers and the $300 million sublimits for each of Pepco, DPL and ACE.  The interest rate payable by the respective companies on utilized funds will be based on a pricing schedule determined by the credit rating of the borrower. The indebtedness incurred under the Credit Agreement is unsecured.

     The credit agreement is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, or financial condition subsequent to the entry into the credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the credit agreement and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the credit agreement.   The failure to satisfy any of the covenants or the occurrence of specified events that constitute events of default that could result in the acceleration of repayment

_____________________________________________________________________________

obligations of the borrower. The events of default include (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreement) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

     PHI has had, currently has, or expects to have in the future various banking, underwriting, investment and other relationships with lenders that are parties to the credit agreement and their respective affiliates, including Wachovia Bank, N.A. which serves as a transfer agent and registrar for the PHI common stock, The Bank of New York which serves as trustee under various bond indentures, The Northern Trust Company, which serves as trustee for the Pepco Holdings Retirement Plan Master Trust and VEBA Trust and, Mizuho Corporate Bank (USA), which is the lender in a $50 million term loan to PHI due December 13, 2005.

Pepco

     On May 5, 2005, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $1.2 billion. This agreement replaces a $650 million five-year credit agreement that was entered into in July 2004 and a $550 million three-year credit agreement entered into in July 2003. Pepco Holdings' credit limit under this agreement is $700 million.  The credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time under the agreement may not exceed $500 million in the aggregate. Under the terms of the credit agreement, the companies are entitled to request increases in the principal amount of available credit up to an aggregate increase of $300 million, with any such increase proportionately increasing the credit limit of each of the respective borrowers and the $300 million sublimits for each of Pepco, DPL and ACE.  The interest rate payable by the respective companies on utilized funds will be based on a pricing schedule determined by the credit rating of the borrower. The indebtedness incurred under the Credit Agreement is unsecured.

     The credit agreement is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, or financial condition subsequent to the entry into the credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the credit agreement and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the credit agreement.   The failure to satisfy any of the covenants or the occurrence of specified events that constitute events of default that could result in the acceleration of repayment

_____________________________________________________________________________

obligations of the borrower. The events of default include (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreement) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

     Pepco has had, currently has, or expects to have in the future various banking, underwriting, investment and other relationships with lenders that are parties to the credit agreement and their respective affiliates, including The Bank of New York, which serves as trustee under various Pepco bond indentures, The Northern Trust Company, which serves as trustee for the Pepco Holdings Retirement Plan Master Trust and VEBA Trust, and The Royal Bank of Scotland Finance (Ireland), which is the lender in a $100 million term loan to Pepco due December 1, 2006.

DPL

     On May 5, 2005, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $1.2 billion. This agreement replaces a $650 million five-year credit agreement that was entered into in July 2004 and a $550 million three-year credit agreement entered into in July 2003. Pepco Holdings' credit limit under this agreement is $700 million.  The credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time under the agreement may not exceed $500 million in the aggregate. Under the terms of the credit agreement, the companies are entitled to request increases in the principal amount of available credit up to an aggregate increase of $300 million, with any such increase proportionately increasing the credit limit of each of the respective borrowers and the $300 million sublimits for each of Pepco, DPL and ACE.  The interest rate payable by the respective companies on utilized funds will be based on a pricing schedule determined by the credit rating of the borrower. The indebtedness incurred under the Credit Agreement is unsecured.

     The credit agreement is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, or financial condition subsequent to the entry into the credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the credit agreement and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the credit agreement.   The failure to satisfy any of the covenants or the occurrence of specified events that constitute events of default that could result in the acceleration of repayment

_____________________________________________________________________________

obligations of the borrower. The events of default include (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreement) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

     DPL also has had, currently has, or expects to have in the future various banking, underwriting, investment and other relationships with lenders that are parties to the credit agreement and their respective affiliates, including JPMorgan Chase Bank N.A. and The Bank of New York who serve as a trustee under various DPL bond indentures, and The Northern Trust Company, which serves trustee for the Pepco Holdings Retirement Plan Master Trust and VEBA Trust.

ACE

     On May 5, 2005, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $1.2 billion. This agreement replaces a $650 million five-year credit agreement that was entered into in July 2004 and a $550 million three-year credit agreement entered into in July 2003. Pepco Holdings' credit limit under this agreement is $700 million.  The credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time under the agreement may not exceed $500 million in the aggregate. Under the terms of the credit agreement, the companies are entitled to request increases in the principal amount of available credit up to an aggregate increase of $300 million, with any such increase proportionately increasing the credit limit of each of the respective borrowers and the $300 million sublimits for each of Pepco, DPL and ACE.  The interest rate payable by the respective companies on utilized funds will be based on a pricing schedule determined by the credit rating of the borrower. The indebtedness incurred under the Credit Agreement is unsecured.

     The credit agreement is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, or financial condition subsequent to the entry into the credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the credit agreement and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the credit agreement.   The failure to satisfy any of the covenants or the occurrence of specified events that constitute events of default that could result in the acceleration of repayment obligations of the borrower. The events of default include (i) the failure of any borrowing

_____________________________________________________________________________

company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreement) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

     ACE has had, currently has, or expects to have in the future various banking, underwriting, investment and other relationships with lenders that are parties to the credit agreement and their respective affiliates, including The Bank of New York, which serves as trustee under various ACE bond indentures, and The Northern Trust Company, which serves as trustee for the Pepco Holdings Retirement Plan Master Trust and VEBA Trust.

Item 6. EXHIBITS

     The documents listed below are being filed or furnished on behalf of Pepco Holdings, Inc. (PHI), Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), and Atlantic City Electric Company (ACE).

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
3.2.1	DPL	Bylaws	Filed herewith.
3.2.2	ACE	Bylaws	Filed herewith.
10.1	PHI Pepco DPL ACE	Credit Agreement dated May 5, 2005	Filed herewith.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
166 _____________________________________________________________________________

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
167 _____________________________________________________________________________

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
	Three Months Ended	For the Year Ended December 31,
	March 31, 2005	2004	2003	2002	2001	2000
	(Dollar Amounts in Millions)

Income before extraordinary item (a)	$47.6	$255.5	$211.1	$220.2	$192.3	$369.1

Income tax expense	34.1	173.2	65.9	124.1	83.5	341.2

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	83.9	376.5	381.4	227.2	162.0	221.5
Other interest	5.0	20.6	21.7	21.0	23.8	23.6
Preferred dividend requirements of subsidiaries	.6	2.8	13.9	20.6	14.2	14.7
Total fixed charges	89.5	399.9	417.0	268.8	200.0	259.8

Non-utility capitalized interest	(.1)	(.1)	(10.2)	(9.9)	(2.7)	(3.9)

Income before extraordinary item, income tax expense, and fixed charges	$171.1	$828.5	$683.8	$603.2	$473.1	$966.2

Total fixed charges, shown above	89.5	399.9	417.0	268.8	200.0	259.8

Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	.4	1.9	4.3	11.6	6.2	13.5

Fixed charges for ratio computation	$89.9	$401.8	$421.3	$280.4	$206.2	$273.3

Ratio of earnings to fixed charges and preferred dividends	1.90	2.06	1.62	2.15	2.29	3.54

(a)	Excludes losses on equity investments.
168 _____________________________________________________________________________

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
	Three Months Ended	For the Year Ended December 31,
	March 31, 2005	2004	2003	2002	2001	2000
	(Dollar Amounts in Millions)

Net income (a)	$11.5	$96.6	$104.6	$141.2	$192.3	$369.1

Income tax expense	9.1	56.7	69.1	80.3	83.5	341.2

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	19.5	80.7	81.4	112.2	162.0	221.5
Other interest	3.5	14.3	16.2	17.3	23.8	23.6
Preferred dividend requirements of a subsidiary trust	-	-	4.6	9.2	9.2	9.2
Total fixed charges	23.0	95.0	102.2	138.7	195.0	254.3

Non-utility capitalized interest	-	-	-	(.2)	(2.7)	(3.9)

Income before income tax expense, and fixed charges	$43.6	$248.3	$275.9	$360.0	$468.1	$960.7

Ratio of earnings to fixed charges	1.90	2.61	2.70	2.60	2.40	3.78

Total fixed charges, shown above	23.0	95.0	102.2	138.7	195.0	254.3

Preferred dividend requirements, excluding mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, adjusted to a pre-tax amount	.5	1.6	5.5	7.8	7.2	10.6

Total fixed charges and preferred dividends	$23.5	$96.6	$107.7	$146.5	$202.2	$264.9

Ratio of earnings to fixed charges and preferred dividends	1.86	2.57	2.56	2.46	2.32	3.63

(a)	Excludes losses on equity investments.

169 _____________________________________________________________________________

Exhibit 12.3 Statements Re. Computation of Ratios
DPL
	Three Months Ended	For the Year Ended December 31,
	March 31, 2005	2004	2003	2002	2001	2000
	(Dollar Amounts in Millions)

Net income	$23.8	$66.3	$53.2	$49.7	$200.6	$141.8

Income tax expense	20.5	49.7	36.4	33.7	139.9	81.5

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	8.6	33.0	37.2	44.1	68.5	77.1
Other interest	.5	2.2	2.7	3.6	3.4	7.5
Preferred dividend requirements of a subsidiary trust	-	-	2.8	5.7	5.7	5.7
Total fixed charges	9.1	35.2	42.7	53.4	77.6	90.3

Income before income tax expense, and fixed charges	$53.4	$151.2	$132.3	$136.8	$418.1	$313.6

Ratio of earnings to fixed charges	5.87	4.30	3.10	2.56	5.39	3.47

Total fixed charges, shown above	9.1	35.2	42.7	53.4	77.6	90.3

Preferred dividend requirements, adjusted to a pre-tax amount	.6	1.7	1.7	2.9	6.3	7.7

Total fixed charges and preferred dividends	$9.7	$36.9	$44.4	$56.3	$83.9	$98.0

Ratio of earnings to fixed charges and preferred dividends	5.51	4.10	2.98	2.43	4.98	3.20

170 _____________________________________________________________________________

Exhibit 12.4 Statements Re. Computation of Ratios
ACE
	Three Months Ended	For the Year Ended December 31,
	March 31, 2005	2004	2003	2002	2001	2000
	(Dollar Amounts in Millions)

Income before extraordinary item	$5.0	$64.6	$41.5	$28.2	$75.5	$54.4

Income tax expense	3.0	42.3	27.3	16.3	46.7	36.7

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	14.5	62.2	63.7	55.6	62.2	76.2
Other interest	.8	3.4	2.6	2.4	3.3	4.5
Preferred dividend requirements of subsidiary trusts	-	-	1.8	7.6	7.6	7.6
Total fixed charges	15.3	65.6	68.1	65.6	73.1	88.3

Income before extraordinary item, income tax expense, and fixed charges	$23.3	$172.5	$136.9	$110.1	$195.3	$179.4

Ratio of earnings to fixed charges	1.52	2.63	2.01	1.68	2.67	2.03

Total fixed charges, shown above	15.3	65.6	68.1	65.6	73.1	88.3

Preferred dividend requirements adjusted to a pre-tax amount	.2	.5	.5	1.1	2.7	3.6

Total fixed charges and preferred dividends	$15.5	$66.1	$68.6	$66.7	$75.8	$91.9

Ratio of earnings to fixed charges and preferred dividends	1.50	2.61	2.00	1.65	2.58	1.95

171 _____________________________________________________________________________

Exhibit 31.1
CERTIFICATION
I, Dennis R. Wraase, certify that:
1.	I have reviewed this report on Form 10-Q of Pepco Holdings, Inc.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 9, 2005		D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
172 _____________________________________________________________________________

Exhibit 31.2
CERTIFICATION
I, Joseph M. Rigby, certify that:
1.	I have reviewed this report on Form 10-Q of Pepco Holdings, Inc.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 9, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
173 _____________________________________________________________________________

Exhibit 31.3
CERTIFICATION
I, Dennis R. Wraase, certify that:
1.	I have reviewed this report on Form 10-Q of Potomac Electric Power Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 9, 2005	D. R. WRAASE Dennis R. Wraase Chairman of the Board and Chief Executive Officer
174 _____________________________________________________________________________

Exhibit 31.4
CERTIFICATION
I, Joseph M. Rigby, certify that:
1.		I have reviewed this report on Form 10-Q of Potomac Electric Power Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 9, 2005		JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

175 _____________________________________________________________________________

Exhibit 31.5
CERTIFICATION
I, Thomas S. Shaw, certify that:
1.		I have reviewed this report on Form 10-Q of Delmarva Power & Light Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 9, 2005		T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
176 _____________________________________________________________________________

Exhibit 31.6
CERTIFICATION
I, Joseph M. Rigby, certify that:
1.		I have reviewed this report on Form 10-Q of Delmarva Power & Light Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 9, 2005		JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
177 _____________________________________________________________________________

Exhibit 31.7
CERTIFICATION
I, William J. Sim, certify that:
1.		I have reviewed this report on Form 10-Q of Atlantic City Electric Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 9, 2005		WILLIAM J. SIM William J. Sim President and Chief Executive Officer
178 _____________________________________________________________________________

Exhibit 31.8
CERTIFICATION
I, Joseph M. Rigby, certify that:
1.		I have reviewed this report on Form 10-Q of Atlantic City Electric Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 9, 2005		JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer
179 _____________________________________________________________________________

Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Pepco Holdings, Inc. for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

May 9, 2005	D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
May 9, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

180 _____________________________________________________________________________

Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Potomac Electric Power Company for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

May 9, 2005	D. R. WRAASE Dennis R. Wraase Chairman of the Board and Chief Executive Officer
May 9, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

181 _____________________________________________________________________________

Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Delmarva Power & Light Company for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

May 9, 2005	T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
May 9, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

182 _____________________________________________________________________________

Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Atlantic City Electric Company for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

May 9, 2005	WILLIAM J. SIM William J. Sim President and Chief Executive Officer
May 9, 2005	JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

183 _____________________________________________________________________________

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2005

PEPCO HOLDINGS, INC. (PHI)
POTOMAC ELECTRIC POWER COMPANY (Pepco)
DELMARVA POWER & LIGHT COMPANY (DPL)
ATLANTIC CITY ELECTRIC COMPANY (ACE)
       (Registrants)

By       JOSEPH M. RIGBY
        Joseph M. Rigby
        Senior Vice President and
        Chief Financial Officer,
            PHI, Pepco and DPL
        Chief Financial Officer, ACE

184 _____________________________________________________________________________

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
3.2.1	DPL	Bylaws
3.2.2	ACE	Bylaws
10.1	PHI Pepco DPL ACE	Credit Agreement dated May 5, 2005.
12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	DPL	Statements Re: Computation of Ratios
12.4	ACE	Statements Re: Computation of Ratios
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

185 _____________________________________________________________________________