Form 10-Q
period 2006-03-31
ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; POTOMAC ELECTRIC POWER CO; PEPCO HOLDINGS INC
filed 2006-05-05
CIK 8192, 27879, 79732, 1135971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006
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
Continued

     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X . No    .

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer
Pepco Holdings	X
Pepco			X
DPL			X
ACE			X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Pepco Holdings	Yes	No X	Pepco	Yes	No X
DPL	Yes	No X	ACE	Yes	No X

     Pepco, DPL, and ACE meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at March 31, 2006
Pepco Holdings	190,366,905 ($.01 par value)
Pepco	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	8,546,017 ($3 par value) (b)
(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, a wholly owned subsidiary of Pepco Holdings.

     THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

GLOSSARY OF TERMS
Term	Definition
ABO	Accumulated benefit obligation
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
ACO	Administrative Consent Order
ADITC	Accumulated deferred investment tax credits
Ancillary services	Generally, electricity generation reserves and reliability services
APCA	Air Pollution Control Act
Asset Purchase and Sale Agreement	Asset Purchase and Sale Agreement, dated as of June 7, 2000 and subsequently amended, between Pepco and Mirant (formerly Southern Energy, Inc.) relating to the sale of Pepco's generation assets
Bankruptcy Court	Bankruptcy Court for the Northern District of Texas
Bankruptcy Emergence Date	January 3, 2006, the date Mirant emerged from bankruptcy
Bcf	Billion cubic feet
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
BPU Financing Orders	Bondable stranded costs rate orders issued by the NJBPU
CAA	Federal Clean Air Act
CBI	Conectiv Bethlehem, LLC
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CESI	Conectiv Energy Supply, Inc.
Circuit Court	U.S. Court of Appeals for the Fifth Circuit
Competitive Energy Business	Consists of the business operations of Conectiv Energy and Pepco Energy Services
Conectiv	A wholly owned subsidiary of PHI, which is a PUHCA 2005 holding company. Conectiv also is the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holding Company and its subsidiaries
CRMC	PHI's Corporate Risk Management Committee
CTs	Combustion turbines
DCPSC	District of Columbia Public Service Commission
District Court	U.S. District Court for the Northern District of Texas
District of Columbia OPC	Office of People's Counsel of the District of Columbia
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
DRP	PHI's Shareholder Dividend Reinvestment Plan
EDECA	New Jersey Electric Discount and Energy Competition Act
EDIT	Excess Deferred Income Taxes
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financing Order	Financing Order of the SEC under PUHCA 1935 dated June 30, 2005, with respect to PHI and its subsidiaries
FirstEnergy	FirstEnergy Corp., formerly Ohio Edison

Term	Definition
FirstEnergy PPA	PPAs between Pepco and FirstEnergy Corp. and Allegheny Energy, Inc.
First Motion to Reject	The motion Mirant filed with the Bankruptcy Court in August 2003 seeking authorization to reject the PPA-Related Obligations
GCR	Gas Cost Rate
GPC	Generation Procurement Credit
Gwh	Gigawatt hour
Heating Degree Days	Daily difference in degrees by which the mean (high and low divided by 2) dry bulb temperature is below a base of 65 degrees Fahrenheit.
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ITC	Investment Tax Credit
Kwh	Kilowatt hour
LEAC Liability	ACE's $59.3 million deferred energy cost liability existing as of July 31, 1999, related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs
March 2005 Orders

Orders entered in March 2005 by the District Court granting Pepco's motion to withdraw jurisdiction over rejection proceedings from the Bankruptcy Court and ordering Mirant to continue to perform the PPA-Related Obligations

Maryland OPC	Office of People's Counsel of Maryland
Mcf	One thousand cubic feet
MDE	Maryland Department of the Environment
Mirant	Mirant Corporation and its predecessors and its subsidiaries
Mirant Parties	Mirant Corporation and its affiliate Mirant Americas Energy Marketing, LP
Moody's	Moody's Investor Service
MPSC	Maryland Public Service Commission
MTC	Market transition charge
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
New Mirant Common Stock	Common stock of Mirant issued pursuant to the Reorganization Plan
Normalization provisions

Sections of the Internal Revenue Code and related regulations that dictate how excess deferred income taxes resulting from the corporate income tax rate reduction enacted by the Tax Reform Act of 1986 and accumulated deferred investment tax credits should be treated for ratemaking purposes

NOx	Nitrogen oxide
OCI	Other Comprehensive Income
Panda	Panda-Brandywine, L.P.
Panda PPA	PPA between Pepco and Panda
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
Pepco TPA Claim	Pepco's $105 million allowed, pre-petition general unsecured claim against Mirant
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort service (the supply of electricity by DPL before May 1, 2006 to retail customers in Delaware who have not elected to purchase electricity from a competitive supplier)

Term	Definition
Power Delivery	PHI's Power Delivery Business
PPA	Power Purchase Agreement
PPA-Related Obligations	Mirant's obligations to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA
Pre-Petition Claims	Unpaid obligations of Mirant to Pepco existing at the time of filing of Mirant's bankruptcy petition consisting primarily of payments due Pepco in respect of the PPA-Related obligations
PRP	Potentially responsible party
PSD	Prevention of Significant Deterioration
PUHCA 1935	Public Utility Holding Company of 1935, which was repealed effective February 8, 2006
PUHCA 2005	Public Utility Holding Company Act of 2005, which became effective February 8, 2006
Recoverable stranded costs	The portion of stranded costs that is recoverable from ratepayers as approved by regulatory authorities
Regulated electric revenues	Revenues for delivery (transmission and distribution) service and electricity supply service
Reorganization Plan	Mirant's Plan of Reorganization
RI/FS	Remedial Investigation/Feasibility Study
ROE	Return on common equity
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
Settlement Agreement	Amended Settlement Agreement and Release, dated as of October 24, 2003 between Pepco and the Mirant Parties
SMECO	Southern Maryland Electric Cooperative, Inc.
SMECO Agreement	Capacity purchase agreement between Pepco and SMECO
SO2	Sulfur dioxide
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

TPAs	Transition Power Agreements for Maryland and the District of Columbia between Pepco and Mirant
Transition Bonds	Transition bonds issued by ACE Funding
Treasury lock	A hedging transaction that allows a company to "lock-in" a specific interest rate corresponding to the rate of a designated Treasury bond for a determined period of time
VaR	Value at Risk
VRDB	Variable Rate Demand Bonds
VSCC	Virginia State Corporation Commission

THIS PAGE INTENTIONALLY LEFT BLANK.

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco*	DPL*	ACE
Consolidated Statements of Earnings	3	45	68	84
Consolidated Statements of Comprehensive Earnings	4	N/A	N/A	N/A
Consolidated Balance Sheets	5	46	69	85
Consolidated Statements of Cash Flows	7	48	71	87
Notes to Consolidated Financial Statements	8	49	72	88

* Pepco and DPL have no subsidiaries and therefore their financial statements are not consolidated.
1

THIS PAGE INTENTIONALLY LEFT BLANK.
2

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2006	(Restated) 2005
	(In millions, except earnings per share)

Operating Revenue
Power Delivery	$1,174.8	$1,098.4
Competitive Energy	756.7	679.2
Other	20.4	21.2
Total Operating Revenue	1,951.9	1,798.8

Operating Expenses
Fuel and purchased energy	1,227.8	1,088.3
Other services cost of sales	156.9	170.6
Other operation and maintenance	204.4	190.1
Depreciation and amortization	103.1	105.7
Other taxes	81.4	80.8
Deferred electric service costs	19.4	19.0
Impairment loss	6.3	-
Gain on sale of assets	(1.3)	(.4)
Total Operating Expenses	1,798.0	1,654.1

Operating Income	153.9	144.7

Other Income (Expenses)
Interest and dividend income	3.5	1.7
Interest expense	(81.6)	(83.4)
Income (loss) from equity investments	.7	(1.1)
Other income	20.9	15.7
Other expenses	(5.0)	(.7)
Total Other Expenses	(61.5)	(67.8)

Preferred Stock Dividend Requirements of Subsidiaries	.4	.6

Income Before Income Tax Expense and Extraordinary Item	92.0	76.3

Income Tax Expense	35.2	30.6

Income Before Extraordinary Item	56.8	45.7

Extraordinary Item (net of tax of $6.2 million)	-	9.0

Net Income	56.8	54.7

Retained Earnings at Beginning of Period	1,018.7	836.4

Dividends on Common Stock (Note 4)	(49.4)	(47.1)

Retained Earnings at End of Period	$1,026.1	$844.0

Basic and Diluted Share Information
Weighted average shares outstanding	189.9	188.4
Earnings per share of common stock
Before extraordinary item	$.29	$.24
Extraordinary item	-	.05
Total	$.29	$.29

The accompanying Notes are an integral part of these Consolidated Financial Statements.
3

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three Months Ended March 31,
	2006	(Restated) 2005
	(Millions of dollars)

Net income	$56.8	$54.7

Other comprehensive earnings (losses)

Unrealized (losses) gains on commodity derivatives designated as cash flow hedges:
Unrealized holding (losses) gains arising during period	(89.6)	34.7
Less: reclassification adjustment for gains included in net earnings	35.8	4.0
Net unrealized (losses) gains on commodity derivatives	(125.4)	30.7

Realized gains on Treasury lock transactions	2.9	2.9

Unrealized gains on interest rate swap agreements designated as cash flow hedges:
Unrealized holding gains arising during period	-	1.1
Less: reclassification adjustment for gains included in net earnings	-	.9
Net unrealized gains on interest rate swaps	-	.2

Other comprehensive (losses) earnings, before taxes	(122.5)	33.8

Income tax (benefit) expense	(48.9)	13.6

Other comprehensive (losses) earnings, net of income taxes	(73.6)	20.2

Comprehensive (losses) earnings	$(16.8)	$74.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.
4

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	March 31, 2006	December 31, 2005
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$50.8	$121.5
Restricted cash	22.4	23.0
Accounts receivable, less allowance for uncollectible accounts of $39.3 million and $40.6 million, respectively	1,145.9	1,363.1
Fuel, materials and supplies-at average cost	334.4	340.1
Unrealized gains - derivative contracts	136.0	185.7
Prepaid expenses and other	85.1	118.3
Total Current Assets	1,774.6	2,151.7

INVESTMENTS AND OTHER ASSETS
Goodwill	1,431.3	1,431.3
Regulatory assets	1,180.7	1,202.0
Investment in finance leases held in trust	1,316.7	1,297.9
Prepaid pension expense	203.9	208.9
Other	385.0	414.0
Total Investments and Other Assets	4,517.6	4,554.1

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,537.8	11,384.2
Accumulated depreciation	(4,143.2)	(4,072.2)
Net Property, Plant and Equipment	7,394.6	7,312.0

TOTAL ASSETS	$13,686.8	$14,017.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.
5

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2006	December 31, 2005
	(Millions of dollars, except shares)

CURRENT LIABILITIES
Short-term debt	$532.6	$156.4
Current maturities of long-term debt	295.3	469.5
Accounts payable and accrued liabilities	742.4	1,002.2
Capital lease obligations due within one year	5.2	5.3
Taxes accrued	142.5	322.9
Interest accrued	64.6	84.6
Other	452.4	358.4
Total Current Liabilities	2,235.0	2,399.3

DEFERRED CREDITS
Regulatory liabilities	656.5	594.1
Income taxes	1,888.7	1,935.0
Investment tax credits	49.8	51.0
Other postretirement benefit obligations	288.6	284.2
Other	267.4	284.9
Total Deferred Credits	3,151.0	3,149.2

LONG-TERM LIABILITIES
Long-term debt	4,116.9	4,202.9
Transition Bonds issued by ACE Funding	487.0	494.3
Long-term project funding	28.9	25.5
Capital lease obligations	116.5	116.6
Total Long-Term Liabilities	4,749.3	4,839.3

COMMITMENTS AND CONTINGENCIES (NOTE 4)

PREFERRED STOCK OF SUBSIDIARIES
Serial preferred stock	-	21.5
Redeemable serial preferred stock	24.4	24.4
Total Preferred Stock of Subsidiaries	24.4	45.9

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, 190,366,905 shares and 189,817,723 shares outstanding, respectively	1.9	1.9
Premium on stock and other capital contributions	2,595.5	2,586.3
Accumulated other comprehensive loss	(96.4)	(22.8)
Retained earnings	1,026.1	1,018.7
Total Shareholders' Equity	3,527.1	3,584.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,686.8	$14,017.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2006	(Restated) 2005
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$56.8	$54.7
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	-	(15.2)
Depreciation and amortization	103.1	105.7
Gain on sale of assets	(1.3)	(.4)
Gain on sale of other investment	(12.3)	(8.0)
Impairment loss	6.3	-
Rents received from leveraged leases under income earned	(18.7)	(18.6)
Deferred income taxes	31.6	(4.6)
Changes in:
Accounts receivable	293.5	(7.6)
Regulatory assets, net	26.0	42.4
Accounts payable and accrued liabilities	(281.1)	(49.6)
Interest and taxes accrued	(187.3)	36.2
Other changes in working capital	6.2	7.7
Net other operating	(40.4)	23.6
Net Cash (Used By) From Operating Activities	(17.6)	166.3

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(120.2)	(88.3)
Proceeds from sale of assets	2.3	.4
Proceeds from the sale of other investments	13.1	23.8
Net other investing activities	3.1	6.6
Net Cash Used By Investing Activities	(101.7)	(57.5)

FINANCING ACTIVITIES
Dividends paid on common stock	(49.4)	(47.1)
Dividends paid on preferred stock	(.4)	(.6)
Common stock issued for the Dividend Reinvestment Plan	7.4	7.0
Preferred stock redeemed	(21.5)	-
Issuances of long-term debt	108.6	-
Reacquisition of long-term debt	(372.1)	(20.5)
Issuances (repayments) of short-term debt, net	376.2	(35.1)
Net other financing activities	(.2)	1.0
Net Cash From (Used By) Financing Activities	48.6	(95.3)

Net (Decrease) Increase in Cash and Cash Equivalents	(70.7)	13.5
Cash and Cash Equivalents at Beginning of Period	121.5	29.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50.8	$43.0

NONCASH ACTIVITIES
Excess depreciation reserve transferred to regulatory liabilities	$-	$131.0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$162.7	$59.6

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

     PHI was incorporated in Delaware in February 2001, for the purpose of effecting the acquisition of Conectiv by Potomac Electric Power Company (Pepco). The acquisition was completed on August 1, 2002, at which time Pepco and Conectiv became wholly owned subsidiaries of PHI. Conectiv was formed in 1998 to be the holding company for Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE) in connection with a merger between DPL and ACE. As a result, DPL and ACE are wholly owned subsidiaries of Conectiv.

     On February 8, 2006, the Public Utility Holding Company Act of 1935 (PUHCA 1935) was repealed and the Public Utility Holding Company Act of 2005 (PUHCA 2005) went into effect. As a result, PHI has ceased to be regulated by the Securities and Exchange Commission (SEC) as a public utility holding company and is now subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC). As permitted under FERC regulations promulgated under PUHCA 2005, PHI has given notice to FERC that it will continue, until further notice, to operate pursuant to the authority granted in the financing order issued by the SEC under PUHCA 1935, which has an authorization period ending June 30, 2008, relating to the issuance of securities and guarantees, other financing transactions and the operation of the money pool.

     PHI Service Company, a subsidiary service company of PHI, provides a variety of support services, including legal, accounting, tax, financial reporting, treasury, purchasing and information technology services to Pepco Holdings and its operating subsidiaries. These services are provided pursuant to a service agreement among PHI, PHI Service Company, and the participating operating subsidiaries that was filed with, and approved by, the SEC under PUHCA 1935. The expenses of the service company are charged to PHI and the participating operating subsidiaries in accordance with costing methodologies set forth in the service agreement. PHI is continuing to operate under the service agreement.

The following is a description of each of PHI's two principal business operations.
Power Delivery

     The largest component of PHI's business is power delivery, which consists of the transmission and distribution of electricity and the distribution of natural gas. PHI's Power Delivery business is conducted by its three regulated utility subsidiaries: Pepco, DPL and ACE. Each subsidiary is a regulated public utility in the jurisdictions that comprise its service territory. Together the three companies constitute a single segment for financial reporting purposes. Each company is responsible for the delivery of electricity and, in the case of DPL, natural gas in its service territory, for which it is paid tariff rates established by the local public service commission. Each company also supplies electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive energy supplier. The regulatory term for this supply service varies by jurisdiction as follows:

Delaware	Provider of Last Resort service (POLR) -- before May 1, 2006 Standard Offer Service (SOS) -- on and after May 1, 2006
District of Columbia	SOS
Maryland	SOS
New Jersey	Basic Generation Service (BGS)
Virginia	Default Service
PHI and its subsidiaries refer to this supply service in each of the jurisdictions generally as Default Electricity Supply.
The rates each company is permitted to charge for the wholesale transmission of electricity are regulated by FERC.
The profitability of the Power Delivery business depends on its ability to recover costs and earn a reasonable return on its capital investments through the rates it is permitted to charge.
Competitive Energy

     The Competitive Energy business provides competitive generation, marketing and supply of electricity and gas, and related energy management services, primarily in the mid-Atlantic region. PHI's Competitive Energy operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services). Conectiv Energy and Pepco Energy Services are separate operating segments for financial reporting purposes.

Other Business Operations

     Through its subsidiary, Potomac Capital Investment Corporation (PCI), PHI maintains a portfolio of cross-border energy sale-leaseback transactions, with a book value at March 31, 2006 of approximately $1.3 billion. This activity constitutes a fourth operating segment, which is designated as "Other Non-Regulated" for financial reporting purposes.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco Holdings' unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in PHI's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of PHI's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco Holdings' financial condition as of March 31, 2006, in accordance with GAAP. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three months ended March 31, 2006 may not be indicative of PHI's results that will be realized for the full year ending December 31, 2006, since its Power Delivery subsidiaries' sales and delivery of electric energy are seasonal.

Consolidation of Variable Interest Entities -- FIN 46R

     Subsidiaries of Pepco Holdings have power purchase agreements (PPAs) with a number of entities, including three ACE Non-Utility Generation contracts (ACE NUGs) and an agreement of Pepco (Panda PPA) with Panda-Brandywine, L.P. (Panda). Due to a variable element in the pricing structure of the ACE NUGs and the Panda PPA, the Pepco Holdings' subsidiaries potentially assume the variability in the operations of the plants related to these PPAs and therefore have a variable interest in the counterparties to these PPAs. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (revised December 2003), entitled "Consolidation of Variable Interest Entities," Pepco Holdings continued, during the first quarter of 2006, to conduct exhaustive efforts to obtain information from these four entities, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these four entities were variable interest entities or if Pepco Holdings' subsidiaries were the primary beneficiary. As a result, Pepco Holdings has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Net purchase activities with the counterparties to the ACE NUGs and the Panda PPA for the three months ended March 31, 2006 and 2005 were approximately $103 million and $100 million, respectively, of which approximately $93 million and $91 million, respectively, related to power purchases under the ACE NUGs and the Panda PPA. Pepco Holdings' exposure to loss under the agreement with Panda entered into in 1991, pursuant to which Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021, is discussed in Note (4), Commitments and Contingencies, under "Relationship with Mirant Corporation." Pepco Holdings does not have loss exposure under the ACE NUGs because cost recovery will be achieved from ACE's customers through regulated rates.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended March 31, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$ 10.2	$ 9.4	$ 2.5	$ 2.1
Interest cost	24.2	24.3	9.0	8.4
Expected return on plan assets	(32.5)	(30.7)	(3.1)	(2.5)
Amortization of prior service cost	.2	.3	(.9)	(1.0)
Amortization of net loss	3.9	2.5	3.0	2.5
Net periodic benefit cost	$ 6.0	$ 5.8	$10.5	$9.5
10
Pension

     The pension net periodic benefit cost for the three months ended March 31, 2006, of $6.0 million includes $3.0 million for Pepco, $2.3 million for ACE, and $(1.8) million for DPL. The pension net periodic benefit cost for the three months ended March 31, 2005, of $5.8 million includes $2.6 million for Pepco, $2.1 million for ACE, and $(1.3) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2005 and 2004 PHI made discretionary tax-deductible cash contributions to the plan of $60 million and $10 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. During the quarter ended March 31, 2006, no contributions were made. The potential discretionary funding of the pension plan in 2006 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

    The other postretirement net periodic benefit cost for the three months ended March 31, 2006, of $10.5 million includes $4.8 million for Pepco, $2.3 million for ACE, and $1.6 million for DPL. The other postretirement net periodic benefit cost for the three months ended March 31, 2005, of $9.5 million includes $3.1 million for Pepco, $2.3 million for ACE, and $2.5 million for DPL. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.

Stock-Based Compensation

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) which provides implementation guidance on the interaction between FASB Statement No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), and certain SEC rules and regulations, as well as guidance on the valuation of share-based payment arrangements for public companies.

     Pepco Holdings adopted and implemented SFAS 123R on January 1, 2006 using the modified prospective method. Under this method, Pepco Holdings began to recognize compensation expense for any stock option awards, modifications or cancellations after the effective date, based on the excess of the projected exercise date value (the option value) over the exercise price, and reduced for the percentage of total estimated forfeitures. Compensation expense is recognized over the service period (vesting period) for the options. A deferred tax asset and deferred tax benefit are also recognized concurrently with compensation expense for the tax effect of the deduction of stock options, which are deductible only upon exercise. In applying the modified prospective transition method, Pepco Holdings has not restated prior interim and annual financial results and therefore these prior periods do not reflect the revised recognition of share-based compensation cost as required by SFAS 123R.

     Prior to the adoption of SFAS 123R, Pepco Holdings accounted for its share-based employee compensation under the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations" (APB No. 25). Under this method no compensation expense was recognized for options granted with an exercise price equal to the grant-date market price of the stock, which is the case for Pepco Holdings options.

     The issuance of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1995 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," permitted continued application of APB No. 25, but required tabular presentation of the pro-forma stock-based employee compensation cost, net income, and basic and diluted earnings per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all options. This information for the three months ended March 31, 2005, is as follows (in millions, except per share data):

Net Income (Restated)	$54.7
Add: Total stock-based employee compensation expense included in net income as reported (net of related tax effect of $.4 million)	.6
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards (net of related tax effect of $.4 million)	(.7)
Pro forma net income	$54.6

Basic earnings per share as reported	$.29
Pro forma basic earnings per share	$.29
Diluted earnings per share as reported	$.29
Pro forma diluted earnings per share	$.29

     Pepco Holdings estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model. This model uses assumptions related to expected option term, expected volatility, expected dividend yield and risk-free interest rate. Pepco Holdings uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

There were no options granted in 2004, 2005, or the first quarter of 2006.

     No modifications were made to outstanding share options prior to the adoption of SFAS 123R, and no change in valuation methodology or assumptions in estimating the fair value of share options have occurred with this Statement's adoption.

     There were no cumulative adjustments recorded in the financial statements as a result of this new pronouncement; the percentage of forfeitures of outstanding options issued prior to SFAS 123R's adoption is estimated to be zero.

     There are 1,500 share option awards that were partially vested as of January 1, 2006. The awards are scheduled to vest on May 1, 2006; total compensation cost to be recorded in 2006 related to these partially vested awards is immaterial.

     Cash received from options exercised under all share-based payment arrangements for the quarter ended March 31, 2006 and the years ended December 31, 2005 and 2004, was $1.4 million, $3.7 million, and $.8 million, respectively. The actual tax benefit realized for the tax deductions from options exercised of the share-based payment arrangements totaled $.1 million, $.3 million, and zero, respectively, for the quarter ended March 31, 2006 and the years ended December 31, 2005 and 2004.

Pepco Holdings' policy for issuing shares upon exercise is to issue new shares to satisfy share option exercises.
Calculations of Earnings Per Share of Common Stock
Reconciliations of the numerator and denominator for basic and diluted earnings per share of common stock calculations are shown below.
	For the Three Months Ended March 31,
	2006	2005
	(In millions, except per share data)
Income (Numerator):
Net Income (2005 Restated)	$56.8	$54.7
Add: Loss on redemption of subsidiary's preferred stock	(.8)	-
Earnings Applicable to Common Stock	$56.0	$54.7

Shares (Denominator) (a):
Weighted average shares outstanding for computation of basic earnings per share of common stock (b)	189.8	188.3
Weighted average shares outstanding for diluted computation:
Average shares outstanding	189.9	188.4
Adjustment to shares outstanding	.4	.2
Weighted average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	190.3	188.6

Basic earnings per share of common stock	$.29	$.29
Diluted earnings per share of common stock	$.29	$.29

(a)

Options to purchase shares of common stock that were excluded from the calculation of diluted EPS as they are considered to be anti-dilutive were approximately .6 million and 1.4 million for the three months ended March 31, 2006 and 2005, respectively.

(b)	Reflects adjustment for effect of net issued and unvested restricted stock.
Impairment Loss
Pepco Holdings recorded a pre-tax impairment loss of $6.3 million ($4.1 million, after-tax) on certain energy services business assets owned by Pepco Energy Services.
13
Sale of Interest in Cogeneration Joint Venture

     During the first quarter of 2006, Conectiv Energy recognized a $12.3 million pre-tax gain ($7.9 million, after-tax) on the sale of its equity interest in a joint venture which owns a woodburning cogeneration facility in California. The pre-tax gain is included in the line item entitled "Other Income" in the accompanying consolidated statements of earnings.

Effective Tax Rate

     PHI's effective tax rate for the three months ended March 31, 2006 was 38% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory tax rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit, adjustment to accumulated deferred tax balances and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits, certain removal costs and tax benefits related to certain leveraged leases.

     PHI's effective tax rate before extraordinary item for the three months ended March 31, 2005 was 40% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory tax rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit, and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and tax benefits related to certain leveraged leases.

Debt
In January 2006, ACE retired at maturity $65 million of medium-term notes with a weighted average interest rate of 6.19%.

     In January 2006, ACE Funding made principal payments of $5.1 million on Series 2002-1 Bonds, Class A-1 and $2.0 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.

     In March 2006, ACE issued, through a private placement, $105 million of 5.80% Senior Notes due 2036. The proceeds were used to repay short-term debt incurred earlier in the quarter to repay medium-term notes at maturity.

In February 2006, PHI retired at maturity $300 million of 3.75% unsecured notes with proceeds from the issuance of commercial paper.
On March 1, Pepco redeemed all outstanding shares of its Serial Preferred Stock of each series, at 102% of par, for an aggregate redemption amount of $21.9 million.
New Accounting Standards
Accounting for Life Settlement Contracts by Third-Party Investors -- FSP FTB 85-4-1

     In March 2006, the FASB issued FASB Staff Position (FSP) FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. The FSP also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of

Life Insurance," and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ended December 31, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

Accounting for Purchases and Sales of Inventory with the Same Counterparty -- EITF 04-13

     In September 2005, the FASB ratified EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006 (April 1, 2006 for Pepco Holdings). EITF 04-13 would not affect Pepco Holdings' net income, overall financial condition, or cash flows, but rather could result in certain revenues and costs, including wholesale revenues and purchased power expenses, being presented on a net basis. Pepco Holdings is in the process of evaluating the impact of EITF 04-13 on its Consolidated Statements of Earnings presentation of purchases and sales.

Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 -- SFAS No. 155

     In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" (SFAS No. 155). This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Pepco Holdings is in the process of evaluating the impact of SFAS No. 155 but does not anticipate that its implementation will have a material impact on its overall financial condition, results of operations, or cash flows.

Accounting for Servicing of Financial Assets -- SFAS No. 156

     In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets" (SFAS 156), an amendment of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability upon undertaking an obligation to service a financial asset via certain servicing contracts, and for all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Subsequent measurement is permitted using either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. The statement is effective as of the beginning of an entity's first fiscal year that begins after

September 15, 2006. Application is to be applied prospectively to all transactions following adoption of the statement. Pepco Holdings is in the process of evaluating the impact of the Statement and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

(3) SEGMENT INFORMATION

     Based on the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified its operating segments at March 31, 2006 as Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished for PHI's consolidated results through the "Corporate and Other" column. Segment financial information for the three months ended March 31, 2006 and 2005, is as follows.

	Three Months Ended March 31, 2006 (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Cons.
Operating Revenue	$1,174.8	$551.3 (b)	$369.7	$20.9	$(164.8)	$1,951.9
Operating Expense (c)	1,070.9 (b)	528.1	360.4 (e)	1.6	(163.0)	1,798.0
Operating Income	103.9	23.2	9.3	19.3	(1.8)	153.9
Interest Income	2.3	8.6	.4	34.8	(42.6)	3.5
Interest Expense	43.4	15.1	.8	42.8	(20.5)	81.6
Other Income	2.5	12.0 (d)	.2	1.3	.6	16.6
Preferred Stock Dividends	1.3	-	-	.6	(1.5)	.4
Income Taxes	26.4	11.6	3.6	2.4	(8.8)	35.2
Net Income (loss)	37.6	17.1	5.5	9.6	(13.0)	56.8
Total Assets	8,590.6	1,994.7	511.1	1,457.6	1,132.8	13,686.8
Construction Expenditures	112.9	2.4	2.7	-	2.2	120.2

Note:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $122.7 million for the three months ended March 31, 2006.
(c)

Includes depreciation and amortization of $103.1 million, consisting of $90.0 million for Power Delivery, $9.1 million for Conectiv Energy, $2.9 million for Pepco Energy Services, and $1.1 million for Corp. & Other.

(d)	Includes $12.3 million gain ($7.9 million after tax) related to the gain on disposition of an interest in a cogeneration joint venture.
(e)	Includes $6.3 million impairment loss ($4.1 million after tax) on certain energy services business assets.
16

	Three Months Ended March 31, 2005 (As Restated) (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Cons.
Operating Revenue	$1,098.4	$ 509.4 (b)	$352.9	$ 21.1	$(183.0)	$ 1,798.8
Operating Expense (c)	989.9 (b)	495.0	348.5	1.0	(180.3)	1,654.1
Operating Income	108.5	14.4	4.4	20.1	(2.7)	144.7
Interest Income	1.0	7.1	.4	21.4	(28.2)	1.7
Interest Expense	42.2	13.9	.9	30.6	(4.2)	83.4
Other Income	4.1	.7	.5	6.5	2.1	13.9
Preferred Stock Dividends	.6	-	-	.6	(.6)	.6
Income Taxes	29.8	3.8	1.8	4.2	(9.0)	30.6
Extraordinary Item (net of income tax of $6.2 million)	9.0 (d)	-	-	-	-	9.0
Net Income (loss)	50.0	4.5	2.6	12.6	(15.0)	54.7
Total Assets	8,523.5	1,926.1	514.1	1,405.1	1,106.5	13,475.3
Construction Expenditures	85.0	1.6	.9	-	.8	88.3

Note:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $121.9 million for the three months ended March 31, 2005.
(c)

Includes depreciation and amortization of $105.7 million, consisting of $88.7 million for Power Delivery, $11.3 million for Conectiv Energy, $3.5 million for Pepco Energy Services, and $2.2 million for Corp. & Other.

(d)

Relates to ACE's electric distribution rate case settlement that was accounted for in the first quarter of 2005. This resulted in ACE's reversal of $9.0 million in after tax accruals related to certain deferred costs that are now deemed recoverable. This amount is classified as extraordinary since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant Corporation and certain of its subsidiaries. In July 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). On December 9, 2005, the Bankruptcy Court approved Mirant's Plan of Reorganization (the Reorganization Plan)

and the Mirant business emerged from bankruptcy on January 3, 2006 (the Bankruptcy Emergence Date), as a new corporation of the same name (together with its predecessors, Mirant). However, the Reorganization Plan left unresolved several outstanding matters between Pepco and Mirant relating to the Mirant bankruptcy, and the litigation between Pepco and Mirant over these matters is ongoing.

     Depending on the outcome of ongoing litigation, the Mirant bankruptcy could have a material adverse effect on the results of operations and cash flows of Pepco Holdings and Pepco. However, management believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy any additional cash requirements that may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the consequences of the Mirant bankruptcy will impair the ability of either Pepco Holdings or Pepco to fulfill its contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     As part of the Asset Purchase and Sale Agreement, Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under the TPAs, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill Pepco's SOS obligations during the rate cap periods in each jurisdiction immediately following deregulation, which in Maryland extended through June 2004 and in the District of Columbia extended until January 22, 2005.

     To avoid the potential rejection of the TPAs by Mirant in the bankruptcy proceeding, Pepco and Mirant in October 2003 entered into an Amended Settlement Agreement and Release (the Settlement Agreement) pursuant to which the terms of the TPAs were modified to increase the purchase price of the capacity and energy supplied by Mirant. In exchange, the Settlement Agreement provided Pepco with an allowed, pre-petition general unsecured claim against Mirant Corporation in the amount of $105 million (the Pepco TPA Claim).

     On December 22, 2005, Pepco completed the sale of the Pepco TPA Claim, plus the right to receive accrued interest thereon, to Deutsche Bank for a cash payment of $112.4 million. Additionally, Pepco received $.5 million in proceeds from Mirant in settlement of an asbestos claim against the Mirant bankruptcy estate. In the fourth quarter of 2005, Pepco Holdings and Pepco recognized a total gain of $70.5 million (pre-tax) related to the settlement of these claims. Based on the regulatory settlements entered into in connection with deregulation in Maryland and the District of Columbia, Pepco is obligated to share with its customers the profits it realizes from the provision of SOS during the rate cap periods. The proceeds of the sale of the Pepco TPA Claim are included in the calculations of the amounts required to be shared with customers in both jurisdictions. Based on the applicable sharing formulas in the respective jurisdictions, Pepco anticipates that customers will receive (through billing credits) approximately $42.3 million of the proceeds. See "Rate Proceedings -- District of Columbia and Maryland" below.

18
Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco was obligated to purchase 450 megawatts of capacity and energy from FirstEnergy annually through December 2005 (the FirstEnergy PPA). Under the Panda PPA, entered into in 1991, Pepco is obligated to purchase 230 megawatts of capacity and energy from Panda annually through 2021. At the time of the sale of Pepco's generation assets to Mirant, the purchase price of the energy and capacity under the PPAs was, and since that time has continued to be, substantially in excess of the market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant (i) was obligated, through December 2005, to purchase from Pepco the capacity and energy that Pepco was obligated to purchase under the FirstEnergy PPA at a price equal to Pepco's purchase price from FirstEnergy, and (ii) is obligated through 2021 to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA at a price equal to Pepco's purchase price from Panda (the PPA-Related Obligations). In accordance with the March 2005 Orders (as defined below), Mirant currently is making these required payments in respect of the Panda PPA.

Pepco Pre-Petition Claims

     At the time the Reorganization Plan was approved by the Bankruptcy Court, Pepco had pending pre-petition claims against Mirant totaling approximately $28.5 million (the Pre-Petition Claims), consisting of (i) approximately $26 million in payments due to Pepco in respect of the PPA-Related Obligations and (ii) approximately $2.5 million that Pepco has paid to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant and prior to Mirant's bankruptcy filing, for which Pepco believes Mirant is obligated to reimburse it under the terms of the Asset Purchase and Sale Agreement. In the bankruptcy proceeding, Mirant filed an objection to the Pre-Petition Claims, but subsequently withdrew its objection to $15 million of the Pre-Petition Claims. The Pre-Petition Claims were not resolved in the Reorganization Plan and are the subject of ongoing litigation between Pepco and Mirant. To the extent Pepco is successful in its efforts to recover the Pre-Petition Claims, it would receive under the terms of the Reorganization Plan a number of shares of common stock of the new corporation created pursuant to the Reorganization Plan (the New Mirant Common Stock) equal to (i) the amount of the allowed claim (ii) divided by the market price of the New Mirant Common Stock on the Bankruptcy Emergence Date. Because the number of shares is based on the market price of the New Mirant Common Stock on the Bankruptcy Emergence Date, Pepco would receive the benefit, and bear the risk, of any change in the market price of the stock between the Bankruptcy Emergence Date and the date the stock is issued to Pepco.

     As of March 31, 2006, Pepco maintained a receivable in the amount of $28.5 million, representing the Pre-Petition Claims, which was offset by a reserve of $9.6 million to reflect the uncertainty as to whether the entire amount of the Pre-Petition Claims is recoverable.

Mirant's Efforts to Reject the PPA-Related Obligations and Disgorgement Claims

     In August 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject the PPA-Related Obligations (the First Motion to Reject). Upon motions filed with the U.S. District Court for the Northern District of Texas (the District Court) by Pepco and FERC,

the District Court in October 2003 withdrew jurisdiction over this matter from the Bankruptcy Court. In December 2003, the District Court denied the First Motion to Reject on jurisdictional grounds. Mirant appealed the District Court's decision to the U.S. Court of Appeals for the Fifth Circuit (the Court of Appeals). In August 2004, the Court of Appeals remanded the case to the District Court holding that the District Court had jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions.

     In December 2004, the District Court issued an order again denying the First Motion to Reject. The District Court found that the PPA-Related Obligations are not severable from the Asset Purchase and Sale Agreement and that the Asset Purchase and Sale Agreement cannot be rejected in part, as Mirant was seeking to do. Mirant has appealed the District Court's order to the Court of Appeals.

     In January 2005, Mirant filed in the Bankruptcy Court a motion seeking to reject certain of its ongoing obligations under the Asset Purchase and Sale Agreement, including the PPA-Related Obligations (the Second Motion to Reject). In March 2005, the District Court entered orders granting Pepco's motion to withdraw jurisdiction over these rejection proceedings from the Bankruptcy Court and ordering Mirant to continue to perform the PPA-Related Obligations (the March 2005 Orders). Mirant has appealed the March 2005 Orders to the Court of Appeals.

     In March 2005, Pepco, FERC, the Office of People's Counsel of the District of Columbia (the District of Columbia OPC), the Maryland Public Service Commission (MPSC) and the Office of People's Counsel of Maryland (Maryland OPC) filed in the District Court oppositions to the Second Motion to Reject. In August 2005, the District Court issued an order informally staying this matter, pending a decision by the Court of Appeals on the March 2005 Orders.

     On February 9, 2006, oral arguments on Mirant's appeals of the District Court's order relating to the First Motion to Reject and the March 2005 Orders were held before the Court of Appeals; an opinion has not yet been issued.

     On December 1, 2005, Mirant filed with the Bankruptcy Court a motion seeking to reject the executory parts of the Asset Purchase and Sale Agreement and its obligations under all other related agreements with Pepco, with the exception of Mirant's obligations relating to operation of the electric generating stations owned by Pepco Energy Services (the Third Motion to Reject). The Third Motion to Reject also seeks disgorgement of payments made by Mirant to Pepco in respect of the PPA-Related Obligations after filing of its bankruptcy petition in July 2003 to the extent the payments exceed the market value of the capacity and energy purchased. On December 21, 2005, Pepco filed an opposition to the Third Motion to Reject in the Bankruptcy Court.

     In addition, on December 1, 2005, Mirant, in an attempt to "recharacterize" the PPA-Related Obligations, filed a complaint with the Bankruptcy Court seeking (i) a declaratory judgment that the payments due under the PPA-Related Obligations to Pepco are pre-petition debt obligations; and (ii) an order entitling Mirant to recover all payments that it made to Pepco on account of these pre-petition obligations after the petition date to the extent permitted under bankruptcy law (i.e., disgorgement).

     On December 15, 2005, Pepco filed a motion with the District Court to withdraw jurisdiction over both of the December 1 filings from the Bankruptcy Court. The motion to withdraw and Mirant's underlying complaint have both been stayed pending a decision of the Court of Appeals in the appeals described above.

     Each of the theories advanced by Mirant to recover funds paid to Pepco relating to the PPA-Related Obligations as a practical matter seeks reimbursement for the above-market cost of the capacity and energy purchased from Pepco over a period beginning, at the earliest, on the date on which Mirant filed its bankruptcy petition and ending on the date of rejection or the date through which disgorgement is approved. Under these theories, Pepco's financial exposure is the amount paid by Mirant to Pepco in respect of the PPA-Related Obligations during the relevant period, less the amount realized by Mirant from the resale of the purchased energy and capacity. On this basis, Pepco estimates that if Mirant ultimately is successful in rejecting the PPA-Related Obligations or on its alternative claims to recover payments made to Pepco related to the PPA-Related Obligations, Pepco's maximum reimbursement obligation would be approximately $274.3 million as of May 1, 2006.

     If Mirant ultimately were successful in its effort to reject its obligations relating to the Panda PPA, Pepco also would lose the benefit on a going-forward basis of the offsetting transaction that negates the financial risk to Pepco of the Panda PPA. Accordingly, if Pepco were required to purchase capacity and energy from Panda commencing as of May 1, 2006, at the rates provided in the Panda PPA (with an average price per kilowatt hour of approximately 18.4 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 11.0 cents per kilowatt hour, Pepco estimates that it would incur losses of approximately $31 million for the remainder of 2006, approximately $29 million in 2007, approximately $32 million in 2008 and approximately $27 million to $47 million annually thereafter through the 2021 contract termination date. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation.

     Pepco is continuing to exercise all available legal remedies to vigorously oppose Mirant's efforts to reject or recharacterize the PPA-Related Obligations under the Asset Purchase and Sale Agreement in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose these efforts by Mirant, the ultimate legal outcome is uncertain. However, if Pepco is required to repay to Mirant any amounts received from Mirant in respect of the PPA-Related Obligations, Pepco believes it will be entitled to file a claim against the Mirant bankruptcy estate in an amount equal to the amount repaid. Likewise, if Mirant is successful in its efforts to reject its future obligations relating to the Panda PPA, Pepco will have a claim against Mirant in an amount corresponding to the increased costs that it would incur. In either case, Pepco anticipates that Mirant will contest the claim. To the extent Pepco is successful in its efforts to recover on these claims, it would receive, as in the case of the Pre-Petition Claims, a number of shares of New Mirant Common Stock that is calculated using the market price of the New Mirant Common Stock on the Bankruptcy Emergence Date and accordingly would receive the benefit, and bear the risk, of any change in the market price of the stock between the Bankruptcy Emergence Date and the date the stock is issued to Pepco.

21
Regulatory Recovery of Mirant Bankruptcy Losses

     If Mirant were ultimately successful in rejecting the PPA-Related Obligations or on its alternative claims to recover payments made to Pepco related to the PPA-Related Obligations and Pepco's corresponding claims against the Mirant bankruptcy estate are not recovered in full, Pepco would seek authority from the MPSC and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery from customers as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

Pepco's Notice of Administrative Claims

     On January 24, 2006, Pepco filed Notice of Administrative Claims in the Bankruptcy Court seeking to recover: (i) costs in excess of $70 million associated with the transmission upgrades necessitated by shut-down of the Potomac River Power Station; and (ii) costs in excess of $8 million due to Mirant's unjustified post-petition delay in executing the certificates needed to permit Pepco to refinance certain tax exempt pollution control bonds. Mirant is expected to oppose both of these claims, which must be approved by the Bankruptcy Court. There is no assurance that Pepco will be able to recover the amounts claimed.

Mirant's Fraudulent Transfer Claim

     In July 2005, Mirant filed a complaint in the Bankruptcy Court against Pepco alleging that Mirant's $2.65 billion purchase of Pepco's generating assets in June 2000 constituted a fraudulent transfer for which it seeks compensatory and punitive damages. Mirant alleges in the complaint that the value of Pepco's generation assets was "not fair consideration or fair or reasonably equivalent value for the consideration paid to Pepco" and that the purchase of the assets rendered Mirant insolvent, or, alternatively, that Pepco and Southern Energy, Inc. (as predecessor to Mirant) intended that Mirant would incur debts beyond its ability to pay them.

     Pepco believes this claim has no merit and is vigorously contesting the claim, which has been withdrawn to the District Court. On December 5, 2005, the District Court entered a stay pending a decision of the Court of Appeals in the appeals described above.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating facility (the SMECO Agreement). The SMECO Agreement expires in 2015 and contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO

22
Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

     On March 15, 2004, Mirant filed a complaint with the Bankruptcy Court seeking a declaratory judgment that the SMECO Agreement is an unexpired lease of non-residential real property rather than an executory contract. On November 22, 2005, the Bankruptcy Court issued an order granting summary judgment in favor of Mirant. On the basis of this ruling, if Mirant were to successfully reject the SMECO Agreement, any claim by SMECO (or by Pepco as subrogee) for damages arising from a the rejection would be limited to the greater of (i) the amount of future rental payments due over one year, or (ii) 15% of the future rental payments due over the remaining term of the lease, not to exceed three years.

     On December 1, 2005, Mirant filed both a motion with the Bankruptcy Court seeking to reject the SMECO Agreement and a complaint against Pepco and SMECO seeking to recover payments made to SMECO after the entry of the Bankruptcy Court's November 22, 2005 order holding that the SMECO Agreement is a lease of real property. On December 15, 2005, Pepco filed a motion with the District Court to withdraw jurisdiction of this matter from the Bankruptcy Court. The motion to withdraw and Mirant's underlying motion and complaint have been stayed pending a decision of the Court of Appeals in the appeals described above.

     If the SMECO Agreement is successfully rejected by Mirant, Pepco will become responsible for the performance of the SMECO Agreement. In addition, if the SMECO Agreement is ultimately determined to be an unexpired lease of nonresidential real property, Pepco's claim for recovery against the Mirant bankruptcy estate would be limited as described above. Pepco estimates that its rejection claim, assuming the SMECO Agreement is determined to be an unexpired lease of nonresidential real property, would be approximately $8 million, and that the amount it would be obligated to pay over the remaining nine years of the SMECO Agreement is approximately $44.3 million. While that amount would be offset by the sale of capacity, under current projections, the market value of the capacity is de minimis.

Rate Proceedings
Delaware

     On October 3, 2005, DPL submitted its 2005 Gas Cost Rate (GCR) filing to the DPSC, which permits DPL to recover gas procurement costs through customer rates. In its filing, DPL seeks to increase its GCR by approximately 38% in anticipation of increasing natural gas commodity costs. The proposed rate became effective November 1, 2005, subject to refund pending final DPSC approval after evidentiary hearings. A public input hearing was held on January 19, 2006. On February 20, 2006, DPSC staff and the Division of the Public Advocate filed testimony recommending approval of the GCR as filed. DPSC staff, the Division of the Public Advocate and DPL entered into a written settlement agreement on April 25, 2006, that the GCR should be approved as filed. An evidentiary hearing was held on April 27, 2006, during which all parties offered testimony in support of the settlement.

     On September 1, 2005, DPL filed with the DPSC an application for an increase in its distribution base rates. The application is consistent with a provision in the 2002 settlement agreement, which was approved by the DPSC relating to the acquisition of Conectiv by Pepco, requiring DPL to file a base rate case by September 1, 2005 and permitting DPL to apply for an

23

increase in rates to be effective no earlier than May 1, 2006. In the application, DPL sought approval of an annual increase of approximately $5.1 million in its electric rates, with an increase of approximately $1.6 million to its electric distribution base rates and the recovery of approximately $3.5 million (which amount was raised to $4.9 million as a result of subsequent filings in the case) in costs to be assigned to the supply component of rates collected as part of SOS. The full proposed revenue increase amounted to approximately .9% of total annual electric utility revenues, while the proposed net increase to distribution rates amounted to .2% of total annual electric utility revenues. DPL's distribution revenue requirement in the application was based on a proposed return on common equity (ROE) of 11%.

     On April 11, 2006, the DPSC adopted a delayed implementation date suggested by DPL, which provides that any amounts deferred between the May 1 effective date of the rate change and the July 1 billing date will be recovered from or returned to customers over the ensuing 10-month period.

     On April 25, 2006, the DPSC issued an order approving a decrease in distribution rates of $11.1 million and a 10% ROE. The order also modifies plant depreciation rates and adopts other miscellaneous tariff modifications. In addition, as requested by DPL, the order assigns $4.9 million in annual costs to the supply component of rates to be collected as part of SOS. The elements of the order, taken together, will have the effect of reducing net after-tax earnings and cash flow by approximately $1.6 million and $3.5 million, respectively.

District of Columbia and Maryland

     On February 27, 2006, Pepco filed an update to the District of Columbia Generation Procurement Credit (GPC) for the periods February 8, 2002 through February 7, 2004 and February 8, 2004 through February 7, 2005; and on February 24, 2006, Pepco filed an update to its Maryland GPC for the period July 1, 2003 through June 30, 2004. The GPC provides for sharing of the profit from SOS sales. The updates to the GPC in both the District of Columbia and Maryland take into account the proceeds from the sale of the Pepco TPA Claim for $112.4 million in December 2005. The filings also incorporate true-ups to previous disbursements in the GPC for both states. In the filings, Pepco requests that $24.3 million be credited to District of Columbia customers and $17.7 million be credited to Maryland customers during the twelve-month-period beginning April 2006. The MPSC approved the updated Maryland GPC on March 29, 2006. The District of Columbia OPC submitted comments concerning Pepco's District of Columbia GPC filing, in which it stated that it did not oppose the proposed GPC update, but that it reserved the right to file supplemental comments after receiving responses to data requests it sent to Pepco. Pepco is in the process of preparing the responses.

Federal Energy Regulatory Commission

     On January 31, 2005, Pepco, DPL, and ACE filed an application with FERC seeking to reset their rates for network transmission service using a formula methodology. The companies also sought a 12.4% return on common equity and a 50-basis-point return on equity adder that FERC had made available to transmission utilities who had joined Regional Transmission Organizations and thus turned over control of their assets to an independent entity. FERC issued an order on May 31, 2005, approving the rates to go into effect June 1, 2005, subject to refund, hearings, and further orders. The new rates reflected a decrease of 7.7% in Pepco's transmission rate, and increases of 6.5% and 3.3% in DPL's and ACE's transmission rates, respectively.

     On March 20, 2006, Pepco, DPL and ACE submitted an offer of settlement of all issues in the rate proceeding, which was supported by all of the active parties in the proceeding. On April 6, 2006, the presiding administrative law judge certified the uncontested offer of settlement to FERC and FERC approved the settlement on April 19, 2006, without condition or modification. The approved settlement affirms the formula rate method for Pepco, DPL and ACE and sets the ROE at 10.8% on existing facilities and at 11.3% on transmission facilities placed in service on or after January 1, 2006. The settlement also provides for a three-year moratorium, starting June 1, 2005, on requests by all parties to change the base non-incentive ROEs. A moratorium on requesting changes in the formula itself is in effect through May 2009, with a moratorium on the annual review protocols through May 2010. In lieu of refunds, the formula's reconciliation to actual costs for the current rate year, to be applied in the upcoming rate year, will reflect the settlement ROEs and other formula clarifications retrospectively.

Restructuring Deferral

     Pursuant to orders issued by the New Jersey Board of Public Utilities (NJBPU) under New Jersey Electric Discount and Energy Competition Act (EDECA), beginning August 1, 1999, ACE was obligated to provide BGS to retail electricity customers in its service territory who did not choose a competitive energy supplier. For the period August 1, 1999 through July 31, 2003, ACE's aggregate costs that it was allowed to recover from customers exceeded its aggregate revenues from supplying BGS. These under-recovered costs were partially offset by a $59.3 million deferred energy cost liability existing as of July 31, 1999 (LEAC Liability) that was related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs. ACE established a regulatory asset in an amount equal to the balance of under-recovered costs.

     In August 2002, ACE filed a petition with the NJBPU for the recovery of approximately $176.4 million in actual and projected deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE over the four-year period August 1, 1999 through July 31, 2003, net of the $59.3 million offset for the LEAC Liability. The petition also requested that ACE's rates be reset as of August 1, 2003 so that there would be no under-recovery of costs embedded in the rates on or after that date. The increase sought represented an overall 8.4% annual increase in electric rates. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA.

     In July 2004, the NJBPU issued a final order in the restructuring deferral proceeding confirming a July 2003 summary order, which (i) permitted ACE to begin collecting a portion of the deferred costs and reset rates to recover on-going costs incurred as a result of EDECA, (ii) approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003, (iii)  transferred to ACE's then pending base rate case for further consideration approximately $25.4 million of the deferred balance, and (iv) estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. ACE believes the record does not justify the level of disallowance imposed by the NJBPU in the final order. In August 2004, ACE filed with the Appellate Division of the Superior Court of New Jersey (the Superior Court), which hears appeals of New Jersey administrative agencies, including the NJBPU, a Notice of Appeal with respect to the July

2004 final order. ACE's initial brief was filed on August 17, 2005. Cross-appellant briefs on behalf of the Division of the New Jersey Ratepayer Advocate and Cogentrix Energy Inc., the co-owner of two cogeneration power plants with contracts to sell ACE approximately 397 megawatts of electricity, were filed on October 3, 2005. The NJBPU Staff filed briefs on December 12, 2005. ACE filed its reply briefs on January 30, 2006. The Superior Court has not yet set the schedule for oral argument.

Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed with the DCPSC in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. As of March 31, 2006, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $6.5 million and $5.8 million, respectively.

     Pepco believes that a sharing of EDIT and ADITC would violate the Internal Revenue Service (IRS) normalization rules. Under these rules, Pepco could not transfer the EDIT and the ADITC benefit to customers more quickly than on a straight line basis over the book life of the related assets. Since the assets are no longer owned there is no book life over which the EDIT and ADITC can be returned. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. In addition to sharing with customers the generation-related EDIT and ADITC balances, Pepco would have to pay to the IRS an amount equal to Pepco's District of Columbia jurisdictional generation-related ADITC balance ($5.8 million as of March 31, 2006), as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance ($5.2 million as of March 31, 2006) in each case as those balances exist as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.

     In March 2003, the IRS issued a notice of proposed rulemaking (NOPR), which would allow for the sharing of EDIT and ADITC related to divested assets with utility customers on a prospective basis and at the election of the taxpayer on a retroactive basis. In December 2005 a revised NOPR was issued which, among other things, withdrew the March 2003 NOPR and eliminated the taxpayer's ability to elect to apply the regulation retroactively. Comments on the revised NOPR were due by March 21, 2006, and a public hearing was held on April 5, 2006. Pepco filed a letter with the DCPSC on January 12, 2006, in which it has reiterated that the DCPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final regulations or states that its regulations project will be terminated without the issuance of any regulations. Other issues in the divestiture proceeding deal with the treatment of internal costs and cost allocations as deductions from the gross proceeds of the divestiture.

     Pepco believes that its calculation of the District of Columbia customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to make additional gain-sharing payments to District of Columbia customers, including the payments described above related to EDIT and ADITC. Such additional payments (which, other than the EDIT and ADITC related payments, cannot be estimated) would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on Pepco's and PHI's results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial position or cash flows. It is uncertain when the DCPSC will issue a decision regarding Pepco's divestiture proceeds sharing application.

Maryland

    Pepco filed its divestiture proceeds plan application with the MPSC in April 2001. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that has been raised in the District of Columbia case. See the discussion above under "Divestiture Cases - District of Columbia." As of March 31, 2006, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order with respect to the application that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules (discussed above) and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT ($9.1 million as of March 31, 2006), and the Maryland-allocated portion of generation-related ADITC. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's Maryland jurisdictional generation-related ADITC balance ($10.4 million as of March 31, 2006), as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance ($9.2 million as of March 31, 2006), in each case as those balances exist as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. The Hearing Examiner decided all other issues in favor of Pepco, except for the determination that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. Pepco filed a letter with the MPSC on January 12, 2006, in which it has reiterated that the MPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final regulations or states that its regulations project related to this issue will be terminated without the issuance of any regulations.

     Pepco has appealed the Hearing Examiner's decision as it relates to the treatment of EDIT and ADITC and corporate reorganization costs to the MPSC. Pepco believes that its calculation of the Maryland customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50 percent of the EDIT and ADITC balances described above and make additional gain-sharing payments related to the disallowed severance payments. Such additional payments would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial position or cash flows.

Default Electricity Supply Proceedings
District of Columbia

     Under an order issued by the DCPSC in March 2004, as amended by a DCPSC order issued in July 2004, Pepco is obligated to provide SOS for small commercial and residential customers through May 31, 2011 and for large commercial customers through May 31, 2007. In August 2004, the DCPSC issued an order adopting administrative charges for residential, small and large commercial District of Columbia SOS customers that are intended to allow Pepco to recover the administrative costs incurred to provide the SOS supply. The approved administrative charges include an average margin for Pepco of approximately $.00248 per kilowatt hour, calculated based on total sales to residential, small and large commercial District of Columbia SOS customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the number of SOS customers from each customer class and the load taken by such customers over the time period. The administrative charges went into effect for Pepco's SOS sales on February 8, 2005.

     The TPA with Mirant under which Pepco obtained the fixed-rate SOS supply ended on January 22, 2005, while the new SOS supply contracts with the winning bidders in the competitive procurement process began on February 1, 2005. Pepco procured power separately on the market for next-day deliveries to cover the period from January 23 through January 31, 2005, before the new SOS contracts began. Consequently, Pepco had to pay the difference between the procurement cost of power on the market for next-day deliveries and the current SOS rates charged to customers during the period from January 23 through January 31, 2005. In addition, because the new SOS rates did not go into effect until February 8, 2005, Pepco had to pay the difference between the procurement cost of power under the new SOS contracts and the SOS rates charged to customers for the period from February 1 to February 7, 2005. The total amount of the difference is estimated to be approximately $8.7 million. This difference, however, was included in the calculation of the GPC for the District of Columbia for the period February 8, 2004 through February 7, 2005, which was filed on July 12, 2005 with the DCPSC. The GPC provides for a sharing between Pepco's customers and shareholders, on an annual basis, of any margins, but not losses, that Pepco earned providing SOS in the District of Columbia during the four-year period from February 8, 2001 through February 7, 2005. At the time of the filing, based on the rates paid to Mirant by Pepco under the TPA Settlement, there was no customer sharing. On December 22, 2005 Pepco received $112.4 million in proceeds from the sale of the Pepco TPA Claim against the Mirant bankruptcy estate. A portion of this recovery related to the period February 8, 2004 through February 7, 2005 covered in the July 12 DCPSC filing. As a consequence, on February 27, 2006, Pepco filed with the DCPSC an updated calculation of the customer sharing for this period, which also takes into account the losses incurred during the January 22, 2005 through February 7, 2005 period. The updated filing shows that both residential and commercial customers will receive customer sharing that totals $17.5 million. Without the inclusion of the $8.7 million loss from the January 22, 2005 through

February 7, 2005 period, the amount shared with customers would have been approximately $22.7 million, or $5.2 million greater, so that the net effect of the loss on the SOS sales during this period is approximately $3.5 million.

     On February 3, 2006, Pepco announced proposed rates for its District of Columbia SOS customers to take effect on June 1, 2006. The new rate will raise the average monthly bill for residential customers by approximately 12%. The proposed rates were approved by the DCPSC.

Delaware

     Under a settlement approved by the DPSC, DPL is required to provide POLR to customers in Delaware through April 2006 at fixed rates established in the settlement. DPL obtains all of the energy needed to fulfill its POLR obligations in Delaware under a supply agreement with its affiliate Conectiv Energy, which terminates in May 2006. DPL does not make any profit or incur any loss on the supply component of the POLR supply that it delivers to its Delaware customers.

     In October 2005, the DPSC approved DPL as the SOS provider to Delaware customers after May 1, 2006, when DPL's current fixed-rate POLR obligation ends. DPL will obtain the electricity to fulfill its SOS supply obligation under contracts entered into by DPL pursuant to a competitive bid procedure approved by the DPSC. Based on the bids received for the May 1, 2006, through May 31, 2007, period, which have been accepted by DPL and approved by the DPSC, the SOS rates initially scheduled to take effect May 1, 2006 would be significantly higher for all customer classes, including an average residential customer increase of 59%. One of the successful bidders for SOS supply was Conectiv Energy, an affiliate of DPL. Consequently, the affiliate sales from Conectiv Energy to DPL are subject to approval of FERC. FERC issued its order approving the affiliate sales on April 20, 2006. Because DPL is a public utility incorporated in Virginia, with Virginia retail customers, the affiliate sales from Conectiv Energy to DPL are subject to approval of the Virginia State Corporation Commission (VSCC) under the Virginia Affiliates Act. On May 1, 2006, the VSCC approved the affiliate transaction by granting an exemption to DPL for the 2006 agreement and for future power supply agreements between DPL and Conectiv Energy for DPL's non-Virginia SOS load requirements awarded pursuant to a state regulatory commission supervised solicitation process.

     On April 6, 2006, Delaware enacted legislation that provides for a deferral of the financial impact of the increases through a three-step phase-in of the rate increases, with 15% of the increase taking effect on May 1, 2006, 25% of the increase taking effect on January 1, 2007, and any remaining balance taking effect on June 1, 2007. The program is an "opt-out" program where a customer can choose not to participate. On April 17, 2006, DPL filed with the DPSC tariffs implementing the legislation. On April 21, 2006, DPL filed revised tariffs reflecting DPL's agreement not to charge customers with interest on deferred balances; instead the interest costs will be absorbed by DPL. On April 25, 2006, DPL filed additional minor tariff revisions. The DPSC approved DPL's tariffs, as revised, on April 25, 2006. Below is a table showing the estimated maximum Delaware deferral balance of DPL, net of taxes, and the estimated total interest expense, net of taxes, at various levels of assumed customer participation, based on a projected interest cost of 5% accrued over the combined 37-month deferral and recovery period. While DPL cannot determine the final customer participation rate at this time, it expects that the participation rate will be below 100%.

29
Customer Participation Rate	Estimated Maximum Deferral Balance, Net of Taxes (Millions of dollars)	Estimated Total Interest Expense, Net of Taxes (Millions of dollars)
100%	$65	$4
75%	$49	$3
50%	$32	$2
25%	$16	$1

     The legislation also requires DPL to file an integrated resource plan, which is defined in the legislation to mean that DPL must evaluate all available supply options (including generation, transmission and demand-side management programs) during the planning period to ensure that DPL acquires sufficient and reliable supply resources to meet its customers' needs at minimal cost.

Maryland

     Under settlements approved by the MPSC in April 2003 addressing SOS service in Maryland following the expiration of the fixed-rate default supply obligations of Pepco and DPL in mid-2004, each of Pepco and DPL is required to provide default electricity supply to residential and small commercial customers through May 2008, to medium-sized commercial customers through May 2006, and was required to provide it to large commercial customers through May 2005. In accordance with the respective settlements, each of Pepco and DPL purchases the power supply required to satisfy its default supply obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC.

     In March 2006, Pepco and DPL each announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results will have the effect of increasing the average monthly electric bill by about 38.5% and 35% for Pepco's and DPL's Maryland residential customers, respectively. Because Conectiv Energy, an affiliate of Pepco and DPL, was one of the successful SOS supply bidders approved by the MPSC for each of Pepco and DPL, Conectiv Energy has filed applications with FERC seeking approval of the affiliate sales from Conectiv Energy to each of Pepco and DPL. DPL and Conectiv Energy also have filed an application with the VSCC for approval of the affiliate transaction under the Virginia Affiliates Act.

     On April 21, 2006, the MPSC approved a settlement agreement among Pepco, DPL, the staff of the MPSC and the Maryland OPC, which provides for a rate mitigation plan for the residential customers of each company. Under the plan, the full increase for each company's residential customers who affirmatively elect to participate will be phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. Both Pepco and DPL will accrue the interest cost to fund the deferral program. The interest cost will be absorbed by Pepco and DPL, during the period that the deferred balance is accumulated and collected from customers, to the extent of and offset against the margins that the companies otherwise would earn for providing SOS to residential customers. Below is a table showing the estimated maximum Maryland deferral balances for Pepco and DPL, net of taxes, and the estimated total interest expense, net of taxes, at various levels of assumed customer participation based on a projected interest cost of 5% accrued over the combined 30-month deferral and recovery period. While each of Pepco and DPL cannot determine its final customer participation rate at this time, each expects that its participation rate will be below 100%.

Pepco
Customer Participation Rate	Estimated Maximum Deferral Balance, Net of Taxes (Millions of dollars)	Estimated Total Interest Expense, Net of Taxes (Millions of dollars)
100%	$72	$3
75%	$54	$2
50%	$36	$2
25%	$18	$1
DPL
Customer Participation Rate	Estimated Maximum Deferral Balance, Net of Taxes (Millions of dollars)	Estimated Total Interest Expense, Net of Taxes (Millions of dollars)
100%	$22	$1
75%	$16	$1
50%	$11	$-
25%	$ 5	$-
Virginia

     Under amendments to the Virginia Electric Utility Restructuring Act implemented in March 2004, DPL is obligated to offer Default Service to customers in Virginia for an indefinite period until relieved of that obligation by the VSCC. DPL currently obtains all of the energy and capacity needed to fulfill its Default Service obligations in Virginia under a supply agreement that expires in May 2006. DPL has completed a competitive bid procedure for Default Service supply for the period June 2006 through May 2007, and has entered into a new supply agreement for that period with its affiliate Conectiv Energy, which was the lowest bidder. DPL and Conectiv Energy have filed an application with the VSCC for approval of the affiliate transaction under the Virginia Affiliates Act and Conectiv Energy has filed an application with FERC seeking approval for the affiliate sales.

     On March 10, 2006, DPL filed a rate increase with the VSCC for its Virginia Default Service customers to take effect on June 1, 2006, which would raise the average monthly bill for residential customers by approximately 43%. The new proposed rates are intended to allow DPL to recover its higher cost for energy established by the competitive bid procedure. The VSCC has directed DPL to address whether the proxy rate calculation as required by a memorandum of agreement entered into by DPL and VSCC staff in June 2000 in the Virginia restructuring docket should be applied to the fuel factor in DPL's rate increase filing. DPL has calculated the loss it would incur if the VSCC were to declare the proxy calculation established in the 2000 memorandum of agreement for either 2005 or 2006 to be DPL's Virginia fuel factor for the 12 months beginning in June 1, 2006: if the 2005 proxy rates were used, DPL estimates it would recover approximately $7.64 million less, before taxes, than its actual energy supply cost resulting from the competitively bid supply contract for such period, while it would recover approximately $1.88 million less, before taxes, if the 2006 proxy rate were used. The Virginia Attorney General's office and VSCC staff each filed testimony on April 25, 2006, in which both argued that the 2000 memorandum of agreement requires that the proxy rate fuel factor calculation set forth therein must operate as a cap on recoverable purchased power costs. The VSCC staff's testimony also included its calculations of the proxy rates for 2005, which, if adopted by the VSCC, would result in DPL recovering even less than DPL's calculations show, ranging from $9.1 million to $11.5 million less, before taxes, than actual energy supply costs. DPL filed its response on May 2, 2006, rebutting the testimony of the Attorney General and VSCC staff and arguing that retail rates should not be set at a level below what is necessary to recover its prudently incurred costs of procuring the supply necessary for its Default Service obligation. A hearing before the VSCC is scheduled for May 16, 2006.

New Jersey

     On October 12, 2005, the NJBPU, following the evaluation of proposals submitted by ACE and the other three electric distribution companies located in New Jersey, issued an order reaffirming the current BGS auction process for the annual period from June 1, 2006 through May 2007. The NJBPU order maintains the current size and make up of the Commercial and Industrial Energy Pricing class (CIEP) and approved the electric distribution companies' recommended approach for the CIEP auction product, but deferred a decision on the level of the retail margin funds.

Proposed Shut Down of B.L. England Generating Facility

    In April 2004, pursuant to a NJBPU order, ACE filed a report with the NJBPU recommending that ACE's B.L. England generating facility, a 447 megawatt plant, be shut down. The report stated that, while operation of the B.L. England generating facility was necessary at the time of the report to satisfy reliability standards, those reliability standards could also be satisfied in other ways. The report concluded that, based on B.L. England's current and projected operating costs resulting from compliance with more restrictive environmental requirements, the most cost-effective way in which to meet reliability standards is to shut down the B.L. England generating facility and construct additional transmission enhancements in southern New Jersey.

     In December 2004, ACE filed a petition with the NJBPU requesting that the NJBPU establish a proceeding that would consist of a Phase I and Phase II and that the procedural process for the Phase I proceeding require intervention and participation by all persons interested in the prudence of the decision to shut down B.L. England generating facility and the categories of stranded costs associated with shutting down and dismantling the facility and remediation of the site. ACE contemplates that Phase II of this proceeding, which would be initiated by an ACE filing in 2008 or 2009, would establish the actual level of prudently incurred stranded costs to be recovered from customers in rates. The NJBPU has not acted on this petition.

     In a January 24, 2006 Administrative Consent Order (ACO) among PHI, Conectiv, ACE, the New Jersey Department of Environmental Protection (NJDEP) and the Attorney General of New Jersey, ACE agreed to shut down and permanently cease operations at the B.L. England generating facility by December 15, 2007 if ACE does not sell the plant. ACE recorded an asset retirement obligation of $60 million during the first quarter of 2006 (this is reflected as a regulatory liability in PHI's consolidated balance sheet). The shut-down of the B.L. England generating facility will be subject to necessary approvals from the relevant agencies and the outcome of the auction process, discussed under "ACE Auction of Generating Assets," below.

ACE Auction of Generation Assets

     In May 2005, ACE announced that it would again auction its electric generation assets, consisting of its B.L. England generating facility and its ownership interests in the Keystone and Conemaugh generating stations. On November 15, 2005, ACE announced an agreement to sell its interests in the Keystone and Conemaugh generating stations to Duquesne Light Holdings Inc. for $173.1 million. The sale, subject to approval by the NJBPU as well as other regulatory agencies and certain other legal conditions, is expected to be completed in the third quarter of 2006.

     ACE received final bids for B.L. England on April 19, 2006. Any successful bid for B.L. England must include assumption of all environmental liabilities associated with the plant in accordance with the auction standards previously issued by the NJBPU.

     Any sale of B.L. England will not affect the stranded costs associated with the plant that already have been securitized. If B.L. England is sold, ACE anticipates that, subject to regulatory approval in Phase II of the proceeding described above, approximately $9 to $10 million of additional assets may be eligible for recovery as stranded costs. The net gains on the sale of the Keystone and Conemaugh generating stations will be an offset to stranded costs associated with the sale or shutdown of B.L. England or will be offset through other ratemaking adjustments. Testimony filed by ACE with the NJBPU in December 2005 estimated net gains of approximately $126.9 million; however, the net gains ultimately realized will depend upon the timing of the closing of the sale of ACE's interests in the Keystone and Conemaugh generating stations, transaction costs and other factors.

General Litigation

     During 1993, Pepco was served with Amended Complaints filed in the state Circuit Courts of Prince George's County, Baltimore City and Baltimore County, Maryland in separate ongoing, consolidated proceedings known as "In re: Personal Injury Asbestos Case." Pepco and other corporate entities were brought into these cases on a theory of premises liability. Under this theory, the plaintiffs argued that Pepco was negligent in not providing a safe work environment for employees or its contractors, who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their complaints. While the pleadings are not entirely clear, it appears that each plaintiff sought $2 million in compensatory damages and $4 million in punitive damages from each defendant.

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily by the plaintiff or by the court. As of April 1, 2005, there were approximately 225 cases still pending against Pepco in the State Courts of Maryland; of those approximately 225 remaining asbestos cases, approximately 85 cases were filed after December 19, 2000, and have been tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale

Agreement. Mirant's Plan of Reorganization, as approved by the Bankruptcy Court in connection with the Mirant bankruptcy, does not alter Mirant's indemnification obligations. However, litigation relating to Mirant's efforts to reject its contract obligations under the Asset Purchase and Sale Agreement is continuing. In the event Mirant's efforts to reject obligations under the Asset Purchase and Sale Agreement, including the indemnity obligations, were to be successful, Mirant would be relieved of these indemnity obligations and Pepco would have a pre-petition claim for the value of the damages incurred.

     While the aggregate amount of monetary damages sought in the remaining suits (excluding those tendered to Mirant) exceeds $400 million, PHI and Pepco believe the amounts claimed by current plaintiffs are greatly exaggerated. The amount of total liability, if any, and any related insurance recovery cannot be determined at this time; however, based on information and relevant circumstances known at this time, PHI and Pepco do not believe these suits will have a material adverse effect on its financial position, results of operations or cash flows. However, if an unfavorable decision were rendered against Pepco, it could have a material adverse effect on Pepco's and PHI's financial position, results of operations or cash flows.

Environmental Litigation

     PHI, through its subsidiaries, is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. PHI's subsidiaries may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of the operating utilities, environmental clean-up costs incurred by Pepco, DPL and ACE would be included by each company in its respective cost of service for ratemaking purposes.

     In July 2004, DPL entered into an ACO with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The MDE has approved the RI and DPL has completed and submitted the FS to MDE. The costs for completing the RI/FS for this site were approximately $150,000. Although the costs of cleanup resulting from the RI/FS will not be determinable until MDE approves the final remedy, DPL currently anticipates that the costs of removing MGP impacted soils and adjacent creek sediments will be in the range of $1.5 to $2.5 million; a $1.5 million charge was taken in the first quarter to reflect these anticipated costs.

     In the early 1970s, both Pepco and DPL sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco and DPL were notified by EPA that they, along with a number of other utilities and non-utilities, were potentially responsible parties (PRPs) in connection with the PCB contamination at the site.

     In 1994, an RI/FS including a number of possible remedies was submitted to the EPA. In 1997, the EPA issued a Record of Decision that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In 1998, the EPA issued a unilateral administrative order to Pepco and 12 other PRPs directing them to conduct the design and actions called for in its decision. In May 2003, two of the potentially liable owner/operator entities filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In October 2003, the bankruptcy court confirmed a reorganization plan that incorporates the terms of a settlement among the two debtor owner/operator entities, the United States and a group of utility PRPs including Pepco (the Utility PRPs). Under the bankruptcy settlement, the reorganized entity/site owner will pay a total of $13.25 million to remediate the site (the Bankruptcy Settlement).

     On March 14, 2006, the U.S. District Court for the Eastern District of Pennsylvania approved global consent decrees for the Metal Bank/Cottman Avenue site involving the Utility PRPs, the U.S. Department of Justice, EPA, The City of Philadelphia and two owner/operators of the site. Under the terms of the settlement, the two owner/operators will make payments totaling $5.55 million to the U.S. and totaling $4.05 million to the Utility PRPs. The Utility PRPs will perform the remedy at the site and will be able to draw on the $13.25 million from the Bankruptcy Settlement to accomplish the remediation (the Bankruptcy Funds). The Utility PRPs will contribute funds to the extent remediation costs exceed the Bankruptcy Funds available. The Utility PRPs also will be liable for EPA costs associated with overseeing the monitoring and operation of the site remedy after the remedy construction is certified to be complete and also the cost of performing the "5 year" review of site conditions required by CERCLA. Any Bankruptcy Funds not spent on the remedy may be used to cover the Utility PRPs' liabilities for future costs. No parties are released from potential liability for damages to natural resources.

     As of March 31, 2006, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

     In 1999, DPL entered into a de minimis settlement with EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the Metal Bank/Cottman Avenue site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the site. DPL believes that any liability for natural resource damages at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

     In June 1992, EPA identified ACE as a PRP at the Bridgeport Rental and Oil Services Superfund site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with EPA and NJDEP to address remediation of the site. ACE's liability is limited to .232 percent of the aggregate remediation liability and thus far ACE has made contributions of approximately $105,000. Based on information currently available, ACE anticipates that it may be required to contribute approximately an additional $52,000. ACE believes that its liability at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an ACO with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. Positive results of groundwater monitoring events have resulted in a reduced level of groundwater monitoring. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. Based on information currently available, ACE anticipates that its share of additional cost associated with this site will be approximately $626,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial position, results of operations or cash flows.

     On January 24, 2006, PHI, Conectiv and ACE entered into an ACO with NJDEP and the Attorney General of New Jersey resolving New Jersey's claim for alleged violations of the Federal Clean Air Act (CAA) and the NJDEP's concerns regarding ACE's compliance with NSR requirements and the New Jersey Air Pollution Control Act (APCA) with respect to the B.L. England generating facility and various other environmental issues relating to ACE and Conectiv Energy facilities in New Jersey. Among other things, the ACO provides that:

•

Contingent upon the receipt of necessary approvals for the construction of substation and transmission facilities to compensate for the shut down of B.L. England, ACE will permanently cease operation of the B.L. England generating facility by December 15, 2007 if ACE does not sell the facility. In the event that ACE is unable to shut down the B.L. England facility by December 15, 2007 through no fault of its own, (i) ACE may operate B.L. England Unit 1 after December 15, 2007 for certain limited purposes and/or for electric system reliability during the summer months in the years 2008 to 2012, and (ii) B.L. England Units 1 and 2 would be required to comply with stringent emissions limits by December 15, 2012 and May 1, 2010, respectively. If ACE fails to meet those 2010 and 2012 deadlines for reducing emissions, ACE would be required to pay up to $10 million in civil penalties.

•

If B.L. England is shut down by December 15, 2007, ACE will surrender to NJDEP certain SO2 and NOx allowances allocated to B.L. England Units 1 and 2, contingent upon approval by the NJBPU recognizing cost impacts of the surrender.

•

In the event that ACE is unable to shut down B.L. England Units 1 and 2 by December 15, 2007 through no fault of its own, ACE will surrender NOx and SO2 allowances not needed to satisfy the operational needs of B.L. England Units 1 and 2, contingent upon approval by the NJBPU recognizing cost impacts of the surrender.

•

To resolve any possible civil liability (and without admitting liability) for violations of APCA and the PSD provisions of the CAA, ACE paid a $750,000 civil penalty to NJDEP in June 2004 and will undertake environmental projects that are beneficial to the state of New Jersey and approved by the NJDEP or donate property valued at $2 million.

•

To resolve any possible civil liability (and without admitting liability) for natural resource damages resulting from groundwater contamination at ACE's B.L. England facility and Conectiv Energy's Deepwater facility and ACE's operations center near

36
Pleasantville, New Jersey, ACE and Conectiv Energy paid NJDEP $674,162 and will remediate the groundwater contamination at all three sites.
•

The ACO allows the sale of the B.L. England facility through the B.L. England auction process to a third party that is not committing to repower or otherwise meet the ACO's emissions limits, subject to a 45-day right of first refusal in favor of NJDEP for purchase of B.L. England on terms and conditions no less favorable to ACE than those offered by a third party. In the event that ACE enters into a third-party agreement through the B.L. England auction process with an entity that commits to repower B.L. England or otherwise meet the ACO's emission limits, NJDEP does not have a right of first refusal.

•

If ACE does not sell B.L. England and the facility is shut down by December 15, 2007, ACE will give NJDEP or a charitable conservancy six months to negotiate an agreement to purchase B.L. England. If no agreement is reached, ACE may seek bids for B.L. England from third parties, subject to a 45-day right of first refusal in favor of NJDEP for purchase of B.L. England on terms and conditions no less favorable to ACE than those offered by a third party.

     The ACO does not resolve any federal claims for alleged violations at the B.L. England generating station or any federal or state claims regarding alleged violations at Conectiv Energy's Deepwater generating station, about which EPA and NJDEP sought information beginning in February 2000 pursuant to CAA Section 114, or any other facilities. PHI does not believe that any of its subsidiaries has any liability with respect thereto, but cannot predict the consequences of the federal and state inquiries.

Federal Tax Treatment of Cross-Border Leases

     PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which, as of March 31, 2006, had a book value of approximately $1.3 billion, and from which PHI currently derives approximately $55 million per year in tax benefits in the form of interest and depreciation deductions.

     On February 11, 2005, the Treasury Department and IRS issued Notice 2005-13 informing taxpayers that the IRS intends to challenge on various grounds the purported tax benefits claimed by taxpayers entering into certain sale-leaseback transactions with tax-indifferent parties (i.e., municipalities, tax-exempt and governmental entities), including those entered into on or prior to March 12, 2004 (the Notice). All of PCI's cross-border energy leases are with tax indifferent parties and were entered into prior to 2004. In addition, on June 29, 2005 the IRS published a Coordinated Issue Paper concerning the resolution of audit issues related to such transactions. PCI's cross-border energy leases are similar to those sale-leaseback transactions described in the Notice and the Coordinated Issue Paper.

     PCI's leases have been under examination by the IRS as part of the normal PHI tax audit. On May 4, 2005, the IRS issued a Notice of Proposed Adjustment to PHI that challenges the tax benefits realized from interest and depreciation deductions claimed by PHI with respect to these leases for the tax years 2001 and 2002. The tax benefits claimed by PHI with respect to these leases from 2001 through March 31, 2006 were approximately $245 million. The ultimate outcome of this issue is uncertain; however, if the IRS prevails, PHI would be subject to additional taxes, along with interest and possibly penalties on the additional taxes, which could have a material adverse effect on PHI's financial condition, results of operations, and cash flows.

    PHI believes that its tax position related to these transactions was proper based on applicable statutes, regulations and case law, and intends to contest any final adjustments proposed by the IRS; however, there is no assurance that PHI's position will prevail.

     On November 18, 2005 the U.S. Senate passed The Tax Relief Act of 2005 (S.2020) which would apply passive loss limitation rules to leases with foreign tax indifferent parties effective for taxable years beginning after December 31, 2005, even if the leases were entered into on or prior to March 12, 2004. On December 8, 2005 the U.S. House of Representatives passed the Tax Relief Extension Reconciliation Act of 2005 (H.R. 4297), which does not contain any provision that would modify the current treatment of leases with tax indifferent parties. Enactment into law of a bill that is similar to S.2020 in its current form could result in a material delay of the income tax benefits that PCI would receive in connection with its cross-border energy leases and thereby adversely affect PHI's financial condition and cash-flows. The U.S. House of Representatives and the U.S. Senate are expected to hold a conference in the near future to reconcile the differences in the two bills to determine the final legislation.

     Under SFAS No. 13, as currently interpreted, a settlement with the IRS or a change in tax law that results in a deferral of tax benefits that does not change the total estimated net income from a lease does not require an adjustment to the book value of the lease. However, if the IRS were to disallow, rather than require the deferral of, certain tax deductions related to PHI's leases, PHI would be required to adjust the book value of the leases and record a charge to earnings equal to the repricing impact of the disallowed deductions. Such a charge to earnings, if required, is likely to have a material adverse effect on PHI's financial condition, results of operations, and cash flows for the period in which the charge is recorded.

     In July 2005, the FASB released a Proposed Staff Position paper that would amend SFAS No. 13 and require a lease to be repriced and the book value adjusted when there is a change or probable change in the timing of tax benefits. Under this proposal, a material change in the timing of cash flows under PHI's cross-border leases as the result of a settlement with the IRS or a change in tax law also would require an adjustment to the book value. If adopted in its proposed form, the application of this guidance could result in a material adverse effect on PHI's financial condition, results of operations, and cash flows, even if a resolution with the IRS or a change in tax law is limited to a deferral of the tax benefits realized by PCI from its leases.

IRS Mixed Service Cost Issue

     During 2001, Pepco, DPL, and ACE changed their methods of accounting with respect to capitalizable construction costs for income tax purposes, which allow the companies to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through March 31, 2006, these accelerated deductions have generated incremental tax cash flow benefits of approximately $205 million (consisting of $94 million for Pepco, $62 million for DPL, and $49 million for ACE) for the companies, primarily attributable to their 2001 tax returns. On August 2, 2005, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) that will limit the ability of the companies to utilize this method of accounting for income tax purposes on their tax returns for 2004 and prior years. On April 27, 2006, PHI received a draft of the IRS' proposed adjustment to Pepco's 2001-2002 deductions that disallows all but $34 million (pre-tax). On April 28, 2006, the proposed adjustments for DPL and ACE were received. Those proposed adjustments disallow in their entirety all of the deductions claimed on the 2001-2002 returns. PHI intends to contest any IRS adjustment to its prior year income tax returns based on the Revenue Ruling. However, if the IRS is successful in applying this Revenue Ruling, Pepco, DPL, and ACE would be required to capitalize and depreciate a portion of the construction costs previously deducted and repay the associated income tax benefits, along with interest thereon. For the three months ended March 31, 2006, PHI recorded a $1.2 million increase in income tax expense consisting of $.5 million for Pepco, $.4 million for DPL, and $.3 million for ACE, to account for the accrued interest that would be paid on the portion of tax benefits that PHI estimates would be deferred to future years if the construction costs previously deducted are required to be capitalized and depreciated.

     On the same day as the Revenue Ruling was issued, the Treasury Department released regulations that, if adopted in their current form, would require Pepco, DPL, and ACE to change their method of accounting with respect to capitalizable construction costs for income tax purposes for all future tax periods beginning in 2005. Under these regulations, Pepco, DPL, and ACE will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and include the impact of this adjustment in taxable income over a two-year period beginning with tax year 2005. PHI is in the process of finalizing an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the IRS to replace the method disallowed by the proposed regulations.

     In February 2006, PHI paid approximately $121 million of taxes to cover the amount of taxes management estimates will be payable once a new final method of tax accounting is adopted on its 2005 tax return, due to the proposed regulations. Although the increase in taxable income will be spread over the 2005 and 2006 tax return periods, the cash payments would have all occurred in 2006 with the filing of the 2005 tax return and the ongoing 2006 estimated tax payments. This $121 million tax payment was accelerated to eliminate the need to accrue additional federal interest expense for the potential IRS adjustment related to the previous tax accounting method PHI used during the 2001-2004 tax years.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of March 31, 2006, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

39

	Guarantor
	PHI	DPL	ACE	Other	Total
Energy marketing obligations of Conectiv Energy (1)	$149.3	$-	$-	$-	$149.3
Energy procurement obligations of Pepco Energy Services (1)	11.3	-	-	-	11.3
Guaranteed lease residual values (2)	.7	3.3	3.2	-	7.2
Other (3)	3.3	-	-	2.3	5.6
Total	$164.6	$3.3	$3.2	$2.3	$173.4

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts entered into with ACE.

2.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of March 31, 2006, obligations under the guarantees were approximately $7.2 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of payment being required under the guarantee is remote.

3.	Other guarantees consist of:
•	Pepco Holdings has guaranteed a subsidiary building lease of $3.3 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications, LLC.. As of March 31, 2006, the guarantees cover the remaining $2.3 million in rental obligations.

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

Dividends
On April 27, 2006, Pepco Holdings' Board of Directors declared a dividend on common stock of 26 cents per share payable June 30, 2006, to shareholders of record on June 10, 2006.
40

(5) USE OF DERIVATIVES IN ENERGY AND INTEREST RATE HEDGING ACTIVITIES

     PHI accounts for its derivative activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by subsequent pronouncements. See "Accounting for Derivatives" in Note 2 and "Use of Derivatives in Energy and Interest Rate Hedging Activities" in Note 13 to the Consolidated Financial Statements of PHI included in PHI's Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of the accounting treatment of the derivatives used by PHI and its subsidiaries.

     The table below provides detail on effective cash flow hedges under SFAS 133 included in PHI's Consolidated Balance Sheet as of March 31, 2006. Under SFAS 133, cash flow hedges are marked-to-market on the balance sheet with corresponding adjustments to AOCI. The data in the table indicates the magnitude of the effective cash flow hedges by hedge type (i.e., other energy commodity and interest rate hedges), maximum term, and portion expected to be reclassified to earnings during the next 12 months.

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss As of March 31, 2006 (Millions of dollars)
Contracts	Accumulated OCI (Loss) After Tax (1)	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Other Energy Commodity	$(50.8)	$(43.5)	48 months
Interest Rate	(38.3)	(7.1)	317 months
Total	$(89.1)	$(50.6)

(1)

Accumulated Other Comprehensive Loss as of March 31, 2006, includes $(7.3) million for an adjustment for minimum pension liability. This adjustment is not included in this table as it is not a cash flow hedge.

     The following table shows, in millions of dollars, the pre-tax gain or (loss) recognized in earnings for cash flow hedge ineffectiveness for the three months ended March 31, 2006 and 2005, and where they were reported in PHI's Consolidated Statements of Earnings during the periods.

41
	2006	2005
Operating Revenue	$(.3)	$1.1
Fuel and Purchased Energy	(.2)	(.9)
Total	$(.5)	$.2

     In connection with their energy commodity activities, the Competitive Energy businesses designate certain derivatives as fair value hedges. The net pre-tax gains/(losses) recognized during the quarter ended March 31, and included in the Consolidated Statements of Earnings for fair value hedges and the associated hedged items are shown in the following table (in millions of dollars).

	2006	2005
Gain/(Loss) on Derivative Instruments	($5.4)	-
Gain/(Loss) on Hedged Items	$5.8	-
For the three months ended March 31, 2006 and 2005, there were no forecasted hedged transactions or firm commitments deemed to be no longer probable.

     In connection with their other energy commodity activities, the Competitive Energy businesses hold certain derivatives that do not qualify as hedges. Under SFAS No. 133, these derivatives are marked-to-market through earnings with corresponding adjustments on the balance sheet. The pre-tax gains (losses) on these derivatives are included in "Competitive Energy Operating Revenues" and are summarized in the following table, in millions of dollars, for the three months ended March 31, 2006 and 2005.

	2006	2005
Proprietary Trading (1)	$-	$-
Other Energy Commodity	17.0	9.0
Total	$17.0	$9.0

(1) PHI discontinued its proprietary trading activity in 2003.
42
(6) RESTATEMENT

     As reported in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005, Pepco Holdings restated its previously reported consolidated financial statements for the three months ended March 31, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. This restatement was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The following table sets forth for Pepco Holdings' results of operations and cash flows, for the three months ended March 31, 2005, and financial position at March 31, 2005, the impact of the restatement to correct the accounting for the deferred compensation arrangements and the other errors noted above (millions of dollars):

	March 31, 2005
	Previously Reported	Restated
Consolidated Statements of Earnings
Total Operating Revenue	$1,804.8	$1,798.8
Total Operating Expenses	1,656.7	1,654.1
Total Operating Income	148.1	144.7
Other Income (Expenses)	(66.9)	(67.8)
Income Before Income Tax Expense	80.6	76.3
Net Income	55.5	54.7
Earnings Per Share (Basic and Diluted)	$.29	$.29
Consolidated Balance Sheets
Total Current Assets	$1,716.3	$1,710.7
Total Investments and Other Assets	4,588.7	4,554.2
Total Assets	$13,515.4	$13,475.3
Total Current Liabilities	$2,292.9	$2,250.9
Total Deferred Credits	3,084.6	3,114.6
Total Shareholders' Equity	3,405.0	3,376.9
Total Liabilities and Shareholders' Equity	$13,515.4	$13,475.3
Consolidated Statements of Cash Flows
Net Cash From Operating Activities	$168.5	$166.3
Net Cash Used By Investing Activities	(58.0)	(57.5)
Net Cash Used By Financing Activities	(96.7)	(95.3)
Consolidated Statements of Shareholders' Equity
Retained Earnings at March 31	$872.1	$844.0

43
THIS PAGE INTENTIONALLY LEFT BLANK.
44

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2006	(Restated) 2005
	(Millions of dollars)

Operating Revenue	$475.2	$419.9

Operating Expenses
Fuel and purchased energy	265.7	216.8
Other operation and maintenance	71.1	65.1
Depreciation and amortization	40.7	39.8
Other taxes	64.1	64.6
Total Operating Expenses	441.6	386.3

Operating Income	33.6	33.6

Other Income (Expenses)
Interest and dividend income	1.5	.8
Interest expense	(18.9)	(19.6)
Other income	3.5	2.5
Other expenses	-	(.5)
Total Other Expenses	(13.9)	(16.8)

Income Before Income Tax Expense	19.7	16.8

Income Tax Expense	9.1	7.7

Net Income	10.6	9.1

Dividends on Redeemable Serial Preferred Stock	1.0	.3

Earnings Available for Common Stock	9.6	8.8

Retained Earnings at Beginning of Period	574.3	473.5

Dividends paid to Pepco Holdings	(15.0)	(14.9)

Retained Earnings at End of Period	$568.9	$467.4

The accompanying Notes are an integral part of these Financial Statements.

45

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
ASSETS	March 31, 2006	December 31, 2005
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$27.7	$131.4
Accounts receivable, less allowance for uncollectible accounts of $13.8 million and $14.1 million, respectively	294.8	339.0
Materials and supplies-at average cost	39.3	36.8
Prepaid expenses and other	32.0	11.7
Total Current Assets	393.8	518.9

INVESTMENTS AND OTHER ASSETS
Regulatory assets	141.8	150.7
Prepaid pension expense	158.5	161.3
Investment in trust	53.4	53.1
Other	45.3	50.7
Total Investments and Other Assets	399.0	415.8

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	5,020.5	4,990.0
Accumulated depreciation	(2,100.7)	(2,068.0)
Net Property, Plant and Equipment	2,919.8	2,922.0

TOTAL ASSETS	$3,712.6	$3,856.7

The accompanying Notes are an integral part of these Financial Statements.

46

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	March 31, 2006	December 31, 2005
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Current maturities of long-term debt	$194.5	$50.0
Accounts payable and accrued liabilities	149.0	185.3
Accounts payable to associated companies	35.6	40.3
Capital lease obligations due within one year	5.1	5.1
Taxes accrued	100.0	154.9
Interest accrued	25.7	18.9
Other	82.4	81.2
Total Current Liabilities	592.3	535.7

DEFERRED CREDITS
Regulatory liabilities	136.3	145.2
Income taxes	598.8	622.0
Investment tax credits	16.1	16.5
Other postretirement benefit obligation	48.0	46.7
Other	77.5	75.9
Total Deferred Credits	876.7	906.3

LONG-TERM LIABILITIES
Long-term debt	1,054.5	1,198.9
Capital lease obligations	116.2	116.3
Total Long-Term Liabilities	1,170.7	1,315.2

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SERIAL PREFERRED STOCK	-	21.5

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, issued 100 shares	-	-
Premium on stock and other capital contributions	507.4	507.1
Accumulated other comprehensive loss	(3.4)	(3.4)
Retained earnings	568.9	574.3
Total Shareholder's Equity	1,072.9	1,078.0

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,712.6	$3,856.7

The accompanying Notes are an integral part of these Financial Statements.

47

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2006	(Restated) 2005
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$10.6	$9.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	40.7	39.8
Deferred income taxes	(11.1)	.1
Changes in:
Accounts receivable	44.3	(41.3)
Regulatory assets and liabilities	3.9	(.9)
Accounts payable and accrued liabilities	(45.5)	20.8
Interest and taxes accrued	(61.1)	15.5
Other changes in working capital	(5.7)	(16.5)
Net other operating	7.0	2.4
Net Cash (Used By) From Operating Activities	(16.9)	29.0

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(45.5)	(35.4)
Other investing activity	.4	1.9
Net Cash Used By Investing Activities	(45.1)	(33.5)

FINANCING ACTIVITIES
Dividends to Pepco Holdings	(15.0)	(14.9)
Dividends paid on preferred stock	(1.0)	(.3)
Redemption of preferred stock	(21.5)	-
Issuances (repayments) of short-term debt, net	-	22.4
Net other financing activities	(4.2)	4.1
Net Cash (Used By) From Financing Activities	(41.7)	11.3

Net (Decrease) Increase in Cash and Cash Equivalents	(103.7)	6.8
Cash and Cash Equivalents at Beginning of Period	131.4	1.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27.7	$8.3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for income taxes (includes payments to PHI for Federal income taxes)	$80.6	$(6.4)

The accompanying Notes are an integral part of these Financial Statements.

48

NOTES TO FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY
(1) ORGANIZATION

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Pepco provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier, in both the District of Columbia and Maryland. Default Electricity Supply is known as Standard Offer Service (SOS) in both the District of Columbia and Maryland. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2.1 million. Pepco is a wholly owned subsidiary of Pepco Holdings, Inc. (Pepco Holdings or PHI). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and Pepco and certain activities of Pepco are subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC) under PUHCA 2005.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of Pepco's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco's financial condition as of March 31, 2006, in accordance with GAAP. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three months ended March 31, 2006 may not be indicative of results that will be realized for the full year ending December 31, 2006 since the sales of electric energy are seasonal.

Consolidation of Variable Interest Entities -- FIN 46R

     Due to a variable element in the pricing structure of Pepco's purchase power agreement (Panda PPA) with Panda-Brandywine, L.P. (Panda), Pepco potentially assumes the variability in the operations of the plants related to this PPA and therefore has a variable interest in the entity. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (revised December 2003), entitled "Consolidation of Variable Interest Entities," Pepco continued, during the first quarter of 2006, to conduct exhaustive efforts to obtain information from this entity, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether the entity was a variable interest entity or if Pepco was the primary beneficiary. As a result, Pepco has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Power purchases related to the Panda PPA for the three months ended March 31, 2006 and 2005 were approximately $19 million and $20 million, respectively. Pepco's exposure to loss under the Panda PPA is discussed in Note (4), Commitments and Contingencies, under "Relationship with Mirant Corporation."

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended March 31, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$ 10.2	$ 9.4	$ 2.5	$ 2.1
Interest cost	24.2	24.3	9.0	8.4
Expected return on plan assets	(32.5)	(30.7)	(3.1)	(2.5)
Amortization of prior service cost	.2	.3	(.9)	(1.0)
Amortization of net loss	3.9	2.5	3.0	2.5
Net periodic benefit cost	$ 6.0	$ 5.8	$10.5	$9.5
Pension

     The pension net periodic benefit cost for the three months ended March 31, 2006, of $6.0 million includes $3.0 million for Pepco. The pension net periodic benefit cost for the three months ended March 31, 2005, of $5.8 million includes $2.6 million for Pepco. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2005 and 2004 PHI made discretionary tax-deductible cash contributions to the plan of $60 million and $10 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. During the quarter ended March 31, 2006, no contributions were made. The potential discretionary funding of the pension plan in 2006 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

    The other postretirement net periodic benefit cost for the three months ended March 31, 2006, of $10.5 million includes $4.8 million for Pepco. The other postretirement net periodic benefit cost for the three months ended March 31, 2005, of $9.5 million includes $3.1 million for Pepco. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.

Effective Tax Rate

     Pepco's effective tax rate for the three months ended March 31, 2006 was 46% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences and permanent differences related to deferred compensation, partially offset by the flow-through of deferred investment tax credits and certain removal costs.

     Pepco's effective tax rate for the three months ended March 31, 2005 was 46% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and certain removal costs.

Debt
On March 1, Pepco redeemed all outstanding shares of its Serial Preferred Stock of each series, at 102% of par, for an aggregate redemption amount of $21.9 million.
Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to Pepco for the quarters ended March 31, 2006 and 2005 were approximately $29.6 million and $26.2 million, respectively.

     Certain subsidiaries of Pepco Energy Services perform utility maintenance services, including services that are treated as capital costs, for Pepco. Amounts paid by Pepco to these companies for the quarters ended March 31, 2006 and 2005 were approximately $2.3 million and $2.6 million, respectively.

In addition to the PHI Service Company charges and utility maintenance services described above, Pepco's Statements of Earnings include the following related party transactions:
	For the Quarters Ended March 31,
	2006	2005
Income (Expense)	(Millions of dollars)
Intercompany lease transactions related to facility and building maintenance (included in other operation and maintenance)	$(1.0)	$(1.1)
As of March 31, 2006 and December 31, 2005, Pepco had the following balances on its Balance Sheets due (to)/from related parties:
51

	2006	2005
Asset (Liability)	(Millions of dollars)
Payable to Related Party (current)
PHI Service Company	$(12.9)	$(15.3)
Pepco Energy Services (a)	(22.6)	(25.0)
Other Related Party Activity	(.1)	-
Total Payable to Related Parties	$(35.6)	$(40.3)
Money Pool Balance with Pepco Holdings (included in cash and cash equivalents on the balance sheet)	$ 17.2	$ 73.1

(a)

Pepco bills customers on behalf of Pepco Energy Services where customers have selected Pepco Energy Services as their alternative supplier or where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement.

New Accounting Standards
Accounting for Life Settlement Contracts by Third-Party Investors -- FSP FTB 85-4-1

     In March 2006, the FASB issued FASB Staff Position (FSP) FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. The FSP also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ended December 31, 2007 for Pepco). Pepco is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

Accounting for Purchases and Sales of Inventory with the Same Counterparty -- EITF 04-13

     In September 2005, the FASB ratified EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006 (April 1, 2006 for Pepco). EITF 04-13 would not affect Pepco's net income, overall financial condition, or cash flows, but rather could result in certain revenues and costs, including wholesale revenues and purchased power expenses, being presented on a net basis. Pepco is in the process of evaluating the impact of EITF 04-13 on its Consolidated Statements of Earnings presentation of purchases and sales.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco has one segment, its regulated utility business. 52
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant Corporation and certain of its subsidiaries. In July 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). On December 9, 2005, the Bankruptcy Court approved Mirant's Plan of Reorganization (the Reorganization Plan) and the Mirant business emerged from bankruptcy on January 3, 2006 (the Bankruptcy Emergence Date), as a new corporation of the same name (together with its predecessors, Mirant). However, the Reorganization Plan left unresolved several outstanding matters between Pepco and Mirant relating to the Mirant bankruptcy, and the litigation between Pepco and Mirant over these matters is ongoing.

     Depending on the outcome of ongoing litigation, the Mirant bankruptcy could have a material adverse effect on the results of operations and cash flows of Pepco. However, management believes that Pepco currently has sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy any additional cash requirements that may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the consequences of the Mirant bankruptcy will impair the ability of Pepco to fulfill its contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of Pepco.

Transition Power Agreements

     As part of the Asset Purchase and Sale Agreement, Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under the TPAs, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill Pepco's SOS obligations during the rate cap periods in each jurisdiction immediately following deregulation, which in Maryland extended through June 2004 and in the District of Columbia extended until January 22, 2005.

     To avoid the potential rejection of the TPAs by Mirant in the bankruptcy proceeding, Pepco and Mirant in October 2003 entered into an Amended Settlement Agreement and Release (the Settlement Agreement) pursuant to which the terms of the TPAs were modified to increase the purchase price of the capacity and energy supplied by Mirant. In exchange, the Settlement Agreement provided Pepco with an allowed, pre-petition general unsecured claim against Mirant Corporation in the amount of $105 million (the Pepco TPA Claim).

     On December 22, 2005, Pepco completed the sale of the Pepco TPA Claim, plus the right to receive accrued interest thereon, to Deutsche Bank for a cash payment of $112.4 million. Additionally, Pepco received $.5 million in proceeds from Mirant in settlement of an asbestos claim against the Mirant bankruptcy estate. In the fourth quarter of 2005, Pepco recognized a total gain of $70.5 million (pre-tax) related to the settlement of these claims. Based on the regulatory settlements entered into in connection with deregulation in Maryland and the District of Columbia, Pepco is obligated to share with its customers the profits it realizes from the provision of SOS during the rate cap periods. The proceeds of the sale of the Pepco TPA Claim are included in the calculations of the amounts required to be shared with customers in both jurisdictions. Based on the applicable sharing formulas in the respective jurisdictions, Pepco anticipates that customers will receive (through billing credits) approximately $42.3 million of the proceeds. See "Rate Proceedings -- District of Columbia and Maryland" below.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco was obligated to purchase 450 megawatts of capacity and energy from FirstEnergy annually through December 2005 (the FirstEnergy PPA). Under the Panda PPA, entered into in 1991, Pepco is obligated to purchase 230 megawatts of capacity and energy from Panda annually through 2021. At the time of the sale of Pepco's generation assets to Mirant, the purchase price of the energy and capacity under the PPAs was, and since that time has continued to be, substantially in excess of the market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant (i) was obligated, through December 2005, to purchase from Pepco the capacity and energy that Pepco was obligated to purchase under the FirstEnergy PPA at a price equal to Pepco's purchase price from FirstEnergy, and (ii) is obligated through 2021 to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA at a price equal to Pepco's purchase price from Panda (the PPA-Related Obligations). In accordance with the March 2005 Orders (as defined below), Mirant currently is making these required payments in respect of the Panda PPA.

Pepco Pre-Petition Claims

     At the time the Reorganization Plan was approved by the Bankruptcy Court, Pepco had pending pre-petition claims against Mirant totaling approximately $28.5 million (the Pre-Petition Claims), consisting of (i) approximately $26 million in payments due to Pepco in respect of the PPA-Related Obligations and (ii) approximately $2.5 million that Pepco has paid to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant and prior to Mirant's bankruptcy filing, for which Pepco believes Mirant is obligated to reimburse it under the terms of the Asset Purchase and Sale Agreement. In the bankruptcy proceeding, Mirant filed an objection to the Pre-Petition Claims, but subsequently withdrew its objection to $15 million of the Pre-Petition Claims. The Pre-Petition Claims were not resolved in the Reorganization Plan and are the subject of ongoing litigation between Pepco and Mirant. To the extent Pepco is successful in its efforts to recover the Pre-Petition Claims, it would receive under the terms of the Reorganization Plan a number of shares of common stock of the new corporation created pursuant to the Reorganization Plan (the New Mirant Common Stock) equal to (i) the amount of the allowed claim (ii) divided by the market price of the New Mirant Common Stock on the Bankruptcy Emergence Date. Because the number of shares is based on the market price of the New Mirant Common Stock on the Bankruptcy Emergence Date, Pepco would receive the benefit, and bear the risk, of any change in the market price of the stock between the Bankruptcy Emergence Date and the date the stock is issued to Pepco.

     As of March 31, 2006, Pepco maintained a receivable in the amount of $28.5 million, representing the Pre-Petition Claims, which was offset by a reserve of $9.6 million to reflect the uncertainty as to whether the entire amount of the Pre-Petition Claims is recoverable.

Mirant's Efforts to Reject the PPA-Related Obligations and Disgorgement Claims

     In August 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject the PPA-Related Obligations (the First Motion to Reject). Upon motions filed with the U.S. District Court for the Northern District of Texas (the District Court) by Pepco and FERC, the District Court in October 2003 withdrew jurisdiction over this matter from the Bankruptcy Court. In December 2003, the District Court denied the First Motion to Reject on jurisdictional grounds. Mirant appealed the District Court's decision to the U.S. Court of Appeals for the Fifth Circuit (the Court of Appeals). In August 2004, the Court of Appeals remanded the case to the District Court holding that the District Court had jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions.

     In December 2004, the District Court issued an order again denying the First Motion to Reject. The District Court found that the PPA-Related Obligations are not severable from the Asset Purchase and Sale Agreement and that the Asset Purchase and Sale Agreement cannot be rejected in part, as Mirant was seeking to do. Mirant has appealed the District Court's order to the Court of Appeals.

     In January 2005, Mirant filed in the Bankruptcy Court a motion seeking to reject certain of its ongoing obligations under the Asset Purchase and Sale Agreement, including the PPA-Related Obligations (the Second Motion to Reject). In March 2005, the District Court entered orders granting Pepco's motion to withdraw jurisdiction over these rejection proceedings from the Bankruptcy Court and ordering Mirant to continue to perform the PPA-Related Obligations (the March 2005 Orders). Mirant has appealed the March 2005 Orders to the Court of Appeals.

     In March 2005, Pepco, FERC, the Office of People's Counsel of the District of Columbia (the District of Columbia OPC), the Maryland Public Service Commission (MPSC) and the Office of People's Counsel of Maryland (Maryland OPC) filed in the District Court oppositions to the Second Motion to Reject. In August 2005, the District Court issued an order informally staying this matter, pending a decision by the Court of Appeals on the March 2005 Orders.

     On February 9, 2006, oral arguments on Mirant's appeals of the District Court's order relating to the First Motion to Reject and the March 2005 Orders were held before the Court of Appeals; an opinion has not yet been issued.

     On December 1, 2005, Mirant filed with the Bankruptcy Court a motion seeking to reject the executory parts of the Asset Purchase and Sale Agreement and its obligations under all other related agreements with Pepco, with the exception of Mirant's obligations relating to operation of the electric generating stations owned by Pepco Energy Services (the Third Motion to Reject). The Third Motion to Reject also seeks disgorgement of payments made by Mirant to Pepco in respect of the PPA-Related Obligations after filing of its bankruptcy petition in July 2003 to the extent the payments exceed the market value of the capacity and energy purchased. On December 21, 2005, Pepco filed an opposition to the Third Motion to Reject in the Bankruptcy Court.

     In addition, on December 1, 2005, Mirant, in an attempt to "recharacterize" the PPA-Related Obligations, filed a complaint with the Bankruptcy Court seeking (i) a declaratory judgment that the payments due under the PPA-Related Obligations to Pepco are pre-petition debt obligations; and (ii) an order entitling Mirant to recover all payments that it made to Pepco on account of these pre-petition obligations after the petition date to the extent permitted under bankruptcy law (i.e., disgorgement).

     On December 15, 2005, Pepco filed a motion with the District Court to withdraw jurisdiction over both of the December 1 filings from the Bankruptcy Court. The motion to withdraw and Mirant's underlying complaint have both been stayed pending a decision of the Court of Appeals in the appeals described above.

     Each of the theories advanced by Mirant to recover funds paid to Pepco relating to the PPA-Related Obligations as a practical matter seeks reimbursement for the above-market cost of the capacity and energy purchased from Pepco over a period beginning, at the earliest, on the date on which Mirant filed its bankruptcy petition and ending on the date of rejection or the date through which disgorgement is approved. Under these theories, Pepco's financial exposure is the amount paid by Mirant to Pepco in respect of the PPA-Related Obligations during the relevant period, less the amount realized by Mirant from the resale of the purchased energy and capacity. On this basis, Pepco estimates that if Mirant ultimately is successful in rejecting the PPA-Related Obligations or on its alternative claims to recover payments made to Pepco related to the PPA-Related Obligations, Pepco's maximum reimbursement obligation would be approximately $274.3 million as of May 1, 2006.

     If Mirant ultimately were successful in its effort to reject its obligations relating to the Panda PPA, Pepco also would lose the benefit on a going-forward basis of the offsetting transaction that negates the financial risk to Pepco of the Panda PPA. Accordingly, if Pepco were required to purchase capacity and energy from Panda commencing as of May 1, 2006, at the rates provided in the Panda PPA (with an average price per kilowatt hour of approximately 18.4 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 11.0 cents per kilowatt hour, Pepco estimates that it would incur losses of approximately $31 million for the remainder of 2006, approximately $29 million in 2007, approximately $32 million in 2008 and approximately $27 million to $47 million annually thereafter through the 2021 contract termination date. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation.

     Pepco is continuing to exercise all available legal remedies to vigorously oppose Mirant's efforts to reject or recharacterize the PPA-Related Obligations under the Asset Purchase and Sale Agreement in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose these efforts by Mirant, the ultimate legal outcome is uncertain. However, if Pepco is required to repay to Mirant any amounts received from Mirant in respect of the PPA-Related Obligations, Pepco believes it will be entitled to file a claim against the Mirant bankruptcy estate in an amount equal to the amount repaid. Likewise, if Mirant is successful in its efforts to reject its future obligations relating to the Panda PPA, Pepco will have a claim against Mirant in an amount corresponding to the increased costs that it would incur. In either case, Pepco anticipates that Mirant will contest the claim. To the extent Pepco is successful in its efforts to recover on these claims, it would receive, as in the case of the

Pre-Petition Claims, a number of shares of New Mirant Common Stock that is calculated using the market price of the New Mirant Common Stock on the Bankruptcy Emergence Date and accordingly would receive the benefit, and bear the risk, of any change in the market price of the stock between the Bankruptcy Emergence Date and the date the stock is issued to Pepco.

Regulatory Recovery of Mirant Bankruptcy Losses

     If Mirant were ultimately successful in rejecting the PPA-Related Obligations or on its alternative claims to recover payments made to Pepco related to the PPA-Related Obligations and Pepco's corresponding claims against the Mirant bankruptcy estate are not recovered in full, Pepco would seek authority from the MPSC and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery from customers as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

Pepco's Notice of Administrative Claims

     On January 24, 2006, Pepco filed Notice of Administrative Claims in the Bankruptcy Court seeking to recover: (i) costs in excess of $70 million associated with the transmission upgrades necessitated by shut-down of the Potomac River Power Station; and (ii) costs in excess of $8 million due to Mirant's unjustified post-petition delay in executing the certificates needed to permit Pepco to refinance certain tax exempt pollution control bonds. Mirant is expected to oppose both of these claims, which must be approved by the Bankruptcy Court. There is no assurance that Pepco will be able to recover the amounts claimed.

Mirant's Fraudulent Transfer Claim

     In July 2005, Mirant filed a complaint in the Bankruptcy Court against Pepco alleging that Mirant's $2.65 billion purchase of Pepco's generating assets in June 2000 constituted a fraudulent transfer for which it seeks compensatory and punitive damages. Mirant alleges in the complaint that the value of Pepco's generation assets was "not fair consideration or fair or reasonably equivalent value for the consideration paid to Pepco" and that the purchase of the assets rendered Mirant insolvent, or, alternatively, that Pepco and Southern Energy, Inc. (as predecessor to Mirant) intended that Mirant would incur debts beyond its ability to pay them.

     Pepco believes this claim has no merit and is vigorously contesting the claim, which has been withdrawn to the District Court. On December 5, 2005, the District Court entered a stay pending a decision of the Court of Appeals in the appeals described above.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating facility (the SMECO Agreement). The SMECO Agreement expires in 2015 and contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

     On March 15, 2004, Mirant filed a complaint with the Bankruptcy Court seeking a declaratory judgment that the SMECO Agreement is an unexpired lease of non-residential real property rather than an executory contract. On November 22, 2005, the Bankruptcy Court issued an order granting summary judgment in favor of Mirant. On the basis of this ruling, if Mirant were to successfully reject the SMECO Agreement, any claim by SMECO (or by Pepco as subrogee) for damages arising from a the rejection would be limited to the greater of (i) the amount of future rental payments due over one year, or (ii) 15% of the future rental payments due over the remaining term of the lease, not to exceed three years.

     On December 1, 2005, Mirant filed both a motion with the Bankruptcy Court seeking to reject the SMECO Agreement and a complaint against Pepco and SMECO seeking to recover payments made to SMECO after the entry of the Bankruptcy Court's November 22, 2005 order holding that the SMECO Agreement is a lease of real property. On December 15, 2005, Pepco filed a motion with the District Court to withdraw jurisdiction of this matter from the Bankruptcy Court. The motion to withdraw and Mirant's underlying motion and complaint have been stayed pending a decision of the Court of Appeals in the appeals described above.

     If the SMECO Agreement is successfully rejected by Mirant, Pepco will become responsible for the performance of the SMECO Agreement. In addition, if the SMECO Agreement is ultimately determined to be an unexpired lease of nonresidential real property, Pepco's claim for recovery against the Mirant bankruptcy estate would be limited as described above. Pepco estimates that its rejection claim, assuming the SMECO Agreement is determined to be an unexpired lease of nonresidential real property, would be approximately $8 million, and that the amount it would be obligated to pay over the remaining nine years of the SMECO Agreement is approximately $44.3 million. While that amount would be offset by the sale of capacity, under current projections, the market value of the capacity is de minimis.

Rate Proceedings
District of Columbia and Maryland

     On February 27, 2006, Pepco filed an update to the District of Columbia Generation Procurement Credit (GPC) for the periods February 8, 2002 through February 7, 2004 and February 8, 2004 through February 7, 2005; and on February 24, 2006, Pepco filed an update to its Maryland GPC for the period July 1, 2003 through June 30, 2004. The GPC provides for sharing of the profit from SOS sales. The updates to the GPC in both the District of Columbia and Maryland take into account the proceeds from the sale of the Pepco TPA Claim for $112.4 million in December 2005. The filings also incorporate true-ups to previous disbursements in the GPC for both states. In the filings, Pepco requests that $24.3 million be credited to District of Columbia customers and $17.7 million be credited to Maryland customers during the twelve-month-period beginning April 2006. The MPSC approved the updated Maryland GPC on March 29, 2006. The District of Columbia OPC submitted comments concerning Pepco's District of Columbia GPC filing, in which it stated that it did not oppose the proposed GPC update, but that it reserved the right to file supplemental comments after receiving responses to data requests it sent to Pepco. Pepco is in the process of preparing the responses.

Federal Energy Regulatory Commission

     On January 31, 2005, Pepco filed an application with FERC seeking to reset its rates for network transmission service using a formula methodology. Pepco also sought a 12.4% return on common equity and a 50-basis-point return on equity adder that FERC had made available to transmission utilities who had joined Regional Transmission Organizations and thus turned over control of their assets to an independent entity. FERC issued an order on May 31, 2005, approving the rates to go into effect June 1, 2005, subject to refund, hearings, and further orders. The new rates reflected a decrease of 7.7% in Pepco's transmission rate.

     On March 20, 2006, Pepco submitted an offer of settlement of all issues in the rate proceeding, which was supported by all of the active parties in the proceeding. On April 6, 2006, the presiding administrative law judge certified the uncontested offer of settlement to FERC and FERC approved the settlement on April 19, 2006, without condition or modification. The approved settlement affirms the formula rate method for Pepco and sets the return on common equity (ROE) at 10.8% on existing facilities and at 11.3% on transmission facilities placed in service on or after January 1, 2006. The settlement also provides for a three-year moratorium, starting June 1, 2005, on requests by all parties to change the base non-incentive ROEs. A moratorium on requesting changes in the formula itself is in effect through May 2009, with a moratorium on the annual review protocols through May 2010. In lieu of refunds, the formula's reconciliation to actual costs for the current rate year, to be applied in the upcoming rate year, will reflect the settlement ROEs and other formula clarifications retrospectively.

Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed with the DCPSC in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. As of March 31, 2006, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $6.5 million and $5.8 million, respectively.

     Pepco believes that a sharing of EDIT and ADITC would violate the Internal Revenue Service (IRS) normalization rules. Under these rules, Pepco could not transfer the EDIT and the

ADITC benefit to customers more quickly than on a straight line basis over the book life of the related assets. Since the assets are no longer owned there is no book life over which the EDIT and ADITC can be returned. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. In addition to sharing with customers the generation-related EDIT and ADITC balances, Pepco would have to pay to the IRS an amount equal to Pepco's District of Columbia jurisdictional generation-related ADITC balance ($5.8 million as of March 31, 2006), as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance ($5.2 million as of March 31, 2006) in each case as those balances exist as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.

     In March 2003, the IRS issued a notice of proposed rulemaking (NOPR), which would allow for the sharing of EDIT and ADITC related to divested assets with utility customers on a prospective basis and at the election of the taxpayer on a retroactive basis. In December 2005 a revised NOPR was issued which, among other things, withdrew the March 2003 NOPR and eliminated the taxpayer's ability to elect to apply the regulation retroactively. Comments on the revised NOPR were due by March 21, 2006, and a public hearing was held on April 5, 2006. Pepco filed a letter with the DCPSC on January 12, 2006, in which it has reiterated that the DCPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final regulations or states that its regulations project will be terminated without the issuance of any regulations. Other issues in the divestiture proceeding deal with the treatment of internal costs and cost allocations as deductions from the gross proceeds of the divestiture.

     Pepco believes that its calculation of the District of Columbia customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to make additional gain-sharing payments to District of Columbia customers, including the payments described above related to EDIT and ADITC. Such additional payments (which, other than the EDIT and ADITC related payments, cannot be estimated) would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on Pepco's results of operations for those periods. However, Pepco does not believe that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial position or cash flows. It is uncertain when the DCPSC will issue a decision regarding Pepco's divestiture proceeds sharing application.

Maryland

    Pepco filed its divestiture proceeds plan application with the MPSC in April 2001. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that has been raised in the District of Columbia case. See the discussion above under "Divestiture Cases - District of Columbia." As of March 31, 2006, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order with respect to the application that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules (discussed above) and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT ($9.1 million as of March 31, 2006), and the Maryland-allocated portion of generation-related ADITC. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's Maryland jurisdictional generation-related ADITC balance ($10.4 million as of March 31, 2006), as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance ($9.2 million as of March 31, 2006), in each case as those balances exist as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. The Hearing Examiner decided all other issues in favor of Pepco, except for the determination that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. Pepco filed a letter with the MPSC on January 12, 2006, in which it has reiterated that the MPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final regulations or states that its regulations project related to this issue will be terminated without the issuance of any regulations.

     Pepco has appealed the Hearing Examiner's decision as it relates to the treatment of EDIT and ADITC and corporate reorganization costs to the MPSC. Pepco believes that its calculation of the Maryland customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50 percent of the EDIT and ADITC balances described above and make additional gain-sharing payments related to the disallowed severance payments. Such additional payments would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on results of operations for those periods. However, Pepco does not believe that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial position or cash flows.

Default Electricity Supply Proceedings
District of Columbia

     Under an order issued by the DCPSC in March 2004, as amended by a DCPSC order issued in July 2004, Pepco is obligated to provide SOS for small commercial and residential customers through May 31, 2011 and for large commercial customers through May 31, 2007. In August 2004, the DCPSC issued an order adopting administrative charges for residential, small and large commercial District of Columbia SOS customers that are intended to allow Pepco to recover the administrative costs incurred to provide the SOS supply. The approved administrative charges include an average margin for Pepco of approximately $.00248 per kilowatt hour, calculated based on total sales to residential, small and large commercial District of Columbia SOS customers over the twelve months ended December 31, 2003. Because margins vary by customer class, the actual average margin over any given time period will depend on the number of SOS customers from each customer class and the load taken by such customers over the time period. The administrative charges went into effect for Pepco's SOS sales on February 8, 2005.

     The TPA with Mirant under which Pepco obtained the fixed-rate SOS supply ended on January 22, 2005, while the new SOS supply contracts with the winning bidders in the competitive procurement process began on February 1, 2005. Pepco procured power separately on the market for next-day deliveries to cover the period from January 23 through January 31, 2005, before the new SOS contracts began. Consequently, Pepco had to pay the difference between the procurement cost of power on the market for next-day deliveries and the current SOS rates charged to customers during the period from January 23 through January 31, 2005. In addition, because the new SOS rates did not go into effect until February 8, 2005, Pepco had to pay the difference between the procurement cost of power under the new SOS contracts and the SOS rates charged to customers for the period from February 1 to February 7, 2005. The total amount of the difference is estimated to be approximately $8.7 million. This difference, however, was included in the calculation of the GPC for the District of Columbia for the period February 8, 2004 through February 7, 2005, which was filed on July 12, 2005 with the DCPSC. The GPC provides for a sharing between Pepco's customers and shareholders, on an annual basis, of any margins, but not losses, that Pepco earned providing SOS in the District of Columbia during the four-year period from February 8, 2001 through February 7, 2005. At the time of the filing, based on the rates paid to Mirant by Pepco under the TPA Settlement, there was no customer sharing. On December 22, 2005 Pepco received $112.4 million in proceeds from the sale of the Pepco TPA Claim against the Mirant bankruptcy estate. A portion of this recovery related to the period February 8, 2004 through February 7, 2005 covered in the July 12 DCPSC filing. As a consequence, on February 27, 2006, Pepco filed with the DCPSC an updated calculation of the customer sharing for this period, which also takes into account the losses incurred during the January 22, 2005 through February 7, 2005 period. The updated filing shows that both residential and commercial customers will receive customer sharing that totals $17.5 million. Without the inclusion of the $8.7 million loss from the January 22, 2005 through February 7, 2005 period, the amount shared with customers would have been approximately $22.7 million, or $5.2 million greater, so that the net effect of the loss on the SOS sales during this period is approximately $3.5 million.

     On February 3, 2006, Pepco announced proposed rates for its District of Columbia SOS customers to take effect on June 1, 2006. The new rate will raise the average monthly bill for residential customers by approximately 12%. The proposed rates were approved by the DCPSC.

Maryland

     Under a settlement approved by the MPSC in April 2003 addressing SOS service in Maryland following the expiration of the fixed-rate default supply obligations of Pepco in mid-2004, Pepco is required to provide default electricity supply to residential and small commercial customers through May 2008, to medium-sized commercial customers through May 2006, and was required to provide it to large commercial customers through May 2005. In accordance with the settlement, Pepco purchases the power supply required to satisfy its default supply obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC.

     In March 2006, Pepco announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results will have the effect of increasing the average monthly electric bill by about 38.5% for Pepco's Maryland residential customers. Because a subsidiary of Conectiv Energy Holding Company (Conectiv Energy), an affiliate of

Pepco, was one of the successful SOS supply bidders approved by the MPSC, Conectiv Energy has filed an application with FERC seeking approval of the affiliate sales from Conectiv Energy to Pepco.

     On April 21, 2006, the MPSC approved a settlement agreement among Pepco, the staff of the MPSC and the Maryland OPC, which provides for a rate mitigation plan for Pepco's residential customers. Under the plan, the full increase for Pepco's residential customers who affirmatively elect to participate will be phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. Pepco will accrue the interest cost to fund the deferral program. The interest cost will be absorbed by Pepco, during the period that the deferred balance is accumulated and collected from customers, to the extent of and offset against the margins that it otherwise would earn for providing SOS to residential customers. Below is a table showing the estimated maximum Maryland deferral balances for Pepco net of taxes, and the estimated total interest expense, net of taxes, at various levels of assumed customer participation based on a projected interest cost of 5% accrued over the combined 30-month deferral and recovery period. While Pepco cannot determine its final customer participation rate at this time, it that its participation rate will be below 100%.

Customer Participation Rate	Estimated Maximum Deferral Balance, Net of Taxes (millions)	Estimated Total Interest Expense, Net of Taxes (millions)
100%	$72	$3
75%	$54	$2
50%	$36	$2
25%	$18	$1
General Litigation

     During 1993, Pepco was served with Amended Complaints filed in the state Circuit Courts of Prince George's County, Baltimore City and Baltimore County, Maryland in separate ongoing, consolidated proceedings known as "In re: Personal Injury Asbestos Case." Pepco and other corporate entities were brought into these cases on a theory of premises liability. Under this theory, the plaintiffs argued that Pepco was negligent in not providing a safe work environment for employees or its contractors, who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their complaints. While the pleadings are not entirely clear, it appears that each plaintiff sought $2 million in compensatory damages and $4 million in punitive damages from each defendant.

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily by the plaintiff or by the court. As of April 1, 2005, there were approximately 225 cases still pending against Pepco in the State Courts of Maryland; of those approximately 225 remaining asbestos cases, approximately 85 cases were filed after December 19, 2000, and have been tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale

Agreement. Mirant's Plan of Reorganization, as approved by the Bankruptcy Court in connection with the Mirant bankruptcy, does not alter Mirant's indemnification obligations. However, litigation relating to Mirant's efforts to reject its contract obligations under the Asset Purchase and Sale Agreement is continuing. In the event Mirant's efforts to reject obligations under the Asset Purchase and Sale Agreement, including the indemnity obligations, were to be successful, Mirant would be relieved of these indemnity obligations and Pepco would have a pre-petition claim for the value of the damages incurred.

     While the aggregate amount of monetary damages sought in the remaining suits (excluding those tendered to Mirant) exceeds $400 million, Pepco believes the amounts claimed by current plaintiffs are greatly exaggerated. The amount of total liability, if any, and any related insurance recovery cannot be determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial position, results of operations or cash flows. However, if an unfavorable decision were rendered against Pepco, it could have a material adverse effect on Pepco's financial position, results of operations or cash flows.

Environmental Litigation

     Pepco is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. Pepco may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. Although penalties assessed for violations of environmental laws and regulations are not recoverable from Pepco's customers, environmental clean-up costs incurred by Pepco would be included in its cost of service for ratemaking purposes.

     In the early 1970s, Pepco sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco was notified by EPA that it, along with a number of other utilities and non-utilities, was a potentially responsible party (PRP) in connection with the PCB contamination at the site.

     In 1994, a Remedial Investigation/Feasibility Study (RI/FS) including a number of possible remedies was submitted to the EPA. In 1997, the EPA issued a Record of Decision that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In 1998, the EPA issued a unilateral administrative order to Pepco and 12 other PRPs directing them to conduct the design and actions called for in its decision. In May 2003, two of the potentially liable owner/operator entities filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In October 2003, the bankruptcy court confirmed a reorganization plan that incorporates the terms of a settlement among the two debtor owner/operator entities, the United States and a group of utility PRPs including Pepco (the Utility PRPs). Under the bankruptcy settlement, the reorganized entity/site owner will pay a total of $13.25 million to remediate the site (the Bankruptcy Settlement).

     On March 14, 2006, the U.S. District Court for the Eastern District of Pennsylvania approved global consent decrees for the Metal Bank/Cottman Avenue site involving the Utility PRPs, the U.S. Department of Justice, EPA, The City of Philadelphia and two owner/operators of the site. Under the terms of the settlement, the two owner/operators will make payments totaling $5.55 million to the U.S. and totaling $4.05 million to the Utility PRPs. The Utility PRPs will perform the remedy at the site and will be able to draw on the $13.25 million from the Bankruptcy Settlement to accomplish the remediation (the Bankruptcy Funds). The Utility PRPs will contribute funds to the extent remediation costs exceed the Bankruptcy Funds available. The Utility PRPs also will be liable for EPA costs associated with overseeing the monitoring and operation of the site remedy after the remedy construction is certified to be complete and also the cost of performing the "5 year" review of site conditions required by CERCLA. Any Bankruptcy Funds not spent on the remedy may be used to cover the Utility PRPs' liabilities for future costs. No parties are released from potential liability for damages to natural resources.

     As of March 31, 2006, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

IRS Mixed Service Cost Issue

     During 2001, Pepco changed its methods of accounting with respect to capitalizable construction costs for income tax purposes, which allow Pepco to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through March 31, 2006, these accelerated deductions have generated incremental tax cash flow benefits of approximately $94 million for Pepco, primarily attributable to its tax returns. On August 2, 2005, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) that will limit Pepco's ability to utilize this method of accounting for income tax purposes on its tax returns for 2004 and prior years. On April 27, 2006, Pepco received a draft of the IRS' proposed adjustment to its 2001-2002 deductions that disallows all but $34 million (pre-tax). Pepco intends to contest any IRS adjustment to its prior year income tax returns based on the Revenue Ruling. However, if the IRS is successful in applying this Revenue Ruling, Pepco would be required to capitalize and depreciate a portion of the construction costs previously deducted and repay the associated income tax benefits, along with interest thereon. For the three months ended March 31, 2006, Pepco $.5 million increase in income tax expense to account for the accrued interest that would be paid on the portion of tax benefits that Pepco estimates would be deferred to future years if the construction costs previously deducted are required to be capitalized and depreciated.

     On the same day as the Revenue Ruling was issued, the Treasury Department released regulations that, if adopted in their current form, would require Pepco to change its method of accounting with respect to capitalizable construction costs for income tax purposes for all future tax periods beginning in 2005. Under these regulations, Pepco will have to capitalize and depreciate a portion of the construction costs that it had previously deducted and include the impact of this adjustment in taxable income over a two-year period beginning with tax year 2005. Pepco is in the process of finalizing an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the IRS to replace the method disallowed by the proposed regulations.

     In February 2006, Pepco's parent, PHI, paid approximately $121 million, a portion of which is attributable to Pepco, of taxes to cover the amount of taxes management estimates will be payable once a new final method of tax accounting is adopted on its 2005 tax return, due to the proposed regulations. Although the increase in taxable income will be spread over the 2005 and 2006 tax return periods, the cash payments would have all occurred in 2006 with the filing of the 2005 tax return and the ongoing 2006 estimated tax payments. This $121 million tax payment was accelerated to eliminate the need to accrue additional federal interest expense for the potential IRS adjustment related to the previous tax accounting method PHI used during the 2001-2004 tax years.

(5) RESTATEMENT

     As reported in Pepco's Annual Report on Form 10-K for the year ended December 31, 2005, Pepco restated its previously reported financial statements for the three months ended March 31, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. This restatement was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The following table sets forth for Pepco's results of operations and cash flows, for the three months ended March 31, 2005, and financial position at March 31, 2005, the impact of the restatement to correct the accounting for the deferred compensation arrangements and the other errors noted above (millions of dollars):

	March 31, 2005
	Previously Reported	Restated
Statements of Earnings
Total Operating Revenue	$425.5	$419.9
Total Operating Expenses	388.4	386.3
Total Operating Income	37.1	33.6
Other Income (Expenses)	(16.5)	(16.8)
Income Before Income Tax Expense	20.6	16.8
Net Income	11.5	9.1
Balance Sheets
Total Current Assets	$432.6	$428.3
Total Investments and Other Assets	427.7	395.3
Total Assets	$3,778.7	$3,742.0
Total Current Liabilities	$504.4	$490.8
Total Deferred Credits	928.7	930.9
Total Shareholder's Equity	999.0	973.7
Total Liabilities and Shareholder's Equity	$3,778.7	$3,742.0
Statements of Cash Flows
Net Cash From Operating Activities	$33.7	$29.0
Net Cash Used By Investing Activities	(34.0)	(33.5)
Net Cash From Financing Activities	7.1	11.3
Statements of Shareholder's Equity
Retained Earnings at March 31	$492.7	$467.4

66

THIS PAGE INTENTIONALLY LEFT BLANK.
67

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2006	(Restated) 2005
	(Millions of dollars)
Operating Revenue
Electric	$258.1	$259.7
Natural Gas	110.4	111.0
Total Operating Revenue	368.5	370.7

Operating Expenses
Fuel and purchased energy	161.8	162.2
Gas purchased	88.7	85.1
Other operation and maintenance	45.2	42.7
Depreciation and amortization	19.4	19.0
Other taxes	9.7	9.4
Gain on sale of assets	(.8)	-
Total Operating Expenses	324.0	318.4

Operating Income	44.5	52.3

Other Income (Expenses)
Interest and dividend income	.3	.2
Interest expense	(9.3)	(8.6)
Other income	1.7	.5
Other expense	(1.2)	-
Total Other Expenses	(8.5)	(7.9)

Income Before Income Tax Expense	36.0	44.4

Income Tax Expense	15.2	18.3

Net Income	20.8	26.1

Dividends on Redeemable Serial Preferred Stock	.2	.3

Earnings Available for Common Stock	20.6	25.8

Retained Earnings at Beginning of Period	399.7	362.4

Dividends paid to Pepco Holdings	(15.0)	(24.4)

Retained Earnings at End of Period	$405.3	$363.8

The accompanying Notes are an integral part of these Financial Statements.

68

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
ASSETS	March 31, 2006	December 31, 2005
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$6.4	$7.4
Accounts receivable, less allowance for uncollectible accounts of $9.3 million and $9.2 million, respectively	169.1	181.4
Fuel, materials and supplies-at average cost	30.9	41.8
Prepaid expenses and other	16.3	28.4
Total Current Assets	222.7	259.0

INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets	131.8	140.9
Prepaid pension expense	215.2	213.3
Other	30.4	32.7
Total Investments and Other Assets	425.9	435.4

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,440.0	2,409.5
Accumulated depreciation	(809.7)	(800.3)
Net Property, Plant and Equipment	1,630.3	1,609.2

TOTAL ASSETS	$2,278.9	$2,303.6

The accompanying Notes are an integral part of these Financial Statements.

69

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	March 31, 2006	December 31, 2005
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$185.6	$165.5
Current maturities of long-term debt	34.4	22.9
Accounts payable and accrued liabilities	66.9	74.0
Accounts payable due to associated companies	45.4	57.3
Capital lease obligations due within one year	.1	.2
Taxes accrued	26.1	33.7
Interest accrued	9.4	6.4
Other	50.5	48.2
Total Current Liabilities	418.4	408.2

DEFERRED CREDITS
Regulatory liabilities	229.6	242.5
Income taxes	404.6	413.7
Investment tax credits	10.5	10.7
Above-market purchased energy contracts and other electric restructuring liabilities	25.2	25.8
Other	26.8	33.0
Total Deferred Credits	696.7	725.7

LONG-TERM LIABILITIES
Long-term debt	504.9	516.4
Capital lease obligations	-	-
Total Long-Term Liabilities	504.9	516.4

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	18.2	18.2

SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares, issued 1,000 shares	-	-
Premium on stock and other capital contributions	235.4	235.4
Retained earnings	405.3	399.7
Total Shareholder's Equity	640.7	635.1

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,278.9	$2,303.6

The accompanying Notes are an integral part of these Financial Statements.

70

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2006	(Restated) 2005
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$20.8	$26.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19.4	19.0
Gain on sale of assets	(.8)	-
Investment tax credit adjustments	(.2)	-
Deferred income taxes	(8.4)	(3.4)
Changes in:
Accounts receivable	12.3	(13.2)
Regulatory assets, net	3.9	22.1
Accounts payable and accrued liabilities	(15.4)	(21.2)
Interest and taxes accrued	(10.3)	33.4
Other changes in working capital	15.4	6.3
Net other operating	(5.4)	(5.2)
Net Cash From Operating Activities	31.3	63.9

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(37.7)	(26.0)
Proceeds from sale of property	1.8	-
Net other investing activities	(1.6)	4.9
Net Cash Used By Investing Activities	(37.5)	(21.1)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(15.0)	(24.4)
Dividends paid on preferred stock	(.2)	(.3)
Issuances/(Repayments) of short-term debt, net	20.1	(22.2)
Net other financing activities	.3	4.9
Net Cash From (Used By) Financing Activities	5.2	(42.0)

Net (Decrease) Increase in Cash and Cash Equivalents	(1.0)	.8
Cash and Cash Equivalents at Beginning of Period	7.4	3.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6.4	$4.4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for income taxes (includes payments to PHI for Federal income taxes)	$38.6	$(5.4)

The accompanying Notes are an integral part of these Financial Statements.

71

NOTES TO FINANCIAL STATEMENTS
DELMARVA POWER & LIGHT COMPANY
(1) ORGANIZATION

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia, and provides gas distribution service in northern Delaware. Additionally, DPL supplies electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier. The regulatory term for this service varies by jurisdiction as follows:

Delaware	Provider of Last Resort service (POLR) -- before May 1, 2006 Standard Offer Service (SOS) -- on and after May 1, 2006
Maryland	SOS
Virginia	Default Service
DPL also refers to this supply service in each of its jurisdictions generally as Default Electricity Supply.

     DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.3 million. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately .5 million. DPL is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and DPL and certain activities of DPL are subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC) under PUHCA 2005.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     DPL's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of DPL's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly DPL's financial condition as of March 31, 2006, in accordance with GAAP. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three months ended March 31, 2006 may not be indicative of results that will be realized for the full year ending December 31, 2006 since the sales of electric energy are seasonal.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended March 31, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$ 10.2	$ 9.4	$ 2.5	$ 2.1
Interest cost	24.2	24.3	9.0	8.4
Expected return on plan assets	(32.5)	(30.7)	(3.1)	(2.5)
Amortization of prior service cost	.2	.3	(.9)	(1.0)
Amortization of net loss	3.9	2.5	3.0	2.5
Net periodic benefit cost	$ 6.0	$ 5.8	$10.5	$9.5
Pension

     The pension net periodic benefit cost for the three months ended March 31, 2006, of $6.0 million includes $(1.8) million for DPL. The pension net periodic benefit cost for the three months ended March 31, 2005, of $5.8 million includes $(1.3) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2005 and 2004 PHI made discretionary tax-deductible cash contributions to the plan of $60 million and $10 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. During the quarter ended March 31, 2006, no contributions were made. The potential discretionary funding of the pension plan in 2006 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

    The other postretirement net periodic benefit cost for the three months ended March 31, 2006, of $10.5 million includes $1.6 million for DPL. The other postretirement net periodic benefit cost for the three months ended March 31, 2005, of $9.5 million includes $2.5 million for DPL. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.

Effective Tax Rate

     DPL's effective tax rate for the three months ended March 31, 2006 was 42% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

     DPL's effective tax rate for the three months ended March 31, 2005 was 41% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to DPL for the quarters ended March 31, 2006 and 2005 were $25.0 million and $23.9 million, respectively.

In addition to the PHI Service Company charges described above, DPL's Statements of Earnings include the following related party transactions:
	For the Quarters Ended March 31,
	2006	2005
Income (Expense)	(Millions of dollars)
Full Requirements Contract with Conectiv Energy Supply for power, capacity and ancillary services to service POLR (included in fuel and purchased energy)	$(91.5)	$(95.1)
SOS agreement with Conectiv Energy Supply (included in fuel and purchased energy)	(12.4)	(13.5)
Transcompany pipeline gas purchase with Conectiv Energy Supply (included in gas purchased)	(.4)	(1.0)
As of March 31, 2006 and December 31, 2005, DPL had the following balances on its Balance Sheets due (to)/from related parties:
	2006	2005
Asset (Liability)	(Millions of dollars)
Payable to Related Party (current)
PHI Service Company	$(8.1)	$(12.2)
Conectiv Energy Supply	(37.3)	(45.3)
Other Related Party Activity	-	.2
Total Net Payable to Related Parties	$(45.4)	$(57.3)
Money Pool Balance with Pepco Holdings (included in short-term debt on the balance sheet)	$(39.5)	$(60.7)

74
New Accounting Standards
Accounting for Life Settlement Contracts by Third-Party Investors -- FSP FTB 85-4-1

     In March 2006, the FASB issued FASB Staff Position (FSP) FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. The FSP also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ended December 31, 2007 for DPL). DPL is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

Accounting for Purchases and Sales of Inventory with the Same Counterparty -- EITF 04-13

     In September 2005, the FASB ratified EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006 (April 1, 2006 for DPL). EITF 04-13 would not affect DPL's net income, overall financial condition, or cash flows, but rather could result in certain revenues and costs, including wholesale revenues and purchased power expenses, being presented on a net basis. DPL is in the process of evaluating the impact of EITF 04-13 on its Consolidated Statements of Earnings presentation of purchases and sales.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," DPL has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Rate Proceedings
Delaware

     On October 3, 2005, DPL submitted its 2005 Gas Cost Rate (GCR) filing to the DPSC, which permits DPL to recover gas procurement costs through customer rates. In its filing, DPL seeks to increase its GCR by approximately 38% in anticipation of increasing natural gas commodity costs. The proposed rate became effective November 1, 2005, subject to refund pending final DPSC approval after evidentiary hearings. A public input hearing was held on January 19, 2006. On February 20, 2006, DPSC staff and the Division of the Public Advocate filed testimony recommending approval of the GCR as filed. DPSC staff, the Division of the Public

Advocate and DPL entered into a written settlement agreement on April 25, 2006, that the GCR should be approved as filed. An evidentiary hearing was held on April 27, 2006, during which all parties offered testimony in support of the settlement.

     On September 1, 2005, DPL filed with the DPSC an application for an increase in its distribution base rates. The application is consistent with a provision in the 2002 settlement agreement, which was approved by the DPSC relating to the acquisition of Conectiv by Pepco, requiring DPL to file a base rate case by September 1, 2005 and permitting DPL to apply for an increase in rates to be effective no earlier than May 1, 2006. In the application, DPL sought approval of an annual increase of approximately $5.1 million in its electric rates, with an increase of approximately $1.6 million to its electric distribution base rates and the recovery of approximately $3.5 million (which amount was raised to $4.9 million as a result of subsequent filings in the case) in costs to be assigned the supply component of rates collected as part of SOS. The full proposed revenue increase amounted to approximately .9% of total annual electric utility revenues, while the proposed net increase to distribution rates amounted to .2% of total annual electric utility revenues. DPL's distribution revenue requirement in the application was based on a proposed return on common equity of 11%.

     On April 11, 2006, the DPSC adopted a delayed implementation date suggested by DPL, which provides that any amounts deferred between the May 1 effective date of the rate change and the July 1 billing date will be recovered from or returned to customers over the ensuing 10-month period.

     On April 25, 2006, the DPSC issued an order approving a decrease in distribution rates of $11.1 million and a 10% return on equity. The order also modifies plant depreciation rates and adopts other miscellaneous tariff modifications. In addition, as requested by DPL, the order assigns $4.9 million in annual costs to the supply component of rates to be collected as part of SOS. The elements of the order, taken together, will have the effect of reducing net after-tax earnings and cash flow by approximately $1.6 million and $3.5 million, respectively.

Federal Energy Regulatory Commission

     On January 31, 2005, DPL filed an application with FERC seeking to reset its rates for network transmission service using a formula methodology. DPL also sought a 12.4% return on common equity and a 50-basis-point return on equity adder that FERC had made available to transmission utilities who had joined Regional Transmission Organizations and thus turned over control of their assets to an independent entity. FERC issued an order on May 31, 2005, approving the rates to go into effect June 1, 2005, subject to refund, hearings, and further orders. The new rates reflected an increase of 6.5% in DPL's transmission rates.

     On March 20, 2006, DPL submitted an offer of settlement of all issues in the rate proceeding, which was supported by all of the active parties in the proceeding. On April 6, 2006, the presiding administrative law judge certified the uncontested offer of settlement to FERC and FERC approved the settlement on April 19, 2006, without condition or modification. The approved settlement affirms the formula rate method for DPL and sets the return on common equity (ROE) at 10.8% on existing facilities and at 11.3% on transmission facilities placed in service on or after January 1, 2006. The settlement also provides for a three-year moratorium, starting June 1, 2005, on requests by all parties to change the base non-incentive ROEs. A moratorium on requesting changes in the formula itself is in effect through May 2009, with a moratorium on the annual review protocols through May 2010. In lieu of refunds, the formula's reconciliation to actual costs for the current rate year, to be applied in the upcoming rate year, will reflect the settlement ROEs and other formula clarifications retrospectively.

Default Electricity Supply Proceedings
Delaware

     Under a settlement approved by the DPSC, DPL is required to provide POLR to customers in Delaware through April 2006 at fixed rates established in the settlement. DPL obtains all of the energy needed to fulfill its POLR obligations in Delaware under a supply agreement with its affiliate, a subsidiary of Conectiv Energy Holding Company (Conectiv Energy), which terminates in May 2006. DPL does not make any profit or incur any loss on the supply component of the POLR supply that it delivers to its Delaware customers.

     In October 2005, the DPSC approved DPL as the SOS provider to Delaware customers after May 1, 2006, when DPL's current fixed-rate POLR obligation ends. DPL will obtain the electricity to fulfill its SOS supply obligation under contracts entered into by DPL pursuant to a competitive bid procedure approved by the DPSC. Based on the bids received for the May 1, 2006, through May 31, 2007, period, which have been accepted by DPL and approved by the DPSC, the SOS rates initially scheduled to take effect May 1, 2006 would be significantly higher for all customer classes, including an average residential customer increase of 59%. One of the successful bidders for SOS supply was Conectiv Energy, an affiliate of DPL. Consequently, the affiliate sales from Conectiv Energy to DPL are subject to approval of FERC. FERC issued its order approving the affiliate sales on April 20, 2006. Because DPL is a public utility incorporated in Virginia, with Virginia retail customers, the affiliate sales from Conectiv Energy to DPL are subject to approval of the Virginia State Corporation Commission (VSCC) under the Virginia Affiliates Act. On May 1, 2006, the VSCC approved the affiliate transaction by granting an exemption to DPL for the 2006 agreement and for future power supply affiliate agreements between DPL and Conectiv Energy for DPL's non-Virginia SOS load requirements awarded pursuant to a state regulatory commission-supervised solicitation process.

     On April 6, 2006, Delaware enacted legislation that provides for a deferral of the financial impact of the increases through a three-step phase-in of the rate increases, with 15% of the increase taking effect on May 1, 2006, 25% of the increase taking effect on January 1, 2007, and any remaining balance taking effect on June 1, 2007. The program is an "opt-out" program where a customer can choose not to participate. On April 17, 2006, DPL filed with the DPSC tariffs implementing the legislation. On April 21, 2006, DPL filed revised tariffs reflecting DPL's agreement not to charge customers with interest on deferred balances; instead the interest cost will be absorbed by DPL. On April 25, 2006, DPL filed additional minor tariff revisions. The DPSC approved DPL's tariffs, as revised, on April 25, 2006. Below is a table showing the estimated maximum Delaware deferral balance of DPL, net of taxes, and the estimated total interest expense, net of taxes, at various levels of assumed customer participation, based on a projected interest cost of 5% accrued over the combined 37-month deferral and recovery period. While DPL cannot determine the final customer participation rate at this time, it expects that the participation rate will be below 100%.

Customer Participation Rate	Estimated Maximum Deferral Balance, Net of Taxes (millions)	Estimated Total Interest Expense, Net of Taxes (millions)
100%	$65	$4
75%	$49	$3
50%	$32	$2
25%	$16	$1

     The legislation also requires DPL to file an integrated resource plan, which is defined in the legislation to mean that DPL must evaluate all available supply options (including generation, transmission and demand-side management programs) during the planning period to ensure that DPL acquires sufficient and reliable supply resources to meet its customers' needs at minimal cost.

Maryland

     Under a settlement approved by the Maryland Public Service Commission (MPSC) in April 2003 addressing SOS service in Maryland following the expiration of the fixed-rate default supply obligations of DPL in mid-2004, DPL is required to provide default electricity supply to residential and small commercial customers through May 2008, to medium-sized commercial customers through May 2006, and was required to provide it to large commercial customers through May 2005. In accordance with the settlement, DPL purchases the power supply required to satisfy its default supply obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC.

     In March 2006, DPL announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results will have the effect of increasing the average monthly electric bill by about 35% for DPL's Maryland residential customers. Because Conectiv Energy, an affiliate of DPL, was one of the successful SOS supply bidders approved by the MPSC, Conectiv Energy has filed an application with FERC seeking approval of the affiliate sales from Conectiv Energy to DPL. DPL and Conectiv Energy also have filed an application with the VSCC for approval of the affiliate transaction under the Virginia Affiliates Act.

     On April 21, 2006, the MPSC approved a settlement agreement among DPL, the staff of the MPSC and the Maryland Office of People's Counsel, which provides for a rate mitigation plan for DPL's residential customers. Under the plan, the full increase for DPL's residential customers who affirmatively elect to participate will be phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. DPL will accrue the interest cost to fund the deferral program. The interest cost will be absorbed by DPL, during the period that the deferred balance is accumulated and collected from customers, to the extent of and offset against the margins that it otherwise would earn for providing SOS to residential customers. Below is a table showing the estimated maximum Maryland deferral balances for DPL, net of taxes, and the estimated total interest expense, net of taxes, at various levels of assumed customer participation based on a projected interest cost of 5% accrued over the combined 30-month deferral and recovery period. While DPL cannot determine its final customer participation rate at this time, it expects that its participation rate will be below 100%.

Customer Participation Rate	Estimated Maximum Deferral Balance, Net of Taxes (millions)	Estimated Total Interest Expense, Net of Taxes (millions)
100%	$22	$1
75%	$16	$1
50%	$11	$-
25%	$ 5	$-
Virginia

     Under amendments to the Virginia Electric Utility Restructuring Act implemented in March 2004, DPL is obligated to offer Default Service to customers in Virginia for an indefinite period until relieved of that obligation by the VSCC. DPL currently obtains all of the energy and capacity needed to fulfill its Default Service obligations in Virginia under a supply agreement that expires in May 2006. DPL has completed a competitive bid procedure for Default Service supply for the period June 2006 through May 2007, and has entered into a new supply agreement for that period with its affiliate Conectiv Energy, which was the lowest bidder. DPL and Conectiv Energy have filed an application with the VSCC for approval of the affiliate transaction under the Virginia Affiliates Act and Conectiv Energy has filed an application with FERC seeking approval for the affiliate sales.

     On March 10, 2006, DPL filed a rate increase with the VSCC for its Virginia Default Service customers to take effect on June 1, 2006, which would raise the average monthly bill for residential customers by approximately 43%. The new proposed rates are intended to allow DPL to recover its higher cost for energy established by the competitive bid procedure. The proposed rates must be approved by the VSCC. The VSCC has directed DPL to address whether the proxy rate calculation as required by a memorandum of agreement entered into by DPL and VSCC staff in June 2000 in the Virginia restructuring docket should be applied to the fuel factor in DPL's rate increase filing. DPL has calculated the loss it would incur if the VSCC were to declare the proxy calculation established in the 2000 memorandum of agreement for either 2005 or 2006 to be DPL's Virginia fuel factor for the 12 months beginning in June 1, 2006: if the 2005 proxy rates were used, DPL estimates it would recover approximately $7.64 million less, before taxes, than its actual energy supply cost resulting from the competitively bid supply contract for such period, while it would recover approximately $1.88 million less, before taxes, if the 2006 proxy rate were used. The Virginia Attorney General's office and VSCC staff each filed testimony on April 25, 2006, in which both argued that the 2000 memorandum of agreement requires that the proxy rate fuel factor calculation set forth therein must operate as a cap on recoverable purchased power costs. The VSCC staff's testimony also included its calculations of the proxy rates for 2005, which, if adopted by the VSCC, would result in DPL recovering even less than DPL's calculations show, ranging from $9.1 million to $11.5 million less, before taxes, than actual energy supply costs. DPL filed its response on May 2, 2006, rebutting the testimony of the Attorney General and VSCC staff and arguing that retail rates should not be set at a level below what is necessary to recover its prudently incurred costs of procuring the supply necessary for its Default Service obligation. A hearing before the VSCC is scheduled for May 16, 2006.

Environmental Litigation

     DPL is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. DPL may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. Although penalties assessed for violations of environmental laws and regulations are not recoverable from DPL's customers, environmental clean-up costs incurred DPL would be included by it in its cost of service for ratemaking purposes.

     In July 2004, DPL entered into an administrative consent order with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The MDE has approved the RI and DPL has completed and submitted the FS to MDE. The costs for completing the RI/FS for this site were approximately $150,000. Although the costs of cleanup resulting from the RI/FS will not be determinable until MDE approves the final remedy, DPL currently anticipates that the costs of removing MGP impacted soils and adjacent creek sediments will be in the range of $1.5 to $2.5 million; a $1.5 million charge was taken in the first quarter to reflect these anticipated costs.

     In the early 1970s, both Pepco and DPL sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco and DPL were notified by EPA that they, along with a number of other utilities and non-utilities, were potentially responsible parties in connection with the PCB contamination at the site.

     In 1999, DPL entered into a de minimis settlement with EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the Metal Bank/Cottman Avenue site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the site. DPL believes that any liability for natural resource damages at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

IRS Mixed Service Cost Issue

     During 2001, DPL changed its methods of accounting with respect to capitalizable construction costs for income tax purposes, which allow DPL to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through March 31, 2006, these accelerated deductions have generated incremental tax cash flow benefits of approximately $62 million for DPL, primarily attributable to its 2001 tax returns. On August 2, 2005, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) that will limit DPL's ability to utilize this method of accounting for income tax purposes on their tax returns for 2004 and prior years. On April 28, 2006, DPL received a draft of the IRS' proposed adjustment to its 2001-2002 deductions that disallows in their entirety all of the deductions claimed on its 2001-2002 returns. DPL intends to contest any IRS adjustment to its prior year income tax returns based on the Revenue Ruling. However, if the IRS is successful in applying this Revenue Ruling, DPL would be required to capitalize and depreciate a portion of the construction costs previously deducted and repay the associated income tax benefits, along with interest thereon. For the three months ended March 31, 2006, DPL recorded a $.4 million increase in income tax expense to account for the accrued interest that would be paid on the portion of tax benefits that DPL estimates would be deferred to future years if the construction costs previously deducted are required to be capitalized and depreciated.

     On the same day as the Revenue Ruling was issued, the Treasury Department released regulations that, if adopted in their current form, would require DPL to change its method of accounting with respect to capitalizable construction costs for income tax purposes for all future tax periods beginning in 2005. Under these regulations, DPL will have to capitalize and depreciate a portion of the construction costs that it had previously deducted and include the impact of this adjustment in taxable income over a two-year period beginning with tax year 2005. DPL is in the process of finalizing an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the IRS to replace the method disallowed by the proposed regulations.

     In February 2006, DPL's parent, PHI, paid approximately $121 million, a portion of which is attributable to DPL, to cover the amount of taxes management estimates will be payable once a new final method of tax accounting is adopted on its 2005 tax return, due to the proposed regulations. Although the increase in taxable income will be spread over the 2005 and 2006 tax return periods, the cash payments would have all occurred in 2006 with the filing of the 2005 tax return and the ongoing 2006 estimated tax payments. This $121 million tax payment was accelerated to eliminate the need to accrue additional federal interest expense for the potential IRS adjustment related to the previous tax accounting method PHI used during the 2001-2004 tax years.

81
(5) RESTATEMENT

     As reported in DPL's Annual Report on Form 10-K for the year ended December 31, 2005, our parent company, Pepco Holdings, restated its previously reported financial statements for the three months ended March 31, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. The restatement of Pepco Holdings consolidated financial statements was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The restatement to correct the accounting for the deferred compensation arrangements had no impact on DPL; however, DPL restated its previously reported financial statements for the three months ended March 31, 2005, to reflect the correction of other errors. The correction of these other errors, primarily relating to unbilled revenue, taxes, and various accrual accounts, was considered by management to be immaterial. The following table sets forth for DPL's results of operations and cash flows, for the three months ended March 31, 2005, and financial position at March 31, 2005, the impact of the restatement to correct the errors noted above (millions of dollars):

	March 31, 2005
	Previously Reported	Restated
Statements of Earnings
Total Operating Revenue	$370.3	$370.7
Total Operating Expenses	318.1	318.4
Total Operating Income	52.2	52.3
Income Before Income Tax Expense	44.3	44.4
Net Income	$23.8	26.1
Balance Sheets
Total Current Assets	$232.6	$232.5
Total Assets	$2,201.4	$2,201.3
Total Current Liabilities	$310.4	$310.2
Total Deferred Credits	730.4	730.5
Total Liabilities and Shareholder's Equity	$2,201.4	$2,201.3
Statements of Cash Flows
Net Cash From Operating Activities	$68.8	$63.9
Net Cash Used By Investing Activities	(21.1)	(21.1)
Net Cash Used By Financing Activities	(46.9)	(42.0)
82

THIS PAGE INTENTIONALLY LEFT BLANK.
83

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2006	(Restated) 2005
	(Millions of dollars)

Operating Revenue	$333.7	$309.3

Operating Expenses
Fuel and purchased energy	206.4	188.1
Other operation and maintenance	47.8	45.4
Depreciation and amortization	29.9	29.9
Other taxes	5.1	5.3
Deferred electric service costs	19.4	19.0
Total Operating Expenses	308.6	287.7

Operating Income	25.1	21.6

Other Income (Expenses)
Interest and dividend income	.2	.1
Interest expense	(15.2)	(14.1)
Other income	1.4	1.7
Other expense	(3.0)	-
Total Other Expenses	(16.6)	(12.3)

Income Before Income Tax Expense and Extraordinary Item	8.5	9.3

Income Tax Expense	2.2	4.0

Income Before Extraordinary Item	6.3	5.3

Extraordinary Item (net of tax of $6.2 million)	-	9.0

Net Income	6.3	14.3

Dividends on Redeemable Serial Preferred Stock	.1	.1

Earnings Available for Common Stock	6.2	14.2

Retained Earnings at Beginning of Period	178.6	211.6

Dividends paid to Pepco Holdings	(19.0)	(7.3)

Retained Earnings at End of Period	$165.8	$218.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

84

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	March 31, 2006	December 31, 2005
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$12.8	$8.2
Restricted cash	10.9	11.5
Accounts receivable, less allowance for uncollectible accounts of $5.4 million and $5.2 million, respectively	162.4	206.0
Fuel, materials and supplies-at average cost	49.1	39.6
Prepaid expenses and other	16.1	12.3
Total Current Assets	251.3	277.6

INVESTMENTS AND OTHER ASSETS
Regulatory assets	907.1	910.4
Restricted funds held by trustee	12.6	11.1
Prepaid pension expense	5.7	8.0
Other	22.5	22.6
Total Investments and Other Assets	947.9	952.1

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,003.0	1,915.6
Accumulated depreciation	(603.1)	(585.3)
Net Property, Plant and Equipment	1,399.9	1,330.3

TOTAL ASSETS	$2,599.1	$2,560.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

85

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	March 31, 2006	December 31, 2005
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$22.6	$22.6
Current maturities of long-term debt	29.3	94.0
Accounts payable and accrued liabilities	128.1	182.2
Accounts payable to associated companies	12.8	38.3
Taxes accrued	76.1	75.8
Interest accrued	11.4	12.9
Other	42.3	37.3
Total Current Liabilities	322.6	463.1

DEFERRED CREDITS
Regulatory liabilities	290.6	206.3
Income taxes	440.8	432.5
Investment tax credits	16.2	16.5
Other postretirement benefit obligation	47.7	46.4
Other	21.3	20.2
Total Deferred Credits	816.6	721.9

LONG-TERM LIABILITIES
Long-term debt	481.7	376.7
Transition Bonds issued by ACE Funding	487.0	494.3
Capital lease obligations	.2	.2
Total Long-Term Liabilities	968.9	871.2

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2

SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, and 8,546,017 shares outstanding	25.6	25.6
Premium on stock and other capital contributions	293.4	293.4
Retained earnings	165.8	178.6
Total Shareholder's Equity	484.8	497.6

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,599.1	$2,560.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

86

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2006	(Restated) 2005
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$6.3	$14.3
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	-	(15.2)
Depreciation and amortization	29.9	29.9
Deferred income taxes	9.1	(7.6)
Changes in:
Accounts receivable	43.6	.8
Accounts payable and accrued liabilities	(77.0)	2.1
Regulatory assets, net	18.2	21.2
Interest and taxes accrued	(5.3)	29.3
Other changes in working capital	(7.3)	(.6)
Net other operating	3.2	2.2
Net Cash From Operating Activities	20.7	76.4

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(29.7)	(23.6)
Net other investing activities	.8	1.7
Net Cash Used By Investing Activities	(28.9)	(21.9)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(19.0)	(7.3)
Dividends paid on preferred stock	(.1)	(.1)
Long-term debt issued	105.0	-
Long-term debt redeemed	(72.1)	(19.2)
Repayment of short-term debt, net	-	(23.5)
Net other financing activities	(1.0)	(3.9)
Net Cash From (Used By) Financing Activities	12.8	(54.0)

Net increase in Cash and Cash Equivalents	4.6	.5
Cash and Cash Equivalents at Beginning of Period	8.2	4.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12.8	$4.8

NONCASH ACTIVITIES
Excess depreciation reserve transferred to regulatory liabilities	$-	$131.0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for income taxes (includes payments to PHI for Federal income taxes)	$4.2	$(4.2)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC COMPANY
(1) ORGANIZATION

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission and distribution of electricity in southern New Jersey. ACE provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Basic Generation Service (BGS). ACE's service territory covers approximately 2,700 square miles and has a population of approximately 1.0 million. ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and ACE and certain activities of ACE are subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC) under PUHCA 2005.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     ACE's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of ACE's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE's financial condition as of March 31, 2006, in accordance with GAAP. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three months ended March 31, 2006 may not be indicative of results that will be realized for the full year ending December 31, 2006 since the sales of electric energy are seasonal.

Consolidation of Variable Interest Entities -- FIN 46R

     ACE has power purchase agreements (PPAs) with a number of entities, including three nonutility generation contracts (NUGs). Due to a variable element in the pricing structure of the NUGs, ACE potentially assumes the variability in the operations of the plants related to these PPAs and, therefore, has a variable interest in the entities. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (revised December 2003), entitled "Consolidation of Variable Interest Entities," ACE continued, during the first quarter of 2006, to conduct exhaustive efforts to obtain information from these entities, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, ACE has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Net power purchase activities with the counterparties to the NUGs for the three months ended March 31, 2006 and 2005 were approximately $84 million and $80 million, respectively, of which $74 million and $71 million, respectively, related to power purchases under the NUGs. ACE does not have exposure to loss under the PPA agreements since cost recovery will be achieved from its customers through regulated rates.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended March 31, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$ 10.2	$ 9.4	$ 2.5	$ 2.1
Interest cost	24.2	24.3	9.0	8.4
Expected return on plan assets	(32.5)	(30.7)	(3.1)	(2.5)
Amortization of prior service cost	.2	.3	(.9)	(1.0)
Amortization of net loss	3.9	2.5	3.0	2.5
Net periodic benefit cost	$ 6.0	$ 5.8	$10.5	$9.5
Pension

     The pension net periodic benefit cost for the three months ended March 31, 2006, of $6.0 million includes $2.3 million for ACE. The pension net periodic benefit cost for the three months ended March 31, 2005, of $5.8 million includes $2.1 million for ACE. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2005 and 2004 PHI made discretionary tax-deductible cash contributions to the plan of $60 million and $10 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. During the quarter ended March 31, 2006, no contributions were made. The potential discretionary funding of the pension plan in 2006 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

    The other postretirement net periodic benefit cost for the three months ended March 31, 2006, of $10.5 million includes $2.3 million for ACE. The other postretirement net periodic benefit cost for the three months ended March 31, 2005, of $9.5 million includes $2.3 million for ACE. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.

Effective Tax Rate

     ACE's effective tax rate for the three months ended March 31, 2006 was 26% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences, and changes in estimates related to tax liabilities of prior tax years subject to audit, partially offset by an adjustment to accumulated deferred taxes (which is the primary reason for the lower effective tax rate as compared to 2005) and the flow-through of deferred investment tax credits.

     ACE's effective tax rate before the extraordinary item for the three months ended March 31, 2005 was 43% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences, and change in estimates related to tax liabilities of prior tax years subject to audit, partially offset by the flow-through of deferred investment tax credits.

Extraordinary Item

     On April 19, 2005, a settlement related to ACE's electric distribution rate case was reached among ACE, the Staff of the New Jersey Board of Public Utilities (NJBPU), the New Jersey Ratepayer Advocate, and active intervener parties. As a result of this settlement, ACE reversed $15.2 million ($9.0 million, after-tax) in accruals related to certain deferred costs that are now deemed recoverable. The after-tax credit to income of $9.0 million is classified as an extraordinary item (gain) since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

Debt
In January 2006, ACE retired at maturity $65 million of medium-term notes with a weighted average interest rate of 6.19%.

     In January 2006, ACE Funding made principal payments of $5.1 million on Series 2002-1 Bonds, Class A-1 and $2.0 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.

     In March 2006, ACE issued, through a private placement, $105 million of 5.80% Senior Notes due 2036. The proceeds were used to repay short-term debt incurred earlier in the quarter to repay medium-term notes at maturity.

90
Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to ACE for the quarters ended March 31, 2006 and 2005 were $21.2 million and $20.1 million, respectively.

In addition to the PHI Service Company charges described above, ACE's Consolidated Statements of Earnings include the following related party transactions:
	For the Quarters Ended March 31,
	2006	2005
Income (Expense)	(Millions of dollars)
Purchased power from Conectiv Energy Supply (included in fuel and purchased energy)	$(18.8)	$(13.3)
As of March 31, 2006 and December 31, 2005, ACE had the following balances on its Consolidated Balance Sheets due (to)/from related parties:
	2006	2005
Asset (Liability)	(Millions of dollars)
Payable to Related Party (current)
PHI Service Company	$(6.5)	$(7.2)
Conectiv Energy Supply	(6.2)	(30.9)
Other Related Party Activity	(.1)	(.2)
Total Net Payable to Related Parties	$(12.8)	$(38.3)
Money Pool Balance with Pepco Holdings (included in cash and cash equivalents on the balance sheet)	$8.0	$4.0

New Accounting Standards
Accounting for Life Settlement Contracts by Third-Party Investors -- FSP FTB 85-4-1

     In March 2006, the FASB issued FASB Staff Position (FSP) FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. The FSP also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ended December 31, 2007 for ACE). ACE is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

91
Accounting for Purchases and Sales of Inventory with the Same Counterparty -- EITF 04-13

     In September 2005, the FASB ratified EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006 (April 1, 2006 for ACE). EITF 04-13 would not affect ACE's net income, overall financial condition, or cash flows, but rather could result in certain revenues and costs, including wholesale revenues and purchased power expenses, being presented on a net basis. ACE is in the process of evaluating the impact of EITF 04-13 on its Consolidated Statements of Earnings presentation of purchases and sales.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ACE has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Rate Proceedings
Federal Energy Regulatory Commission

     On January 31, 2005, ACE filed an application with FERC seeking to reset its rates for network transmission service using a formula methodology. ACE also sought a 12.4% return on common equity and a 50-basis-point return on equity adder that FERC had made available to transmission utilities who had joined Regional Transmission Organizations and thus turned over control of their assets to an independent entity. FERC issued an order on May 31, 2005, approving the rates to go into effect June 1, 2005, subject to refund, hearings, and further orders. The new rates reflected an increase of 3.3% ACE's transmission rates.

     On March 20, 2006, ACE submitted an offer of settlement of all issues in the rate proceeding, which was supported by all of the active parties in the proceeding. On April 6, 2006, the presiding administrative law judge certified the uncontested offer of settlement to FERC and FERC approved the settlement on April 19, 2006, without condition or modification. The approved settlement affirms the formula rate method for ACE and sets the return on common equity (ROE) at 10.8% on existing facilities and at 11.3% on transmission facilities placed in service on or after January 1, 2006. The settlement also provides for a three-year moratorium, starting June 1, 2005, on requests by all parties to change the base non-incentive ROEs. A moratorium on requesting changes in the formula itself is in effect through May 2009, with a moratorium on the annual review protocols through May 2010. In lieu of refunds, the formula's reconciliation to actual costs for the current rate year, to be applied in the upcoming rate year, will reflect the settlement ROEs and other formula clarifications retrospectively.

92
Restructuring Deferral

     Pursuant to orders issued by the NJBPU under New Jersey Electric Discount and Energy Competition Act (EDECA), beginning August 1, 1999, ACE was obligated to provide BGS to retail electricity customers in its service territory who did not choose a competitive energy supplier. For the period August 1, 1999 through July 31, 2003, ACE's aggregate costs that it was allowed to recover from customers exceeded its aggregate revenues from supplying BGS. These under-recovered costs were partially offset by a $59.3 million deferred energy cost liability existing as of July 31, 1999 (LEAC Liability) that was related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs. ACE established a regulatory asset in an amount equal to the balance of under-recovered costs.

     In August 2002, ACE filed a petition with the NJBPU for the recovery of approximately $176.4 million in actual and projected deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE over the four-year period August 1, 1999 through July 31, 2003, net of the $59.3 million offset for the LEAC Liability. The petition also requested that ACE's rates be reset as of August 1, 2003 so that there would be no under-recovery of costs embedded in the rates on or after that date. The increase sought represented an overall 8.4% annual increase in electric rates. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA.

     In July 2004, the NJBPU issued a final order in the restructuring deferral proceeding confirming a July 2003 summary order, which (i) permitted ACE to begin collecting a portion of the deferred costs and reset rates to recover on-going costs incurred as a result of EDECA, (ii) approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003, (iii)  transferred to ACE's then pending base rate case for further consideration approximately $25.4 million of the deferred balance, and (iv) estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. ACE believes the record does not justify the level of disallowance imposed by the NJBPU in the final order. In August 2004, ACE filed with the Appellate Division of the Superior Court of New Jersey (the Superior Court), which hears appeals of New Jersey administrative agencies, including the NJBPU, a Notice of Appeal with respect to the July 2004 final order. ACE's initial brief was filed on August 17, 2005. Cross-appellant briefs on behalf of the Division of the New Jersey Ratepayer Advocate and Cogentrix Energy Inc., the co-owner of two cogeneration power plants with contracts to sell ACE approximately 397 megawatts of electricity, were filed on October 3, 2005. The NJBPU Staff filed briefs on December 12, 2005. ACE filed its reply briefs on January 30, 2006. The Superior Court has not yet set the schedule for oral argument.

Default Electricity Supply Proceedings
New Jersey

     On October 12, 2005, the NJBPU, following the evaluation of proposals submitted by ACE and the other three electric distribution companies located in New Jersey, issued an order reaffirming the current BGS auction process for the annual period from June 1, 2006 through May 2007. The NJBPU order maintains the current size and make up of the Commercial and Industrial Energy Pricing class (CIEP) and approved the electric distribution companies' recommended approach for the CIEP auction product, but deferred a decision on the level of the retail margin funds.

93
Proposed Shut Down of B.L. England Generating Facility

    In April 2004, pursuant to a NJBPU order, ACE filed a report with the NJBPU recommending that ACE's B.L. England generating facility, a 447 megawatt plant, be shut down. The report stated that, while operation of the B.L. England generating facility was necessary at the time of the report to satisfy reliability standards, those reliability standards could also be satisfied in other ways. The report concluded that, based on B.L. England's current and projected operating costs resulting from compliance with more restrictive environmental requirements, the most cost-effective way in which to meet reliability standards is to shut down the B.L. England generating facility and construct additional transmission enhancements in southern New Jersey.

     In December 2004, ACE filed a petition with the NJBPU requesting that the NJBPU establish a proceeding that would consist of a Phase I and Phase II and that the procedural process for the Phase I proceeding require intervention and participation by all persons interested in the prudence of the decision to shut down B.L. England generating facility and the categories of stranded costs associated with shutting down and dismantling the facility and remediation of the site. ACE contemplates that Phase II of this proceeding, which would be initiated by an ACE filing in 2008 or 2009, would establish the actual level of prudently incurred stranded costs to be recovered from customers in rates. The NJBPU has not acted on this petition.

     In a January 24, 2006 Administrative Consent Order (ACO) among PHI, Conectiv, ACE, the New Jersey Department of Environmental Protection (NJDEP) and the Attorney General of New Jersey, ACE agreed to shut down and permanently cease operations at the B.L. England generating facility by December 15, 2007 if ACE does not sell the plant. ACE recorded an asset retirement obligation of $60 million during the first quarter of 2006 (this is reflected as a regulatory liability in ACE's consolidated balance sheet). The shut-down of the B.L. England generating facility will be subject to necessary approvals from the relevant agencies and the outcome of the auction process, discussed under "ACE Auction of Generating Assets," below.

ACE Auction of Generation Assets

     In May 2005, ACE announced that it would again auction its electric generation assets, consisting of its B.L. England generating facility and its ownership interests in the Keystone and Conemaugh generating stations. On November 15, 2005, ACE announced an agreement to sell its interests in the Keystone and Conemaugh generating stations to Duquesne Light Holdings Inc. for $173.1 million. The sale, subject to approval by the NJBPU as well as other regulatory agencies and certain other legal conditions, is expected to be completed in the third quarter of 2006.

     ACE received final bids for B.L. England on April 19, 2006. Any successful bid for B.L. England must include assumption of all environmental liabilities associated with the plant in accordance with the auction standards previously issued by the NJBPU.

     Any sale of B.L. England will not affect the stranded costs associated with the plant that already have been securitized. If B.L. England is sold, ACE anticipates that, subject to regulatory approval in Phase II of the proceeding described above, approximately $9 to $10 million of additional assets may be eligible for recovery as stranded costs. The net gains on the sale of the Keystone and Conemaugh generating stations will be an offset to stranded costs associated with the sale or shutdown of B.L. England or will be offset through other ratemaking adjustments. Testimony filed by ACE with the NJBPU in December 2005 estimated net gains of approximately $126.9 million; however, the net gains ultimately realized will depend upon the timing of the closing of the sale of ACE's interests in the Keystone and Conemaugh generating stations, transaction costs and other factors.

Environmental Litigation

     ACE is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. ACE may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. Although penalties assessed for violations of environmental laws and regulations are not recoverable from ACE's customers, environmental clean-up costs incurred by ACE would be included by it in its respective cost of service for ratemaking purposes.

     In June 1992, EPA identified ACE as a potentially responsible party (PRP) at the Bridgeport Rental and Oil Services Superfund site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with EPA and NJDEP to address remediation of the site. ACE's liability is limited to .232 percent of the aggregate remediation liability and thus far ACE has made contributions of approximately $105,000. Based on information currently available, ACE anticipates that it may be required to contribute approximately an additional $52,000. ACE believes that its liability at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an ACO with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. Positive results of groundwater monitoring events have resulted in a reduced level of groundwater monitoring. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. Based on information currently available, ACE anticipates that its share of additional cost associated with this site will be approximately $626,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial position, results of operations or cash flows.

     On January 24, 2006, PHI, Conectiv and ACE entered into an ACO with NJDEP and the Attorney General of New Jersey resolving New Jersey's claim for alleged violations of the Federal Clean Air Act (CAA) and the NJDEP's concerns regarding ACE's compliance with NSR requirements and the New Jersey Air Pollution Control Act (APCA) with respect to the B.L. England generating facility and various other environmental issues relating to facilities of ACE and a subsidiary of Conectiv Energy Holding Company (Conectiv Energy) in New Jersey. Among other things, the ACO provides that:

95

•

Contingent upon the receipt of necessary approvals for the construction of substation and transmission facilities to compensate for the shut down of B.L. England, ACE will permanently cease operation of the B.L. England generating facility by December 15, 2007 if ACE does not sell the facility. In the event that ACE is unable to shut down the B.L. England facility by December 15, 2007 through no fault of its own, (i) ACE may operate B.L. England Unit 1 after December 15, 2007 for certain limited purposes and/or for electric system reliability during the summer months in the years 2008 to 2012, and (ii) B.L. England Unit 1 and 2 would be required to comply with stringent emissions limits by December 15, 2012 and May 1, 2010, respectively. If ACE fails to meet those 2010 and 2012 deadlines for reducing emissions, ACE would be required to pay up to $10 million in civil penalties.

•

If B.L. England is shut down by December 15, 2007, ACE will surrender to NJDEP certain SO2 and NOx allowances allocated to B.L. England Units 1 and 2, contingent upon approval by the NJBPU recognizing cost impacts of the surrender.

•

In the event that ACE is unable to shut down B.L. England Units 1 and 2 by December 15, 2007 through no fault of its own, ACE will surrender NOx and SO2 allowances not needed to satisfy the operational needs of B.L. England Units 1 and 2, contingent upon approval by the NJBPU recognizing cost impacts of the surrender.

•

To resolve any possible civil liability (and without admitting liability) for violations of APCA and the PSD provisions of the CAA, ACE paid a $750,000 civil penalty to NJDEP in June 2004 and will undertake environmental projects that are beneficial to the state of New Jersey and approved by the NJDEP or donate property valued at $2 million.

•

To resolve any possible civil liability (and without admitting liability) for natural resource damages resulting from groundwater contamination at ACE's B.L. England facility and Conectiv Energy's Deepwater facility and ACE's operations center near Pleasantville, New Jersey, ACE and Conectiv Energy paid NJDEP $674,162 and will remediate the groundwater contamination at all three sites.

•

The ACO allows the sale of the B.L. England facility through the B.L. England auction process to a third party that is not committing to repower or otherwise meet the ACO's emissions limits, subject to a 45-day right of first refusal in favor of NJDEP for purchase of B.L. England on terms and conditions no less favorable to ACE than those offered by a third party. In the event that ACE enters into a third-party agreement through the B.L. England auction process with an entity that commits to repower B.L. England or otherwise meet the ACO's emission limits, NJDEP does not have a right of first refusal.

•

If ACE does not sell B.L. England and the facility is shut down by December 15, 2007, ACE will give NJDEP or a charitable conservancy six months to negotiate an agreement to purchase B.L. England. If no agreement is reached, ACE may seek bids for B.L. England from third parties, subject to a 45-day right of first refusal in favor of NJDEP for purchase of B.L. England on terms and conditions no less favorable to ACE than those offered by a third party.

     The ACO does not resolve any federal claims for alleged violations at the B.L. England generating station or any federal or state claims regarding alleged violations at Conectiv

Energy's Deepwater generating station, about which EPA and NJDEP sought information beginning in February 2000 pursuant to CAA Section 114, or any other facilities. PHI does not believe that any of its subsidiaries has any liability with respect thereto, but cannot predict the consequences of the federal and state inquiries.

IRS Mixed Service Cost Issue

     During 2001, ACE changed its methods of accounting with respect to capitalizable construction costs for income tax purposes, which allow ACE to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through March 31, 2006, these accelerated deductions have generated incremental tax cash flow benefits of approximately $49 million for ACE, primarily attributable to its 2001 tax returns. On August 2, 2005, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) that will limit ACE's ability to utilize this method of accounting for income tax purposes on its tax returns for 2004 and prior years. On April 28, 2006, ACE received a draft of the IRS' proposed adjustment to its 2001-2002 deductions that disallows in their entirety all of the deductions claimed on its 2001-2002 returns. ACE intends to contest any IRS adjustment to its prior year income tax returns based on the Revenue Ruling. However, if the IRS is successful in applying this Revenue Ruling ACE would be required to capitalize and depreciate a portion of the construction costs previously deducted and repay the associated income tax benefits, along with interest thereon. For the three months ended March 31, 2006, ACE recorded a $.3 million increase in income tax expense to account for the accrued interest that would be paid on the portion of tax benefits that ACE estimates would be deferred to future years if the construction costs previously deducted are required to be capitalized and depreciated.

     On the same day as the Revenue Ruling was issued, the Treasury Department released regulations that, if adopted in their current form, would require ACE to change its method of accounting with respect to capitalizable construction costs for income tax purposes for all future tax periods beginning in 2005. Under these regulations, ACE will have to capitalize and depreciate a portion of the construction costs that it had previously deducted and include the impact of this adjustment in taxable income over a two-year period beginning with tax year 2005. ACE is in the process of finalizing an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the IRS to replace the method disallowed by the proposed regulations.

     In February 2006, ACE's parent, PHI, paid approximately $121 million, a portion of which is attributable to ACE, to cover the amount of taxes management estimates will be payable once a new final method of tax accounting is adopted on its 2005 tax return, due to the proposed regulations. Although the increase in taxable income will be spread over the 2005 and 2006 tax return periods, the cash payments would have all occurred in 2006 with the filing of the 2005 tax return and the ongoing 2006 estimated tax payments. This $121 million tax payment was accelerated to eliminate the need to accrue additional federal interest expense for the potential IRS adjustment related to the previous tax accounting method PHI used during the 2001-2004 tax years.

97
(5) RESTATEMENT

     As reported in ACE's Annual Report on Form 10-K for the year ended December 31, 2005, Pepco Holdings, restated its previously reported consolidated financial statements for the three months ended March 31, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. The restatement of Pepco Holdings consolidated financial statements was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income.  The restatement to correct the accounting for the deferred compensation arrangements had no impact on ACE; however, ACE restated its previously reported consolidated financial statements for the three months ended March 31, 2005, to reflect the correction of other errors. The correction of these other errors, primarily relating to taxes, and various accrual accounts, was considered by management to be immaterial. The following table sets forth for ACE's results of operations and cash flows, for the three months ended March 31, 2005, and financial position at March 31, 2005, the impact of the restatement to correct the errors noted above (millions of dollars):

	March 31, 2005
	Previously Reported	Restated
Consolidated Statements of Earnings
Total Operating Expenses	$289.6	$287.7
Total Operating Income	19.7	21.6
Other Income (Expenses)	(11.7)	(12.3)
Income Before Income Tax Expense	8.0	9.3
Net Income	$14.0	$14.3
Consolidated Balance Sheets
Total Current Assets	$235.9	$235.8
Total Investments and Other Assets	1,065.8	1,063.7
Total Assets	$2,582.4	$2,580.2
Total Current Liabilities	$351.7	$350.7
Total Deferred Credits	792.5	792.7
Total Shareholder's Equity	538.9	537.5
Total Liabilities and Shareholder's Equity	$2,582.4	$2,580.2
Consolidated Statements of Cash Flows
Net Cash From Operating Activities	$72.7	$76.4
Net Cash Used By Investing Activities	(21.9)	(21.9)
Net Cash Used By Financing Activities	(50.1)	(54.0)
Consolidated Statements of Shareholder's Equity
Retained Earnings at March 31	$219.9	$218.5

98
THIS PAGE INTENTIONALLY LEFT BLANK.
99

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:

100

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PEPCO HOLDINGS, INC.
RESTATEMENT

     As reported in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005, Pepco Holdings restated its previously reported consolidated financial statements for the three months ended March 31, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various other accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. This restatement was required solely because the cumulative impact of the correction, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. See Note 6, "Restatement," to PHI's Consolidated Financial Statements for further discussion.

GENERAL OVERVIEW
Pepco Holdings, Inc. (PHI or Pepco Holdings) is a public utility holding company that, through its operating subsidiaries, is engaged primarily in two principal business operations:
•	electricity and natural gas delivery (Power Delivery), and
•	competitive energy generation, marketing and supply (Competitive Energy).

     The Power Delivery business is the largest component of PHI's business. For the three months ended March 31, 2006 and 2005, the operating revenues of the Power Delivery business (including intercompany amounts) were equal to 60% and 61% of PHI's consolidated operating revenues, and the operating income of the Power Delivery business (including income from intercompany transactions) was equal to 68%, and 75% of PHI's consolidated operating income, respectively. The Power Delivery business consists primarily of the transmission, distribution and default supply of electric power, which was responsible for 91% and 90% of Power Delivery's operating revenues for the three months ended March 31, 2006 and 2005, respectively, and the distribution of natural gas, which contributed 9% and 10% of Power Delivery's operating revenues over the same periods, respectively. Power Delivery represents one operating segment for financial reporting purposes.

     The Power Delivery business is conducted by three utility subsidiaries: Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE). Each of these companies is a regulated public utility in the jurisdictions that comprise its service territory. Each company is responsible for the distribution of electricity and, in the case of DPL, natural gas in its service territory, for which it is paid tariff rates established by the local public service commissions. Each company also supplies electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive energy supplier. The regulatory term for this supply service varies by jurisdiction as follows:

101

Delaware	Provider of Last Resort service (POLR) -- before May 1, 2006 Standard Offer Service (SOS) -- on and after May 1, 2006
District of Columbia	SOS
Maryland	SOS
New Jersey	Basic Generation Service (BGS)
Virginia	Default Service
PHI and its subsidiaries refer to this supply service in each of the jurisdictions generally as Default Electricity Supply.

     Pepco, DPL and ACE are also responsible for the transmission of wholesale electricity into and across their service territories. The rates each company is permitted to charge for the wholesale transmission of electricity are regulated by the Federal Energy Regulatory Commission (FERC).

The profitability of the Power Delivery business depends on its ability to recover costs and earn a reasonable return on its capital investments through the rates it is permitted to charge.
Power Delivery's operating revenue and income are seasonal, and weather patterns may have a material impact on operating results.

     The Competitive Energy business provides competitive generation, marketing and supply of electricity and gas, and related energy management services primarily in the mid-Atlantic region. These operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services), each of which is treated as a separate operating segment for financial reporting purposes. For the three months ended March 31, 2006 and 2005, the operating revenues of the Competitive Energy business (including intercompany amounts) were equal to 47% and 48%, respectively, of PHI's consolidated operating revenues, and the operating income of the Competitive Energy business (including operating income from intercompany transactions) was 21% and 13% of PHI's consolidated operating income over the same periods. For the three months ended March 31, 2006 and 2005, amounts equal to 13%, and 14%, respectively, of the operating revenues of the Competitive Energy business were attributable to electric energy and capacity, and natural gas sold to the Power Delivery segment.

•

Conectiv Energy provides wholesale electric power, capacity and ancillary services in the wholesale markets administered by PJM Interconnection, LLC (PJM) and also supplies electricity to other wholesale market participants under long- and short-term bilateral contracts. PHI refers to these wholesale supply operations as Merchant Generation. Conectiv Energy has a power supply agreement under which it provides DPL with all of the electric power needed for distribution to its Default Electricity Supply customers in Delaware and Virginia. Conectiv Energy also supplies electric power to satisfy a portion of ACE's Default Electricity Supply load and DPL's Maryland Default Electricity Supply load, as well as Default Electricity Supply load shares of other mid-Atlantic utilities. PHI refers to the supply of energy by Conectiv Energy to utilities to fulfill their Default Electricity Supply obligations as Full Requirements Load

102

Service. Conectiv Energy obtains the electricity required to meet its Merchant Generation and Full Requirements Load Service power supply obligations from its own generation plants, under bilateral contract purchases from other wholesale market participants and from purchases in the PJM wholesale market. Conectiv Energy also sells natural gas and fuel oil to very large end-users and to wholesale market participants under bilateral agreements. PHI refers to these sales operations as Other Power, Oil & Gas Marketing.

•

Pepco Energy Services sells retail electricity and natural gas and provides integrated energy management services, primarily in the mid-Atlantic region, and its subsidiaries own and operate generation plants located in PJM. Pepco Energy Services also provides high voltage construction and maintenance services to utilities and other customers throughout the United States and low voltage electric and telecommunication construction and maintenance services primarily in the Washington, D.C. area.

     Conectiv Energy's primary objective is to maximize the value of its generation fleet by leveraging its operational and fuel flexibilities. Pepco Energy's primary objective is to capture retail energy supply and service opportunities primarily in the mid-Atlantic region. The financial results of the Competitive Energy business can be significantly affected by wholesale and retail energy prices, the cost of fuel to operate the Conectiv Energy plants, and the cost of purchased energy necessary to meet its power supply obligations.

     In order to lower its financial exposure related to commodity price fluctuations, Conectiv Energy entered into an agreement consisting of a series of energy contracts with an international investment banking firm. This agreement is designed to hedge approximately 50% of Conectiv Energy's generation output and approximately 50% of its supply obligations, with the intention of providing Conectiv Energy with a more predictable earnings stream during the term of the agreement. This agreement consists of two major components: (i) a fixed price energy supply hedge that will be used to reduce Conectiv Energy's financial exposure under its current Default Electricity Supply commitment to DPL which ended on April 30, 2006 and (ii) a generation off-take agreement under which Conectiv Energy will receive a fixed monthly payment from the counterparty, and the counterparty will receive the profit realized from the sale of approximately 50% of the electricity generated by Conectiv Energy's plants (excluding the Edge Moor facility).

     Conectiv Energy has taken steps to hedge its generation output and supply obligations after May 2006 by entering into various new standard product supply agreements, full requirement supply contracts, bilateral energy and capacity sales agreements and various fuel and power supply transactions to hedge the related fuel and power requirements.

The Competitive Energy business, like the Power Delivery business, is seasonal, and therefore weather patterns can have a material impact on operating results.

     Through its subsidiary, Potomac Capital Investment Corporation (PCI), PHI maintains a portfolio of cross-border energy sale-leaseback transactions with a book value at March 31, 2006 of approximately $1.3 billion. This activity constitutes a fourth operating segment, which is designated as "Other Non-Regulated," for financial reporting purposes.

     For additional information including information about PHI's business strategy refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in PHI's Form 10-K for the year ended December 31, 2005.

103
EARNINGS OVERVIEW
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
PHI's net income for the first quarter ended March 31, 2006 was $56.8 million, or $.29 per share compared to $54.7 million, or $.29 per share for the first quarter ended March 31, 2005.

     Net income for the 2006 quarter included the (charges) and credits set forth below (which are presented net of tax and in millions of dollars). The segment that recognized the (charge) or credit is also indicated.

•	Conectiv Energy
	-	Gain on disposition of an interest in a cogeneration joint venture	$ 7.9
•	Pepco Energy Services
	-	Impairment loss on certain energy services business assets	$(4.1)

     Net income for the 2005 quarter included the (charges) and credits set forth below (which are presented net of tax and in millions of dollars). The segment that recognized the (charge) or credit is also indicated.

•	Power Delivery
	Impact of ACE base rate case settlement:
	Ordinary loss from write-offs of disallowance of regulatory assets net of reserve	$(3.9)
	Extraordinary gain from reversal of restructuring reserves	9.0
	Net impact	$ 5.1
Excluding the items listed above, net income would have been $53.0 million in the 2006 quarter and $49.6 million in the 2005 quarter.
PHI's net income for the first quarter ended March 31, 2006 compared to the first quarter ended March 31, 2005 is set forth in the table below (millions of dollars):

	2006	2005	Change
Power Delivery	$ 37.6	$ 50.0	$ (12.4)
Conectiv Energy	17.1	4.5	12.6
Pepco Energy Services	5.5	2.6	2.9
Other Non-Regulated	9.6	12.6	(3.0)
Corporate & Other	(13.0)	(15.0)	2.0
Total PHI Net Income (GAAP)	$ 56.8	$ 54.7	$ 2.1

104
Discussion of Segment Net Income Variances:

     Power Delivery's lower earnings of $12.4 million are primarily due to the following: (i) $9.0 million of decreased earnings primarily due to lower regulated T&D sales (heating degree days decreased by 15% compared to 2005), (ii) $5.1 million of lower earnings because of the ACE base rate case settlement and associated extraordinary gain from reversal of restructuring reserves in 2005, and (iii) $3.9 million of lower earnings due to higher operation and maintenance costs, attributable primarily to increased electric system restoration and maintenance activity; partially offset by (iv) $4.5 million of increased earnings due to higher Default Electricity Supply margins primarily as a result of higher procurement costs for the period January 22, 2005 to February 8, 2005, which represents the period between the expiration of the TPA long-term supply contracts and commencement of the new supply contracts under the competitive bid process in the District of Columbia.

     Conectiv Energy's higher earnings of $12.6 million are primarily due to the following: (i) $8.8 million increase in merchant generation earnings, which resulted primarily from favorable power hedges due to lower prices driven by warm weather, (ii) $7.9 million gain on disposition of an interest in a cogeneration facility, and (iii) $4.4 million increase related to Other Power, Oil & Gas Marketing Services (increase in wholesale gas margins); partially offset by (iv) $7.6 million of lower Full Requirements Load Service earnings as a result of less favorable hedges.

     Pepco Energy Services' higher earnings of $2.9 million are primarily due to the following: (i) $5.0 million of higher earnings from its retail commodity business due to increased gross margins, due primarily to improved congestion cost management and gains on the sale of excess energy supply that resulted from the return of customers to standard offer service supply, and (ii) $2.5 million increased earnings from its energy services business, including thermal energy sales, due to higher revenues and margins and lower operating expenses in 2006; partially offset by (iii) $4.1 million impairment loss on certain energy services business assets.

     Other Non-Regulated lower earnings of $3.0 million are primarily due to the following: (i) $4.8 million related to the gain on the sale of PCI's Solar Electric Generation Stations (SEGS) investment in 2005; partially offset by (ii) $1.8 million increase in investment activity and reduction in interest expense.

Corporate and Other higher earnings of $2.0 million are primarily due to a reduction in net interest expense.
CONSOLIDATED RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. All amounts in the tables (except sales and customers) are in millions.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
Operating Revenue
A detail of the components of PHI's consolidated operating revenues is as follows:
105

	2006	2005	Change
Power Delivery	$1,174.8	$1,098.4	$76.4
Conectiv Energy	551.3	509.4	41.9
Pepco Energy Services	369.7	352.9	16.8
Other Non-Regulated	20.9	21.1	(.2)
Corporate and Other	(164.8)	(183.0)	18.2
Total Operating Revenue	$1,951.9	$1,798.8	$153.1

Power Delivery Business
The following table categorizes Power Delivery's operating revenue by type of revenue.
	2006	2005	Change
Regulated T&D Electric Revenue	$366.9	$372.8	$(5.9)
Default Supply Revenue	679.9	596.6	83.3
Other Electric Revenue	17.6	18.0	(.4)
Total Electric Operating Revenue	1,064.4	987.4	77.0

Regulated Gas Revenue	99.9	92.0	7.9
Other Gas Revenue	10.5	19.0	(8.5)
Total Gas Operating Revenue	110.4	111.0	(.6)

Total Power Delivery Operating Revenue	$1,174.8	$1,098.4	$76.4

     Regulated Transmission and Distribution (T&D) Electric Revenue consists of revenue from the transmission and the delivery of electricity to PHI's customers within its service territories at regulated rates.

     Default Supply Revenue is the revenue received for Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy and Other Services Cost of Sales.

Other Electric Revenue consists of utility-related work and services performed on behalf of customers, including other utilities.
Regulated Gas Revenue consists of revenues for on-system natural gas sales and the transportation of natural gas for customers within PHI's service territories at regulated rates.
Other Gas Revenue consists of off-system natural gas sales and the release of excess system capacity.
106
Electric Operating Revenue
Regulated T&D Electric Revenue	2006	2005	Change

Residential	$138.3	$147.0	$(8.7)
Commercial	156.2	159.8	(3.6)
Industrial	8.6	9.1	(.5)
Other (Includes PJM)	63.8	56.9	6.9
Total Regulated T&D Electric Revenue	$366.9	$372.8	$(5.9)

Regulated T&D Electric Sales (Gwh)	2006	2005	Change

Residential	4,491	4,793	(302)
Commercial	6,482	6,693	(211)
Industrial	972	1,021	(49)
Other	70	69	1
Total Regulated T&D Electric Sales	12,015	12,576	(561)

Regulated T&D Electric Customers (000s)	2006	2005	Change

Residential	1,596	1,574	22
Commercial	196	192	4
Industrial	2	2	-
Other	2	1	1
Total Regulated T&D Electric Customers	1,796	1,769	27

     The Pepco, DPL and ACE service territories are located within a corridor extending from Washington, D.C. to southern New Jersey. These service territories are economically diverse and include key industries that contribute to the regional economic base.

•	Commercial activity in the region includes banking and other professional services, government, insurance, real estate, strip malls, casinos, stand alone construction, and tourism.
•	Industrial activity in the region includes automotive, chemical, glass, pharmaceutical, steel manufacturing, food processing, and oil refining.

     Regulated T&D Electric Revenue decreased by $5.9 million primarily due to the following: (i) $13.9 million decrease due to lower weather-related sales, the result of a 15% decrease in heating degree days in 2006, (ii) $3.2 million decrease in other sales and rate variances, partially offset by (iii) $7.9 million increase in PJM revenues due to an increase in PJM zonal transmission rates, and (iv) $4.0 million increase due to customer growth, the result of a 1.5% increase in 2006.

107
Default Electricity Supply
Default Supply Revenue	2006	2005	Change

Residential	$275.5	$263.7	$11.8
Commercial	279.7	216.9	62.8
Industrial	31.5	28.9	2.6
Other (Includes PJM)	93.2	87.1	6.1
Total Default Supply Revenue	$679.9	$596.6	$83.3

Default Electricity Supply Sales (Gwh)	2006	2005	Change

Residential	4,352	4,591	(239)
Commercial	4,186	3,965	221
Industrial	497	481	16
Other	39	53	(14)
Total Default Electricity Supply Sales	9,074	9,090	(16)

Default Electricity Supply Customers (000s)	2006	2005	Change

Residential	1,564	1,523	41
Commercial	184	176	8
Industrial	2	1	1
Other	2	1	1
Total Default Electricity Supply Customers	1,752	1,701	51

     Default Supply Revenue increased by $83.3 million primarily due to the following: (i) $64.6 million in higher retail energy rates, the result of market based SOS/BGS increases in District of Columbia, Maryland, and New Jersey in February, June, and October 2005, respectively, (partially offset in Fuel and Purchased Energy expense), (ii) $27.4 million increase due to higher SOS load in 2006, (iii) $7.1 million increase due to customer growth, the result of a 1.5% increase in 2006, (iv) $6.9 million increase in wholesale energy revenues from sales of generated and purchased energy in PJM (included in Other) due to higher market prices in 2006, and (v) $1.8 million increase in other rate variances, offset by (vi) $24.5 million decrease due to lower weather-related sales, the result of a 15% decrease in heating degree days in 2006.

108
Gas Operating Revenue
Regulated Gas Revenue	2006	2005	Change

Residential	$59.9	$56.1	$3.8
Commercial	35.5	31.4	4.1
Industrial	3.2	3.2	-
Transportation and Other	1.3	1.3	-
Total Regulated Gas Revenue	$99.9	$92.0	$7.9

Regulated Gas Sales (Bcf)	2006	2005	Change

Residential	3.5	4.4	(.9)
Commercial	2.1	2.7	(.6)
Industrial	.2	.4	(.2)
Transportation and Other	1.7	1.8	(.1)
Total Regulated Gas Sales	7.5	9.3	(1.8)

Regulated Gas Customers (000s)	2006	2005	Change

Residential	111	110	1
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	120	119	1

Power Delivery's natural gas service territory is located in New Castle County, Delaware. Several key industries contribute to the economic base as well as to growth.
•	Commercial activity in the region includes banking and other professional services, government, insurance, real estate, strip malls, stand alone construction and tourism.
•	Industrial activity in the region includes automotive, chemical and pharmaceutical.

     Regulated Gas Revenue increased by $7.9 million primarily due to (i) $12.4 million increase in the Gas Cost Rate (GCR) effective November 2005, due to higher natural gas commodity costs (primarily offset in Gas purchased expense), offset by (ii) $4.7 million decrease due to lower weather-related sales, the result of a 15% decrease in heating degree days.

Other Gas Revenue decreased by $8.5 to $10.5 million in 2006 from $19.0 million in 2005 primarily due to lower off-system sales (offset in Gas Purchased).
109
Competitive Energy Businesses
Conectiv Energy
The following table divides Conectiv Energy's operating revenues among its major business activities.

	2006	2005	Change
Merchant Generation	$294.3	$133.2	$161.1
Full Requirements Load Service	73.3	168.9	(95.6)
Other Power, Oil and Gas Marketing Services	183.7	207.3	(23.6)
Total Conectiv Energy Operating Revenue	$551.3	$509.4	$41.9

     Merchant Generation includes sales of electric power, capacity and ancillary services from its power plants into PJM, tolling arrangements, hedges of generation power and capacity, and fuel-switching activities where the lowest cost fuel is utilized and the more expensive fuel is sold. Excess generation capacity is used to manage risk associated with Full Requirements Load Service.

     Full Requirements Load Service includes service provided to affiliated and non-affiliated companies to satisfy Default Energy Supply obligations, other full requirements electric power sales contracts, and related hedges.

     Other Power, Oil and Gas Marketing Services consist of all other Conectiv Energy activities not included above. These activities include primarily wholesale gas marketing, oil marketing, a large operating services agreement with an unaffiliated power plant, and the activities of the real-time power desk, which engages in arbitrage between power pools.

Total Conectiv Energy Operating Revenue includes $164.3 million and $182.6 million of affiliate transactions for 2006 and 2005, respectively.

     The impact of revenue changes with respect to the Conectiv Energy component of the Competitive Energy business are encompassed within the discussion below under the heading "Conectiv Energy Gross Margin."

Pepco Energy Services
The following table presents Pepco Energy Services' operating revenues.

	2006	2005	Change
Pepco Energy Services	$369.7	$352.9	$16.8

     The increase in Pepco Energy Services' operating revenue of $16.8 million is primarily due to (i) an increase of $15.0 million due to higher electric prices in the 2006 quarter, and (ii) $23.5 million higher energy services project revenues in 2006 due to greater contract signings, offset by (iii) a decrease of $21.8 million due to lower retail natural gas revenue in 2006 driven by mild winter weather and decreased customer load.

110
Operating Expenses
Fuel and Purchased Energy and Other Services Cost of Sales
A detail of PHI's consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:
	2006	2005	Change
Power Delivery	$722.6	$652.2	$70.4
Conectiv Energy	494.0	462.5	31.5
Pepco Energy Services	332.4	325.6	6.8
Corporate and Other	(164.3)	(181.4)	17.1
Total	$1,384.7	$1,258.9	$125.8

Power Delivery Business

     Power Delivery's Fuel and Purchased Energy costs increased by $70.4 million, primarily due to: (i) $65.2 million increase in average energy costs, resulting from Default Electricity Supply contracts implemented primarily in June 2005, (ii) $12.5 million increase due to higher SOS load in 2006, and (iii) $3.6 million primarily in increased gas commodity costs, offset by (iv) $10.9 million decrease in other sales and rate variances (partially offset in Default Supply Revenue).

Competitive Energy Business
Conectiv Energy
The following table divides Conectiv Energy's Fuel and Purchased Energy and Other Services Cost of Sales among its major business activities.

	2006	2005	Change
Merchant Generation	$224.7	$78.3	$146.4
Full Requirements Load Service	93.8	176.6	(82.8)
Other Power, Oil and Gas Marketing Services	175.5	207.6	(32.1)
Total Conectiv Energy Fuel and Purchased Energy and Other Services Cost of Sales	$494.0	$462.5	$31.5

The totals presented include $36.0 million and $50.7 million of affiliate transactions for 2006 and 2005, respectively.

     The impact of Fuel and Purchased Energy and Other Services Cost of Sales changes with respect to the Conectiv Energy component of the Competitive Energy business are encompassed within the discussion below under the heading "Conectiv Energy Gross Margin."

Conectiv Energy Gross Margin

     Management believes that gross margin (Revenue less Fuel and Purchased Energy and Other Services Cost of Sales) is a better comparative measurement of the primary activities of

Conectiv Energy than Revenue and Fuel and Purchased Energy by themselves. Gross margin is a more stable comparative measurement and it is used extensively by management in internal reporting. The following is a summary of gross margins by activity type (millions of dollars):

	March 31,
	2006	2005	Change
Megawatt Hour Supply (Megawatt Hours)
Merchant Generation output sold into market	803,343	1,274,666	(471,323)

Operating Revenue:
Merchant Generation	$294.3	$133.2	$161.1
Full Requirements Load Service	73.3	168.9	(95.6)
Other Power, Oil, and Gas Marketing	183.7	207.3	(23.6)
Total Operating Revenue	$551.3	$509.4	$ 41.9

Cost of Sales:
Merchant Generation	$224.7	$ 78.3	$146.4
Full Requirements Load Service	93.8	176.6	(82.8)
Other Power, Oil, and Gas Marketing	175.5	207.6	(32.1)
Total Cost of Sales	$494.0	$462.5	$ 31.5

Gross Margin:
Merchant Generation	$ 69.6	$ 54.9	$ 14.7
Full Requirements Load Service	(20.5)	(7.7)	(12.8)
Other Power, Oil and Gas Marketing	8.2	(.3)	8.5
Total Gross Margin	$ 57.3	$ 46.9	$ 10.4

     Merchant Generation output decreased in the first quarter of 2006 compared to the first quarter of 2005 primarily due to mild winter weather. The increase in Merchant Generation gross margin resulted primarily from favorable hedge results.

     The decrease in Full Requirements Load Service gross margin was primarily driven by the expiration of favorable hedge contracts. Full Requirements Load Service is hedged by both contract purchases with third parties and by the output of the generation plants operated by Conectiv Energy.

     Other Power, Oil and Gas Marketing margins increased because of increased margins on wholesale natural gas sales of $4.7 million, increased margins on oil marketing of $1.3 million, an increase in coal sales of $.8 million, an increase in real-time power margins of $.6 million, and $1.1 million other.

Pepco Energy Services
The following table presents Pepco Energy Services' Fuel and Purchased Energy and Other Services cost of sales.

	2006	2005	Change
Pepco Energy Services	$332.4	$325.6	$6.8

112

     The increase in Pepco Energy Services' fuel and purchased energy and other services cost of sales of $6.8 million resulted from (i) an increase of $4.9 million due to purchases of delivered electricity at higher prices in the 2006 quarter to serve retail customer load, (ii) a decrease of $20.8 million primarily due to lower volumes of natural gas purchased in the 2006 quarter due to mild winter weather and decreased customer load, and (iii) an increase of $22.4 million due to higher energy services projects in 2006 due to greater contract signings.

Other Operation and Maintenance
A detail of PHI's other operation and maintenance expense is as follows:
	2006	2005	Change
Power Delivery	$160.8	$150.7	$10.1
Conectiv Energy	24.3	20.7	3.6
Pepco Energy Services	18.3	19.2	(.9)
Other Non-Regulated	1.5	.9	.6
Corporate and Other	(.5)	(1.4)	.9
Total	$204.4	$190.1	$14.3

     PHI other operation and maintenance increased by $14.3 million to $204.4 million in the 2006 quarter from $190.1 million in the 2005 quarter. The increase was primarily due to (i) $5.8 million increase in systems maintenance, (ii) $4.3 million increase in emergency storm restoration during the first quarter of 2006, (iii) $1.7 million increase due to a deferred compensation adjustment, (iv) $1.5 million increase due to a coal gas environmental liability, and (v) $1.9 million in increased generation maintenance, partially offset by (vi) $3.0 million decrease in incentive costs.

Impairment Loss
Pepco Holdings recorded a pre-tax impairment loss of $6.3 million ($4.1 million, after-tax) on certain energy services business assets owned by Pepco Energy Services.
Gain on Sales of Assets

     Pepco Holdings recorded a pre-tax gain on sale of assets in 2006 of $1.3 million that was made up of a $.8 million pre-tax gain from the sale of property and a $.5 million pre-tax gain related to the sale of aircraft investments by PCI.

Other Income (Expenses)

     Other Expenses (which are net of other income) decreased by $6.3 million to $61.5 million in the 2006 quarter from $67.8 million in the 2005 quarter primarily due to lower interest expense of $1.8 million as a result of lower debt outstanding in the 2006 quarter and a $12.3 million gain recognized in the first quarter of 2006 from Conectiv Energy's sale of its interest in a woodburning cogeneration facility. The $12.3 million gain in 2006 was partially offset by an $8.0 million gain which was recognized in the first quarter of 2005 by PCI from the sale of solar energy investments.

113
Income Tax Expense

     PHI's effective tax rate for the three months ended March 31, 2006 was 38% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory tax rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit, adjustment to accumulated deferred tax balances and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits, certain removal costs and tax benefits related to certain leveraged leases.

     PHI's effective tax rate before extraordinary item for the three months ended March 31, 2005 was 40% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory tax rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and tax benefits related to certain leveraged leases.

Extraordinary Item

     As a result of the April 2005 settlement of ACE's electric distribution rate case, ACE reversed $15.2 million in accruals related to certain deferred costs that are now deemed recoverable. The after-tax credit to income of $9.0 million is classified as an extraordinary gain in the 2005 financial statements since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

CAPITAL RESOURCES AND LIQUIDITY
This section discusses Pepco Holdings' capital structure, cash flow activity, capital spending plans and other uses and sources of capital.
Capital Structure

     The components of Pepco Holdings' capital structure are shown below as of March 31, 2006 and December 31, 2005 in accordance with GAAP. The table also shows the following adjustments to components of the capital structure made for the reasons discussed in the footnotes to the table: (i) the exclusion from debt of the Transition Bonds issued by ACE Funding, and (ii) the treatment of the Variable Rate Demand Bonds (VRDBs) issued by certain of PHI's subsidiaries as long-term, rather than short-term, debt obligations (millions of dollars):

114

	March 31, 2006
	Per Balance Sheet	Adjustments		As Adjusted	As Adjusted %
Common Shareholders' Equity	$ 3,527.1	$ -		$3,527.1	40.9%
Preferred Stock of Subsidiaries (a)	24.4	-		24.4	.3%
Long-Term Debt	4,116.9	156.4	(b)	4,273.3	49.6%
Transition Bonds issued by ACE Funding	487.0	(487.0)	(c)	-	-
Long-Term Project Funding	28.9	-		28.9	.3%
Capital Lease Obligations	116.5	-		116.5	1.3%
Capital Lease Obligations due within one year	5.2	-		5.2	.1%
Short-Term Debt	532.6	(156.4)	(b)	376.2	4.4%
Current Maturities of Long-Term Debt	295.3	(29.3)	(d)	266.0	3.1%
Total	$9,133.9	$(516.3)		$8,617.6	100.0%

	December 31, 2005
	Per Balance Sheet	Adjustments		As Adjusted	As Adjusted %
Common Shareholders' Equity	$ 3,584.1	$ -		$3,584.1	41.8%
Preferred Stock of Subsidiaries (a)	45.9	-		45.9	.5%
Long-Term Debt	4,202.9	156.4	(b)	4,359.3	50.8%
Transition Bonds issued by ACE Funding	494.3	(494.3)	(c)	-	-
Long-Term Project Funding	25.5	-		25.5	.3%
Capital Lease Obligations	116.6	-		116.6	1.4%
Capital Lease Obligations due within one year	5.3	-		5.3	.1%
Short-Term Debt	156.4	(156.4)	(b)	-	-
Current Maturities of Long-Term Debt	469.5	(29.0)	(d)	440.5	5.1%
Total	$9,100.5	$(523.3)		$8,577.2	100.0%

(a)	Consists of Serial Preferred Stock and Redeemable Serial Preferred Stock issued by subsidiaries of PHI.
(b)

In accordance with GAAP, the VRDBs are included in short-term debt on the Balance Sheet of PHI because they are payable on demand by the holder. However, under the terms of the VRDBs, when demand is made for payment by the holder (specifically, when the VRDBs are submitted for purchase by the holder), the VRDBs are remarketed by a remarketing agent on a best efforts basis and the remarketing resets the interest rate at market rates. Due to the creditworthiness of the issuers, PHI expects that any VRDBs submitted for purchase will be successfully remarketed. Because of these characteristics of the VRDBs, PHI, from a debt management standpoint, views the VRDBs (which have nominal maturity dates ranging from 2009 to 2031) as Long-Term Debt and, accordingly, the adjustment reduces Short-Term Debt and increases Long-Term Debt by an amount equal to the principal amount of the VRDBs.

(c)

Adjusted to exclude Transition Bonds issued by ACE Funding. Because repayment of the Transition Bonds is funded solely by charges collected from ACE's customers and is not a general obligation of ACE or PHI, PHI excludes the Transition Bonds from capitalization from a debt management standpoint.

(d)	Adjusted to exclude the current maturities of Transition Bonds issued by ACE Funding.
Financing Activity During the Three Months Ended March 31, 2006
In January 2006, ACE retired at maturity $65 million of medium-term notes with a weighted average interest rate of 6.19%.

     In January 2006, ACE Funding made principal payments of $5.1 million on Series 2002-1 Bonds, Class A-1 and $2.0 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.

115

     In March 2006, ACE issued, through a private placement, $105 million of 5.80% Senior Notes due 2036. The proceeds were used to repay short-term debt incurred earlier in the quarter to repay medium-term notes at maturity.

In February 2006, PHI retired at maturity $300 million of 3.75% unsecured notes with proceeds from the issuance of commercial paper.
On March 1, Pepco redeemed all outstanding shares of its Serial Preferred Stock of each series, at 102% of par, for an aggregate redemption amount of $21.9 million.
Financing Activity Subsequent to March 31, 2006
In April 2006, ACE Funding made principal payments of $4.8 million on Series 2002-1 Bonds, Class A-1 and $2.0 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.

     In April 2006, Pepco completed a tax-exempt financing in which the Maryland Economic Development Corporation issued $109.5 million of insured auction rate pollution control bonds due 2022 and loaned the proceeds to Pepco. Pepco's obligations under the insurance agreement are secured by a like amount of Pepco senior notes, which in turn are secured by a like amount of Pepco First Mortgage Bonds.

In May 2006, Pepco will use the proceeds to redeem at 100% of the principal amount:
•	$42.5 million of Montgomery County, Maryland 5.375% Tax-Exempt First Mortgage Bonds due 2024,
•	$37 million of Prince George's County, Maryland 6.375% Tax-Exempt First Mortgage Bonds due 2023, and
•	$30 million of Prince George's County Maryland 6.0% Tax-Exempt First Mortgage Bonds due 2022.
In April, PHI, Pepco, DPL and ACE amended their $1.2 billion credit facility due 2010 to extend the maturity by one additional year to May 5, 2011 and to reduce the pricing of the facility.
Sale of Interest in Cogeneration Joint Venture

     During the first quarter of 2006, Conectiv Energy recognized a $12.3 million pre-tax gain ($7.9 million after-tax) on the sale of its equity interest in a joint venture which owns a woodburning cogeneration facility in California.

Working Capital

     At March 31, 2006, Pepco Holdings' current assets on a consolidated basis totaled $1.8 billion and its current liabilities totaled $2.2 billion. At December 31, 2005, Pepco Holdings' current assets totaled $2.2 billion and its current liabilities totaled $2.4 billion.

116

     PHI's working capital deficit results in large part from the fact that, in the normal course of business, PHI's utility subsidiaries acquire energy supplies for their customers before the supplies are delivered to, metered and billed to customers. Short-term financing is used to meet liquidity needs. Short-term financing is also used, at times, to fund temporary redemptions of long-term debt, until long-term replacement financings are completed.

     At March 31, 2006, Pepco Holdings' cash and cash equivalents and its restricted cash, totaled $73.2 million, of which $24.9 million was net cash collateral held by subsidiaries of PHI engaged in Competitive Energy and Default Electricity Supply activities (none of which was held as restricted cash). At December 31, 2005, Pepco Holdings' cash and cash equivalents and its restricted cash totaled $144.5 million, of which $112.8 million was net cash collateral held by subsidiaries of PHI engaged in Competitive Energy and Default Electricity Supply activities (none of which was held as restricted cash). See "Capital Requirements -- Contractual Arrangements with Credit Rating Triggers or Margining Rights" for additional information.

A detail of PHI's short-term debt balance and its current maturities of long-term debt and project funding balance follows:
	As of March 31, 2006 (Millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Conectiv Energy	PES	PCI	Conectiv	PHI Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$22.6	$ -	$ -	$29.0	$ -	$ -	$156.4
Commercial Paper	334.9	-	41.3	-	-	-	-	-	-	376.2
Total Short- Term Debt	$334.9	$ -	$146.1	$22.6	$ -	$ -	$29.0	$ -	$ -	$532.6

Current Maturities of Long-Term Debt and Project Funding	$ -	$194.5	$ 34.4	$ -	$29.3	$ -	$ 2.9	$34.2	$ -	$295.3

	As of December 31, 2005 (Millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Conectiv Energy	PES	PCI	Conectiv	PHI Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$22.6	$ -	$ -	$29.0	$ -	$ -	$156.4
Commercial Paper	-	-	-	-	-	-	-	-	-	-
Total Short- Term Debt	$ -	$ -	$104.8	$22.6	$ -	$ -	$29.0	$ -	$ -	$156.4

Current Maturities of Long-Term Debt and Project Funding	$300.0	$50.0	$ 22.9	$65.0	$29.0	$ -	$ 2.6	$ -	$ -	$469.5

117
Cash Flow Activity
PHI's cash flows for the three months ended March 31, 2006 and 2005 are summarized below.
	Cash (Use) / Source
	2006	2005
	(Millions of dollars)
Operating activities	$(17.6)	$166.3
Investing activities	(101.7)	(57.5)
Financing activities	48.6	(95.3)
Net (decrease) increase in cash and cash equivalents	$(70.7)	$13.5

Operating Activities
Cash flows from operating activities during the three months ended March 31, 2006 and 2005 are summarized below.
	Cash (Use) / Source
	2006	2005
	(Millions of dollars)
Net income	$56.8	$54.7
Non-cash adjustments to net income	68.3	82.5
Changes in working capital	(142.7)	29.1
Net cash (used by) from operating activities	$(17.6)	$166.3

     Net cash from operating activities decreased by $183.9 million for the three months ended March 31, 2006 compared to the same period in 2005. The decrease is primarily the result of the following: (i) a tax payment of $121 million made in February 2006 (the payment was made to eliminate the need to accrue additional federal interest expense for the potential Internal Revenue Service (IRS) adjustment related to the previous tax accounting method for mixed service costs PHI used during the 2001-2004 tax years), and (ii) a return of net cash collateral held in connection with competitive energy activities. The balance of net cash collateral held decreased from $112.8 million as of December 31, 2005 to $24.9 million as of March 31, 2006.

118
Investing Activities
Cash flows from investing activities during the three months ended March 31, 2006 and 2005 are summarized below.
	Cash Source / (Use)
	2006	2005
	(Millions of dollars)
Construction expenditures	$(120.2)	$(88.3)
Cash proceeds from sale of:
Other investments	13.1	23.8
Office building and other properties	2.3	.4
All other investing cash flows, net	3.1	6.6
Net cash used by investing activities	$(101.7)	$(57.5)

     Net cash used by investing activities increased $44.2 million for the three months ended March 31, 2006 compared to the same period in 2005. The increase is primarily due to a $27.9 million increase in Power Delivery capital expenditures. In total, capital expenditures increased to $120.2 million from $88.3 million.

Financing Activities
Cash flows from financing activities during the three months ended March 31, 2006 and 2005 are summarized below.
	Cash Source / (Use)
	2006	2005
	(Millions of dollars)
Common and preferred stock dividends	$(49.8)	$(47.7)
Common stock issuances	7.4	7.0
Preferred stock redeemed	(21.5)	-
Long-term debt issuances	108.6	-
Long-term debt redemptions	(372.1)	(20.5)
Short-term debt, net	376.2	(35.1)
All other financing cash flows, net	(.2)	1.0
Net cash from (used by) financing activities	$48.6	$(95.3)

Net cash from financing activities increased $143.9 million for the three months ended March 31, 2006 compared to the same period in 2005.
Preferred stock redemptions in the first quarter of 2006 consisted of Pepco's $21.5 million redemption in March 2006 of the following securities:
•	216,846 shares of its $2.44 Series, 1957 Serial Preferred Stock,
•	99,789 shares of its $2.46 Series, 1958 Serial Preferred Stock, and
•	112,709 shares of its $2.28 Series, 1965 Serial Preferred Stock.
119
In the first quarter of 2006, PHI retired at maturity $300 million of its 3.75% unsecured notes with proceeds from the issuance of commercial paper.
In January 2006, ACE retired at maturity $65 million of medium-term notes.
On March 15, 2006, ACE issued $105 million of Senior Notes due 2036. The proceeds were used to pay down short-term debt incurred earlier in the quarter to repay medium-term notes at maturity.
In the first quarter of 2005, ACE redeemed $12 million in medium-term notes.
Capital Requirements
Construction Expenditures

     Pepco Holdings' construction expenditures for the three months ended March 31, 2006 totaled $120.2 million of which $112.9 million was related to its Power Delivery businesses. The remainder was primarily related to Conectiv Energy and Pepco Energy Services. The Power Delivery expenditures were primarily related to capital costs associated with new customer services, distribution reliability, and transmission.

Third Party Guarantees, Indemnifications and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of March 31, 2006, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	DPL	ACE	Other	Total
Energy marketing obligations of Conectiv Energy (1)	$149.3	$-	$-	$-	$149.3
Energy procurement obligations of Pepco Energy Services (1)	11.3	-	-	-	11.3
Guaranteed lease residual values (2)	.7	3.3	3.2	-	7.2
Other (3)	3.3	-	-	2.3	5.6
Total	$164.6	$3.3	$3.2	$2.3	$173.4

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts entered into with ACE.

120
2.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of March 31, 2006, obligations under the guarantees were approximately $7.2 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of payment being required under the guarantee is remote.

3.	Other guarantees consist of:
•	Pepco Holdings has guaranteed a subsidiary building lease of $3.3 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications, LLC. As of March 31, 2006, the guarantees cover the remaining $2.3 million in rental obligations.

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

Dividends
On April 27, 2006, Pepco Holdings' Board of Directors declared a dividend on common stock of 26 cents per share payable June 30, 2006, to shareholders of record on June 10, 2006.
121
Energy Contract Net Asset Activity
The following table provides detail on changes in the competitive energy segments' net asset or liability position with respect to energy commodity contracts from one period to the next:
Roll-forward of Mark-to-Market Energy Contract Net Assets For the Quarter Ended March 31, 2006 (Dollars are pre-tax and in millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Total
Total Marked-to-Market (MTM) Energy Contract Net Assets at December 31, 2005	$ -	$ 59.9	$ 59.9
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	-	9.1	9.1
Reclassification to realized at settlement of contracts	-	(54.9)	(54.9)
Effective portion of changes in fair value - recorded in Other Comprehensive Income (OCI)	-	(87.8)	(87.8)
Ineffective portion of changes in fair value - recorded in earnings	-	(.5)	(.5)
Total MTM Energy Contract Net Liabilities at March 31, 2006	$ -	$(74.2)	$(74.2)

Detail of MTM Energy Contract Net Liabilities at March 31, 2006 (see above)			Total
Current Assets (other current assets)			$ 134.1
Noncurrent Assets (other assets)			38.6
Total MTM Energy Contract Assets			172.7
Current Liabilities (other current liabilities)			(201.5)
Noncurrent Liabilities (other liabilities)			(45.4)
Total MTM Energy Contract Liabilities			(246.9)
Total MTM Energy Contract Net Liabilities			$ (74.2)

Notes:
(1)	PHI discontinued its proprietary trading activity in 2003.
(2)	Includes all SFAS No. 133 hedge activity and non-proprietary trading activities marked-to-market through earnings.
122

     The following table provides the source of fair value information (exchange-traded, provided by other external sources, or modeled internally) used to determine the carrying amount of the Competitive Energy business' total mark-to-market energy contract net assets (liabilities). The table also provides the maturity, by year, of the Competitive Energy business' mark-to-market energy contract net assets (liabilities), which indicates when the amounts will settle and either generate cash for, or require payment of cash by, PHI.

     PHI uses its best estimates to determine the fair value of the commodity and derivative contracts that its Competitive Energy business hold and sell. The fair values in each category presented below reflect forward prices and volatility factors as of March 31, 2006 and are subject to change as a result of changes in these factors:

Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets (Liabilities) As of March 31, 2006 (Dollars are pre-tax and in millions)
	Fair Value of Contracts at March 31, 2006 Maturities
Source of Fair Value	2006	2007	2008	2009 and Beyond	Total Fair Value
Proprietary Trading (1)
Actively Quoted (i.e., exchange-traded) prices	$ -	$ -	$ -	$ -	$ -
Prices provided by other external sources	-	-	-	-	-
Modeled	-	-	-	-	-
Total	$ -	$ -	$ -	$ -	$ -
Other Energy Commodity, net (2)
Actively Quoted (i.e., exchange-traded) prices	$ (5.1)	$ 32.8	$ 7.2	$ .4	$ 35.3
Prices provided by other external sources (3)	(51.6)	(55.2)	(3.6)	(2.6)	(113.0)
Modeled (4)	3.5	-	-	-	3.5
Total	$(53.2)	$(22.4)	$ 3.6	$(2.2)	$ (74.2)

Notes:
(1)	PHI discontinued its proprietary trading activity in 2003.
(2)	Includes all SFAS No. 133 hedge activity and non-proprietary trading activities marked-to-market through AOCI or on the Statement of Earnings, as required.
(3)	Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(4)	The modeled hedge position is a power swap for 50% of the POLR obligation in the DPL territory. The model is used to approximate the forward load quantities. Pricing is derived from the broker market.
123
Contractual Arrangements with Credit Rating Triggers or Margining Rights

     Under certain contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy and other transactions, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of the subsidiary are downgraded one or more levels. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. As of March 31, 2006, a one-level downgrade in the credit rating of PHI and all of its affected subsidiaries would have required PHI and such subsidiaries to provide aggregate cash collateral or letters of credit of up to approximately $176 million. An additional approximately $336 million of aggregate cash collateral or letters of credit would have been required in the event of subsequent downgrades to below investment grade. PHI believes that it and its utility subsidiaries maintain adequate short-term funding sources in the event the additional collateral or letters of credit are required.

     Many of the contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of March 31, 2006, Pepco Holdings' subsidiaries engaged in competitive energy activities and default supply activities were in receipt of (a net holder of) cash collateral in the amount of $24.9 million in connection with their competitive energy activities.

REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant Corporation and certain of its subsidiaries. In July 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). On December 9, 2005, the Bankruptcy Court approved Mirant's Plan of Reorganization (the Reorganization Plan) and the Mirant business emerged from bankruptcy on January 3, 2006 (the Bankruptcy Emergence Date), as a new corporation of the same name (together with its predecessors, Mirant). However, the Reorganization Plan left unresolved several outstanding matters between Pepco and Mirant relating to the Mirant bankruptcy, and the litigation between Pepco and Mirant over these matters is ongoing.

     Depending on the outcome of ongoing litigation, the Mirant bankruptcy could have a material adverse effect on the results of operations and cash flows of Pepco Holdings and Pepco. However, management believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy any additional cash requirements that may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the consequences of the Mirant bankruptcy will impair the ability of either Pepco Holdings or Pepco to fulfill its contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     As part of the Asset Purchase and Sale Agreement, Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under the TPAs, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill Pepco's SOS obligations during the rate cap periods in each jurisdiction immediately following deregulation, which in Maryland extended through June 2004 and in the District of Columbia extended until January 22, 2005.

     To avoid the potential rejection of the TPAs by Mirant in the bankruptcy proceeding, Pepco and Mirant in October 2003 entered into an Amended Settlement Agreement and Release (the Settlement Agreement) pursuant to which the terms of the TPAs were modified to increase the purchase price of the capacity and energy supplied by Mirant. In exchange, the Settlement Agreement provided Pepco with an allowed, pre-petition general unsecured claim against Mirant Corporation in the amount of $105 million (the Pepco TPA Claim).

     On December 22, 2005, Pepco completed the sale of the Pepco TPA Claim, plus the right to receive accrued interest thereon, to Deutsche Bank for a cash payment of $112.4 million. Additionally, Pepco received $.5 million in proceeds from Mirant in settlement of an asbestos claim against the Mirant bankruptcy estate. In the fourth quarter of 2005, Pepco Holdings and Pepco recognized a total gain of $70.5 million (pre-tax) related to the settlement of these claims. Based on the regulatory settlements entered into in connection with deregulation in Maryland and the District of Columbia, Pepco is obligated to share with its customers the profits it realizes from the provision of SOS during the rate cap periods. The proceeds of the sale of the Pepco TPA Claim are included in the calculations of the amounts required to be shared with customers in both jurisdictions. Based on the applicable sharing formulas in the respective jurisdictions, Pepco anticipates that customers will receive (through billing credits) approximately $42.3 million of the proceeds. See "Rate Proceedings -- District of Columbia and Maryland" below.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco was obligated to purchase 450 megawatts of capacity and energy from FirstEnergy annually through December 2005 (the FirstEnergy PPA). Under the power purchase agreement (PPA) between Pepco and Panda (the Panda PPA), entered into in 1991, Pepco is obligated to purchase 230 megawatts of capacity and energy from Panda annually through 2021. At the time of the sale of Pepco's generation assets to Mirant, the purchase price of the energy and capacity under the PPAs was, and since that time has continued to be, substantially in excess of the market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant (i) was obligated, through December 2005, to purchase from Pepco the capacity and energy that Pepco was obligated to purchase under the FirstEnergy PPA at a price equal to Pepco's purchase price from FirstEnergy, and (ii) is obligated through 2021 to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA at a price equal to Pepco's purchase price from Panda (the PPA-Related Obligations). In accordance with the March 2005 Orders (as defined below), Mirant currently is making these required payments in respect of the Panda PPA.

Pepco Pre-Petition Claims

     At the time the Reorganization Plan was approved by the Bankruptcy Court, Pepco had pending pre-petition claims against Mirant totaling approximately $28.5 million (the Pre-Petition Claims), consisting of (i) approximately $26 million in payments due to Pepco in respect of the PPA-Related Obligations and (ii) approximately $2.5 million that Pepco has paid to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant and prior to Mirant's bankruptcy filing, for which Pepco believes Mirant is obligated to reimburse it under the terms of the Asset Purchase and Sale Agreement. In the bankruptcy proceeding, Mirant filed an objection to the Pre-Petition Claims, but subsequently withdrew its objection to $15 million of the Pre-Petition Claims. The Pre-Petition Claims were not resolved in the Reorganization Plan and are the subject of ongoing litigation between Pepco and Mirant. To the extent Pepco is successful in its efforts to recover the Pre-Petition Claims, it would receive under the terms of the Reorganization Plan a number of shares of common stock of the new corporation created pursuant to the Reorganization Plan (the New Mirant Common Stock) equal to (i) the amount of the allowed claim (ii) divided by the market price of the New Mirant Common Stock on the Bankruptcy Emergence Date. Because the number of shares is based on the market price of the New Mirant Common Stock on the Bankruptcy Emergence Date, Pepco would receive the benefit, and bear the risk, of any change in the market price of the stock between the Bankruptcy Emergence Date and the date the stock is issued to Pepco.

     As of March 31, 2006, Pepco maintained a receivable in the amount of $28.5 million, representing the Pre-Petition Claims, which was offset by a reserve of $9.6 million to reflect the uncertainty as to whether the entire amount of the Pre-Petition Claims is recoverable.

Mirant's Efforts to Reject the PPA-Related Obligations and Disgorgement Claims

     In August 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject the PPA-Related Obligations (the First Motion to Reject). Upon motions filed with the U.S. District Court for the Northern District of Texas (the District Court) by Pepco and FERC, the District Court in October 2003 withdrew jurisdiction over this matter from the Bankruptcy Court. In December 2003, the District Court denied the First Motion to Reject on jurisdictional grounds. Mirant appealed the District Court's decision to the U.S. Court of Appeals for the Fifth Circuit (the Court of Appeals). In August 2004, the Court of Appeals remanded the case to the District Court holding that the District Court had jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions.

     In December 2004, the District Court issued an order again denying the First Motion to Reject. The District Court found that the PPA-Related Obligations are not severable from the Asset Purchase and Sale Agreement and that the Asset Purchase and Sale Agreement cannot be rejected in part, as Mirant was seeking to do. Mirant has appealed the District Court's order to the Court of Appeals.

126

     In January 2005, Mirant filed in the Bankruptcy Court a motion seeking to reject certain of its ongoing obligations under the Asset Purchase and Sale Agreement, including the PPA-Related Obligations (the Second Motion to Reject). In March 2005, the District Court entered orders granting Pepco's motion to withdraw jurisdiction over these rejection proceedings from the Bankruptcy Court and ordering Mirant to continue to perform the PPA-Related Obligations (the March 2005 Orders). Mirant has appealed the March 2005 Orders to the Court of Appeals.

     In March 2005, Pepco, FERC, the Office of People's Counsel of the District of Columbia (the District of Columbia OPC), the Maryland Public Service Commission (MPSC) and the Office of People's Counsel of Maryland filed in the District Court oppositions to the Second Motion to Reject. In August 2005, the District Court issued an order informally staying this matter, pending a decision by the Court of Appeals on the March 2005 Orders.

     On February 9, 2006, oral arguments on Mirant's appeals of the District Court's order relating to the First Motion to Reject and the March 2005 Orders were held before the Court of Appeals; an opinion has not yet been issued.

     On December 1, 2005, Mirant filed with the Bankruptcy Court a motion seeking to reject the executory parts of the Asset Purchase and Sale Agreement and its obligations under all other related agreements with Pepco, with the exception of Mirant's obligations relating to operation of the electric generating stations owned by Pepco Energy Services (the Third Motion to Reject). The Third Motion to Reject also seeks disgorgement of payments made by Mirant to Pepco in respect of the PPA-Related Obligations after filing of its bankruptcy petition in July 2003 to the extent the payments exceed the market value of the capacity and energy purchased. On December 21, 2005, Pepco filed an opposition to the Third Motion to Reject in the Bankruptcy Court.

     In addition, on December 1, 2005, Mirant, in an attempt to "recharacterize" the PPA-Related Obligations, filed a complaint with the Bankruptcy Court seeking (i) a declaratory judgment that the payments due under the PPA-Related Obligations to Pepco are pre-petition debt obligations; and (ii) an order entitling Mirant to recover all payments that it made to Pepco on account of these pre-petition obligations after the petition date to the extent permitted under bankruptcy law (i.e., disgorgement).

     On December 15, 2005, Pepco filed a motion with the District Court to withdraw jurisdiction over both of the December 1 filings from the Bankruptcy Court. The motion to withdraw and Mirant's underlying complaint have both been stayed pending a decision of the Court of Appeals in the appeals described above.

     Each of the theories advanced by Mirant to recover funds paid to Pepco relating to the PPA-Related Obligations as a practical matter seeks reimbursement for the above-market cost of the capacity and energy purchased from Pepco over a period beginning, at the earliest, on the date on which Mirant filed its bankruptcy petition and ending on the date of rejection or the date through which disgorgement is approved. Under these theories, Pepco's financial exposure is the amount paid by Mirant to Pepco in respect of the PPA-Related Obligations during the relevant period, less the amount realized by Mirant from the resale of the purchased energy and capacity. On this basis, Pepco estimates that if Mirant ultimately is successful in rejecting the PPA-Related Obligations or on its alternative claims to recover payments made to Pepco related to the PPA-Related Obligations, Pepco's maximum reimbursement obligation would be approximately $274.3 million as of May 1, 2006.

     If Mirant ultimately were successful in its effort to reject its obligations relating to the Panda PPA, Pepco also would lose the benefit on a going-forward basis of the offsetting transaction that negates the financial risk to Pepco of the Panda PPA. Accordingly, if Pepco were required to purchase capacity and energy from Panda commencing as of May 1, 2006, at the rates provided in the Panda PPA (with an average price per kilowatt hour of approximately 18.4 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 11.0 cents per kilowatt hour, Pepco estimates that it would incur losses of approximately $31 million for the remainder of 2006, approximately $29 million in 2007, approximately $32 million in 2008 and approximately $27 million to $47 million annually thereafter through the 2021 contract termination date. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation.

     Pepco is continuing to exercise all available legal remedies to vigorously oppose Mirant's efforts to reject or recharacterize the PPA-Related Obligations under the Asset Purchase and Sale Agreement in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose these efforts by Mirant, the ultimate legal outcome is uncertain. However, if Pepco is required to repay to Mirant any amounts received from Mirant in respect of the PPA-Related Obligations, Pepco believes it will be entitled to file a claim against the Mirant bankruptcy estate in an amount equal to the amount repaid. Likewise, if Mirant is successful in its efforts to reject its future obligations relating to the Panda PPA, Pepco will have a claim against Mirant in an amount corresponding to the increased costs that it would incur. In either case, Pepco anticipates that Mirant will contest the claim. To the extent Pepco is successful in its efforts to recover on these claims, it would receive, as in the case of the Pre-Petition Claims, a number of shares of New Mirant Common Stock that is calculated using the market price of the New Mirant Common Stock on the Bankruptcy Emergence Date and accordingly would receive the benefit, and bear the risk, of any change in the market price of the stock between the Bankruptcy Emergence Date and the date the stock is issued to Pepco.

Regulatory Recovery of Mirant Bankruptcy Losses

     If Mirant were ultimately successful in rejecting the PPA-Related Obligations or on its alternative claims to recover payments made to Pepco related to the PPA-Related Obligations and Pepco's corresponding claims against the Mirant bankruptcy estate are not recovered in full, Pepco would seek authority from the MPSC and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery from customers as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

Pepco's Notice of Administrative Claims

     On January 24, 2006, Pepco filed Notice of Administrative Claims in the Bankruptcy Court seeking to recover: (i) costs in excess of $70 million associated with the transmission upgrades necessitated by shut-down of the Potomac River Power Station; and (ii) costs in excess of $8 million due to Mirant's unjustified post-petition delay in executing the certificates needed to permit Pepco to refinance certain tax exempt pollution control bonds. Mirant is expected to oppose both of these claims, which must be approved by the Bankruptcy Court. There is no assurance that Pepco will be able to recover the amounts claimed.

Mirant's Fraudulent Transfer Claim

     In July 2005, Mirant filed a complaint in the Bankruptcy Court against Pepco alleging that Mirant's $2.65 billion purchase of Pepco's generating assets in June 2000 constituted a fraudulent transfer for which it seeks compensatory and punitive damages. Mirant alleges in the complaint that the value of Pepco's generation assets was "not fair consideration or fair or reasonably equivalent value for the consideration paid to Pepco" and that the purchase of the assets rendered Mirant insolvent, or, alternatively, that Pepco and Southern Energy, Inc. (as predecessor to Mirant) intended that Mirant would incur debts beyond its ability to pay them.

     Pepco believes this claim has no merit and is vigorously contesting the claim, which has been withdrawn to the District Court. On December 5, 2005, the District Court entered a stay pending a decision of the Court of Appeals in the appeals described above.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating facility (the SMECO Agreement). The SMECO Agreement expires in 2015 and contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

     On March 15, 2004, Mirant filed a complaint with the Bankruptcy Court seeking a declaratory judgment that the SMECO Agreement is an unexpired lease of non-residential real property rather than an executory contract. On November 22, 2005, the Bankruptcy Court issued an order granting summary judgment in favor of Mirant. On the basis of this ruling, if Mirant were to successfully reject the SMECO Agreement, any claim by SMECO (or by Pepco as subrogee) for damages arising from a the rejection would be limited to the greater of (i) the amount of future rental payments due over one year, or (ii) 15% of the future rental payments due over the remaining term of the lease, not to exceed three years.

     On December 1, 2005, Mirant filed both a motion with the Bankruptcy Court seeking to reject the SMECO Agreement and a complaint against Pepco and SMECO seeking to recover payments made to SMECO after the entry of the Bankruptcy Court's November 22, 2005 order holding that the SMECO Agreement is a lease of real property. On December 15, 2005, Pepco filed a motion with the District Court to withdraw jurisdiction of this matter from the Bankruptcy Court. The motion to withdraw and Mirant's underlying motion and complaint have been stayed pending a decision of the Court of Appeals in the appeals described above.

     If the SMECO Agreement is successfully rejected by Mirant, Pepco will become responsible for the performance of the SMECO Agreement. In addition, if the SMECO Agreement is ultimately determined to be an unexpired lease of nonresidential real property, Pepco's claim for recovery against the Mirant bankruptcy estate would be limited as described above. Pepco estimates that its rejection claim, assuming the SMECO Agreement is determined to be an unexpired lease of nonresidential real property, would be approximately $8 million, and that the amount it would be obligated to pay over the remaining nine years of the SMECO Agreement is approximately $44.3 million. While that amount would be offset by the sale of capacity, under current projections, the market value of the capacity is de minimis.

Rate Proceedings
Delaware

     For a discussion of the history DPL's 2005 annual Gas Cost Rate (GCR) filings in Delaware, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- Delaware of PHI's Annual Report on Form 10-K for the year ended December 31, 2005 (the PHI 2005 10-K). On February 20, 2006, Delaware Public Service Commission (DPSC) staff and the Division of the Public Advocate filed testimony recommending approval of the GCR as filed. DPSC staff, the Division of the Public Advocate and DPL entered into a written settlement agreement on April 25, 2006, that the GCR should be approved as filed. An evidentiary hearing was held on April 27, 2006, during which all parties offered testimony in support of the settlement.

     For a discussion of the history DPL's application for an increase in its distribution base rates in Delaware, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- Delaware of the PHI 2005 10-K. As previously disclosed, in its September 2005 application for an increase in its distribution base rates, DPL sought approval of an annual increase of approximately $5.1 million in its electric rates, with an increase of approximately $1.6 million to its electric distribution base rates and the recovery of approximately $3.5 million (which amount was raised to $4.9 million as a result of subsequent filings in the case) in costs to be assigned the supply component of rates collected as part of SOS. The full proposed revenue increase amounted to approximately .9% of total annual electric utility revenues, while the proposed net increase to distribution rates amounted to .2% of total annual electric utility revenues. DPL's distribution revenue requirement in the application was based on a proposed return on common equity of 11%.

     On April 11, 2006, the DPSC adopted a delayed implementation date suggested by DPL, which provides that any amounts deferred between the May 1 effective date of the rate change and the July 1 billing date will be recovered from or returned to customers over the ensuing 10-month period.

130

     On April 25, 2006, the DPSC issued an order approving a decrease in distribution rates of $11.1 million and a 10% return on equity. The order also modifies plant depreciation rates and adopts other miscellaneous tariff modifications. In addition, as requested by DPL, the order assigns $4.9 million in annual costs to the supply component of rates to be collected as part of SOS. The elements of the order, taken together, will have the effect of reducing net after-tax earnings and cash flow by approximately $1.6 million and $3.5 million, respectively.

District of Columbia and Maryland

     For a discussion of the history Pepco's application for an update to its Generation Procurement Credit (GPC) in the District of Columbia and Maryland, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- District of Columbia and Maryland of the PHI 2005 10-K. The MPSC approved the updated Maryland GPC on March 29, 2006. The District of Columbia OPC submitted comments concerning Pepco's District of Columbia GPC filing, in which it stated that it did not oppose the proposed GPC update, but that it reserved the right to file supplemental comments after receiving responses to data requests it sent to Pepco. Pepco is in the process of preparing the responses.

Federal Energy Regulatory Commission

     For a discussion of the history of the application filed by Pepco, DPL and ACE with the FERC seeking to reset their rates for network transmission service using a formula methodology, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings - Federal Energy Regulatory Commission of the PHI 2005 10-K. On March 20, 2006, Pepco, DPL and ACE submitted an offer of settlement of all issues in the rate proceeding, which was supported by all of the active parties in the proceeding. On April 6, 2006, the presiding administrative law judge certified the uncontested offer of settlement to FERC and FERC approved the settlement on April 19, 2006, without condition or modification. The approved settlement affirms the formula rate method for Pepco, DPL and ACE and sets the return on common equity (ROE) at 10.8% on existing facilities and at 11.3% on transmission facilities placed in service on or after January 1, 2006. The settlement also provides for a three-year moratorium, starting June 1, 2005, on requests by all parties to change the base non-incentive ROEs. A moratorium on requesting changes in the formula itself is in effect through May 2009, with a moratorium on the annual review protocols through May 2010. In lieu of refunds, the formula's reconciliation to actual costs for the current rate year, to be applied in the upcoming rate year, will reflect the settlement ROEs and other formula clarifications retrospectively.

Default Electricity Supply Proceedings
District of Columbia

     For a discussion of the history of the SOS proceedings in the District of Columbia, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings -- District of Columbia of the PHI 2005 10-K. As previously disclosed, in February 2006, Pepco announced proposed rates for its District of Columbia SOS customers to take effect on June 1,

2006, which will raise the average monthly bill for residential customers by approximately 12%. The proposed rates were approved by the DCPSC.

Delaware

     For a discussion of the history of the POLR and SOS proceedings in Delaware, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings -- Delaware of the PHI 2005 10-K. As previously disclosed, based on the bids received for the May 1, 2006, through May 31, 2007, period, which have been accepted by DPL and approved by the DPSC, the SOS rates initially scheduled to take effect May 1, 2006 would be significantly higher for all customer classes, including an average residential customer increase of 59%. One of the successful bidders for SOS supply was Conectiv Energy, an affiliate of DPL. Consequently, the affiliate sales from Conectiv Energy to DPL are subject to approval of FERC. FERC issued its order approving the affiliate sales on April 20, 2006. Because DPL is a public utility incorporated in Virginia, with Virginia retail customers, the affiliate sales from Conectiv Energy to DPL are subject to approval of the Virginia State Corporation Commission (VSCC) under the Virginia Affiliates Act. On May 1, 2006, the VSCC approved the affiliate transaction by granting an exemption to DPL for the 2006 agreement and for future power supply affiliate agreements between DPL and Conectiv Energy for DPL's non-Virginia SOS load requirements awarded pursuant to a state regulatory commission-supervised solicitation process.

     On April 6, 2006, Delaware enacted legislation that provides for a deferral of the financial impact of the increases through a three-step phase-in of the rate increases, with 15% of the increase taking effect on May 1, 2006, 25% of the increase taking effect on January 1, 2007, and any remaining balance taking effect on June 1, 2007. The program is an "opt-out" program where a customer can choose not to participate. On April 17, 2006, DPL filed with the DPSC tariffs implementing the legislation. On April 21, 2006, DPL filed revised tariffs reflecting DPL's agreement not to charge customers with interest on deferred balances; instead the interest cost will be absorbed by DPL. On April 25, 2006, DPL filed additional minor tariff revisions. The DPSC approved DPL's tariffs, as revised, on April 25, 2006. Below is a table showing the estimated maximum Delaware deferral balance of DPL, net of taxes, and the estimated total interest expense, net of taxes, at various levels of assumed customer participation, based on a projected interest cost of 5% accrued over the combined 37-month deferral and recovery period. While DPL cannot determine the final customer participation rate at this time, it expects that the participation rate will be below 100%.

Customer Participation Rate	Estimated Maximum Deferral Balance, Net of Taxes (millions)	Estimated Total Interest Expense, Net of Taxes (millions)
100%	$65	$4
75%	$49	$3
50%	$32	$2
25%	$16	$1
132

     The legislation also requires DPL to file an integrated resource plan, which is defined in the legislation to mean that DPL must evaluate all available supply options (including generation, transmission and demand-side management programs) during the planning period to ensure that DPL acquires sufficient and reliable supply resources to meet its customers' needs at minimal cost.

Maryland

     For a discussion of the history of the SOS proceedings in Maryland, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings -- Maryland of the PHI 2005 10-K. As previously disclosed, due to significant increases in the cost of fuels used to generate electricity, the auction results will have the effect of increasing the average monthly electric bill by about 38.5% and 35% for Pepco's and DPL's Maryland residential customers, respectively. Because Conectiv Energy, an affiliate of Pepco and DPL, was one of the successful SOS supply bidders approved by the MPSC for each of Pepco and DPL, Conectiv Energy has filed applications with FERC seeking approval of the affiliate sales from Conectiv Energy to each of Pepco and DPL. DPL and Conectiv Energy also have filed an application with the VSCC for approval of the affiliate transaction under the Virginia Affiliates Act.

     On April 21, 2006, the MPSC approved a settlement agreement among Pepco, DPL, the staff of the MPSC and the Maryland Office of People's Counsel, which provides for a rate mitigation plan for the residential customers of each company. Under the plan, the full increase for each company's residential customers who affirmatively elect to participate will be phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. Both Pepco and DPL will accrue the interest cost to fund the deferral program. The interest cost will be absorbed by Pepco and DPL, during the period that the deferred balance is accumulated and collected from customers, to the extent of and offset against the margins that the companies otherwise would earn for providing SOS to residential customers. Below is a table showing the estimated maximum Maryland deferral balances for Pepco and DPL, net of taxes, and the estimated total interest expense, net of taxes, at various levels of assumed customer participation based on a projected interest cost of 5% accrued over the combined 30-month deferral and recovery period. While each of Pepco and DPL cannot determine its final customer participation rate at this time, each expects that its participation rate will be below 100%.

Pepco
Customer Participation Rate	Estimated Maximum Deferral Balance, Net of Taxes (millions)	Estimated Total Interest Expense, Net of Taxes (millions)
100%	$72	$3
75%	$54	$2
50%	$36	$2
25%	$18	$1
133

DPL
Customer Participation Rate	Estimated Maximum Deferral Balance, Net of Taxes (millions)	Estimated Total Interest Expense, Net of Taxes (millions)
100%	$22	$1
75%	$16	$1
50%	$11	$-
25%	$ 5	$-
Virginia

     For a discussion of the history of the Default Service proceedings in Virginia, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings -- Virginia of the PHI 2005 10-K. As previously disclosed, DPL has completed a competitive bid procedure for Default Service supply for the period June 2006 through May 2007, and has entered into a new supply agreement for that period with its affiliate Conectiv Energy, which was the lowest bidder. DPL and Conectiv Energy have filed an application with the VSCC for approval of the affiliate transaction under the Virginia Affiliates Act and Conectiv Energy has filed an application with FERC seeking approval for the affiliate sales.

     Also as previously disclosed, on March 10, 2006, DPL filed a rate increase with the VSCC for its Virginia Default Service customers to take effect on June 1, 2006, which would raise the average monthly bill for residential customers by approximately 43%. The new proposed rates are intended to allow DPL to recover its higher cost for energy established by the competitive bid procedure. The proposed rates must be approved by the VSCC. The VSCC has directed DPL to address whether the proxy rate calculation as required by a memorandum of agreement entered into by DPL and VSCC staff in June 2000 in the Virginia restructuring docket should be applied to the fuel factor in DPL's rate increase filing. DPL has calculated the loss it would incur if the VSCC were to declare the proxy calculation established in the 2000 memorandum of agreement for either 2005 or 2006 to be DPL's Virginia fuel factor for the 12 months beginning in June 1, 2006: if the 2005 proxy rates were used, DPL estimates it would recover approximately $7.64 million less, before taxes, than its actual energy supply cost resulting from the competitively bid supply contract for such period, while it would recover approximately $1.88 million less, before taxes, if the 2006 proxy rate were used. The Virginia Attorney General's office and VSCC staff each filed testimony on April 25, 2006, in which both argued that the 2000 memorandum of agreement requires that the proxy rate fuel factor calculation set forth therein must operate as a cap on recoverable purchased power costs. The VSCC staff's testimony also included its calculations of the proxy rates for 2005, which, if adopted by the VSCC, would result in DPL recovering even less than DPL's calculations show, ranging from $9.1 million to $11.5 million less, before taxes, than actual energy supply costs. DPL filed its response on May 2, 2006, rebutting the testimony of the Attorney General and VSCC staff and arguing that retail rates should not be set at a level below what is necessary to recover its prudently incurred costs of procuring the supply necessary for its Default Service obligation. A hearing before the VSCC is scheduled for May 16, 2006.

134
Proposed Shut Down of B.L. England Generating Facility

    For a discussion of the proposed shut down of the B.L. England generating facility, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Proposed Shut Down of B.L. England Generating Facility of the PHI 2005 10-K. As previously disclosed, in a January 24, 2006 Administrative Consent Order among PHI, Conectiv, ACE, the New Jersey Department of Environmental Protection and the Attorney General of New Jersey, ACE agreed to shut down and permanently cease operations at the B.L. England generating facility by December 15, 2007 if ACE does not sell the plant. ACE recorded an asset retirement obligation of $60 million during the first quarter of 2006 (this is reflected as a regulatory liability in PHI's consolidated balance sheet).

ACE Auction of Generation Assets

     For a discussion of ACE's auction of generation assets, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- ACE Auction of Generation Assets of the PHI 2005 10-K. As previously disclosed, in November 2005, ACE announced an agreement to sell its interests in the Keystone and Conemaugh generating stations to Duquesne Light Holdings Inc. for $173.1 million. The sale, subject to approval by the New Jersey Board of Public Utilities as well as other regulatory agencies and certain other legal conditions, is expected to be completed in the third quarter of 2006. ACE received final bids for B.L. England on April 19, 2006.

Environmental Litigation

     For a discussion of environmental litigation involving PHI's subsidiaries, and specifically an administrative consent order entered into between DPL and the Maryland Department of Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Environmental Litigation of the PHI 2005 10-K. Although the costs of cleanup resulting from the RI/FS will not be determinable until MDE approves the final remedy, DPL currently anticipates that the costs of removing MGP impacted soils and adjacent creek sediments will be in the range of $1.5 to $2.5 million; a $1.5 million charge was taken in the first quarter to reflect these anticipated costs.

IRS Mixed Service Cost Issue

     For a discussion of the history of IRS mixed service cost issue involving Pepco, DPL and ACE, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- IRS Mixed Service Cost Issue of the PHI 2005 10-K. On April 27, 2006, PHI received a draft of the IRS' proposed adjustment to Pepco's 2001-2002 deductions that disallows all but $34 million (pre-tax). On April 28, 2006, the proposed adjustments for DPL and ACE were received. Those proposed adjustments disallow in their entirety all of the deductions claimed on the 2001-2002 returns.

135
CRITICAL ACCOUNTING POLICIES

     For a discussion of Pepco Holdings' critical accounting policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005. No material changes to Pepco Holdings' critical accounting policies occurred during the first quarter of 2006.

NEW ACCOUNTING STANDARDS
Accounting for Life Settlement Contracts by Third-Party Investors -- FSP FTB 85-4-1

     In March 2006, the FASB issued FASB Staff Position (FSP) FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. The FSP also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ended December 31, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

Accounting for Purchases and Sales of Inventory with the Same Counterparty -- EITF 04-13

     In September 2005, the FASB ratified EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006 (April 1, 2006 for Pepco Holdings). EITF 04-13 would not affect Pepco Holdings' net income, overall financial condition, or cash flows, but rather could result in certain revenues and costs, including wholesale revenues and purchased power expenses, being presented on a net basis. Pepco Holdings is in the process of evaluating the impact of EITF 04-13 on its Consolidated Statements of Earnings presentation of purchases and sales.

Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 -- SFAS No. 155

     In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" (SFAS No. 155). This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

Pepco Holdings is in the process of evaluating the impact of SFAS No. 155 but does not anticipate that its implementation will have a material impact on its overall financial condition, results of operations, or cash flows.

Accounting for Servicing of Financial Assets -- SFAS No. 156

     In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets" (SFAS 156), an amendment of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability upon undertaking an obligation to service a financial asset via certain servicing contracts, and for all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Subsequent measurement is permitted using either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. The statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Application is to be applied prospectively to all transactions following adoption of the statement. Pepco Holdings is in the process of evaluating the impact of the Statement and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco Holdings' intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause PHI's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

•	Changes in and compliance with environmental and safety laws and policies;
137

•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Potential changes in accounting standards or practices;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by Federal and/or state regulatory commissions;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence PHI's business and profitability;
•	Pace of entry into new markets;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Quarterly Report and Pepco Holdings undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Pepco Holdings to predict all such factors, nor can Pepco Holdings assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The foregoing review of factors should not be construed as exhaustive.
138

THIS PAGE INTENTIONALLY LEFT BLANK.
139

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY
RESTATEMENT

     As reported in Pepco's Annual Report on Form 10-K for the year ended December 31, 2005, Pepco restated its previously reported financial statements for the three months ended March 31, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. This restatement was required solely because the cumulative impact of the correction, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. See Note 5 "Restatement," to Pepco's Financial Statements for further discussion.

GENERAL OVERVIEW

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Montgomery County and Prince George's County in suburban Maryland. Pepco provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier, in both the District of Columbia and Maryland. Default Electricity Supply is known as Standard Offer Service (SOS) in both the District of Columbia and Maryland. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2.1 million. As of March 31, 2006, approximately 58% of delivered electricity sales were to Maryland customers and approximately 42% were to Washington, D.C. customers.

     Pepco is a wholly owned subsidiary of Pepco Holdings, Inc. (PHI or Pepco Holdings). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and Pepco and certain activities of Pepco are subject to the regulatory oversight of FERC under PUHCA 2005.

140
RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
	2006	2005	Change
Regulated T&D Electric Revenue	$192.9	$196.4	$(3.5)
Default Supply Revenue	274.5	214.5	60.0
Other Electric Revenue	7.8	9.0	(1.2)
Total Operating Revenue	$475.2	$419.9	$55.3

     The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated T&D (Transmission and Distribution) Electric Revenue and Default Supply Revenue) and that which primarily is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue service consists of the revenue Pepco receives for delivery of electricity to its customers for which Pepco is paid regulated rates. Default Supply Revenue is the revenue received from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric
Regulated T&D Electric Revenue	2006	2005	Change

Residential	$54.8	$57.5	$(2.7)
Commercial	108.4	110.6	(2.2)
Industrial	-	-	-
Other (Includes PJM)	29.7	28.3	1.4
Total Regulated T&D Electric Revenue	$192.9	$196.4	$(3.5)

Regulated T&D Electric Sales (Gwh)	2006	2005	Change

Residential	2,027	2,111	(84)
Commercial	4,263	4,411	(148)
Industrial	-	-	-
Other	45	45	-
Total Regulated T&D Electric Sales	6,335	6,567	(232)

141

Regulated T&D Electric Customers (000s)	2006	2005	Change

Residential	677	668	9
Commercial	73	72	1
Industrial	-	-	-
Other	-	-	-
Total Regulated T&D Electric Customers	750	740	10

     Regulated T&D Electric Revenue decreased by $3.5 million primarily due to the following: (i) $6.3 million decrease due to lower weather-related sales, the result of a 15% decrease in heating degree days in 2006, (ii) $1.4 million decrease in other sales and rate variances, primarily customer usage, offset by (iii) $2.5 million increase due to customer growth, the result of a 1.3% increase in 2006, and (iv) $1.5 million increase in PJM revenues due to an increase in PJM zonal transmission rates.

Default Electricity Supply
Default Supply Revenue	2006	2005	Change

Residential	$119.7	$107.9	$11.8
Commercial	154.1	104.7	49.4
Industrial	-	-	-
Other (Includes PJM)	.7	1.9	(1.2)
Total Default Supply Revenue	$274.5	$214.5	$60.0

Default Electricity Supply Sales (Gwh)	2006	2005	Change

Residential	1,886	1,897	(11)
Commercial	2,337	2,140	197
Industrial	-	-	-
Other	14	28	(14)
Total Default Electricity Supply Sales	4,237	4,065	172

Default Electricity Supply Customers (000s)	2006	2005	Change

Residential	645	617	28
Commercial	62	58	4
Industrial	-	-	-
Other	-	-	-
Total Default Electricity Supply Customers	707	675	32

142

     Default Supply Revenue increased by $60.0 million primarily due to the following: (i) $45.1 million increase in retail energy rates, the result of market based SOS increases in Maryland in June 2005 and SOS beginning in the District of Columbia in February 2005 (partially offset in Fuel and Purchased Energy expense), (ii) $20.4 million increase due to higher SOS load in 2006, (iii) $3.9 million increase due to customer growth, the result of a 1.3% increase in 2006, (iv) $1.8 million increase in other sales and rate variances, offset by (v) $11.2 million decrease due to weather-related sales, the result of a 15% decrease in heating degree days in 2006.

     For the three months ended March 31, 2006, Pepco's Maryland customers served by an alternate supplier represented 29% of Pepco's total Maryland sales, and Pepco's District of Columbia customers served by an alternate supplier represented 39% of Pepco's total District of Columbia sales. For the three months ended March 31, 2005, Pepco's Maryland customers served by an alternate supplier represented 35% of Pepco's total Maryland sales, and Pepco's District of Columbia customers served by an alternate supplier represented 42% of Pepco's total District of Columbia sales.

Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy increased by $48.9 million to $265.7 million in the 2006 quarter, from $216.8 million in the 2005 quarter. The increase is primarily due to: (i) $38.7 million increase in average energy costs, the result of new SOS supply contracts for Maryland in June 2005 and District of Columbia in February, 2005, (ii) $11.4 million increase due to higher SOS load in 2006, primarily commercial, partially offset by (iii) $1.2 million decrease in other sales and rate variances (partially offset in Default Supply Revenue).

Other Operation and Maintenance

     Other Operation and Maintenance increased by $6.0 million to $71.1 million in the 2006 quarter from $65.1 million in the 2005 quarter. The increase was primarily due to (i) $2.1 million increase in emergency restoration, (ii) $2.0 million increase in system maintenance, (iii) $3.3 million increase in default supply costs, (iv) $1.7 million increase due to a company-owned life insurance plan adjustment, (v) $1.3 million increase in deferred compensation, partially offset by (vi) $2.1 million decrease due to March 2005 severance costs, and (vii) $2.4 million decrease in incentive costs.

Other Income (Expenses)

     Other Expenses (which are net of other income) decreased by $2.9 million to a net expense of $13.9 million in the 2006 quarter from a net expense of $16.8 million in the 2005 quarter. This decrease was primarily due to: (i) $.9 million gain on life insurance benefit, (ii) $.7 million increase in interest and dividend income, (iii) $.7 million decrease in interest expense resulting from maturities of debt in January 2006.

Income Tax Expense

     Pepco's effective tax rate for the three months ended March 31, 2006 was 46% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences and permanent differences related to deferred compensation, partially offset by the flow-through of deferred investment tax credits and certain removal costs.

     Pepco's effective tax rate for the three months ended March 31, 2005 was 46% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and certain removal costs.

FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause Pepco's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
144

•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by Federal and/or state regulatory commissions;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence Pepco's business and profitability;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Quarterly Report and Pepco undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Pepco to predict all such factors, nor can Pepco assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The foregoing review of factors should not be construed as exhaustive.
145

THIS PAGE INTENTIONALLY LEFT BLANK.
146

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
RESTATEMENT

     As reported in DPL's Annual Report on Form 10-K for the year ended December 31, 2005, our parent company, Pepco Holdings, restated its previously reported financial statements for the three months ended March 31, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. The restatement of Pepco Holdings consolidated financial statements was required solely because the cumulative impact of the correction, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The restatement to correct the accounting for the deferred compensation arrangements had no impact on DPL; however, DPL restated its previously reported financial statements for the three months ended March 31, 2005, to reflect the correction of other errors. The correction of these other errors, primarily relating to unbilled revenue, taxes, and various accrual accounts, was considered by management to be immaterial. See Note 5 "Restatement," to DPL's Financial Statements for further discussion.

GENERAL OVERVIEW

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia. DPL provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Default Service in Virginia, as Standard Offer Service (SOS) in Maryland and in Delaware on and after May 1, 2006, and as Provider of Last Resort service in Delaware before May 1, 2006. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.3 million. As of March 31, 2006, approximately 64% of delivered electricity sales were to Delaware customers, approximately 33% were to Maryland customers, and approximately 3% were to Virginia customers. DPL also provides natural gas distribution service in northern Delaware. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately .5 million.

     DPL is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (PHI). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and DPL and certain activities of DPL are subject to the regulatory oversight of FERC under PUHCA 2005.

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Other than this disclosure, information under this item has been omitted in accordance with General

Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Electric Operating Revenue

	2006	2005	Change
Regulated T&D Electric Revenue	$96.1	$96.1	$-
Default Supply Revenue	155.8	158.5	(2.7)
Other Electric Revenue	6.2	5.1	1.1
Total Electric Operating Revenue	$258.1	$259.7	$(1.6)

     The table above shows the amount of Electric Operating Revenue earned that is subject to price regulation (Regulated T&D (Transmission and Distribution) Electric Revenue and Default Supply Revenue) and that which primarily is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue includes revenue DPL receives for delivery of electricity to its customers, for which DPL is paid regulated rates. Default Supply Revenue is the revenue received from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric

Regulated T&D Electric Revenue	2006	2005	Change

Residential	$45.7	$49.0	$(3.3)
Commercial	24.3	24.8	(.5)
Industrial	5.1	5.2	(.1)
Other (Includes PJM)	21.0	17.1	3.9
Total Regulated T&D Electric Revenue	$96.1	$96.1	$-

Regulated T&D Electric Sales (Gwh)	2006	2005	Change

Residential	1,452	1,609	(157)
Commercial	1,248	1,289	(41)
Industrial	679	739	(60)
Other	12	12	-
Total Regulated T&D Electric Sales	3,391	3,649	(258)

Regulated T&D Electric Customers (000s)	2006	2005	Change

Residential	450	444	6
Commercial	60	58	2
Industrial	1	1	-
Other	1	1	-
Total Regulated T&D Electric Customers	512	504	8

148

     Regulated T&D Electric Revenue was unchanged primarily due to the following: (i) $4.7 million decrease due to lower weather-related sales, the result of a 16% decrease in heating degree days in 2006, offset by (ii) $3.9 million increase in PJM revenues due to an increase in PJM zonal transmission rates, and (iii) $.8 million increase due to customer growth, the result of a 1.6% increase in 2006.

Default Electricity Supply

Default Supply Revenue	2006	2005	Change

Residential	$74.0	$80.6	$(6.6)
Commercial	61.7	57.9	3.8
Industrial	19.3	19.2	.1
Other (Includes PJM)	.8	.8	-
Total Default Supply Revenue	$155.8	$158.5	$(2.7)

Default Electricity Supply Sales (Gwh)	2006	2005	Change

Residential	1,453	1,612	(159)
Commercial	1,137	1,158	(21)
Industrial	404	405	(1)
Other	12	12	-
Total Default Electricity Supply Sales	3,006	3,187	(181)

Default Electricity Supply Customers (000s)	2006	2005	Change

Residential	450	443	7
Commercial	59	57	2
Industrial	1	1	-
Other	1	1	-
Total Default Electricity Supply Customers	511	502	9

     Default Supply Revenue decreased by $2.7 million primarily due to the following: (i) $8.5 million decrease due to lower weather-related sales, as a result of a 16% decrease in heating degree days in 2006, (ii) $5.2 million decrease in other sales variances, offset by (iii) $6.0 million in higher retail energy rates, primarily resulting from new market based Maryland SOS effective June 2005, (partially offset in Fuel and Purchased Energy expense), (iv) $3.7 million increase due to higher SOS load in 2006, and (v) $1.3 million increase due to customer growth, the result of a 1.6% increase in 2006.

149

     For the three months ended March 31, 2006, DPL's Delaware customers served by an alternate supplier represented 8% of DPL's total Delaware sales and DPL's Maryland customers served by an alternate supplier represented 18% of DPL's total Maryland sales. For the three months ended March 31, 2005, DPL's Delaware customers served by an alternate supplier represented 10% of DPL's total Delaware sales and DPL's Maryland customers served by an alternate supplier represented 19% of DPL's total Maryland sales.

Natural Gas Operating Revenue

	2006	2005	Change
Regulated Gas Revenue	$99.9	$92.0	$7.9
Other Gas Revenue	10.5	19.0	(8.5)
Total Natural Gas Operating Revenue	$110.4	$111.0	$(.6)

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

Regulated Gas Revenue	2006	2005	Change

Residential	$59.9	$56.1	$3.8
Commercial	35.5	31.4	4.1
Industrial	3.2	3.2	-
Transportation and Other	1.3	1.3	-
Total Regulated Gas Revenue	$99.9	$92.0	$7.9

Regulated Gas Sales (Bcf)	2006	2005	Change

Residential	3.5	4.4	(.9)
Commercial	2.1	2.7	(.6)
Industrial	.2	.4	(.2)
Transportation and Other	1.7	1.8	(.1)
Total Regulated Gas Sales	7.5	9.3	(1.8)

150

Regulated Gas Customers (000s)	2006	2005	Change

Residential	111	110	1
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	120	119	1

Regulated Gas Revenue

     Regulated Gas Revenue increased by $7.9 million primarily due to (i) $12.4 million increase in the Gas Cost Rate (GCR) effective November 2005, due to higher natural gas commodity costs (primarily offset in Gas Purchased expense), offset by (ii) $4.7 million decrease due to lower weather-related sales, as a result of a 15% decrease in heating degree days in 2006.

Other Gas Revenue
Other Gas Revenue decreased by $8.5 to $10.5 million in the 2006 quarter from $19.0 million in the 2005 quarter primarily due to lower off-system sales (offset in Gas Purchased expense).
Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy decreased by $.4 million to $161.8 million in the 2006 quarter, from $162.2 million in the 2005 quarter. The decrease is primarily due to: (i) $14.0 million decrease in sales, primarily due to weather and customer usage, offset by (ii) $12.5 million increase in higher average energy costs, the result of new Maryland SOS contracts in June 2005 (partially offset in Default Supply Revenue) and (iii) $1.1 million increase due to higher SOS load in 2006 (partially offset in Default Supply Revenue).

Gas Purchased

     Total Gas Purchased increased by $3.6 million to $88.7 million in the 2006 quarter from $85.1 million in the 2005 quarter. The increase is primarily due to: (i) $4.2 million increase in wholesale commodity costs partially offset by storage injections, (ii) $4.1 million increase from the settlement of financial hedges (entered into as part of DPL's regulated natural gas hedge program), (iii) $2.7 million increase in deferred fuel costs, offset by (iv) $7.4 million decrease in costs associated with lower off-system sales (offsets in Other Gas Revenue).

Other Operation and Maintenance

     Other Operation and Maintenance increased by $2.5 million to $45.2 million in the 2006 quarter from $42.7 million in the 2005 quarter. The increase was primarily due to (i) $1.6 million increase in electric system maintenance, (ii) $1.5 million increase in coal gas environmental liability, (iii) $1.2 million increase in emergency restoration, (iv) $1.1 million increase in gas system maintenance, offset by (v) $1.1 million decrease due to building lease cost adjustment, (vi) $.7 million decrease in lower T&D Insurance, and (vii) $.7 million decrease in incentive and severance costs.

Gain on Sale of Assets
Gain on Sale of Assets represents a gain of $.8 million on the sale of land in 2006.
Other Income (Expenses)

     Other Expenses (which are net of other income) increased by $.6 million to a net expense of $8.5 million in the 2006 quarter from a net expense of $7.9 million in the 2005 quarter. The increase is primarily due to an increase in interest expense on short term debt.

Income Tax Expense

     DPL's effective tax rate for the three months ended March 31, 2006 was 42% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

     DPL's effective tax rate for the three months ended March 31, 2005 was 41% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding DPL's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause DPL or DPL's industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond DPL's control and may cause actual results to differ materially from those contained in forward-looking statements:

152

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by Federal and/or state regulatory commissions;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence DPL's business and profitability;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Quarterly Report and DPL undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of anticipated events. New factors emerge from time to time, and it is not possible for DPL to predict all such factors, nor can DPL assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The foregoing review of factors should not be construed as exhaustive.
153

THIS PAGE INTENTIONALLY LEFT BLANK.
154

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY
RESTATEMENT

     As reported in ACE's Annual Report on Form 10-K for the year ended December 31, 2005, our parent company, Pepco Holdings, restated its previously reported consolidated financial statements for the three months ended March 31, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial.  These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. The restatement of Pepco Holdings consolidated financial statements was required solely because the cumulative impact of the correction, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The restatement to correct the accounting for the deferred compensation arrangements had no impact on ACE; however, ACE restated its previously reported consolidated financial statements for the three months ended March 31, 2005, to reflect the correction of other errors. The correction of these other errors, primarily relating to unbilled revenue, taxes, and various accrual accounts, was considered by management to be immaterial. See Note 5 "Restatement," to ACE's Consolidated Financial Statements for further discussion.

GENERAL OVERVIEW

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission, and distribution of electricity in southern New Jersey. ACE provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Basic Generation Service (BGS) in New Jersey. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 1.0 million.

     ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (PHI or Pepco Holdings). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and ACE and certain activities of ACE are subject to the regulatory oversight of FERC under PUHCA 2005.

155
RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
	2006	2005	Change
Regulated T&D Electric Revenue	$80.5	$81.8	$(1.3)
Default Supply Revenue	249.6	223.6	26.0
Other Electric Revenue	3.6	3.9	(.3)
Total Operating Revenue	$333.7	$309.3	$24.4

     The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated T&D (Transmission and Distribution) Electric Revenue and Default Supply Revenue) and that which primarily is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue consists of the revenue ACE receives for delivery of electricity to its customers for which service ACE is paid regulated rates. Default Supply Revenue is the revenue received by ACE for providing Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Also included in Default Supply Revenue is revenue from non-utility generators (NUGS), transition bond charges, market transition charges (MTC) and other restructuring related revenues (see Deferred Electric Service Costs). Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric
Regulated T&D Electric Revenue	2006	2005	Change

Residential	$37.8	$40.6	$(2.8)
Commercial	23.5	24.4	(.9)
Industrial	3.5	3.9	(.4)
Other (Includes PJM)	15.7	12.9	2.8
Total Regulated T&D Electric Revenue	$80.5	$81.8	$(1.3)

156

Regulated T&D Electric Sales (Gwh)	2006	2005	Change

Residential	1,012	1,075	(63)
Commercial	971	992	(21)
Industrial	293	281	12
Other	13	12	1
Total Regulated T&D Electric Sales	2,289	2,360	(71)

Regulated T&D Electric Customers (000s)	2006	2005	Change

Residential	469	463	6
Commercial	63	62	1
Industrial	1	1	-
Other	1	-	1
Total Regulated T&D Electric Customers	534	526	8

     Regulated T&D Electric Revenue decreased by $1.3 million primarily due to the following: (i) $2.9 million decrease due to lower weather-related sales, the result of a 16% decrease in heating degree days in 2006, (ii) $2.0 million decrease in other sales and rate variances, partially offset by (iii) $2.5 million increase in PJM revenues due to an increase in PJM zonal transmission rates, and (iv) $.8 million increase due to customer growth, the result of a 1.5% increase in 2006.

Default Electricity Supply
Default Supply Revenue	2006	2005	Change

Residential	$81.8	$75.2	$6.6
Commercial	63.9	54.2	9.7
Industrial	12.2	9.8	2.4
Other (Includes PJM)	91.7	84.4	7.3
Total Default Supply Revenue	$249.6	$223.6	$26.0

Default Electricity Supply Sales (Gwh)	2006	2005	Change

Residential	1,013	1,080	(67)
Commercial	712	667	45
Industrial	93	77	16
Other	13	13	-
Total Default Electricity Supply Sales	1,831	1,837	(6)

157

Default Electricity Supply Customers (000s)	2006	2005	Change

Residential	469	462	7
Commercial	63	61	2
Industrial	1	1	-
Other	1	1	-
Total Default Electricity Supply Customers	534	525	9

     Default Supply Revenue is primarily subject to deferral accounting, with differences in revenues and expenses deferred to the balance sheet for subsequent recovery under the New Jersey restructuring deferral. The $26.0 million increase in Default Supply Revenue primarily resulted from the following: (i) $19.5 million increase due to higher retail energy rates resulting from a new market based New Jersey BGS effective October 2005, (ii) $6.9 million increase in wholesale energy revenues from sales of generated and purchased energy in PJM (included in Other) due to higher market prices in 2006, (iii) $3.3 million increase due to higher BGS load in 2006, (iv) $1.9 million increase due to customer growth, the result of a 1.5% increase in 2006, partially offset by (v) $4.8 million decrease due to lower weather-related sales, as a result of a 16% decrease in heating degree days in 2006. Default Supply Revenue is partially offset in Fuel and Purchased Power expense.

Operating Expenses
Fuel and Purchased Energy and Other Services Costs of Sales

     Fuel and Purchased Energy increased by $18.3 million to $206.4 million in the 2006 quarter, from $188.1 million in the 2005 quarter. The increase is primarily due to: (i) $14.1 million increase in average energy costs, the result of New Jersey BGS supply contracts in June 2005 and (ii) $4.2 million in other sales and rate variances (partially offset in Default Supply Revenue).

Other Operations and Maintenance

      Other Operation and Maintenance increased by $2.4 million to $47.8 million in the 2006 quarter from $45.4 million the 2005 quarter. The increase was primarily due to (i) $2.3 million increase in system maintenance, (ii) $1.0 million increase in emergency restoration, offset by (iii) $1.1 million decrease due to a building lease adjustment.

Other Income (Expenses)

     Other Expenses (which are net of other income) increased by $4.3 million to a net expense of $16.6 million in the 2006 quarter from a net expense of $12.3 million in the 2005 quarter. The increase is primarily due to (i) $3.3 million increase due to a Contribution in Aid of Construction tax gross-up and (ii) $1.1 million increase in interest expense resulting from higher interest rates on debt issued in 2006.

158
Income Tax Expense

     ACE's effective tax rate for the three months ended March 31, 2006 was 26% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences, and changes in estimates related to tax liabilities of prior tax years subject to audit, partially offset by an adjustment to accumulated deferred taxes (which is the primary reason for the lower effective tax rate as compared to 2005) and the flow-through of deferred investment tax credits.

     ACE's effective tax rate before the extraordinary item for the three months ended March 31, 2005 was 43% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences, and change in estimates related to tax liabilities of prior tax years subject to audit, partially offset by the flow-through of deferred investment tax credits.

Extraordinary Item

     As a result of the April 2005 settlement of ACE's electric distribution rate case, ACE reversed $15.2 million in accruals related to certain deferred costs that are now deemed recoverable. The after-tax credit to income of $9.0 million is classified as an extraordinary gain in the 2005 financial statements since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding ACE's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause ACE or ACE's industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond ACE's control and may cause actual results to differ materially from those contained in forward-looking statements:

159

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by Federal and/or state regulatory commissions;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence ACE's business and profitability;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Quarterly Report and ACE undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of anticipated events. New factors emerge from time to time, and it is not possible for ACE to predict all such factors, nor can ACE assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The foregoing review of factors should not be construed as exhaustive.
160

THIS PAGE INTENTIONALLY LEFT BLANK.
161

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pepco Holdings

     For information about PHI's derivative activities, refer to "Accounting for Derivatives" in Note 2 and "Use of Derivatives in Energy and Interest Rate Hedging Activities" in Note 13 to the Consolidated Financial Statements of PHI included in its Annual Report on Form 10-K for the year ended December 31, 2005.

     PHI's risk management policies place oversight at the senior management level through the Corporate Risk Management Committee which has the responsibility for establishing corporate compliance requirements for the competitive energy segments' energy market participation. PHI uses a value-at-risk (VaR) model to assess the market risk of its competitive energy segments' other energy commodity activities. PHI also uses other measures to limit and monitor risk in its commodity activities, including limits on the nominal size of positions and periodic loss limits. VaR represents the potential mark-to-market loss on energy contracts or portfolios due to changes in market prices for a specified time period and confidence level. PHI estimates VaR using a delta-gamma variance / covariance model with a 95 percent, one-tailed confidence level and assuming a one-day holding period. Since VaR is an estimate, it is not necessarily indicative of actual results that may occur.

Value at Risk Associated with Energy Contracts For the Three Months Ended March 31, 2006 (Millions of dollars)
	Proprietary Trading VaR (1)	VaR for Competitive Energy Activity (2)
95% confidence level, one-day holding period, one-tailed(3)
Period end	N/A	$17.8
Average for the period	N/A	$15.2
High	N/A	$21.5
Low	N/A	$11.4
Notes:
(1)	PHI discontinued its proprietary trading activity in 2003.
(2)

This column represents all energy derivative contracts, normal purchase and sales contracts, modeled generation output and fuel requirements and modeled customer load obligations for the ongoing other energy commodity activities.

(3)

As VaR calculations are shown in a standard delta or delta/gamma closed form 95% 1-day holding period 1-tail normal distribution form, traditional statistical and financial methods can be employed to reconcile prior Form 10-K and Form 10-Q VaRs to the above approach. In this case, 5-day VaRs divided by the square root of 5 equal 1-day VaRs; and 99% 1-tail VaRs divided by 2.326 times 1.645 equal 95% 1-tail VaRs. Note that these methods of conversion are not valid for converting from 5-day or less holding periods to over 1-month holding periods and should not be applied to "non-standard closed form" VaR calculations in any case.

162

     The competitive energy segments' portfolio of electric generating plants includes "mid-merit" assets and peaking assets. Mid-merit electric generating plants are typically combined cycle units that can quickly change their megawatt output level on an economic basis. These plants are generally operated during times when demand for electricity rises and power prices are higher. The competitive energy segments dynamically hedge both the estimated plant output and fuel requirements as the estimated levels of output and fuel needs change. Hedge percentages include the estimated electricity output of the competitive energy segments' generation plants that have been economically hedged and any associated financial or physical commodity contracts (including derivative contracts that are classified as cash flow hedges under SFAS 133, other derivative instruments, wholesale normal purchase and sales contracts, and load service obligations).

     The primary purpose of the hedging program is to improve the predictability and stability of generation margins by selling forward a portion of its projected economic plant output, and buying forward a portion of its projected fuel supply requirements. During the fourth quarter of 2005, Conectiv Energy revised its energy commodity hedging targets for projected on-peak electricity output to reflect several factors, including improving market conditions that are predicted for the eastern portion of the PJM power market. Conectiv Energy intends to maintain a forward 36-month program with targeted ranges for hedging its projected economic plant output during peak periods (based on the then-current forward electricity price curve) combined with on-peak energy purchases as follows:

ON-PEAK ELECTRICITY HEDGE TARGETS
Month	Target Range
1-12	50-100%
13-24	25-75%
25-36	0-50%

     Within each period, hedged percentages can vary significantly above or below the average reported percentages, due to seasonality, changes in forward prices, market liquidity, plant outage schedules or other factors.

     As of March 31, 2006, the electricity sold forward as a percentage of projected on-peak economic output combined with on-peak energy purchases was 123%, 99% and 39% for the 1-12 month, 13-24 month and 25-36 month forward periods, respectively. Hedge percentages were above the target ranges for the 1-12 month and the 13-24 month periods due to Conectiv Energy's success in the default electricity supply auctions and changes in projected on-peak output since the forward sale commitments were entered into. For the 1-12 month period, the amount of forward on-peak sales represents 35% of Conectiv Energy's total on-peak generating capability and on-peak energy purchases. While Conectiv Energy attempts to place hedges that are expected to generate energy margins at or near its forecasted gross margin levels, the volumetric percentages vary significantly by month and often do not capture the peak pricing hours and the related high margins that can be realized. As a result the percentage of on peak output hedged does not represent the amount of expected value hedged.

163

     Not all of Conectiv Energy's Merchant Generation gross margins can be hedged (such as ancillary services and fuel switching) due to lack of market products, market liquidity or other factors. Also, the hedging of locational value and capacity can be limited. These margins can be material to Conectiv Energy.

This table provides information on the competitive energy segment's credit exposure, net of collateral, to wholesale counterparties.
Schedule of Credit Risk Exposure on Competitive Wholesale Energy Contracts (Millions of dollars)
	March 31, 2006
Rating (1)	Exposure Before Credit Collateral (2)	Credit Collateral (3)	Net Exposure	Number of Counterparties Greater Than 10% (4)	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$131.8	$63.6	$68.2	3	$32.1
Non-Investment Grade	6.6	2.3	4.3
No External Ratings	18.2	.1	18.1
Credit reserves			$ 1.5
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

(3)

Credit collateral - the face amount of cash deposits, letters of credit and performance bonds received from counterparties, not adjusted for probability of default, and, if applicable, property interests (including oil and gas reserves).

(4)	Using a percentage of the total exposure.

     For additional information concerning market risk, please refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL, AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

164
Item 4. CONTROLS AND PROCEDURES
Pepco Holdings, Inc.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco Holdings has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006, and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco Holdings have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco Holdings and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Consideration of the Restatement

     As discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's 2005 Form 10-K filed on March 13, 2006, Pepco Holdings restated its previously reported consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, the quarterly financial information for the first three quarters in 2005, and all quarterly periods in 2004, to correct the accounting for certain deferred compensation arrangements and to correct errors with respect to unbilled revenue, taxes and various accrual accounts. In coming to the conclusion that the Company's disclosure controls and procedures and the Company's internal control over financial reporting were effective as of December 31, 2005, management concluded that the restatement items described in Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K filed on March 13, 2006, individually or in the aggregate, did not constitute a material weakness. In coming to this conclusion, management reviewed and analyzed the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality," paragraph 29 of Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and SAB Topic 5F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and took into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that Pepco Holdings decided to restate its previously issued financial statements solely because the cumulative impact of the adjustments would have been material to the fourth quarter of 2005 reported net income.

Changes in Internal Control Over Financial Reporting

     During the three months ended March 31, 2006, there was no change in Pepco Holdings' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco Holdings' internal controls over financial reporting.

     Pepco Holdings' subsidiary, Conectiv Energy, which operates a competitive energy business, is in the process of installing new energy transaction software that provides additional functionality, such as enhanced PJM invoice reconciliation capability, hedge accounting, greater risk analysis capability and enhanced regulatory reporting capability. During the second quarter of 2006, Conectiv Energy anticipates implementing the new software for all energy commodity transactions. The Conectiv Energy implementation will be the first commercial implementation of this software and extensive pre-implementation testing has been performed to ensure internal controls over financial reporting continue to be effective. Operating effectiveness of internal controls over financial reporting will continue to be evaluated post implementation.

Potomac Electric Power Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006, and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Consideration of the Restatement

     As discussed in Note 13 of the Notes to Financial Statements in Part II, Item 8 of the Company's 2005 Form 10-K filed on March 13, 2006, Pepco restated its previously reported financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, the quarterly financial information for the first three quarters in 2005, and all quarterly periods in 2004, to correct the accounting for certain deferred compensation arrangements and to correct errors with respect to unbilled revenue, taxes and various accrual accounts. In coming to the conclusion that the Company's disclosure controls and procedures were effective as of December 31, 2005, management concluded that the restatement items described in Note 13 of the Notes to Financial Statements in Part II, Item 8 of the Form 10-K filed on March 13, 2006, individually or in the aggregate, did not constitute a material weakness. In coming to this conclusion, management reviewed and analyzed the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality," paragraph 29 of Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and SAB Topic 5F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and took into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that Pepco decided to restate its previously issued financial statements solely because the cumulative impact of the adjustments would have been material to the fourth quarter of 2005 reported net income.

166
Changes in Internal Control Over Financial Reporting

     During the three months ended March 31, 2006, there was no change in Pepco's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco's internal controls over financial reporting.

Delmarva Power & Light Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, DPL has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006, and, based upon this evaluation, the chief executive officer and the chief financial officer of DPL have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to DPL that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Consideration of the Restatement

     As discussed in Note 13 of the Notes to Financial Statements in Part II, Item 8 of the Company's 2005 Form 10-K filed on March 13, 2006, DPL restated its previously reported financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, the quarterly financial information for the first three quarters in 2005, and all quarterly periods in 2004, to correct errors with respect to unbilled revenue, taxes and various accrual accounts. In coming to the conclusion that the Company's disclosure controls and procedures were effective as of December 31, 2005, management concluded that the restatement items described in Note 13 of the Notes to Financial Statements in Part II, Item 8 of the Form 10-K filed on March 13, 2006, individually or in the aggregate, did not constitute a material weakness. In coming to this conclusion, management reviewed and analyzed the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality," paragraph 29 of Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and SAB Topic 5F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and took into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that DPL decided to restate its previously issued financial statements solely because of corrections recorded in Pepco Holdings consolidated financial statements.

Changes in Internal Control Over Financial Reporting

     During the three months ended March 31, 2006, there was no change in DPL's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, DPL's internal controls over financial reporting.

167
Atlantic City Electric Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, ACE has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006, and, based upon this evaluation, the chief executive officer and the chief financial officer of ACE have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to ACE and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Consideration of the Restatement

     As discussed in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's 2005 Form 10-K filed on March 13, 2006, ACE restated its previously reported consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, the quarterly financial information for the first three quarters in 2005, and all quarterly periods in 2004, to correct errors with respect to taxes and various accrual accounts. In coming to the conclusion that the Company's disclosure controls and procedures were effective as of December 31, 2005, management concluded that the restatement items described in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K filed on March 13, 2006, individually or in the aggregate, did not constitute a material weakness. In coming to this conclusion, management reviewed and analyzed the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality," paragraph 29 of Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and SAB Topic 5F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and took into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that ACE restated is previously issued consolidated financial statements solely because of corrections recorded in Pepco Holdings consolidated financial statements.

Changes in Internal Control Over Financial Reporting

     During the three months ended March 31, 2006, there was no change in ACE's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ACE's internal controls over financial reporting.

168
Part II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Pepco Holdings

     In July 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In December 2005, the U.S. Bankruptcy Court for the Northern District of Texas approved Mirant's Plan of Reorganization (the Reorganization Plan) and the Mirant business emerged from bankruptcy. For information concerning the Reorganization Plan and the potential impacts thereof and of other litigation related to this bankruptcy on PHI, please refer to Note (4), Commitments and Contingencies, to the financial statements of PHI included herein.

     For further information concerning litigation matters, please refer to Item 3, "Legal Proceedings," included in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005 and Note (4), Commitments and Contingencies, to the financial statements of PHI included herein.

Pepco

     In July 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In December 2005, the U.S. Bankruptcy Court for the Northern District of Texas approved Mirant's Plan of Reorganization (the Reorganization Plan) and the Mirant business emerged from bankruptcy. For information concerning the Reorganization Plan and the potential impacts thereof and of other litigation related to this bankruptcy on Pepco, please refer to Note (4), Commitments and Contingencies, to the financial statements of Pepco included herein.

For further information concerning litigation matters, please refer to Note (4), Commitments and Contingencies, to the financial statements of Pepco included herein.
DPL
For information concerning litigation matters, please refer to Note (4), Commitments and Contingencies, to the financial statements of DPL included herein.
ACE
For information concerning litigation matters, please refer to Note (4), Commitments and Contingencies, to the financial statements of ACE included herein.
Item 1A. RISK FACTORS
Pepco Holdings

     For a discussion of Pepco Holdings' risk factors, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005. No material changes to Pepco Holdings' risk factors occurred during the first quarter of 2006.

169
Pepco

     For a discussion of Pepco's risk factors, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in Pepco's Annual Report on Form 10-K for the year ended December 31, 2005. No material changes to Pepco's risk factors occurred during the first quarter of 2006.

DPL

     For a discussion of DPL's risk factors, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in DPL's Annual Report on Form 10-K for the year ended December 31, 2005. No material changes to DPL's risk factors occurred during the first quarter of 2006.

ACE

     For a discussion of ACE's risk factors, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in ACE's Annual Report on Form 10-K for the year ended December 31, 2005. No material changes to ACE's risk factors occurred during the first quarter of 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Pepco Holdings
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL, AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Pepco Holdings
None.
170

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL, AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Pepco Holdings
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL, AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

     The documents listed below are being filed or furnished on behalf of Pepco Holdings, Inc. (PHI), Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), and Atlantic City Electric Company (ACE).

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
3.1	Pepco	Restated Articles of Incorporation	Filed herewith.
3.2	Pepco	By-Laws	Filed herewith.
10	PHI, Pepco DPL ACE	First Amendment dated April 11, 2006, to Credit Agreement with Wachovia Bank, National Association, as administrative agent	Filed herewith.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
171

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
		For the Year Ended December 31, (a)
	Three Months Ended March 31, 2006	2005	(Restated) 2004	(Restated) 2003	(Restated) 2002	(Restated) 2001
	(Millions of dollars)

Income before extraordinary item (b)	$56.1	$368.5	$257.4	$204.9	$218.7	$193.3

Income tax expense	35.2	255.2	167.3	62.1	124.9	83.1

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	82.4	341.4	376.2	385.9	229.5	164.1
Other interest	5.0	20.3	20.6	21.7	21.0	23.8
Preferred dividend requirements of subsidiaries	.4	2.5	2.8	13.9	20.6	14.2
Total fixed charges	87.8	364.2	399.6	421.5	271.1	202.1

Non-utility capitalized interest	(.2)	(.5)	(.1)	(10.2)	(9.9)	(2.7)

Income before extraordinary item, income tax expense, and fixed charges	$178.9	$987.4	$824.2	$678.3	$604.8	$475.8

Total fixed charges, shown above	87.8	364.2	399.6	421.5	271.1	202.1

Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	.3	1.7	1.8	4.2	11.8	6.1

Fixed charges for ratio computation	$88.1	$365.9	$401.4	$425.7	$282.9	$208.2

Ratio of earnings to fixed charges and preferred dividends	2.03	2.70	2.05	1.59	2.14	2.29

(a)

As discussed in Note (6) to the consolidated financial statements of Pepco Holdings included in Item 1 "Financial Statements," Pepco Holdings restated its financial statements to reflect the correction of the accounting for certain deferred compensation arrangements and other errors that management deemed to be immaterial.

(b)	Excludes losses on equity investments.

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
		For the Year Ended December 31, (a)
	Three Months Ended March 31, 2006	2005	(Restated) 2004	(Restated) 2003	(Restated) 2002	(Restated) 2001
	(Millions of dollars)

Net income (b)	$10.6	$165.0	$96.5	$103.2	$141.1	$193.3

Income tax expense	9.1	127.6	55.7	67.3	79.1	83.1

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	19.3	82.8	82.5	83.8	114.5	164.1
Other interest	3.3	13.6	14.3	16.2	17.3	23.8
Preferred dividend requirements of a subsidiary trust	-	-	-	4.6	9.2	9.2
Total fixed charges	22.6	96.4	96.8	104.6	141.0	197.1

Non-utility capitalized interest	-	-	-	-	(.2)	(2.7)

Income before income tax expense, and fixed charges	$42.3	$389.0	$249.0	$275.1	$361.0	$470.8

Ratio of earnings to fixed charges	1.87	4.04	2.57	2.63	2.56	2.39

Total fixed charges, shown above	22.6	96.4	96.8	104.6	141.0	197.1

Preferred dividend requirements, excluding mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, adjusted to a pre-tax amount	1.9	2.3	1.6	5.5	7.8	7.1

Total fixed charges and preferred dividends	$24.5	$98.7	$98.4	$110.1	$148.8	$204.2

Ratio of earnings to fixed charges and preferred dividends	1.73	3.94	2.53	2.50	2.43	2.31

(a)

As discussed in Note (5) to the consolidated financial statements of Pepco included in Item 1 "Financial Statements," Pepco restated its financial statements to reflect the correction of the accounting for certain deferred compensation arrangements and other errors that management deemed to be immaterial.

(b)	Excludes losses on equity investments.

Exhibit 12.3 Statements Re. Computation of Ratios
DPL
		For the Year Ended December 31, (a)
	Three Months Ended March 31, 2006	2005	(Restated) 2004	(Restated) 2003	(Restated) 2002	(Restated) 2001
	(Millions of dollars)

Net income	$20.8	$74.7	$63.0	$52.4	$51.5	$200.6

Income tax expense	15.2	57.6	48.1	37.0	36.9	139.9

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	9.2	35.3	33.0	37.2	44.1	68.5
Other interest	.6	2.7	2.2	2.7	3.6	3.4
Preferred dividend requirements of a subsidiary trust	-	-	-	2.8	5.7	5.7
Total fixed charges	9.8	38.0	35.2	42.7	53.4	77.6

Income before income tax expense, and fixed charges	$45.8	$170.3	$146.3	$132.1	$141.8	$418.1

Ratio of earnings to fixed charges	4.67	4.48	4.16	3.09	2.66	5.39

Total fixed charges, shown above	9.8	38.0	35.2	42.7	53.4	77.6

Preferred dividend requirements, adjusted to a pre-tax amount	.3	1.8	1.7	1.7	2.9	6.3

Total fixed charges and preferred dividends	$10.1	$39.8	$36.9	$44.4	$56.3	$83.9

Ratio of earnings to fixed charges and preferred dividends	4.53	4.28	3.96	2.98	2.52	4.98

(a)

As discussed in Note (5) to the financial statements of DPL included in Item 1 "Financial Statements," DPL restated its financial statements to reflect the correction of errors that management deemed to be immaterial. These errors otherwise would not have required restatement except for the restatement by Pepco Holdings to correct the accounting for certain deferred compensation arrangements.

Exhibit 12.4 Statements Re. Computation of Ratios
ACE
		For the Year Ended December 31, (a)
	Three Months Ended March 31, 2006	2005	(Restated) 2004	(Restated) 2003	(Restated) 2002	(Restated) 2001
	(Millions of dollars)

Income before extraordinary item	$6.3	$54.2	$61.7	$41.5	$29.4	$75.5

Income tax expense	2.2	43.3	42.6	27.3	14.1	46.7

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	15.4	60.1	62.2	63.7	55.6	62.2
Other interest	1.0	3.7	3.4	2.6	2.4	3.3
Preferred dividend requirements of subsidiary trusts	-	-	-	1.8	7.6	7.6
Total fixed charges	16.4	63.8	65.6	68.1	65.6	73.1

Income before extraordinary item, income tax expense, and fixed charges	$24.9	$161.3	$169.9	$136.9	$109.1	$195.3

Ratio of earnings to fixed charges	1.52	2.53	2.59	2.01	1.66	2.67

Total fixed charges, shown above	16.4	63.8	65.6	68.1	65.6	73.1

Preferred dividend requirements adjusted to a pre-tax amount	.1	.5	.5	.5	1.0	2.7

Total fixed charges and preferred dividends	$16.5	$64.3	$66.1	$68.6	$66.6	$75.8

Ratio of earnings to fixed charges and preferred dividends	1.51	2.51	2.57	2.00	1.64	2.58

(a)

As discussed in Note (5) to the financial statements of ACE included in Item 1 "Financial Statements," ACE restated its financial statements to reflect the correction of errors that management deemed to be immaterial. These errors otherwise would not have required restatement except for the restatement by Pepco Holdings to correct the accounting for certain deferred compensation arrangements.

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 5, 2006		/s/ D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer

Exhibit 31.2
CERTIFICATION
I, Joseph M. Rigby, certify that:
1.	I have reviewed this report on Form 10-Q of Pepco Holdings, Inc.
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 5, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

Exhibit 31.3
CERTIFICATION
I, William J. Sim, certify that:
1.	I have reviewed this report on Form 10-Q of Potomac Electric Power Company.
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 5, 2006	/s/ W. J. SIM William J. Sim President and Chief Executive Officer

Exhibit 31.4
CERTIFICATION
I, Joseph M. Rigby, certify that:
1.		I have reviewed this report on Form 10-Q of Potomac Electric Power Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 5, 2006		/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

Exhibit 31.5
CERTIFICATION
I, Thomas S. Shaw, certify that:
1.		I have reviewed this report on Form 10-Q of Delmarva Power & Light Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 5, 2006		/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer

Exhibit 31.6
CERTIFICATION
I, Joseph M. Rigby, certify that:
1.		I have reviewed this report on Form 10-Q of Delmarva Power & Light Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 5, 2006		/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

Exhibit 31.7
CERTIFICATION
I, William J. Sim, certify that:
1.		I have reviewed this report on Form 10-Q of Atlantic City Electric Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 5, 2006		/s/ W. J. SIM William J. Sim President and Chief Executive Officer

Exhibit 31.8
CERTIFICATION
I, Joseph M. Rigby, certify that:
1.		I have reviewed this report on Form 10-Q of Atlantic City Electric Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 5, 2006		/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Pepco Holdings, Inc. for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

May 5, 2006	/s/ D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
May 5, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Potomac Electric Power Company for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

May 5, 2006	/s/ W. J. SIM William J. Sim President and Chief Executive Officer
May 5, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

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

Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Delmarva Power & Light Company for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

May 5, 2006	/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
May 5, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

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

Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Atlantic City Electric Company for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

May 5, 2006	/s/ W. J. SIM William J. Sim President and Chief Executive Officer
May 5, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

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

May 5, 2006

PEPCO HOLDINGS, INC. (PHI)
POTOMAC ELECTRIC POWER COMPANY (Pepco)
DELMARVA POWER & LIGHT COMPANY (DPL)
ATLANTIC CITY ELECTRIC COMPANY (ACE)
       (Registrants)

By   /s/ JOSEPH M. RIGBY
        Joseph M. Rigby
        Senior Vice President and
        Chief Financial Officer,
            PHI, Pepco and DPL
        Chief Financial Officer, ACE

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
3.1	Pepco	Restated Articles of Incorporation
3.2	Pepco	By-Laws
10	PHI, Pepco DPL ACE	First Amendment to Credit Agreement with Wachovia Bank, National Association, as administrative agent
12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	DPL	Statements Re: Computation of Ratios
12.4	ACE	Statements Re: Computation of Ratios
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

