Form 10-K/A
period 2011-12-31
ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; POTOMAC ELECTRIC POWER CO; PEPCO HOLDINGS INC
filed 2012-03-05
CIK 8192, 27879, 79732, 1135971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Pepco, DPL and ACE meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K/A with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

Registrant	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 30, 2011	Number of Shares of Common Stock of the Registrant Outstanding at March 1, 2012
Pepco Holdings	$4,432,800,000 (a)	227,822,565 ($.01 par value)
Pepco	None (b)	100 ($.01 par value)
DPL	None (c)	1,000 ($2.25 par value)
ACE	None (c)	8,546,017 ($3.00 par value)

(a)	Solely for purposes of calculating this aggregate market value, Pepco Holdings has defined its affiliates to include (i) those persons who were, as of June 30, 2011, its executive officers, directors and beneficial owners of more than 10% of its common stock, and (ii) such other persons who were, as of June 30, 2011, controlled by, or under common control with, the persons described in clause (i) above.
(b)	All voting and non-voting common equity is owned by Pepco Holdings.
(c)	All voting and non-voting common equity is owned by Conectiv, LLC, a wholly owned subsidiary of Pepco Holdings.

THIS COMBINED FORM 10-K/A IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

i

EXPLANATORY NOTES

This Amendment No. 1 (this Amendment) to the Annual Report on Form 10-K for the year ended December 31, 2011 (the Original Form 10-K) for each of Pepco Holdings, Inc. (Pepco Holdings, the Company, PHI, we, us or our), Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), is being filed solely to include the Part III information that had been omitted from the Original Form 10-K in reliance upon General Instruction G(3) thereto. The reference to Pepco Holdings’ definitive proxy statement on the cover page of the Original Form 10-K as a document incorporated by reference has been deleted.

Other than (i) as set forth above and (ii) with respect to the information included in Item 15(a)(3) hereof, no other items or sub-items of the Original Form 10-K for each of Pepco Holdings, Pepco, DPL and ACE are being revised by this Amendment. Information in the Original Form 10-K is generally stated as of December 31, 2011 and this Amendment does not reflect any subsequent information or events other than those described above. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), Item 15(a)(3) of Part IV of the Original Form 10-K has been amended to contain currently dated certifications from the Chief Executive Officer and Chief Financial Officer of each of PHI, Pepco, DPL and ACE. The currently dated certifications are attached hereto as Exhibits 31.1 through 31.8, and they have been abbreviated as permitted under interpretations of the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (SEC). Because no financial statements are contained in this Amendment, no certifications pursuant to 18 U.S.C. section 1350 have been included.

The section of this Amendment entitled “Compensation/Human Resources Committee Report” is not deemed to be “soliciting material” or to be “filed” with the SEC under or pursuant to Section 18 of the Exchange Act or subject to Regulation 14A thereunder, and shall not be incorporated by reference or deemed to be incorporated by reference into any filing by the Company under either the Securities Act of 1933 or the Exchange Act, unless otherwise specifically provided for in such filing.

ii

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pepco Holdings, Inc.

Directors of Pepco Holdings

Jack B. Dunn, IV, age 61, since October 1995 has been Chief Executive Officer and since October 2004 has been President of FTI Consulting, Inc. (FTI), a publicly held multi-disciplined consulting firm with practices in the areas of corporate finance/restructuring, forensic and litigation consulting, economic consulting, technology and strategic and financial communications, located in West Palm Beach, Florida. He has served as a director of FTI since 1992 and served as its Chairman of the Board from December 1998 to October 2004. Mr. Dunn served as a director of Aether Systems, Inc., which became Aether Holdings, Inc., from 2002 to 2008. He served as a director of NexCen Brands, Inc. from June 8, 2002 through September 25, 2008. Mr. Dunn is also a limited partner in the Baltimore Orioles. He has been a director of the Company since May 21, 2004.

Mr. Dunn’s qualifications for election to Pepco Holdings’ Board (the Board) include his broad knowledge of corporate finance and his perspective and experience as an active Chief Executive Officer of a global business advisory firm with a particular emphasis on customer service. Mr. Dunn is Chief Executive Officer and President of FTI, a public company that specializes in assisting public companies in the areas of finance and governance, among others. Prior to joining FTI, Mr. Dunn spent over ten years with Legg Mason, Inc., a major regional investment banking firm, where he was managing director, senior vice president, a member of its broker/dealer’s board of directors and head of its corporate finance group. Prior to his investment banking career, Mr. Dunn practiced corporate and securities law.

Terence C. Golden, age 67, since 2000 has been Chairman of Bailey Capital Corporation in Washington, D.C. Bailey Capital Corporation is a private investment company. From 1995 until May 2000, Mr. Golden was President and Chief Executive Officer of Host Hotels and Resorts, Inc. He has been a director of Host Hotels and Resorts, Inc. since 1995. He also serves as a trustee and member of the Audit Committee of Washington Real Estate Investment Trust and as a member of the Federal City Council. He has been a director of the Company since August 1, 2002, and was a director of Pepco from 1998 until it merged with Conectiv on August 1, 2002.

Mr. Golden’s qualifications for election to the Board include his extensive accounting and financial management experience, as well as his perspective and experience as a former CEO and Chief Financial Officer with responsibility for accounting, cash management, tax and corporate and project financing. From 1995 until May 2000, Mr. Golden was President and Chief Executive Officer of Host Hotels and Resorts, Inc., the lodging real estate company that includes among its holdings Marriott, Ritz-Carlton, Four Seasons, Hyatt, Hilton, Westin, W, Sheraton and Fairmont hotels. Mr. Golden served as the Chief Financial Officer of the Oliver Carr Company, one of the largest real estate companies in the mid-Atlantic region. Mr. Golden was also national managing partner of Trammell Crow Residential Companies, one of the largest residential development companies in the United States. Mr. Golden lives, works and serves as a director for several non-profit organizations in the Company’s operating territory, and therefore has significant community ties within the region.

Patrick T. Harker, age 53, since 2007 has been President of the University of Delaware, Newark, Delaware. Concurrent with his appointment as President, Dr. Harker was appointed professor of Business Administration in the Alfred Lerner College of Business and Economics and a professor of Civil and Environmental Engineering in the University of Delaware’s College of Engineering. From 2000 to 2007, he was Dean of the Wharton School of the University of Pennsylvania and served as a Professor of

Electrical and Systems Engineering in the University of Pennsylvania’s School of Engineering and Applied Science. Dr. Harker served as a Trustee of the Goldman Sachs Trust and Goldman Sachs Variable Insurance Trust from 2000 through September 2010; from 2004 to 2009 he was a member of the Board of Managers of the Goldman Sachs Hedge Fund Partners Registered Fund LLC. Dr. Harker has been a member of the Board of Trustees of Howard University since May 2009 and has also served as a director of Huntsman Corporation since March 2010. Dr. Harker was elected as a director of the Federal Reserve Bank of Philadelphia in January 2012. Dr. Harker has been a director of the Company since May 15, 2009.

Dr. Harker’s qualifications for election to the Board include his leadership skills and public and government affairs experience. As a Ph.D. in engineering and the former Dean of the Wharton School, Dr. Harker brings to the Board a unique blend of technical expertise and business knowledge. Through his experience on the Board of Trustees of the Goldman Sachs Trust, Dr. Harker also contributes a strong background in capital markets. Dr. Harker lives, works and serves as a director for several non-profit organizations in the Company’s operating territory, and therefore has significant community ties within the region.

Frank O. Heintz, age 68, is retired President and Chief Executive Officer of Baltimore Gas and Electric Company, the gas and electric utility serving central Maryland, a position he held from 2000 through 2004. From 1982 to 1995, Mr. Heintz was Chairman of the Maryland Public Service Commission, the state agency regulating gas, electric, telephone and certain water and sewerage utilities. Previously he served as agency head of the Maryland Employment Security Administration and was an elected member of the Maryland legislature. He has been a director of the Company since May 19, 2006. Mr. Heintz currently serves as Lead Independent Director.

Mr. Heintz’s qualifications for election to the Board include his perspective and experience as a former Chief Executive Officer of a regulated utility company and the regulatory, public policy and governmental affairs knowledge that he gained as a state public utility regulatory official. As President and Chief Executive Officer of Baltimore Gas and Electric Company, Mr. Heintz was responsible for overseeing the operations, finances, planning, and delivery of service to more than one million gas and electric customers. Additionally, as Executive Vice President of Constellation Energy, he participated in executive and board deliberations regarding the holding company’s diverse competitive lines of business. During Mr. Heintz’s 13 years as Chairman of the Maryland Public Service Commission, he became thoroughly knowledgeable about regulatory law, policy and process. As Executive Director of the American Gas Association’s caucus of local distribution companies, Mr. Heintz worked with numerous chief executive officers of gas utilities on matters of federal and state regulation, public policy, cost of capital and federal legislation affecting gas companies and holding companies. During the two decades of his regulatory and utility career, Mr. Heintz participated in many organizations that have broadened his base of knowledge about the energy industry, utility operations, and state and federal regulations, including the National Association of Utility Regulators, the Edison Electric Institute, the American Gas Association, the U.S. Department of Energy’s National Petroleum Council and the Gas Research Institute.

Barbara J. Krumsiek, age 59, since 1997 has been President and Chief Executive Officer and since 2006 Chair of Calvert Investments, Ltd. Calvert is based in Bethesda, Maryland, and offers a range of fixed income, money market and equity mutual funds including a full family of socially responsible mutual funds. She serves as a trustee/director for 49 Calvert-sponsored mutual funds. She has been a director of the Company since May 18, 2007.

Ms. Krumsiek’s qualifications for election to the Board include her financial knowledge from an investor standpoint and her insights as a current Chief Executive Officer, including her familiarity with issues of compensation, risk assessment, and technology. Ms. Krumsiek has served as Chief Executive Officer of Calvert Investments, Ltd., an investment management and research firm, for 13 years, after 23 years of experience with Alliance Capital Management. In her capacity as CEO of Calvert, she has overseen all aspects of corporate operations, including strategic planning, compliance and risk management, financial management, financial statement preparation, and information technology. Ms. Krumsiek also has experience with environmental issues. Ms. Krumsiek lives and works in the Company’s operating territory, is a former Chair of the Greater Washington Board of Trade, and serves as a director for several other non-profit organizations in the Company’s operating territory, and therefore has significant community ties within the region.

George F. MacCormack, age 68, is retired Group Vice President, DuPont, Wilmington, Delaware, a position he held from 1999 through 2003. He was previously Vice President and General Manager (1998), White Pigments & Mineral Products Strategic Business Unit and Vice President and General Manager (1995), Specialty Chemicals Strategic Business Unit for DuPont. Mr. MacCormack also serves as a director of Fuel Tech, Inc., a position he has held since August 2011. He has been a director of the Company since August 1, 2002, and was a director of Conectiv from 2000 until it merged with Pepco on August 1, 2002.

Mr. MacCormack’s qualifications for election to the Board include his insights as a former senior officer who held career leadership roles in technology, manufacturing, sales, business and mergers and acquisitions at a large publicly held corporation. As Group Vice President, Mr. MacCormack had corporate oversight responsibility for approximately 12,000 employees and a $6 billion revenue portfolio of capital and energy intensive global Strategic Business Units. He also had corporate oversight and governance responsibility as Chairman/Vice Chairman of the Board for four major joint ventures with international partners. Over the last 12 years of his career with DuPont, Mr. MacCormack was the lead executive on the sale of several significant chemical businesses, and was one of the senior executives responsible for the sale of the $5 billion Invista Fibers and Chemicals subsidiary company.

Lawrence C. Nussdorf, age 65, since 1998 has been President and Chief Operating Officer of Clark Enterprises, Inc., a privately held investment and real estate company based in Bethesda, Maryland, whose interests include the Clark Construction Group, LLC, a general contracting company, of which Mr. Nussdorf has been Vice President and Treasurer since 1977. He served as a director of CapitalSource Inc. from March 2007 through April 2010. Since September 2010, Mr. Nussdorf has served as a director of SAIC, Inc. He has been a director of the Company since August 1, 2002, and was a director of Pepco from 2001 until it merged with Conectiv on August 1, 2002.

Mr. Nussdorf’s qualifications for election to the Board include his perspectives as a board member of two other New York Stock Exchange (NYSE) companies and as a long-serving Chief Operating Officer and former Chief Financial Officer. In addition to being the current President and Chief Operating Officer of Clark Enterprises, Inc., Mr. Nussdorf served for over 30 years as Chief Financial Officer. He has been at the forefront of strategic and long-term planning, as well as all aspects of management, operations, and finance of multiple businesses, involving different asset classes. Mr. Nussdorf lives, works and serves as a director for several non-profit organizations in the Company’s operating territory and, therefore, has significant community ties within the region.

Patricia A. Oelrich, age 58, from 2001 to 2009 was Vice President, IT Risk Management for GlaxoSmithKline Pharmaceuticals (GlaxoSmithKline), a Global 100 public company. From 1995 to 2000, Ms. Oelrich served as Vice President, Internal Audit for GlaxoSmithKline. She was employed at Ernst & Young from 1975 to 1994, and was a partner from 1988 to 1994. She has been a director of the Company since May 21, 2010.

Ms. Oelrich’s qualifications for election to the Board include her perspectives on corporate governance, information technology, audit, compliance, and finance issues. Ms. Oelrich is a CPA and a Certified Information Systems Auditor. In her roles at GlaxoSmithKline, Ms. Oelrich has directed internal audit activities worldwide, established GlaxoSmithKline’s IT Risk Management Program, and participated in establishing GlaxoSmithKline’s Corporate Compliance and Corporate Risk Management Oversight Programs. As a partner at Ernst & Young, Ms. Oelrich was in charge of the Chicago Office Information Systems Audit and Security practice that provided internal audit services and security consulting to highly regulated industries, including the financial services, insurance and healthcare industries. She was also lead financial audit partner on various engagements.

Joseph M. Rigby, age 55, is Chairman, President and Chief Executive Officer of the Company. He has been President and Chief Executive Officer of the Company since March 1, 2009. From March 2008 to March 2009, Mr. Rigby served as President and Chief Operating Officer of the Company and from September 2007 to March 2008, he served as Executive Vice President and Chief Operating Officer of the Company. He was Senior Vice President of the Company from August 2002 to September 2007 and Chief Financial Officer from May 2004 to September 2007. From September 2007 to March 2009, Mr. Rigby was President and Chief Executive Officer of the Company’s utility subsidiaries. He has been Chairman of the Company’s utility subsidiaries since March 1, 2009. Mr. Rigby has been a director and Chairman of the Company since May 15, 2009.

Mr. Rigby’s qualifications for election to the Board include his ability to provide unique insights as PHI’s current Chief Executive Officer, as well as his 33 years of experience with the Company, Company subsidiaries and in the utility industry. Because of the various positions he has held within the Company, Mr. Rigby has broad experience across operations, finance and human resources, including mergers and acquisitions. Mr. Rigby also lives and works in the Company’s operating territory, is Chairman of the Greater Washington Board of Trade and the United Way of the National Capital Area, and serves as a director for several non-profit organizations in the Company’s operating territory and therefore has significant community ties within the region.

Frank K. Ross, age 68, is retired managing partner for the mid-Atlantic Audit and Risk Advisory Services Practice and managing partner of the Washington, D.C. office of the accounting firm KPMG LLP, positions he held from July 1, 1996 to December 31, 2003. He currently teaches accounting at Howard University, Washington, D.C., and provides consulting services to its Center for Accounting Education. He is a director of Cohen & Steers Mutual Funds and serves as a director of 19 of these funds. Mr. Ross serves on The Greater Washington, D.C. Urban League and Howard University Math and Science Middle School boards. Mr. Ross was a director of NCRIC Group, Inc. from 2003 to 2005. He has been a director of the Company since May 21, 2004.

Mr. Ross’ qualifications for election to the Board include his extensive knowledge of accounting and strategy matters gained through his over 40 years of experience as an accountant and as a current director of 19 Cohen & Steers Mutual Funds. Mr. Ross also lives, works and serves as a director for several non-profit organizations in the Company’s operating territory, and therefore has significant community ties within the region.

Pauline A. Schneider, age 68, joined the Washington office of the law firm of Orrick, Herrington & Sutcliffe LLP (Orrick) in September 2006. From 1985 to September 2006, she was with the law firm of Hunton & Williams. From October 2000 to October 2002, Ms. Schneider served as Chair of the Board of MedStar Health, Inc., a community-based healthcare organization that includes seven major hospitals in the Washington, D.C./Baltimore area. From 1998 to 2002, she chaired the Board of The Access Group, Inc., a non-profit student loan provider headquartered in Wilmington, Delaware. She continues her service on the Access Group board. From December 2003 to November 2010, she served as a director of Diamond Management and Technology Consultants. She has been a director of the Company since August 1, 2002, and was a director of Pepco from 2001 until it merged with Conectiv on August 1, 2002.

Ms. Schneider’s qualifications for election to the Board, in addition to her service on other public company and non-profit boards, include her experience in government and public affairs, as well as her experience as a transactional lawyer. As a partner at Orrick, Ms. Schneider’s practice focuses on transactional matters, including the representation of state and local governments and governmental instrumentalities on general obligation and revenue bond financings for airports, mass transit, water and sewers, hospitals, educational facilities, convention centers, sports arenas and general government projects. Before joining Hunton & Williams, she spent four years in the District of Columbia government, where she was director of the Office of Intergovernmental Relations. Prior to joining the District of Columbia government, Ms. Schneider worked for four years in the Carter White House in the Office of Intergovernmental Affairs/Secretary to the Cabinet. Ms. Schneider also lives, works and serves as a director for several non-profit organizations in the Company’s operating territory, and therefore has significant community ties within the region.

Lester P. Silverman, age 65, is Director Emeritus of McKinsey & Company, Inc., having retired from the international management consulting firm in 2005. Mr. Silverman joined McKinsey in 1982 and was head of the firm’s Electric Power and Natural Gas practice from 1991 to 1999. From 2000 to 2004, Mr. Silverman was the leader of McKinsey’s Global Nonprofit Practice. Previous positions included Principal Deputy Assistant Secretary for Policy and Evaluation in the U.S. Department of Energy from 1980 to 1981 and Director of Policy Analysis in the U.S. Department of the Interior from 1978 to 1980. He is a trustee of and advisor to several national and Washington, D.C.-area non-profit organizations. Mr. Silverman also is a member of the board of directors of Logos Energy, Inc., an energy technology start-up company. He has been a director of the Company since May 19, 2006.

Mr. Silverman’s qualifications for election to the Board include his broad experience with the energy industry and extensive experience in government and public policy. Mr. Silverman was a consultant to electric and gas utilities for 23 years and has public policy experience in the energy field. Mr. Silverman also lives, works and serves as a director for several non-profit organizations in the Company’s operating territory, and therefore has significant community ties within the region.

Committees of the Board

The Board has five separately designated standing Committees:

•	the Audit Committee;

•	the Compensation/Human Resources Committee (the Compensation Committee);

•	the Corporate Governance/Nominating Committee;

•	the Executive Committee; and

•	the Finance Committee.

Each committee has a charter, which can be found on the Company’s Web site (http://www.pepcoholdings.com) under the link “Corporate Governance.”

The Audit Committee represents and assists the Board in discharging its responsibility of oversight with respect to the accounting and control functions and financial statement presentation (but the existence of the Audit Committee does not alter the traditional roles and responsibilities of the Company’s management and its independent registered public accounting firm). The Audit Committee is responsible for, among other things, representing and assisting the Board in oversight of (i) the integrity of the Company’s financial statements, accounting and financial reporting processes and audits of the Company’s consolidated financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the qualifications, independence and the retention, compensation and performance of the Company’s independent registered public accounting firm, and (iv) the design and performance of the Company’s internal audit function. The Audit Committee also reviews the Company’s guidelines and policies with respect to risk assessment, and has full power and authority to obtain advice and assistance from independent legal, accounting or other advisors as it may deem appropriate to carry out its duties.

Audit Committee members are Directors Golden, Harker, Krumsiek, Nussdorf, Oelrich and Ross (Chairman). The Board has determined that each of Directors Golden, Krumsiek, Nussdorf, Oelrich and Ross is an “audit committee financial expert” as defined by the rules of the SEC. The Board has determined that each member of the Audit Committee is independent as defined by the Company’s Corporate Governance Guidelines and the listing standards of the NYSE.

The Compensation/Human Resources Committee evaluates annually the performance of the Company’s Chief Executive Officer (CEO) and, together with the other independent members of the Board, sets the compensation level of the CEO after taking into account the CEO’s annual evaluation and such other factors as they deem appropriate. The Compensation Committee reviews the performance of elected officers and other executives in the context of the administration of the Company’s executive compensation programs. The Compensation Committee, at the recommendation of the CEO, (i) approves the salaries for the executive officers, the heads of the business units, and all Vice Presidents and any other salary that exceeds the approval level of the CEO and (ii) exercises the powers of the Board with respect to the approval of the Company’s annual salary range and merit budget increases for all management employees. The Compensation Committee sets target award levels and approves payments for the executive officers and the heads of the business units pursuant to the Pepco Holdings, Inc. Annual Executive Incentive Compensation Plan (the EICP) and the stockholder-approved Pepco Holdings, Inc. Long-Term Incentive Plan (the LTIP), and reviews other elements of compensation and benefits for management employees and makes recommendations to the Board as appropriate. The Compensation Committee also makes recommendations to the Board concerning the Company’s retirement and other benefit plans and oversees corporate workforce diversity issues. The Compensation Committee receives input on compensation matters from the CEO and from other members of management, as it deems appropriate.

Committee members are Directors Dunn (Chairman), Harker, Heintz, Krumsiek and Ross. The Board has determined that each member of the Compensation Committee is independent as defined by the Company’s Corporate Governance Guidelines and the listing standards of the NYSE.

The Corporate Governance/Nominating Committee’s duties and responsibilities include making recommendations to the Board regarding the governance of the Company and the Board, and helping ensure that the Company is properly managed to protect and enhance stockholder value and to meet the Company’s obligations to stockholders, customers, the industry and under the law. The Corporate Governance/Nominating Committee reviews and recommends to the Board candidates for nomination for election as directors, makes recommendations to the Board regarding Board structure, practices and policies, including Board committee chairmanships and assignments and the compensation of Board members, evaluates Board performance and effectiveness, and oversees the development of corporate strategy and structure, including management development, management succession, management performance criteria, and business plans and oversees corporate and government affairs. The Corporate Governance/Nominating Committee also oversees the technology and systems used by the Company with the goal of ensuring that they are adequate to properly run the business and for the Company to remain competitive.

Corporate Governance/Nominating Committee members are Directors Dunn, Heintz, MacCormack (Chairman), Nussdorf, Oelrich and Silverman. The Board has determined that each member of the Corporate Governance/Nominating Committee is independent as defined by the Company’s Corporate Governance Guidelines and the listing standards of the NYSE.

The Corporate Governance/Nominating Committee has developed the following process for the identification and evaluation of director nominees which is set forth in the Corporate Governance Guidelines and can be found on the Company’s Web site (http://www.pepcoholdings.com) under the link “Corporate Governance.”

•

List of Potential Candidates. The Corporate Governance/Nominating Committee develops and maintains a list of potential candidates for Board membership. Potential candidates are recommended by committee members and other Board members. Stockholders may put forward potential candidates for the Corporate Governance/Nominating Committee’s consideration by following submission requirements published in the Company’s proxy statement for the previous year’s meeting. A stockholder also may recommend for the consideration of the Corporate Governance/Nominating Committee one or more candidates to serve as a nominee of the Company for election as a director. Any such recommendations for the 2013 annual meeting of stockholders must be submitted in writing to our Secretary accompanied by specified information, all as set forth in these submission requirements. The Corporate Governance/Nominating Committee will take any such recommendations into account when selecting the nominees that it will recommend to the Board.

•

Candidate Attributes, Skill Sets and Other Criteria. The Corporate Governance/Nominating Committee annually reviews the attributes, skill sets and other qualifications for potential candidates and may modify them from time to time based upon the Corporate Governance/Nominating Committee’s assessment of the needs of the Board and the skill sets required to meet those needs.

•

Review of Candidates. All potential candidates are reviewed by the Corporate Governance/Nominating Committee against the current attributes, skill sets and other qualifications established by the Board to determine if a candidate is suitable for Board membership. If a candidate is deemed suitable based on this review, a more detailed review will be performed through examination of publicly available information. This examination will include consideration of the independence requirement for outside directors, the number of boards on which the candidate serves, the possible applicability of restrictions on director interlocks or other requirements or prohibitions imposed by applicable laws or regulations, proxy disclosure requirements, and any actual or potentially perceived conflicts of interest or other issues raised by applicable laws or regulations or the Company’s policies or practices.

•

Prioritization of Candidates. The Corporate Governance/Nominating Committee (i) annually determines whether to remove any candidate from consideration as a result of the detailed review, and (ii) as needed determines a recommended priority among the remaining candidates for recommendation to and final determination by the Board prior to direct discussion with any candidate.

•

Candidate Contact. Following the Board’s determination of a priority-ranked list of approved potential candidates, the Chairman of the Corporate Governance/Nominating Committee or, at his or her discretion, other member(s) of the Board will contact and interview the potential candidates in order of their priority. When a potential candidate indicates his or her willingness to accept nomination to the Board, no further candidates will be contacted. Subject to a final review of eligibility under the Company’s policies and applicable laws and regulations using information supplied directly by the candidate, the candidate will then be nominated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and any beneficial owner of more than 10% of the common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock. Based on a review of such reports filed during or with respect to 2011 and on written confirmations provided by its directors and executive officers, the Company believes that during 2011 all of its directors and executive officers filed on a timely basis the reports required by Section 16(a). The Company is not aware of any person or entity that beneficially owns more than 10% of the common stock.

Code of Conduct

The Company has adopted Corporate Business Policies, which in their totality constitute our code of business conduct and ethics. These policies apply to all of our directors, employees and others working at the Company and its subsidiaries. The Board has also adopted Corporate Governance Guidelines and charters for the Audit Committee, the Compensation Committee and the Corporate Governance/Nominating Committee. The Board has also adopted charters for the Executive Committee and Finance Committee. Copies of these documents are available on the Company’s Web site at http://www.pepcoholdings.com/governance/index.html and also can be obtained by writing to: Corporate Secretary, 701 Ninth Street, N.W., Suite 1300, Washington, D.C. 20068.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS AMENDMENT WITH THE REDUCED FILING FORMAT.

Item 11.  EXECUTIVE COMPENSATION

Pepco Holdings, Inc.

Compensation Discussion and Analysis (CD&A)

Executive Summary

The following is a brief overview of the more detailed discussion and analysis set forth in this CD&A, which focuses on compensation paid to Pepco Holdings’ executive officers who are named in the 2011 Summary Compensation Table (each, a “named executive officer” or “NEO”) in 2011, who include:

•	Joseph M. Rigby, Pepco Holdings’ Chairman, President and Chief Executive Officer;

•	Anthony J. Kamerick, Pepco Holdings’ Senior Vice President and Chief Financial Officer;

•	David M. Velazquez, Pepco Holdings’ Executive Vice President;

•	Kirk J. Emge, Pepco Holdings’ Senior Vice President and General Counsel; and

•	John U. Huffman, the President and Chief Executive Officer of Pepco Energy Services, Inc.

In short, Pepco Holdings’ executive compensation philosophy is straightforward: we reward our executives for their contribution to our performance and stockholder value by tying a significant portion of their total compensation directly to our short- and long-term performance. The primary elements of our NEOs’ total compensation are base salary, annual cash incentive awards and discretionary bonuses, restricted stock units (RSUs) (which are two-thirds performance-based), and retirement and other employee benefits. We have designed a compensation program that makes a substantial percentage of executive pay variable, subject to increase when corporate targets are achieved or exceeded and reduction when corporate targets are not achieved.

Say on Pay

In 2011, we submitted our executive compensation program to a vote, on an advisory basis, of our stockholders and it received the support of approximately 91% of the shares of common stock present and eligible to vote at our 2011 annual meeting of stockholders. We pay careful attention to any feedback we receive from our stockholders regarding our executive compensation, including the say on pay vote. The Compensation Committee considered the results of this stockholder advisory vote in making its compensation decisions in 2011, and, as a result, determined to more closely align compensation to Company performance objectives.

In addition, at our 2011 annual meeting, stockholders indicated their preference, on an advisory basis, that the advisory vote on NEO compensation be held annually. In response, the Compensation Committee determined to hold an annual advisory vote on this matter.

2011 Business Results

During 2011, the Company made significant progress on executing its strategic plan to enhance stockholder value while continuing its commitment to improving the reliability of electric service and customer satisfaction. Key components of this plan effected during 2011 include:

•	making planned infrastructure investments;

•	filing rate cases in each jurisdiction to address, among other things, regulatory lag;

•	implementing a comprehensive plan to improve reliability and customer satisfaction;

•	launching an accelerated emergency improvement program to enhance storm response;

•	creating a smart grid and installing advanced technology, such as smart meters;

•	expanding our energy services business; and

•	pursuing technology and other practices that promote energy efficiency, energy conservation and environmental sustainability.

2011 Compensation Actions

Base Salary

For 2011, Messrs. Rigby and Velazquez did not receive salary increases due to customer reliability issues. Messrs. Kamerick and Emge received salary increases of 2.9% and 2.6%, respectively, in 2011 based on their performance in 2010. Mr. Huffman received a salary increase of 3.7% in 2011 based on his performance.

Annual Incentive Plan Compensation and Discretionary Bonuses

Each of our NEOs received an award under the EICP based on the Company’s 2011 results. In addition, Mr. Velazquez received a $125,000 discretionary bonus in recognition of his strong leadership and efforts in implementing reliability enhancement measures and customer satisfaction initiatives in the Power Delivery business during 2011. Mr. Huffman also received a $10,000 discretionary bonus for 2011 in recognition of his role in the management of corporate communications.

Long-Term Incentive Plan

For our 2009 to 2011 performance period, performance-based awards were made under our LTIP, resulting in the vesting of common stock under these awards for each NEO.

Compensation Changes for 2011

To further align compensation received by our NEOs with the interests of our stockholders and to reinforce good corporate governance practices, the following changes to our executive compensation programs were made in 2011:

•	We entered into a new employment agreement with Mr. Rigby, which:

•	eliminated the excise tax gross-up related to change in control payments and the right to a pension supplement in the event of a termination without cause; and

•

further aligns his pay with our performance, particularly in the areas of reliability, customer service, Company reputation, “smart grid” deployment, succession planning and talent management and recruitment.

•

We started the practice of issuing awards of time-based RSUs (instead of restricted stock awards) under the LTIP, which accrue dividends that will not be paid unless the RSUs vest, and we continued that practice in 2012.

•	We adopted a corporate governance policy prohibiting the hedging of the economic risk associated with the ownership of our common stock by directors and employees.

•

We amended the Pepco Holdings, Inc. Revised and Restated Executive and Director Deferred Compensation Plan (the PHI Deferred Compensation Plan) to conform the terms of the plan to preferred practices and to clarify certain tax-related provisions.

•

We amended our defined benefit pension plan and our supplemental retirement plans, and approved a new supplemental retirement plan, all to align the Company’s retirement benefits both among existing plans and with current market practices.

•

We adopted a new long-term incentive plan, the Pepco Holdings, Inc. 2012 Long-Term Incentive Plan (the 2012 LTIP), to replace the current LTIP which is due to expire in August 2012, to assist the Company in attracting, retaining and rewarding highly competent officers, key employees and non-employee directors.

•

We amended the EICP primarily to allow for the deductibility by the Company of performance-based compensation in excess of $1.0 million, as permitted under Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code).

Corporate Governance and Pay for Performance

Our 2011 compensation program was built upon the Company’s compensation governance framework and pay-for-performance philosophy, which includes the following features:

•	We have established a pay-for-performance environment by linking short-term and long-term incentive-based compensation to the achievement of measurable business and individual performance goals.

•	Our executive compensation programs continued to emphasize long-term performance over short-term performance, and variable over fixed compensation.

•	We determine base salaries and base salary increases based on a NEO’s performance and position and the salary range for that position, using competitive market survey data.

•	We target compensation levels at approximately the 50th percentile of the competitive range for each pay element, assuming each NEO is fully performing in his or her position.

•	Long-term incentives are designed to align NEO focus with stockholders by measuring relative stock price performance, as well as to serve as a retention mechanism.

•

We use equity-based, long-term incentive compensation as a means to align the interests of our NEOs with those of our stockholders. To do this, we grant RSUs, two-thirds of which may vest based on performance over a three-year performance period. We have not granted stock options since 2003 and none of our NEOs holds any stock options.

•	We have a common stock ownership requirement for our officers, which each NEO has satisfied.

•	We incorporate goals into our short-term and long-term incentive plans that are intended to balance the interests of our stockholders, customers and employees.

•	We provide our NEOs with only limited perquisites and personal benefits, and we do not provide tax gross-ups on any perquisites.

•	We maintain a strong risk management program which includes our Compensation Committee’s ongoing evaluation and oversight of the relationship between our compensation programs and risk.

•

We may recoup certain incentive compensation payments to our Chief Executive Officer and Chief Financial Officer when required under the Sarbanes-Oxley Act of 2002. After final regulations and NYSE rules are adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) we intend to adopt a recoupment policy for our NEOs and other covered executives that complies fully with those regulations and rules.

Compensation Process and Independent Consultants

The Compensation Committee, the composition and responsibilities of which are described more fully in “Board Committees — Compensation/Human Resources Committee,” primarily is responsible for all executive compensation decisions with respect to each of the NEOs, except for the annual salary of the Chief Executive Officer, which is approved by all of the independent directors. To assist it in carrying out its responsibilities, the Compensation Committee requests and receives recommendations from the Chief Executive Officer with respect to the compensation packages of the other NEOs, including the selection and weighting of the specific performance objectives applicable to short-term and long-term incentive awards.

When structuring compensation arrangements for the NEOs and other executives, the Compensation Committee typically receives advice from its independent compensation consultant concerning pay mix and levels of compensation, as well as information with respect to the financial costs and tax and accounting consequences associated with the various elements of compensation. Since 2007, the Compensation Committee has engaged Pearl Meyer & Partners (PM&P) as its independent compensation consultant to advise the Compensation Committee on various executive compensation matters. Pursuant to this engagement, PM&P annually:

•	reviews our compensation philosophy;

•	advises the Compensation Committee on the construction and determination of a peer group of utility companies;

•	reviews proposed new salary ranges;

•	reviews the EICP and the LTIP;

•	provides advices on plan and award design;

•	reviews proposed compensation plans or amendments to existing plans;

•	reviews the total executive compensation structure for the coming year;

•	attends the Compensation Committee meetings dealing with executive compensation, as requested;

•	presents comparative information and survey data to assist the Compensation Committee in its deliberations and decision-making concerning executive compensation;

•	advises senior management, as requested by the Compensation Committee, on executive compensation matters; and

•	compiles for the Compensation Committee various industry performance and other comparative information.

In addition, in 2011, PM&P provided advice to the Compensation Committee in connection with the employment agreement entered into with Mr. Rigby. While serving as the compensation consultant to the Compensation Committee, PM&P has not had any other relationships with the Company or any of its executives, nor does it provide services to the Company other than those relating to compensation matters.

Compensation Philosophy

The objective of our executive compensation program is to attract, motivate and retain talented executives while promoting the interests of the Company and its customers and stockholders. To achieve this objective, our executive compensation program is designed to:

•	provide executives with salaries, incentive compensation opportunities and other benefits that are competitive with comparable companies in our industry;

•

reward executives for the achievement by the Company and its business segments of targeted levels of operational excellence and financial performance and for the achievement of individual performance goals;

•

align the financial interests of our NEOs with those of the stockholders through equity-based, long-term incentive awards, as well as stock ownership requirements which require NEOs to hold common stock in an amount equal to between one and five times such person’s base salary; and

•	strike a careful balance between risk and compensation so as to not encourage executives to take excessive risk which could have a material adverse impact on our business and financial results.

Compensation Levels and Benchmarking

Compensation levels for executives are determined based on a number of factors, including the individual’s roles and responsibilities within the Company, the individual’s experience, pay levels in the marketplace for similar positions and performance of the individual and the Company as a whole.

The Compensation Committee assesses competitive market compensation practices using a number of sources. One of the primary ways the Compensation Committee evaluates the Company’s executive compensation arrangements relative to other companies is to compare the Company’s practices to a group of companies that are primarily electricity and natural gas distribution companies with a similar market capitalization. The composition of this group of peer companies is reassessed annually and its composition may be changed by the Compensation Committee from year to year to reflect corporate transactions or other events that may affect the comparability of one or more of the constituent companies. The Compensation Committee modified the Utility Peer Group by removing DPL, Inc., which was acquired in a merger prior to the end of the measurement period. For 2011, the Utility Peer Group consisted of the 18 companies listed below (the 2011 Utility Peer Group). At December 31, 2011, the Company ranked at the 59th percentile in total assets and at the 22nd percentile in market capitalization relative to the companies that comprised the 2011 Utility Peer Group. It is intended that this group also will constitute the 2012 Utility Peer Group.

2011 Utility Peer Group

Alliant Energy Corp.	Northeast Utilities	PPL Corp.
Ameren Corp.	NSTAR	SCANA Corporation
Centerpoint Energy Inc.	NV Energy, Inc.	Teco Energy Inc.
CMS Energy Corp.	OGE Energy Corp.	Westar Energy, Inc.
Consolidated Edison	PG&E Corporation	Wisconsin Energy Corp.
Great Plains Energy Incorporated	Pinnacle West Capital Corp.	Xcel Energy Corp.

The Compensation Committee also uses tally sheets for each NEO to assist it in its annual compensation review process. The tally sheet, which is prepared by the Company, identifies each material element of the NEO’s compensation, including salary, short-term and long-term incentive compensation opportunities, pension accruals and other benefits, and shows the severance and other payouts to which the executive would be entitled under various employment termination scenarios. The tally sheet allows the Compensation Committee to review the totality of each NEO’s compensation.

Components of the Executive Compensation Program

The compensation program for the Company’s executives, including the NEOs, consists of the following components:

•	base salary;

•	annual cash incentive opportunities under the EICP and, where extraordinary efforts warrant, discretionary bonuses;

•

beginning in 2011, equity and incentive awards of time-based and performance-based RSUs (with dividend equivalents) issued under the LTIP (from 2006 to 2010, time-based restricted stock and performance stock was awarded);

•	retirement and deferred compensation programs;

•	health and welfare benefits; and

•	limited perquisites and personal benefits.

The following is a discussion of each component of executive compensation.

Base Salary. The Compensation Committee considers adjustments to base salary levels annually and also may consider base salary adjustments in connection with promotions and other special circumstances. Mr. Rigby’s employment agreement with the Company provides for a minimum base salary that may be increased, but not subsequently decreased, during the term of the agreement.

The Compensation Committee, in order to provide consistency within the Company, has developed base salary levels for the NEOs and assigned a level to each position based primarily on the decision-making responsibility associated with the position. Each base salary level has a range, with the midpoint of the range fixed at approximately the median of the competitive range as determined by a market survey of salary levels for comparable positions. Each executive’s base salary is established within the range based on a combination of factors, including the executive’s level of experience, tenure with the Company in the position and performance.

The Compensation Committee annually considers adjustments to the base salary range for each salary level and to individual salaries. The process of setting an executive’s annual base salary begins with a review by the Compensation Committee of available information on salary levels of executives at other companies. If the information shows a change in the base salary range for a particular salary level, the Compensation Committee has the discretion to adjust the Company’s base salary range for that salary level by a corresponding percentage. If the information shows an increase in base salary levels, the Compensation Committee also may approve a percentage increase in the total base salary budget for the Company’s executive group (currently consisting of 51 executives) that corresponds to the market increase in salaries as shown by the comparative salary information. This increase, which is referred to as a “merit budget,” is available for allocation among the executive group in the form of base salary increases based on the Compensation Committee’s evaluation of the executive’s performance, length of service and any other factors that the Compensation Committee considers relevant. The Compensation Committee also may consider whether a further base salary adjustment for a particular executive is warranted based on the goal of generally paying an executive at the median of the competitive salary range for the executive’s position.

The Compensation Committee, and in the case of Mr. Rigby, the independent directors, have approved the following base salaries for the NEOs set forth below:

Name	2012 Base Salary Level	2011 Base Salary Level	2010 Base Salary Level
Joseph M. Rigby	$985,000	$880,000	$880,000
Anthony J. Kamerick	$513,000	$498,000	$484,000
David M. Velazquez	$503,000	$484,000	$484,000
Kirk J. Emge	$400,000	$391,000	$381,000
John U. Huffman	$383,000	$365,000	$352,000

2011 Base Salary Actions

In reviewing Mr. Rigby’s base salary for 2011, the Compensation Committee noted Mr. Rigby’s strong performance in executing our strategic plan to reposition the Company as fundamentally a regulated transmission and distribution company, the delivery of total stockholder return above the median of the Company’s utility peer group for 2010, the improvement in the Company’s credit profile, the execution of the Company’s Blueprint for the Future initiative and its regulatory and financing plans. The Compensation Committee also reviewed the data related to salary information for Mr. Rigby’s position provided by PM&P in relation to the Company’s utility peer group for 2010 and noted that it was 90.3% of the median salary for his position. The Compensation Committee, however, also noted the electric delivery reliability issues that the Company has experienced. For this reason, the Compensation Committee did not recommend a base salary increase for 2011. The independent directors concurred in this recommendation.

In reviewing the base salary of Mr. Velazquez for 2011, the Compensation Committee noted Mr. Velazquez’s work which resulted in strong financial performance by the Company’s operating utilities, continued progress on our Blueprint for the Future and Mid-Atlantic Power Pathway initiatives, completion of the line of business reorganization, execution of our labor strategy, and the development of our reliability enhancement plan. The Committee did not increase Mr. Velazquez’s base salary for 2011 due to the Company electric delivery reliability issues. Accordingly, Mr. Velazquez’s base salary remained at the 2010 level, which was at 101.9% of the midpoint of the range for his position.

The Compensation Committee increased Mr. Kamerick’s 2010 base salary by 2.9%. The Compensation Committee noted Mr. Kamerick’s strong performance in executing our strategic, financing and regulatory plans, the delivery of total stockholder return above the median of the 2010 Utility Peer Group, and the improvement in our credit and risk profile. The Compensation Committee also noted that Mr. Kamerick’s 2010 base salary was slightly above the midpoint for his position. The increase brought his base salary to 104.8% of the midpoint of the range for his position.

The Compensation Committee increased Mr. Emge’s base salary by 2.6% in 2011. The Compensation Committee noted Mr. Emge’s achievements during 2010, including development and execution of our regulatory plan, the successful sale of the Conectiv Energy business, and the continued strong legal department performance against benchmark metrics. The Compensation Committee also noted that Mr. Emge’s base salary was slightly above the midpoint for his position. The increase brought his salary to 104.3% of the midpoint of the range for his position.

The Compensation Committee increased Mr. Huffman’s base salary by 3.7% in 2011. The Compensation Committee noted Mr. Huffman’s achievements in 2010, including overall financial performance for Pepco Energy Services above targeted levels, his leadership in continuing the transition of the retail energy supply business to a wind-down mode and the growth of the energy services component of the business. The Compensation Committee also noted that Mr. Huffman’s base salary was below the midpoint for his current position. The increase brought his base salary to 97.3% of the midpoint of the range for his position.

2012 Base Salary Actions

To establish base salaries for 2012, the Compensation Committee obtained from PM&P published data, compiled from the same sources as the salary structure information, which showed an average base salary budget increase of 3%. Based on this data, the Compensation Committee approved a merit budget increase equal to 3% of total base salaries, which it allocated among the executive group. Mr. Rigby’s 2012 base salary was set in the context of the negotiation of a new employment agreement between Mr. Rigby and the Company described in “Employment Agreement” below.

In recommending the increase in the base salary for Mr. Rigby to the independent directors in connection with entering into the new employment agreement, the Compensation Committee noted Mr. Rigby’s performance in executing our plans to improve and enhance reliability and customer service, and executing the Company’s business strategy, including regulatory, financing and smart grid plans. The Compensation Committee also recognized that Mr. Rigby’s strong leadership evidenced by his oversight of the Company through the reliability, customer service and reputational issues experienced by the Company has been key to the progress the Company has made to address these issues. As a result, the Compensation Committee intended to ensure that the implementation of the plans to improve reliability and customer satisfaction continues to progress under Mr. Rigby’s stewardship. The Compensation Committee also reviewed the data related to salary information for Mr. Rigby’s position provided by PM&P in relation to the Company’s 2011 Utility Peer Group and noted that it was below the median salary for his position.

Accordingly, the Compensation Committee recommended to the independent directors an 11.9% increase in Mr. Rigby’s base salary, which would bring his base salary to 99.0% of the midpoint of the range for his position. The Compensation Committee also acknowledged that, under his new employment agreement, Mr. Rigby was relinquishing (or agreeing to a diminution of) certain significant rights, including severance payments, retirement payments, and rights to Section 280G gross-up payments. The independent directors concurred in this recommendation.

The Compensation Committee increased Mr. Velazquez’s salary by 3.9%. In approving the base salary increase for Mr. Velazquez, the Compensation Committee noted Mr. Velazquez’s work in executing our plans to improve and enhance reliability and customer service, the achievement of key initiatives related to the Smart Grid, implementing key organizational changes in the Power Delivery business, navigating the Company’s Hurricane Irene restoration efforts, and sound management of the operating utilities budget. It was also noted that Mr. Velazquez played a key role in various regulatory proceedings and public meetings. The Compensation Committee also noted that Mr. Velazquez’s 2011 base salary was slightly above the midpoint of the competitive range for his position. In light of the foregoing, the Compensation Committee recommended an increase in Mr. Velazquez’s base salary, which is at 103.7% of the midpoint of the range for his position.

The Compensation Committee increased Mr. Kamerick’s salary by 3.0%. In approving an increase for Mr. Kamerick, the Compensation Committee noted Mr. Kamerick’s strong performance in executing the Company’s strategic, financing and regulatory plans, and the Company’s strong credit and risk profile. The Compensation Committee noted that Mr. Kamerick’s 2011 salary was slightly above the midpoint of the competitive range for his position. However, in light of Mr. Kamerick’s strong performance in 2011, the Compensation Committee approved setting Mr. Kamerick’s salary at 105.8% of the midpoint of the competitive range for his position.

The Compensation Committee increased Mr. Emge’s salary by 2.3%. In approving an increase for Mr. Emge, the Compensation Committee noted Mr. Emge’s achievements during 2011, including development and execution of the Company’s regulatory plan, including the filing of rate cases in each jurisdiction where the Company operates, and the continued strong legal department performance against benchmark metrics. The Compensation Committee noted that Mr. Emge’s 2011 salary was slightly above the midpoint of the competitive range for his position. Accordingly, the Compensation Committee approved setting Mr. Emge’s salary at 103.9% of the midpoint of the competitive range for his position.

The Compensation Committee increased Mr. Huffman’s salary by 4.9%. In approving an increase for Mr. Huffman, the Compensation Committee noted Mr. Huffman’s achievements in 2011, including the overall financial performance for Pepco Energy Services above targeted levels, his leadership in continuing the wind-down of the retail energy supply business, the growth of the energy services component of the business and his management of Corporate Communications on a temporary basis. The Compensation Committee noted that Mr. Huffman’s 2011 salary was below the midpoint of the competitive range for his current position and approved setting Mr. Huffman’s salary at 99.5% of the midpoint of the competitive range for his position.

Annual Cash Incentive Awards under the Executive Incentive Compensation Plan and Discretionary Bonuses. In 2011, the Company provided its executives, including its NEOs, with an opportunity to receive an annual cash incentive award under the EICP. For each participating executive, a target short-term incentive opportunity is established which is a percentage of the executive’s base salary. Each executive’s EICP opportunity percentage is selected by the Compensation Committee and is intended to place the executive’s total cash compensation opportunity (consisting of base salary and target annual incentive compensation) at a level approximating the midpoint of the competitive range. Annual cash incentive awards are made under the EICP to the extent performance goals established by the Compensation Committee are achieved. The performance criteria used as the basis for awards and the specific targets can vary from year to year. The performance goals can consist entirely, or be a combination, of performance objectives for the Company as a whole or performance objectives for a particular business unit. Some executives also have individual performance objectives. The performance goals for the Company and the respective business units are selected to reward the executive for the achievement of targeted financial results and operational goals. Each executive’s goal allocation is designed to align the executive’s award opportunity with the executive’s management responsibilities. Generally, the financial targets are based on the Company’s annual financial plan. Other quantitative targets typically are set at levels that exceed the level of performance in prior years. The Compensation Committee retains the discretion, whether or not the established performance objectives are achieved, to adjust awards either up or down taking into account such factors and circumstances as it determines to be appropriate. In addition, from time to time, the Compensation Committee may award a discretionary cash bonus to a particular NEO for extraordinary efforts.

Under the EICP as in effect for 2011, each of the NEOs had the opportunity to earn a cash incentive award of between 0% and 180% of his base salary. The target levels of short-term incentive compensation as a percentage of base salary for each of the NEOs in 2011, which were the same as in 2010, were as follows:

Name	Target as a Percentage of Base Salary

Joseph M. Rigby	100%
Anthony J. Kamerick	60%
David M. Velazquez	60%
Kirk J. Emge	60%
John U. Huffman	60%

These 2011 award opportunities are shown in the 2011 Grants of Plan-Based Awards table under the heading “Estimated Future Payouts Under Non-Equity Incentive Plan Awards.” The target levels as a percentage of base salary for the NEOs remain the same for 2012.

The performance goals in 2011 for Messrs. Rigby, Kamerick and Emge consisted entirely of corporate performance goals. These goals were: (i) Company net earnings relative to budgeted net earnings of $273.3 million (40%); (ii) Company free cash flow relative to budgeted free cash flow in the negative amount of $553.4 million (10%); (iii) utility customer satisfaction as measured by the results of customer surveys and other performance metrics (30%); (iv) leadership initiatives, including diversity as measured by the attainment of, or good faith efforts toward the attainment of, established affirmative action goals and safety as measured by the absence of fatalities and the number of recordable injuries and fleet accidents (10%); and (v) the completion of certain key operational excellence projects (10%). Each award was subject to the condition that, if the Company’s net earnings relative to the budgeted net earnings goal was not achieved, no award would be made regardless of the extent to which the other performance goals were achieved.

The 2011 goals for Mr. Velazquez consisted entirely of Power Delivery performance goals. These goals were: (i) Power Delivery net earnings relative to budgeted net earnings of $233.8 million (as adjusted for rate orders) (30%); (ii) Power Delivery capital spending that is within or below the approved budgeted capital spending (less designated projects) and percent of priority projects completed (5%); (iii) Power Delivery operation and maintenance spending that is within or below the budgeted operation and maintenance spending of $767.1 million (5%); (iv) utility customer satisfaction and reliability as measured by the results of customer surveys and other metrics (40%); (v) diversity as measured by the attainment of, or good faith efforts toward the attainment of, established affirmative action goals (5%); (vi) safety as measured by the absence of fatalities and the number of recordable injuries and fleet accidents (10%); and (vii) the completion of certain key operational excellence projects (5%).

The 2011 performance goals for Mr. Huffman consisted entirely of Pepco Energy Services goals. These goals were: (i) Pepco Energy Services’ net earnings relative to budgeted net earnings of $25.3 million (excluding the net earnings of the Benning Road and Buzzard Point power plants) (55%); (ii) the net earnings of the Benning Road and Buzzard Point power plants (5%); (iii) bad debt write-offs as a percentage of revenues being within or below the approved budgeted percentage (5%); (iv) the achievement of at least $170.0 million in Pepco Energy Services contract signings (15%); (v) diversity as measured by the attainment of, or good faith efforts toward the attainment of, established affirmative action goals (10%); and (vi) safety as measured by the absence of fatalities and the number of recordable injuries and fleet accidents (10%).

In December 2011, the Compensation Committee received from PM&P an analysis of the Company’s total compensation for its executive officers relative to that of the 2011 Utility Peer Group and the utility industry in general. This analysis concluded that the short-term incentives for each of the NEOs were within the market median range of practices.

In 2012, the Compensation Committee modified the earnings that were the basis for the measurement of 2011 performance for Power Delivery to account for extraordinary weather events and changes in the internal allocation of expenses among subsidiaries, which allocations did not affect the total corporate results. Based on 2011 performance, the NEOs received the following awards in February 2012 under the EICP:

•

Messrs. Rigby, Kamerick and Emge received awards at the 85% level. This was based on the combination of (i) Company net earnings relative to budgeted net earnings below target and Company free cash flow relative to budgeted free cash flow significantly in excess of target, (ii) performance with respect to customer satisfaction and reliability below target, (iii) performance with respect to diversity slightly below target, (iv) completion of certain key operational excellence projects, and (v) performance with respect to fleet accidents above target and recordable injuries below the threshold.

•

Mr. Velazquez received an award at the 68.2% level based on (i) earnings above the threshold but less than target, (ii) customer satisfaction and reliability below target, (iii) recordable injuries below threshold, (iv) diversity slightly below target, (v) achievement of key operational excellence projects and the amount of capital expenditures above target, and operation and maintenance spending below threshold, (vi) completion of priority projects above target, and (vii) preventable fleet accidents better than target. The Compensation Committee also approved an additional discretionary cash bonus of $125,000 for Mr. Velazquez in recognition of the substantial progress made on improving reliability and customer satisfaction in 2011 which was in part attributable to Mr. Velazquez’s extraordinary efforts, as well as Mr. Velazquez’s strong leadership skills.

•

Mr. Huffman received an award at the 129.4% level based on the achievement of Pepco Energy Services goals as a result of a combination of Pepco Energy Services earnings, earnings from the power plants, bad debt write off and diversity significantly exceeding target, and Pepco Energy Services contract signings and safety metrics below target. The Compensation Committee also approved an additional discretionary $10,000 bonus for Mr. Huffman for his extraordinary efforts in helping manage corporate communications during 2011.

These awards are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table, except that the discretionary bonuses paid to Mr. Velazquez and Mr. Huffman are reflected in the “Bonus” column.

In December 2011, the Board approved amendments to the EICP to conform the EICP to current market practices, to clarify terminology, and to enable awards under the EICP to qualify as performance-based compensation under Section 162(m) of the Code. These amendments were effective as of January 1, 2012, but are subject to stockholder approval. The Compensation Committee’s discretion with respect to NEOs who are “covered employees” as defined under Section 162(m) of the Code (including the ability to adjust an award upward) will be eliminated or reduced as a result of these proposed amendments. As part of the amendments to the EICP described above, the Compensation Committee also modified the performance goal criteria under the EICP for all NEOs to more accurately reflect the Company’s current business objectives, including an increase in weightings of reliability and customer satisfaction goals.

Equity and Incentive Awards Under the LTIP. Long-term equity and incentive awards are made to the NEOs and other executives under the LTIP. The Compensation Committee has adopted a target long-term equity and incentive opportunity for each executive officer that is a percentage of the executive’s salary and is designed to place the executive’s total direct compensation opportunity (consisting of salary, target annual cash incentive compensation and target long-term equity and incentive compensation) at a level targeting market median practices. Based on a PM&P total compensation analysis concluded in December 2010, the Compensation Committee increased the NEOs’ long-term incentive compensation targets commencing in January 2011 to make the long-term incentive opportunities consistent with market median practices for long-term incentive compensation. This adjustment in long-term incentive targets also had the effect of aligning the Company’s total compensation for its NEOs with the median range of practices for total compensation based upon the previously described PM&P analysis.

The target level of long-term incentive compensation as a percentage of salary for each of the NEOs in 2011 was as follows:

Name	Target as a Percent of Salary

Joseph M. Rigby	250%
Anthony J. Kamerick	125%

Name	Target as a Percent of Salary

David M. Velazquez	125%
Kirk J. Emge	100%
John U. Huffman	100%

Under the Company’s long-term equity and incentive compensation arrangements commencing in 2011, (i) two-thirds of an executive’s targeted long-term equity and incentive award opportunity was in the form of RSUs that vest to the extent that performance objectives are achieved over a three-year performance period (performance-based awards) and (ii) one-third of the executive’s long-term award opportunity was in the form of RSUs that vest generally upon the completion by the executive of three years of employment from the date of the grant (time-based awards). The primary objective of the grant of time-based awards is executive retention. The primary objectives of the grant of performance-based awards are to retain the executive and to align the financial interests of the executive with the interests of the Company’s stockholders.

Each RSU entitles the holder, beginning on the date of grant, to receive one share of common stock at the end of the restriction or performance period. Like the restricted stock awards prior to 2011, the time-based awards will be subject to forfeiture if the employment of the executive terminates before the end of the three-year restriction period. Unlike the time-based restricted stock awards, however, on which dividends are paid during the three-year vesting period when the Company pays a dividend on the common stock regardless of whether an award vests, in the case of RSU awards, when the Company pays a dividend on the common stock during the three-year vesting period, the participant will be credited with additional RSUs corresponding to the amount of the dividend. These additional RSU credits will be forfeited if the award does not vest. This treatment of dividend equivalents on the RSUs also applies to performance-based awards. The Compensation Committee has made this change because it decided to change the crediting of dividends so that the executive will only receive the benefit of dividends if an award is earned.

In December 2011, upon the recommendation of the Compensation Committee and advice from PM&P, the Board approved the 2012 LTIP, which will essentially replace the current LTIP expiring in 2012, subject to approval of the 2012 LTIP by our stockholders. The Board approved the 2012 LTIP to permit the Company to continue to grant stock-based compensation to executives, including NEOs, after the expiration of the LTIP and so that such executive compensation could continue to be aligned with Company performance and increases in stockholder value.

Performance-Based Awards Under the LTIP

With respect to the performance stock awards under the LTIP for the three-year performance periods beginning prior to 2010, the performance targets for each participating executive were based on annual earnings and cash flow goals established for the Company as a whole and for its business units. The particular performance goals applicable to an executive depended on the executive’s position within the Company. The performance goals were established relative to the performance of the Company and its business units in the year immediately preceding the first year of the three-year period, and were set at levels that reflected year-to-year improvement over the three-year period. The objective of the Compensation Committee was to set target levels which, if achieved, would place the Company’s performance at the 75th percentile within the Utility Peer Group.

Payout of Awards for 2009 to 2011 Performance Period. The following table sets forth the performance targets and actual results achieved by the Company for each year in the 2009 to 2011 LTIP performance cycle (in millions of dollars, except per share amounts).

	2009		2010		2011		Payout Percentage
	Target	Actual	Target	Actual	Target	Actual
LTIP Corporate Goals
Earnings per share	$2.02	$0.91	$2.11	$1.24	$2.20	$1.25	—
Cash flow from operations per share	$2.28	$2.80	$2.27	$3.73	$2.51	$2.99	200%
LTIP Conectiv Energy Goals
Earnings	$126.4	$14.6	$131.4	$—	$136.7	$—	—
Cash flow from operations	$145.6	$178.1	$177.0	$—	$168.3	$—	67%
LTIP Power Delivery Goals
Earnings	$260.1	$164.4	$270.5	$229.6	$281.3	$209.9	—
Cash flow from operations	$330.2	$513.1	$461.6	$635.9	$585.2	$702.8	200%
LTIP Pepco Energy Services Goals
Earnings	$41.1	$39.8	$42.7	$35.7	$44.4	$41.6	78%
Cash flow from operations	$31.0	$(5.0)	$33.0	$169.5	$26.0	$100.3	133%

The earnings and earnings per share performance goals in the table above for 2011 reflect the Company’s adjusted net income and adjusted earnings per share as reported in its earnings release for the year ended December 31, 2011. Adjusted net income for this purpose is equal to net income from continuing operations, less mark-to-market losses at Pepco Energy Services and the impact of adopting a District of Columbia tax law change. The earnings and earnings per share performance goals in the table above for 2010 and 2009 reflect the Company’s net income from continuing operations, less certain special items as reported in the Company’s Annual Report on Form 10-K for the years ended December 31, 2009 and 2010.

Following the end of 2011, the Compensation Committee determined the payouts for the 2009 through 2011 performance period based on the extent to which the annual performance targets for each year over the term of the award were achieved:

•

Mr. Rigby was entitled to earn an award that was based entirely on LTIP Corporate Goals (consisting 75% of a Company earnings goal and 25% of a Company cash flow from operations goal). For the three-year period, the Company earnings were on average below target and the Company cash flow from operations was on average significantly above target. Based on this performance, Mr. Rigby earned 50% of the target number of shares of common stock.

•

Mr. Kamerick was entitled to earn an award that was based 84.8% on LTIP Corporate Goals and 15.2% on LTIP Corporate Services Goals (composed 90% of the LTIP Power Delivery Goals and 10% of the LTIP Pepco Energy Services Goals, each as defined below). Based on the Company results, combined with the Power Delivery and Pepco Energy Services results, as more fully described below, Mr. Kamerick earned 50.6% of the target number of shares of common stock.

•

Mr. Velazquez was entitled to earn an award that was based (i) 5.4% on LTIP Conectiv Energy Goals (consisting 37.5% of a Company earnings goal, 37.5% of a Conectiv Energy earnings goal, 12.5% of a Company cash flow from operations goal and 12.5% of a Conectiv Energy cash flow from operations goal) and (ii) 94.6% on LTIP Power Delivery Goals (consisting 37.5% of a Company earnings goal, 37.5% of a Power Delivery earnings goal, 12.5% of a Company cash flow from operations goal and 12.5% of a Power Delivery cash flow from operations goal). For the three-year period, (i) Power Delivery cash flow from operations was on average significantly above target and (ii) Power Delivery earnings were on average below target. Based on Power Delivery’s performance, Mr. Velazquez earned 49.1% of the target number of shares of common stock.

•

Mr. Emge was entitled to earn an award that was based entirely on LTIP Corporate Goals, as described for Mr. Rigby. Based on the Corporate Goals results, as described for Mr. Rigby, Mr. Emge earned 50% of the target number of shares of common stock.

•

Mr. Huffman was entitled to earn an award that was based entirely on LTIP Pepco Energy Services Goals (consisting 37.5% of a Company earnings goal, 37.5% of a Pepco Energy Services earnings goal, 12.5% of a Company cash flow from operations goal and 12.5% of a Pepco Energy Services cash flow from operations goal). Based on Pepco Energy Services’ results, combined with the Company results, Mr. Huffman earned 71.1% of the target number of shares of common stock.

For information on the number of shares awarded in 2012 to each NEO under awards for the 2009 to 2011 performance period, see footnote (1) to the 2011 Option Exercises and Stock Vested table.

Grants of Awards for 2011 to 2013 Performance Period. For performance-based awards granted under the LTIP for the three-year performance period beginning on January 1, 2011, the Compensation Committee utilized the Company’s total shareholder return relative to that of the 2011 Utility Peer Group as the sole performance goal applicable to all executives participating in the LTIP (Relative TSR). The Compensation Committee believes this performance measure balances the NEO’s overall incentive pay opportunities between goals for Company performance and the Company’s financial performance in relation to the Utility Peer Group and is representative of current compensation design trends and peer group practices. Relative TSR is calculated based on the sum of (i) the positive or negative change in the price of the Company’s common stock (calculated using as a starting price the average daily closing price per share during the fourth quarter of 2010 and as an ending price the average daily closing price per share during the fourth quarter of 2013) and (ii) the aggregate amount of dividends paid over the three-year period. The following table shows the percent of the target award that will be earned by a NEO based on the Relative TSR.

PHI’s Percentile of Relative TSR vs. Peers	% of Target Award Earned

90th or Above	200%
75th	150%
50th	100%
25th	25%
Below 25th	0%

In addition, if the Company’s total shareholder return over the three-year period is negative, the payout will be capped at 100% of target, even though the Company’s performance compared to the 2011 Utility Peer Group would have allowed an award in excess of 100% of the target.

Awards will be pro-rated when performance falls between the specified levels. For example, for performance at the 62nd percentile, the award will be 125% of target. If, during the course of the three-year performance period, a significant event occurs, as determined in the sole discretion of the Compensation Committee, that the Compensation Committee expects to have a substantial effect on the Relative TSR performance objective during the period, whether related to the Company or one or more companies in the 2011 Utility Peer Group, the Compensation Committee may revise the performance objective (except with respect to an award to a “covered employee” as defined under Section 162(m) of the Code).

Performance-based awards are subject to forfeiture if the employment of the executive terminates before the end of the performance period, subject to certain exceptions described in “Executive Compensation — Termination of Employment and Change in Control Benefits.” When the Company pays a dividend on the common stock during the three-year performance period, the participant will be credited with additional RSUs corresponding to the amount of the dividend. These additional RSU credits will be forfeited if the award does not vest.

For further information on the performance-based awards granted to each NEO in 2011, see the 2011 Grants of Plan-Based Awards table.

Pursuant to the terms of his new employment agreement with the Company, Mr. Rigby is entitled to receive a series of three annual performance-based retention awards of 36,945 RSUs, to be granted each year over the term of the employment agreement, the vesting of which shall be contingent upon Mr. Rigby’s continued employment during each annual performance period and achievement of the performance goals established for the performance period covered by the award. The performance goals for each award are established at the beginning of the performance period and relate to the following performance goal criteria: (i) reliability of electric service to customers; (ii) residential customer satisfaction; (iii) “smart grid” deployment and customer benefits; (iv) improvement of Company reputation within its service territories; and (v) management recruitment and talent development.

Time-Based Awards Under the LTIP

Vesting of Time-Based Restricted Stock Awards. The number of shares of common stock that vested as of January 24, 2011 under the terms of the time-based restricted stock awards originally granted under the LTIP on January 24, 2008, are shown in the 2011 Option Exercises and Stock Vested table in the column “Stock Awards — Number of Shares Acquired on Vesting.” Amounts of shares of common stock that vested as of January 22, 2012 under the terms of the time-based restricted stock awards originally granted under the LTIP on January 22, 2009 are shown in the table below. During the vesting period, each executive had all rights of ownership with respect to the shares, including the right to vote the shares and the right to receive dividends on the shares.

Named Executive Officer	Number of Shares Vested in 2012 Under Time-Vested Awards Granted in 2009
Joseph M. Rigby	29,277
Anthony J. Kamerick	3,999
David M. Velazquez	7,855
Kirk J. Emge	5,623
John U. Huffman	5,479

Granting of Time-Based RSU Awards in 2011. The number of shares of time-based RSUs awarded to each of the NEOs under the LTIP in 2011 is shown in the 2011 Grants of Plan-Based Awards table in the column headed “All Other Stock Awards: Number of Shares of Stock or Units.” In each case, the 2011 time-based awards are subject to forfeiture if the employment of the executive terminates before January 27, 2014, subject to certain exceptions described below in “Executive Compensation — Termination of Employment and Change in Control Benefits.” During the vesting period, an executive does not own any shares of common stock and cannot vote the shares underlying the award. Each quarter, additional RSUs are granted as dividend equivalents, which are settled in shares of common stock if and when the time-based award vests. In the case of awards of restricted stock (which were granted prior to 2011), the executive was entitled to retain the dividends paid whether or not the shares vested.

In addition to the foregoing RSU grants, pursuant to the terms of his new employment agreement, Mr. Rigby received a time-based retention award of 73,891 RSUs, one-third of which vests on January 1, 2013 and the remaining two-thirds vest ratably on a day-to-day basis over the two-year period beginning January 1, 2013, in each case provided that Mr. Rigby remains employed by the Company. This award is intended to induce Mr. Rigby to remain in the employ of the Company during the term of the employment agreement.

Retirement Programs. The Company’s retirement plans, consisting of both its tax-qualified retirement plan and supplemental retirement plans, are discussed in detail in the section entitled “Retirement Plans” following the Pension Benefits at December 31, 2011 table. Under the Pepco Holdings Retirement Plan, all employees of the Company and certain subsidiaries with at least five years of service (three years in the case of the Conectiv Cash Balance Subplan) are entitled to receive retirement benefits in accordance with the applicable benefit formula up to the maximum level that a qualified pension plan is permitted to provide consistent with regulations under the Code.

In July 2011, the Board approved amendments to the Pepco Holdings Retirement Plan in order to establish a more unified approach to the Company’s retirement programs and to further align the benefits offered under the Company’s retirement programs. The changes to the Pepco Holdings Retirement Plan were effective for retirements on or after July 1, 2011 and affect the retirement benefits payable to approximately 750 of the Company’s employees. All full time employees of the Company and certain subsidiaries are eligible to participate in the Pepco Holdings Retirement Plan. For additional information regarding these amendments and a description of the effect of these amendments on the net present value of the named executive officers’ accumulated benefit under the Pepco Holdings Retirement Plan, see “Retirement Plans” and “Summary Compensation Table,” respectively.

The Company’s supplemental retirement plan provides retirement benefits to participating executives in addition to the benefits a participant is entitled to receive under the Pepco Holdings Retirement Plan to supplement benefits which participants forego due to certain limitations on benefit calculations imposed by the Code. If the benefit payment that otherwise would have been available under the applicable benefit formula of the Pepco Holdings Retirement Plan is reduced due to a contribution or benefit limit imposed by law, the participant in the Pepco Holdings Retirement Plan is entitled to a compensating payment under the supplemental retirement plan in which the individual participates. In addition, a participant in the Pepco Holdings Retirement Plan is entitled to either or both of the following enhancements to the calculation of the participant’s retirement benefit:

•	the inclusion of compensation deferred under the Company’s executive deferred compensation plans in calculating retirement benefits, and

•	to the extent not permitted by the Pepco Holdings Retirement Plan, the inclusion of annual cash incentive compensation received by the participant in calculating retirement benefits.

The supplemental retirement plan benefits applicable to the NEOs are described in the section entitled “Retirement Plans” following the Pension Benefits at December 31, 2011 table.

In July 2011, the Board also approved a new, non-qualified Supplemental Executive Retirement Plan (the 2011 SERP), which replaced the Company’s pre-existing supplemental retirement plans, effective August 1, 2011. The principal purposes of the 2011 SERP are to provide competitive retirement benefits, to protect eligible participants against reductions in retirement benefits due to tax law limitations on qualified plans, to encourage the continued employment of the Company’s employees and to attract new employees to work for the Company, and to establish a more unified approach to the Company’s retirement programs. The establishment of the new 2011 SERP is consistent with the Company’s efforts to align retirement benefits for the Company and its subsidiaries with current market practices, as recommended by PM&P. The 2011 SERP resulted in increased supplemental benefits for certain NEOs which are described under “Retirement Plans — Executive Supplemental Retirement Plans — PHI 2011 Supplemental Executive Retirement Plan.” Where the pre-existing arrangements provide a greater benefit than the retirement benefit established under the 2011 SERP, that greater benefit will continue to apply to participants who participate in the existing plan. For all executives, the 2011 SERP provides for an annual benefit equal to 1.45% of the five-year average base pay and bonus multiplied by years of service, determined under the Company’s qualified defined benefit plan in which the executive participates.

Under the terms of the new employment agreement entered into with Mr. Rigby, he is entitled to receive an increase in his benefit so that such benefit would be equal to 1.65% of such final average base pay and bonus multiplied by years of service. See “Retirement Plans — Executive Supplemental Retirement Plans — PHI 2011 Supplemental Executive Retirement Plan” and “Summary Compensation Table,” respectively, for additional information regarding the 2011 SERP and the effect of these changes on the benefits of our named executive officers under the 2011 SERP.

All employees of the Company, including the NEOs, are entitled to participate on the same terms as other eligible employees in the Company’s 401(k) savings plan (the Retirement Savings Plan). Participants in the Retirement Savings Plan receive a 100% Company-matching contribution on employee contributions up to 3% of annual salary and a 50% Company-matching contribution on employee contributions in excess of 3% of annual salary up to 6% of annual salary.

Health and Welfare Benefits. Each of the NEOs participates in the Company’s health care, life insurance, and disability insurance plans on the same terms as other Company employees. With the exception of Company payment for an annual executive physical, the Company has no health or welfare plans, programs or arrangements that are available only to executives. Pursuant to the terms of the Company’s Change-in-Control Severance Plan, and subject to certain specified conditions and exceptions contained in that plan, upon a change in control, the Company will be required to make available to each named executive officer (other than Mr. Rigby) such medical, dental, group life and disability benefits that are at least at a level (and cost to the executive) substantially similar in the aggregate to the level of such benefits prior to the change in control. Pursuant to the terms of his employment agreement, Mr. Rigby is entitled to receive reimbursement from the Company for health insurance benefits for a period equal to the longer of one year following the termination of his employment agreement or the remaining term of the agreement. In the event of Mr. Rigby’s termination or resignation for good reason following a change in control, Mr. Rigby would be entitled to receive healthcare, life insurance and disability benefits comparable to what is provided to employees under the terms of his agreement for a period of 24 months.

Other Perquisites and Personal Benefits. As more fully described in footnote (4) to the Summary Compensation Table, the Company provides certain NEOs with limited perquisites and other personal benefits, including: (i) a car allowance, (ii) Company-paid parking, (iii) tax preparation and financial planning services, (iv) the cost of an annual executive physical, (v) certain club dues, (vi) personal use of Company-leased entertainment venues and Company-purchased tickets to sporting and cultural events when not otherwise used for business purposes and (vii) reimbursement for spousal travel. The cost of these benefits is not significant in relation to an executive’s total compensation. We do not provide tax gross-ups to any NEO on any perquisites. These benefits generally are provided to ensure that the Company’s total compensation package is competitive with peer companies and to provide NEOs with certain limited benefits that are not inconsistent with such practices at other peer group companies. In February 2012, PM&P advised the Compensation Committee that the perquisites and other personal benefits provided to executives were modest in comparison to the market.

Deferred Compensation Plan. Under the PHI Deferred Compensation Plan, which is described in greater detail in the narrative headed “Deferred Compensation Plans” following the Nonqualified Deferred Compensation table, the NEOs and other executives are permitted to defer the receipt of all or any portion of their compensation, including incentive compensation. In addition, to the extent an executive is prevented from making a contribution to the Retirement Savings Plan due to qualified plan limitations imposed by the Code, the executive is entitled to defer the excluded amount under the PHI Deferred Compensation Plan and receive an additional credit under the PHI Deferred Compensation Plan equal to the matching contribution, if any, that the Company would have made with respect to the excluded amount under the Retirement Savings Plan. Balances under the PHI Deferred Compensation Plan with respect to an executive are credited on a monthly basis with an amount corresponding to, as elected by the executive, any or a combination of: (i) interest at the prime rate or (ii) the return that would have been earned had the account balance been invested in any one or a combination of the investment funds selected by the Compensation Committee. The PHI Deferred Compensation Plan is designed to allow participating executives to save for retirement in a tax-effective way. The Company funds its future financial obligations under the PHI Deferred Compensation Plan through the purchase of Company-owned life insurance policies and other investments.

Compensation Mix

At-Risk Versus Fixed Compensation. Consistent with our pay for performance strategy, the percentages of each NEO’s short-term and long-term equity and incentive compensation opportunities relative to the executive’s salary as established by the Compensation Committee are designed to reflect the Compensation Committee’s view that, as the level of an executive’s responsibility increases, the percentage of the executive’s compensation that is at risk and tied to Company, business unit or individual performance likewise should increase. The following table shows the allocation of each NEO’s total salary and short-term and long-term equity and incentive compensation opportunities between fixed and at-risk compensation (at the target level) for 2011:

Name	Fixed Compensation	At-Risk Compensation
Joseph M. Rigby	22%	78%
Anthony J. Kamerick	35%	65%
David M. Velazquez	35%	65%
Kirk J. Emge	38%	62%
John U. Huffman	38%	62%

Short-Term Versus Long-Term Equity and Incentive Compensation. The Compensation Committee also believes that with increasing seniority, a larger percentage of an executive’s compensation opportunity should be in the form of long-term equity and incentive compensation. This reflects the view of the Compensation Committee that the senior executives should have a greater focus on developing and implementing the Company’s long-term strategic goals. The following table shows the allocation between each NEO’s target short-term and long-term equity and incentive compensation opportunities (each at the target level) for 2011:

Name	Short-Term Incentive Opportunity	Long-Term Equity and Incentive Opportunity
Joseph M. Rigby	29%	71%
Anthony J. Kamerick	32%	68%
David M. Velazquez	32%	68%
Kirk J. Emge	38%	62%
John U. Huffman	38%	62%

Employment Agreement

Effective January 1, 2012, the Company entered into an employment agreement with Mr. Rigby, which agreement replaces the employment agreement entered into with Mr. Rigby in 2008. The Company’s independent directors, based upon the recommendation of the Compensation Committee and advice from PM&P, approved the employment agreement. The employment agreement provides for, among other benefits, a series of three one-year performance-based RSU awards to be granted over the term of the employment agreement intended to further align Mr. Rigby’s compensation with improvements in the Company’s service reliability, “smart grid” and customer satisfaction goals, as well as initiatives related to succession planning and talent management as established by the Compensation Committee. The employment agreement also provides for a time-based retention award of RSUs designed to ensure Mr. Rigby’s continued employment with the Company during the three-year term of the agreement. The employment agreement provides that Mr. Rigby’s annual annuity benefit under the 2011 SERP will be augmented to an amount equal to 1.65% of Mr. Rigby’s five-year average base pay and bonus multiplied by years of service as determined under the PHI Subplan (for all other executives, the 2011 SERP provides for an annual benefit equal to 1.45% of the five-year average base pay and bonus multiplied by years of service). At December 31, 2011, the value of this benefit to Mr. Rigby was $817,837. In entering into the employment agreement, Mr. Rigby agreed to relinquish certain rights under the prior employment agreement, including tax gross-up provisions applicable in the event of a change in control of the Company and a lump sum supplemental retirement benefit that was payable in cash equal to the present value of such benefit that would have been obtained by adding three additional years of age and three additional years of service, which would have been payable to Mr. Rigby upon termination of his employment with the Company without cause or a resignation by Mr. Rigby under specified circumstances. For additional information regarding the terms of the employment agreement with Mr. Rigby, see “Executive Compensation — Employment Agreement.”

Severance and Change in Control Benefits

Mr. Rigby’s employment agreement provides for severance payments and other benefits if his employment is terminated other than for “cause” or he voluntarily terminates his employment for “good reason,” whether or not such termination is in connection with a change in control of the Company. These provisions are generally designed to provide assurance to the executive that, if his employment is actually or constructively terminated by the Company, he will receive for a period of time thereafter the compensation and benefits that he would have received had the termination not occurred. These benefits also address the concern that the fear of job loss might influence the executive when considering strategic opportunities that may include a change in control of the Company. Unlike his prior agreement, the new employment agreement with Mr. Rigby provides that the amount of the severance payment declines over the three-year term of the agreement. The specific benefits to which Mr. Rigby is entitled are described in detail under the heading “Termination of Employment and Change in Control Benefits.”

The Company also maintains a Change-in-Control Severance Plan in which the NEOs, other than Mr. Rigby, participated as of December 31, 2011. Under this plan, which is described in “Termination of Employment and Change in Control Benefits,” if, within one year following a change in control, a participating executive’s employment is terminated by the Company without “cause” or is terminated by the executive for “good reason,” the executive will be entitled to receive, among other things, a severance payment equal to 1.5, two or three times the salary and target annual cash incentive award for the year in which termination occurs, depending upon the executive’s position. See “Executive Compensation — Termination of Employment and Change in Control Benefits — Change-in-Control Severance Plan” for additional information regarding this plan. The purpose of the plan is to ensure that the participating executives are able to stay focused on their responsibilities to the Company in a change in control situation and are not distracted by the uncertainty of their continued employment.

Deductibility of Executive Compensation Expenses

Under Section 162(m) of the Code, a public company is prohibited from deducting for federal income tax purposes compensation in excess of $1.0 million paid to the Company’s principal executive officer and the Company’s three highest compensated executive officers (other than the principal executive officer or the principal financial officer), except that this prohibition does not apply to compensation that qualifies as “performance-based compensation.” Under Section 162(m) of the Code, the LTIP’s performance goal criteria must be approved by stockholders once every five years to permit the Company’s potential federal income tax deduction for such performance-based compensation. The performance goal criteria with respect to the LTIP were last approved by our stockholders when the LTIP was originally adopted in 2002. As a result, the Company did not deduct for federal income tax purposes compensation paid to these covered employees in excess of $1.0 million pursuant to Section 162(m) of the Code for tax years 2010 through 2012 with respect to performance-based awards granted under the LTIP. Subject to stockholder approval of performance goal criteria with respect to performance-based awards granted under the LTIP in 2012, the payment of shares of common stock upon the vesting of such awards, if determined solely by reference to the achievement of pre-established performance objectives, would qualify as performance-based compensation. Time-based restricted stock and time-based RSU awards under the LTIP do not qualify as performance-based compensation because the awards vest on the basis of continued employment, rather than pre-established performance objectives.

Because the EICP had not been approved by our stockholders, awards under the EICP in 2011 did not qualify as performance-based compensation even when the payment of awards was based on the achievement of pre-established performance objectives. Following the approval of the amendments to the EICP by our stockholders, awards under the EICP (as proposed to be amended) would qualify as performance-based compensation, so long as the payment of awards under the EICP is based on the achievement of pre-established performance objectives determined in accordance with the EICP’s terms.

Stock Ownership Requirements

To further align the financial interests of the Company’s executives with those of the stockholders, the Board in 2005 adopted stock ownership requirements for officers of the Company. The requirements, which are expressed as a multiple of salary, are a function of the executive’s seniority:

Chief Executive Officer, President	5 times salary
Executive Vice President	3 times salary
Senior Vice President	2 times salary
Vice President	1 times salary

Each officer had until the later of December 31, 2010, or five years after the date of his or her election as an officer, to attain the required ownership level. An individual who is appointed as an officer or is promoted to a position with a higher stock ownership requirement has five years from the date of appointment or promotion to attain the applicable stock ownership level. Shares of common stock owned through the Retirement Savings Plan, unvested shares of restricted stock, and the number of shares of common stock underlying RSU awards (plus accrued dividends) are considered owned by the executive for the purpose of meeting the ownership requirement. Each of Messrs. Rigby, Kamerick, Velazquez and Emge meets the stock ownership requirement applicable to him. Mr. Huffman is not subject to a stock ownership requirement because he is not a Company officer; however, he nevertheless meets the stock ownership requirement at the level of three times his salary.

Prohibition on Hedging of Economic Risk

Because hedging transactions can result in the misalignment of the ownership interest of directors, officers and employees relative to that of the Company’s stockholders, the Board has determined that no director, officer or employee of the Company (including executives) may engage in any hedging or similar transactions that have the effect of reducing or eliminating the investment risks associated with any of the Company’s securities owned by such person. This prohibition applies whether the securities have been acquired from the Company or have been purchased by the holder in the market.

EXECUTIVE COMPENSATION

The 2011 Summary Compensation Table sets forth compensation information for the Company’s (i) principal executive officer, (ii) principal financial officer, and (iii) three other most highly compensated executive officers employed as of December 31, 2011, determined on the basis of their total compensation for 2011 (excluding the amounts under the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in this table). The information in this table includes compensation paid by the Company or its subsidiaries.

2011 Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Stock Awards(1)		Option Awards		Non-Equity Incentive Plan Compensation (2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)		All Other Compensation (4)		Total Compensation

Joseph M. Rigby Chairman, President and Chief Executive Officer	2011 2010 2009	$ $ $	880,000 880,000 795,833	$ $ $	— — —	$ $ $	2,264,926 1,941,743 1,426,036	$ $ $	— — —	$ $ $	748,000 — —	$ $ $	2,511,103 588,975 742,945	$ $ $	757,729 140,586 151,183	$ $ $	7,161,758 3,551,304 3,115,997

Anthony J. Kamerick Senior Vice President and Chief Financial Officer	2011 2010 2009	$ $ $	498,000 484,000 383,166	$ $ $	— — —	$ $ $	640,881 533,982 327,754	$ $ $	— — —	$ $ $	253,980 338,026 —	$ $ $	1,532,675 844,732 771,948	$ $ $	217,328 69,113 54,818	$ $ $	3,142,864 2,269,853 1,537,686

David M. Velazquez Executive Vice President	2011 2010 2009	$ $ $	484,000 484,000 423,500	$ $ $	125,000 — —	$ $ $	622,851 533,982 398,823	$ $ $	— — —	$ $ $	198,053 — 248,549	$ $ $	2,517,536 118,719 131,214	$ $ $	233,286 62,091 137,771	$ $ $	4,180,726 1,198,792 1,339,857

Kirk J. Emge Senior Vice President and General Counsel	2011 2010 2009	$ $ $	391,000 381,000 350,000	$ $ $	— — —	$ $ $	402,535 357,291 298,936	$ $ $	— — —	$ $ $	199,410 266,090 —	$ $ $	789,255 471,012 386,176	$ $ $	174,935 79,497 76,251	$ $ $	1,957,135 1,554,890 1,111,363

John U. Huffman President and Chief Executive Officer, Pepco Energy Services (5)	2011 2010 2009	$ $ $	365,000 352,000 341,000	$ $ $	10,000 — —	$ $ $	375,763 330,104 291,246	$ $ $	— — —	$ $ $	283,386 242,669 271,913	$ $ $	343,194 84,705 48,928	$ $ $	165,733 184,784 71,975	$ $ $	1,543,076 1,194,262 1,025,062

(1)

The amount shown for each year is the aggregate grant date fair value as determined in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (excluding the effect of estimated forfeitures) of awards of time-based restricted stock, time-based RSUs and performance-based awards, as applicable, granted during that year. For a discussion of the assumptions made in determining the aggregate grant date fair value of these awards, see Note (14), “Stock-Based Compensation, Dividend Restrictions, and Calculations of Earnings Per Share of Common Stock – Stock-Based Compensation” in the Company’s consolidated financial statements included in the Original Form 10-K. The values shown assume that each performance-based award will vest at 100% of the target level at the end of the three-year performance period and that each award of time-based restricted stock or time-based RSUs, as applicable, will vest in full at the end of the three-year service period. For a further description of these stock-based awards, see “Compensation Discussion and Analysis — Components of the Executive Compensation Program — Equity and Incentive Awards Under the LTIP.”

Two-thirds of an executive’s yearly LTIP awards were performance-based and one-third was time-based. Assuming vesting of performance-based awards granted in 2011, 2010 and 2009 at the maximum level of 200% of target, the grant date fair value of these performance-based awards would have been as follows:

	Grant Date Fair Value (Maximum Level) of Performance-Based Awards Granted in
Name	2011	2010	2009
Joseph M. Rigby	$3,019,902	$2,751,602	$1,901,379
Anthony J. Kamerick	854,508	756,694	437,007
David M. Velazquez	830,468	756,694	531,762
Kirk J. Emge	536,714	506,298	398,594
John U. Huffman	501,030	467,784	388,316

The amounts shown in the tables above do not include the effect of any dividend equivalents granted with the performance-based awards.

(2)

Consists of awards under the EICP. For a further description of these awards, see “Compensation Discussion and Analysis — Components of the Executive Compensation Program — Annual Cash Incentive Awards Under the Executive Incentive Compensation Plan.”

(3)

Consists of the aggregate annual increase in the actuarial present value of the executive’s accumulated benefits under all defined benefit and actuarial pension plans. None of the named executive officers received “above-market earnings” (as defined by SEC regulations) under any of the Company’s nonqualified deferred compensation plans. As a result of certain changes to the Pepco Holdings Retirement Plan, the net present value of the accumulated benefit of Messrs. Velazquez and Huffman thereunder as of December 31, 2011 increased by $2,428,454 and $228,733, respectively. As a result of the establishment of the 2011 SERP and the execution of Mr. Rigby’s employment agreement in December 2011 (which took effect on January 1, 2012), the net present value of Mr. Rigby’s accumulated benefit under the 2011 SERP as of December 31, 2011 increased by $2,008,412. See “Retirement Plans” and “Pension Benefits at December 31, 2011.”

(4)	The totals shown in this column for 2011 consist of:

(a) Dividends paid on unvested shares of restricted stock awards held by the executive: Mr. Rigby — $68,618; Mr. Kamerick — $17,784; Mr. Velazquez — $18,658; Mr. Emge — $12,881; Mr. Huffman — $12,207. For a further description of these payments, see “Compensation Discussion and Analysis — Components of the Executive Compensation Program — Equity and Incentive Awards Under the LTIP.”

(b) The market value of dividend equivalents credited quarterly during 2011 on each common stock dividend payment date with respect to unvested time-based and performance-based awards granted under the LTIP (assuming that each performance-based award will vest at 100% of the target level): Mr. Rigby — $616,166; Mr. Kamerick — $162,136; Mr. Velazquez — $167,759; Mr. Emge — $114,370; and Mr. Huffman — $108,301. These dollar amounts were computed based upon the closing market price of a share of common stock on December 30, 2011.

(c) Company-paid premiums on a term life insurance policy: Mr. Rigby — $1,975; Mr. Kamerick — $1,118; Mr. Velazquez — $1,086; Mr. Emge — $877; and Mr. Huffman — $819.

(d) Company matching contributions under the Retirement Savings Plan: Mr. Rigby — $11,025; Mr. Kamerick — $11,025; Mr. Velazquez — $11,025; Mr. Emge — $8,568; and Mr. Huffman — $11,025.

(e) Company matching contributions on deferred compensation: Mr. Rigby — $25,117; Mr. Kamerick — $5,891; Mr. Velazquez — $6,538; Mr. Emge — $7,258; and Mr. Huffman — $2,145. For a further discussion of these matching contributions, see “Deferred Compensation Plans — PHI Deferred Compensation Plan.”

(f) The following perquisites and other personal benefits paid in 2011 (all amounts shown reflect cash payments made by the Company, except as otherwise stated)

Name	Car Allowance*	Parking	Tax Preparation Fee	Financial Planning Fee	Executive Physical Fee	Club Dues	Spousal Travel
Joseph M. Rigby	$11,700	$2,400	$2,500	$10,820	$800	$2,308	$4,300
Anthony J. Kamerick	11,700	2,400	2,500	—	—	2,308	466
David M. Velazquez	11,700	2,400	2,500	10,820	800	—	—
Kirk J. Emge	11,700	2,400	2,500	10,820	—	450	3,111
John U. Huffman	11,700	6,216	2,500	10,820	—	—	—

*	Consists of a non-accountable expense allowance to compensate executives for business use of their automobiles.

In addition, in 2011, Company-leased entertainment venues and Company-purchased tickets to sporting and cultural events were made available to employees, including the executive officers listed in the Summary Compensation Table, for personal use when not being used by the Company for business purposes. There was no incremental cost to the Company for providing these benefits.

(5)

For Mr. Huffman, the amount shown for 2010 in the column headed “All Other Compensation” includes a payment in the amount of $100,000 paid in consideration of his agreement to remain an employee through December 31, 2010.

Employment Agreement

During 2011, the Company was a party to an employment agreement with Mr. Rigby (the Prior Agreement), which in December 2011 was replaced by a new employment agreement effective as of January 1, 2012 (the New Agreement). The Prior Agreement provided for Mr. Rigby’s employment through August 1, 2013, and was to automatically extend for a period of one year on each August 1 thereafter, unless either the Company or Mr. Rigby elected not to extend the Prior Agreement by notice given not later than three months prior to August 1 in the year preceding the expiration date. The material terms of the Prior Agreement included:

•

an annual salary in an amount not less than his base salary in effect as of August 1, 2002, with the condition that, if at any time and during the term of the Prior Agreement his annual base salary was increased, his salary could not have been subsequently decreased during the remainder of the term of the Prior Agreement;

•	incentive compensation as determined by the Board under plans applicable to senior executives of the Company; and

•

participation, in a manner similar to other senior executives, in retirement plans, fringe benefit plans, supplemental benefit plans and other plans and programs provided by the Company for its executives or employees.

Effective January 1, 2012, the Company entered into the New Agreement with Mr. Rigby, which provides for his employment with the Company through December 31, 2014. The Company’s independent directors, based upon the recommendation of the Compensation Committee and advice from its independent compensation consultant, authorized the execution and delivery of the New Agreement with Mr. Rigby. The New Agreement provides for terms, including performance-based retention awards of RSUs, intended to further align Mr. Rigby’s compensation with improvements in the Company’s service reliability, “smart grid” technology and customer satisfaction goals. The New Agreement also provides for awards with performance goal criteria related to succession planning and talent management as established by the Compensation Committee, and eliminates certain provisions identified by the Compensation Committee as problematic pay practices.

The material terms of the New Agreement are as follows:

•

an annual salary of $985,000, subject to annual review by the Board, with the condition that, if at any time and during the term of the New Agreement his annual base salary is increased, his salary will not be subsequently decreased during the remainder of the term of the New Agreement;

•	incentive compensation under plans applicable to senior executives of the Company, if the Board determines in good faith that Mr. Rigby’s performance merits payment of such compensation;

•

participation, in a manner similar to other senior executives, in retirement plans, fringe benefit plans, supplemental benefit plans and other plans and programs (including insurance coverage) provided by the Company for its executives or employees, except that under the terms of the New Agreement, Mr. Rigby’s annual minimum annuity benefit under the 2011 SERP will be augmented to an amount equal to 1.65% of Mr. Rigby’s five-year average base pay and bonus multiplied by years of service as determined under the PHI Subplan (for all other executives, the 2011 SERP provides for an annual benefit equal to 1.45% of the five-year average base pay and bonus multiplied by years of service);

•

a time-based retention award of 73,891 RSUs, one-third of which vests on January 1, 2013 and the remaining two-thirds of which vest ratably on a day-to-day basis over the two-year period beginning January 1, 2013, in each case provided that Mr. Rigby remains employed by the Company;

•

a series of three annual performance-based retention awards of 36,945 RSUs each, to be granted each year over the term of the New Agreement, the vesting of which shall be contingent upon Mr. Rigby’s continued employment during each annual performance period and achievement of the performance goals established for the annual performance period covered by the award;

•

as more fully described below under the heading “Termination of Employment and Change in Control Benefits,” various payments and other benefits in connection with the termination of his employment; and

•	provisions intended to satisfy the compensation recovery provisions of both the Dodd-Frank Act and the Sarbanes-Oxley Act of 2002.

Mr. Rigby is required to hold the vested RSUs attributable to both the time-based and the performance-based retention awards under the New Agreement until his employment with the Company terminates, except that he may elect to surrender vested RSUs as permitted by the New Agreement to satisfy applicable tax withholding obligations. All vested RSUs will be credited with dividend equivalents in the form of additional fully-vested RSUs.

Relationship of Salary and Bonus to Total Compensation

The following table sets forth the 2011 salary of each of the named executive officers as a percentage of the executive’s total compensation, as set forth in the Summary Compensation Table:

Name	Salary as a Percentage of Total Compensation

Joseph M. Rigby	12.3%
Anthony J. Kamerick	15.8%
David M. Velazquez	11.6%
Kirk J. Emge	20.0%
John U. Huffman	23.7%

2011 Grants of Plan-Based Awards

The following table provides certain information regarding plan-based awards granted to each of the named executive officers in 2011, including award opportunities granted under the EICP in 2011 to each named executive officer.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(#)	Grant Date Fair Value of Stock and Option Awards($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold Number of Shares (#)	Target Number of Shares (#)	Maximum Number of Shares (#)

Joseph M. Rigby
Executive Incentive Compensation Plan (4)	1-27-11	440,000	880,000	1,584,000	—	—	—	—	—
LTIP—Time-based RSU award (5)	1-27-11	—	—	—	—	—	—	40,073	754,975
LTIP—Performance-based RSU award (6)	1-27-11	—	—	—	20,037	80,146	160,292	—	1,509,951

Anthony J. Kamerick
Executive Incentive Compensation Plan (4)	1-27-11	149,400	298,800	537,840	—	—	—	—	—
LTIP—Time-based RSU award (5)	1-27-11	—	—	—	—	—	—	11,339	213,627
LTIP—Performance-based RSU award (6)	1-27-11	—	—	—	5,670	22,678	45,356	—	427,254

David M. Velazquez
Executive Incentive Compensation Plan (4)	1-27-11	145,200	290,400	522,720	—	—	—	—	—
LTIP—Time-based RSU award (5)	1-27-11	—	—	—	—	—	—	11,020	207,617
LTIP—Performance-based RSU award (6)	1-27-11	—	—	—	5,510	22,040	44,080	—	415,234

Kirk J. Emge
Executive Incentive Compensation Plan (4)	1-27-11	117,300	234,600	422,280	—	—	—	—	—
LTIP—Time-based RSU award (5)	1-27-11	—	—	—	—	—	—	7,122	134,178
LTIP—Performance-based RSU award (6)	1-27-11	—	—	—	3,561	14,244	28,488	—	268,357

John U. Huffman
Executive Incentive Compensation Plan (4)	1-27-11	109,500	219,000	394,200	—	—	—	—	—
LTIP—Time-based RSU award (5)	1-27-11	—	—	—	—	—	—	6,648	125,248
LTIP—Performance-based RSU award (6)	1-27-11	—	—	—	3,324	13,297	26,594	—	250,515

(1)

The “threshold” amount represents overall performance at the 50% level (meaning no award is made if performance is below the 50% level relative to the target), the “target” amount represents overall performance at the target (100%) level, and the “maximum” amount represents overall performance at or above the 180% level relative to the target.

(2)

The “threshold” number of shares represents achievement of Relative TSR at the 25th percentile, the “target” number of shares represents achievement of Relative TSR at the 50th percentile, and the “maximum” number of shares represents achievement of Relative TSR at or above the 90th percentile.

(3)

Represents the grant date fair value, as determined in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures), of time-based RSUs and performance-based RSUs granted under the LTIP. The grant date fair value of each performance-based RSU award has been calculated using the target number of shares that the named executive officer is entitled to receive, consistent with the estimate of aggregate compensation cost to be recognized over the service period in accordance with ASC Topic 718.

(4)

For a further description of these awards, see “Compensation Discussion and Analysis — Components of the Executive Compensation Program — Annual Cash Incentive Awards Under the Executive Incentive Compensation Plan and Discretionary Bonuses.”

(5)

Time-based RSU awards vest on the third anniversary of the date of grant if the executive is employed by the Company on that date, subject to the acceleration of vesting under certain circumstances as described in “Termination of Employment and Change in Control Benefits.”

(6)

Performance-based RSU awards vest if the executive is employed by the Company at the end of the performance period and the Compensation Committee has determined that the performance targets are met at least at the minimum level of performance, subject to the acceleration of vesting under certain circumstances as described below in “Termination of Employment and Change in Control Benefits.” For a further discussion of these awards, see “Compensation Discussion and Analysis — Components of the Executive Compensation Program — Equity and Incentive Awards Under the LTIP — Performance-Based Awards Under the LTIP.”

The following table provides certain information regarding outstanding equity awards of each of the named executive officers at December 31, 2011. None of the NEOs had outstanding option awards at December 31, 2011.

Outstanding Equity Awards at December 31, 2011

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

Joseph M. Rigby
Awarded 1-27-11	42,346	859,624	84,695	1,719,309
Awarded 2-25-10	—	—	77,001	1,563,120
Awarded 1-28-10	34,258	695,437	—	—
Awarded 2-26-09	16,518	335,315	40,005	812,102
Awarded 1-22-09	12,759	259,008	30,903	627,331

Anthony J. Kamerick
Awarded 1-27-11	11,982	243,235	23,965	486,490
Awarded 2-25-10	—	—	21,174	429,832
Awarded 1-28-10	9,421	191,246	—	—
Awarded 6-13-09	3,047	61,854	7,381	149,834
Awarded 2-26-09	1,079	21,904	2,611	53,003
Awarded 1-22-09	2,920	59,276	7,072	143,562

David M. Velazquez
Awarded 1-27-11	11,646	236,414	23,290	472,787
Awarded 2-25-10	—	—	21,210	430,563
Awarded 1-28-10	9,421	191,246	—	—
Awarded 2-26-09	2,376	48,233	5,756	116,847
Awarded 1-22-09	5,479	111,224	13,270	269,381

Kirk J. Emge
Awarded 1-27-11	7,527	152,798	15,053	305,576
Awarded 2-25-10	—	—	14,170	287,651
Awarded 1-28-10	6,304	127,971	—	—
Awarded 1-22-09	5,623	114,147	13,619	276,466

John U. Huffman
Awarded 1-27-11	7,025	142,608	14,051	285,235
Awarded 2-25-10	—	—	13,089	265,707
Awarded 1-28-10	5,824	118,227	—	—
Awarded 1-22-09	5,479	111,224	13,270	269,381

(1)	Consists of awards of time-based restricted stock and RSUs granted under the LTIP. Such awards vest on the third anniversary of the grant date if the named executive officer is employed by the

Company on that date, subject to the acceleration of vesting under certain circumstances. See “Termination of Employment and Change in Control Benefits.” Amounts with respect to time-based RSU awards include additional RSUs credited to an executive when the Company pays a dividend on the common stock during the three-year vesting period, and the shares of common stock underlying such credited RSUs are earned if and only to the extent that an award vests.

(2)

Calculated by multiplying the number of shares shown in the immediately preceding column by $20.30, the closing market price of a share of common stock on December 30, 2011, the last trading day of the year.

(3)

Consists of performance-based awards under the LTIP. The awards made in 2009, 2010 and 2011 entitle the named executive officer to earn shares of common stock to the extent pre-established performance objectives are satisfied for, respectively, (i) the three-year performance period beginning on January 1, 2009 and ending on December 31, 2011; (ii) the three-year performance period beginning on January 1, 2010 and ending on December 31, 2012; and (iii) the three-year performance period beginning on January 1, 2011 and ending on December 31, 2013. For each of the performance periods, the named executive officer is eligible to earn a number of shares of common stock ranging from 25% (50% with respect to performance-based awards granted in 2009) to 200% of the target performance award depending on the extent to which the performance objective is achieved, assuming that the named executive officer is employed by the Company at the end of the performance period. For each named executive officer, this number reflects the number of shares that would be earned if the target level of performance is achieved because performance for the last completed fiscal year or years over which performance is measured with respect to their awards exceeded the threshold, but not the target, level of performance. For further discussion of the terms of the 2011 RSU awards, see “Compensation Discussion and Analysis — Components of the Executive Compensation Program — Equity and Incentive Awards Under the LTIP — Performance-Based Awards Under the LTIP — Grants of Awards for 2011 to 2013 Performance Period.”

These amounts include the effect of dividend equivalents associated with these awards, and the shares of common stock underlying such dividend equivalents are earned if and only to the extent that an award vests.

The following table provides certain information regarding restricted stock granted in January 2008 and performance stock awards held by the named executive officers that vested during 2011 with respect to the 2008 to 2010 performance period. No options were exercised by the NEOs in 2011.

2011 Option Exercises and Stock Vested

Name	Stock Awards
	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)
Joseph M. Rigby	6,770	$125,516
Anthony J. Kamerick	6,392	$119,949
David M. Velazquez	3,271	$60,644
Kirk J. Emge	8,158	$153,044
John U. Huffman	10,186	$190,992

(1)

Consists of both shares of common stock earned under performance stock awards with a performance period from January 1, 2008 to December 31, 2010 (which vested in February 2011) and shares of common stock vested (as of January 22, 2011) under time-based restricted stock awards granted in January 2008.

The number of shares of common stock (i) earned under performance stock awards (including related dividend equivalents) with a performance period from January 1, 2009 to December 31, 2011 (which vested on February 23, 2012) and (ii) vested (as of February 26, 2012) under time-based restricted stock awards granted in January and February 2009, are as follows (applying the assumptions stated in this footnote and in footnote (2) immediately below):

Name	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting
Joseph M. Rigby	70,493	$1,403,355
Anthony J. Kamerick	14,037	$279,530
David M. Velazquez	18,715	$372,516
Kirk J. Emge	13,539	$269,455
John U. Huffman	16,447	$327,441

(2)

Represents the aggregate market value of the shares realized on vesting, calculated by multiplying the vested number of shares by the average of the low and high trading prices of a share of common stock on the vesting date (or on the last trading day prior thereto).

The following table provides certain information regarding pension benefits for each of the named executive officers at December 31, 2011.

Pension Benefits

at December 31, 2011

Name	Plan Name(1)	Number of Years of Credited Service	Present Value of Accumulated Benefits(2)	Payments During Last Fiscal Year
Joseph M. Rigby	Conectiv Cash Balance Subplan	32 yrs., 11 mos.	$1,994,602	$—
	2011 SERP/Conectiv SERP	32 yrs., 11 mos.	$3,934,718	—
	Contractual benefit(3)	32 yrs., 11 mos.	$817,837	—

Anthony J. Kamerick	Pepco General Retirement Subplan	40 yrs., 0 mos.(4)	$2,022,063	—
	2011 SERP/Executive Retirement Plan	41 yrs., 2 mos.	$3,859,475	—

David M. Velazquez	Conectiv Cash Balance Subplan	30 yrs., 6 mos.	$908,700	—
	2011 SERP/Conectiv SERP	30 yrs., 6 mos.	$2,288,107	—

Kirk J. Emge	Pepco General Retirement Subplan	25 yrs., 2 mos.	$1,108,396	—
	2011 SERP/Executive Retirement Plan	25 yrs., 2 mos.	$1,795,254	—

John U. Huffman	PHI Subplan	6 yrs., 0 mos.	$123,442	—
	2011 SERP/Executive Retirement Plan	6 yrs., 0 mos.	$411,755	—

(1)

For participants in a pre-existing supplemental retirement plan (such as the Conectiv SERP or the Executive Retirement Plan) prior to August 1, 2011, the 2011 SERP provides a minimum supplemental retirement benefit equal to the amount, if any, by which the executive’s benefit calculated under the 2011 benefit formula exceeds the supplemental retirement benefit provided under the pre-existing plan. Where the pre-existing plan provides for a greater benefit, the executive will receive the benefit provided for under the pre-existing plan.

(2)

Represents the actuarial present value of the executive’s accumulated pension benefit calculated as of December 31, 2011, assuming the executive retires at the earliest time he may retire under the applicable plan without any benefit reduction due to age. The valuation method and all material assumptions applied in calculating the actuarial present value are set forth in Note (10), “Pension and Other Postretirement Benefits,” to the Company’s consolidated financial statements included in the Original Form 10-K.

(3)	Represents the net present value of accumulated benefits provided under Mr. Rigby’s new employment agreement, which was executed in December 2011 effective as of January 1, 2012.

(4)

The number of years of credited service under this plan is capped at 40 years. The number of actual years of service with the Company and its predecessors for Mr. Kamerick under this plan is 41 years, 2 months.

Retirement Plans

The Company’s retirement plans and benefits are described below.

Pepco Holdings Retirement Plan

The Pepco Holdings Retirement Plan consists of several subplans. Each of the named executive officers participates in one or more of the Pepco General Retirement Subplan, the Conectiv Cash Balance Subplan or the PHI Subplan.

Conectiv Cash Balance Subplan

Most non-unionized employees who were employed (i) by Conectiv on August 1, 2002, or (ii) by the Company in the Conectiv service territory prior to December 31, 2004, are eligible to participate in the Conectiv Cash Balance Subplan, including Messrs. Rigby and Velazquez. Under the Conectiv Cash Balance Subplan, a record-keeping account in a participant’s name is credited with an amount equal to a percentage (which varies depending on the participant’s age at the end of the plan year) of the participant’s total pay, consisting of base pay, overtime and bonuses. Also, participants in the Atlantic City Electric Retirement Plan, in which Mr. Rigby participated, and the Delmarva Retirement Plan, in which Mr. Velazquez participated, who had at least ten years of credited service as of December 31, 1998, the inception date of the Conectiv Cash Balance Subplan, are eligible to receive additional transition credits until the participant’s combined years of service under the prior plan and the Conectiv Cash Balance Subplan total 35.

Participants employed on the inception date of the Conectiv Cash Balance Subplan were credited with an initial cash balance equal to the present value of their annuity benefits as of that date earned under the Atlantic City Electric Retirement Plan or the Delmarva Retirement Plan. Each participant’s account balance is supplemented annually with interest credits equal to the prevailing 30-year U.S. Treasury bond rate. Benefits become vested after three years of service. When a participant terminates employment (regardless of age), the amount credited to his or her account, at the election of the participant, is converted into one of several actuarially equivalent annuities selected by the participant or is paid to the participant in a lump sum (which cannot exceed 6.5 times the participant’s final average compensation). For 2011, Mr. Rigby had a Company credit percentage of 10%, and through 2014, receives an annual transition credit of 4%, of total pay. For 2011, Mr. Velazquez had a Company credit percentage of 10%, and through 2016, receives an annual transition credit of 3% of total pay. At December 31, 2011, the net present value of Mr. Velazquez’s accumulated benefit under the Conectiv Cash Balance Subplan was $610,477. Had Mr. Velazquez retired on that date, that balance, at his election, would have been converted into one of several actuarially equivalent annuities or would have been paid to him in a lump sum.

The Conectiv Cash Balance Subplan also provides for certain “grandfathered” rights that existed under the Delmarva Retirement Plan and under the Atlantic City Electric Retirement Plan, which apply to employees who had either 20 years of credited service or had attained age 50 on or before January 1, 1999. Under these grandfathering provisions, eligible employees are assured a minimum retirement benefit calculated for all years of service up to December 31, 2008, according to their original benefit formula under the applicable plan. Mr. Rigby, who was a participant in the Atlantic City Electric Retirement Plan, is the only named executive officer eligible to receive these grandfathered benefits.

The present value of Mr. Rigby’s accumulated benefits under the Conectiv Cash Balance Subplan at December 31, 2011, as shown in the Pension Benefits table, reflects the value of his benefits under the Conectiv Cash Balance Subplan. At December 31, 2011, the net present value of Mr. Rigby’s accumulated benefit under the Conectiv Cash Balance Subplan was $2,590,373. Had Mr. Rigby retired on December 31, 2011, that balance, at his election, would have been converted into one of several actuarially equivalent annuities or would have been paid to him in a lump sum.

On July 28, 2011, the Board approved revisions to the Conectiv Cash Balance Subplan and the PHI Subplan in order to establish a more unified approach to PHI’s retirement programs and to further align the benefits offered under its retirement programs. The revisions provide participants in the Conectiv Cash Balance Subplan the greater of the benefit under the Conectiv Cash Balance Subplan or a benefit calculated using the PHI Subplan formula. In determining the benefit under the PHI Subplan, the participants’ prior years of service are taken into account. These revisions are effective for employees who retire on or after July 1, 2011 and apply to all employees who are participants in the Conectiv Cash Balance Subplan, including Messrs. Rigby and Velazquez. As of December 31, 2011, Mr. Rigby’s benefits under the Conectiv Cash Balance Subplan exceed those under the PHI Subplan (which is described below). Mr. Velazquez’s benefits under the PHI Subplan formula exceed his benefits under the Conectiv Cash Balance Subplan as of that date.

PHI Subplan

Persons who become employees of the Company on or after January 1, 2005 are eligible to participate in the PHI Subplan, including Mr. Huffman. The plan provides participating employees who have at least five years of service with retirement benefits based on the participant’s average salary for the final five years of employment and the number of years of credited service under the plan at the time of retirement. Normal retirement age is 65. Participants who have reached age 55 and who have ten years of credited service are eligible for retirement benefits prior to normal retirement age, at a benefit level that is reduced from the benefit level at normal retirement age by 3% for each year that the early retirement date precedes the normal retirement date. A participant may retire with full benefits at age 62 and with 20 years of service. Benefits under the plan are paid in the form of a monthly annuity selected by the participant from among several available annuity options.

Pepco General Retirement Subplan

All employees who were employed (i) by Pepco on August 1, 2002, or (ii) by the Company in the Pepco service territory prior to December 31, 2004, are eligible to participate in the Pepco General Retirement Subplan, including Messrs. Kamerick and Emge. The plan provides participating employees who have at least five years of service with retirement benefits based on the participant’s average salary for the final three years of employment and the number of years of credited service under the plan at the time of retirement. Normal retirement age under the Pepco General Retirement Subplan is 65. Participants who

have reached age 55 and have at least 30 years of credited service are eligible for early retirement without any reduction in benefits. Participants who have reached age 55 and who have ten years of credited service are eligible for retirement benefits prior to normal retirement age, at a benefit level that is reduced from the benefit level at normal retirement age by 2% for each year that the early retirement date precedes the normal retirement date. Plan benefits are partially offset by the Social Security benefits received by the participant. Benefits under the plan are paid in the form of a monthly annuity selected by the participant from among several available annuity options Mr. Kamerick is eligible for retirement under the plan without any reduction in benefits and Mr. Emge is eligible for early retirement with reduced benefits. If Mr. Emge had retired on December 31, 2011, the actuarial net present value of his retirement benefit under the Pepco General Retirement Subplan as of that date would have been $1,258,790.

Executive Supplemental Retirement Plans

PHI 2011 Supplemental Executive Retirement Plan

Effective August 1, 2011, the Company adopted the PHI 2011 Supplemental Executive Retirement Plan, or the 2011 SERP, a new, non-qualified supplemental executive retirement plan. The 2011 SERP replaces the Executive Retirement Plan and the Conectiv Supplemental Retirement Plan (each as described below) as the supplemental retirement plan for new employees of PHI and its subsidiaries hired on or after August 1, 2011. The 2011 SERP also includes provisions that may augment the supplemental retirement benefits to which participants in the pre-existing plans, including each of the named executive officers, are entitled.

The principal purposes of the 2011 SERP are to provide competitive retirement benefits, to protect eligible participants against reductions in retirement benefits due to the qualified plan limitations (as defined below), to encourage the continued employment of and to attract new employees to work for the Company, and to establish a more unified approach to the Company’s retirement programs. The establishment of the 2011 SERP is consistent with the Company’s efforts to align retirement benefits provided by the Company and its subsidiaries with current market practices, as recommended by the Compensation Committee’s independent compensation consultant.

The benefit formula under the 2011 SERP is 1.45% times years of credited service times final average pay (as determined in accordance with the terms of the 2011 SERP). Benefits under the 2011 SERP are calculated without reduction for limitations placed by the Code on the computation of retirement benefits under a qualified benefit plan (the qualified plan limitations). These limitations cap both the amount of the annual retirement benefit and the amount of compensation that may be used to calculate the annual benefit and exclude from the benefit calculation compensation that is deferred under the terms of a non-qualified plan. Under the 2011 SERP, the supplemental retirement benefit is calculated by including in final average pay the average of the three highest awards under the EICP within the five consecutive years immediately preceding retirement. Accordingly, if a participating executive’s retirement benefit under the Pepco Holdings Retirement Plan is reduced by the qualified plan limitations or Pepco Holdings Retirement Plan final average pay formula does not include EICP payments, the 2011 SERP will pay a supplemental retirement benefit equal to the difference between (i) the participant’s actual benefit under the Pepco Holdings Retirement Plan and (ii) the participant’s benefit as calculated under the terms of the 2011 SERP.

For participants in the pre-existing supplemental retirement plans, the 2011 SERP provides a minimum supplemental retirement benefit equal to the amount, if any, by which the executive’s benefit calculated under the 2011 benefit formula exceeds the supplemental retirement benefit provided under the pre-existing plan. Where the pre-existing plan provides for a greater benefit, the executive will receive the benefit provided for under the pre-existing plan.

Generally, a participant will become vested in the 2011 SERP upon the later of attaining age 65 or being credited with five years of service. Earlier vesting is permitted under the 2011 SERP when a participant attains age 55 or older and is credited with at least ten years of service under the 2011 SERP.

The 2011 SERP formula, including its application to participant’s in the pre-existing supplemental retirement plans, is designed to provide executives with retirement benefits that in the aggregate target median peer group retirement benefits based upon the research provided by PM&P, the Compensation Committee’s independent compensation consultant. Eligibility for participation in the 2011 SERP is determined by the Compensation Committee. Because the 2011 SERP is a non-qualified supplemental retirement plan, participation is limited to certain members of the Company’s management.

Generally, the only form of benefit intended to be provided under the 2011 SERP is a lifetime annuity, subject to certain exceptions, including after a change of control of the Company, in which case the benefit will be paid in a lump sum. Also, benefits under the 2011 SERP will be paid in a lump sum payment to any participant in the 2011 SERP who also participates in the Conectiv SERP (which itself pays benefits in the form of a lump sum) or to any participant in the 2011 SERP who does not participate in any other supplemental executive retirement plan, but only if the value of the benefit payable under the 2011 SERP is considered to be “de minimis” under the Code. Benefit payment will commence immediately following the participant’s separation from service.

Executive Retirement Plan

The Executive Retirement Plan is a non-qualified supplemental retirement plan that combines two different retirement structures: the Supplemental Benefit Structure and the Executive Performance Supplemental Retirement Benefit Structure The Executive Retirement Plan was closed to new participants effective August 1, 2011, and has been replaced by the 2011 SERP. The Executive Retirement Plan serves the same purpose as the 2011 SERP, as discussed above. Messrs. Kamerick, Emge and Huffman are participants in the Executive Retirement Plan.

Supplemental Benefit Structure

An executive’s benefit under the Supplemental Benefit Structure is an amount equal to the additional retirement benefit the executive would have received under the Pepco Holdings Retirement Plan, if the qualified plan limitations (as discussed in the description of the 2011 SERP above) were not taken into account in calculating the executive’s benefit. Benefits under the Supplemental Benefit Structure are payable in the form of a monthly annuity following the termination of a participant’s employment.

Executive Performance Supplemental Retirement Benefit Structure

An executive’s benefit under the Executive Performance Supplemental Benefit Structure is the additional retirement benefit the executive would have received under the Pepco Holdings Retirement Plan if in calculating the executive’s benefit the average of the highest three annual incentive awards in the last five consecutive years had been added to the executive’s average salary over the final three years of his employment. The Executive Performance Supplemental Retirement Benefit Structure has had the effect of making retirement benefits for participants in the Pepco General Retirement Subplan and the PHI Subplan more comparable to the retirement benefits received by participants in the Conectiv Cash Balance Subplan, which takes into account bonuses in calculating retirement benefits. Benefits under the Executive Performance Supplemental Retirement Structure are payable only to executives who remain employed through age 59, unless the termination of the executive’s employment follows a change of control of the Company. Benefits are paid in the form of a monthly annuity, except that if the employment of a participant terminates following a change in control, the payments due will be paid in a lump sum amount equal to the present value of the annuity payments to which the participant otherwise would be entitled. If Mr. Emge had retired on December 31, 2011, he would have been entitled to receive a benefit under this structure.

Conectiv Supplemental Executive Retirement Plan

The Conectiv Supplemental Executive Retirement Plan (the Conectiv SERP) is a non- qualified supplemental retirement plan that provides a supplemental retirement benefit equal to the additional retirement benefit a participating executive would have received under the Conectiv Cash Balance Subplan of the Pepco Holdings Retirement Plan, if the qualified plan limitations were not taken into account in the benefit calculation. As participants in the Conectiv Cash Balance Subplan, Messrs. Rigby and Velazquez participate in the Conectiv SERP. In the case of Mr. Rigby, the Conectiv SERP benefit is based on his grandfathered benefit under the Atlantic City Electric Retirement Plan calculated without taking the qualified plan limitations into account. The benefit under the Conectiv SERP is payable in a lump sum following the termination of a participant’s employment. If Messrs. Rigby and Velazquez had retired on December 31, 2011, the net present value of each of their retirement benefits as of that date under the Conectiv SERP would have been $3,246,506 and $157,877, respectively.

Nonqualified Deferred Compensation

The following table provides certain information regarding the nonqualified deferred compensation benefits of each of the named executive officers at December 31, 2011.

Nonqualified Deferred Compensation

at December 31, 2011

Name	Executive Contributions in Last Fiscal Year(1)	Registrant Contributions in Last Fiscal Year(2)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End(3)

Joseph M. Rigby
Conectiv Deferred Compensation Plan	$—	$—	$65,776	$1,350,000	$494,248
PHI Revised and Restated Executive and Director Deferred Compensation Plan	$33,733	$25,117	$21,519	$—	$635,291

Anthony J. Kamerick
PHI Revised and Restated Executive and Director Deferred Compensation Plan	$57,628	$5,891	$19,221	$—	$639,838

David M. Velazquez
PHI Revised and Restated Executive and Director Deferred Compensation Plan	$8,840	$6,538	$695	$—	$28,375

Kirk J. Emge
PHI Revised and Restated Executive and Director Deferred Compensation Plan	$48,755	$7,258	$(7,719)	$—	$360,105

John U. Huffman
PHI Revised and Restated Executive and Director Deferred Compensation Plan	$2,921	$2,145	$520	$—	$23,282

(1)	All amounts shown are included in the “Salary” column of the Summary Compensation Table for the year 2011.

(2)	All amounts shown are included in the “All Other Compensation” column of the Summary Compensation Table for the year 2011.

(3)	Includes the following amounts reported as compensation in the Summary Compensation Table in years prior to 2011:

(a)	PHI Deferred Compensation Plan: Mr. Rigby — $454,526; Mr. Kamerick — $153,332; Mr. Emge — $79,816; Mr. Huffman — $3,120, Mr. Velazquez — $0.

(b)	Conectiv Deferred Compensation Plan: Mr. Rigby — $21,468.

Deferred Compensation Plans

The Company maintains the following deferred compensation plans in which one or more of the named executive officers participate.

PHI Revised and Restated Executive and Director Deferred Compensation Plan

Under the PHI Deferred Compensation Plan, participating executives (including each of the named executive officers) and directors (including each of the Company’s non-employee directors) are permitted to defer the receipt of all or any portion of their compensation, including, in the case of executives, incentive compensation. In addition, to the extent an executive is precluded from making contributions to the Retirement Savings Plan, a tax-qualified 401(k) plan, due to limitations imposed by the Code, the executive is eligible to defer under the PHI Deferred Compensation Plan an amount equal to the contribution the executive is prevented from contributing to the Retirement Savings Plan and receive an additional credit under the PHI Deferred Compensation Plan equal to the matching contribution, if any, that the Company would have made to the executive’s account under the Retirement Savings Plan. Under the terms of the Retirement Savings Plan, employees can contribute to the Retirement Savings Plan up to 6% of their annual salary, with the Company matching 100% of the employee’s contribution up to 3% of salary and 50% of any contributions in excess of 3% of salary up to 6% of salary.

Under the PHI Deferred Compensation Plan, the Company credits to each participant’s account on a monthly basis an amount corresponding to, as elected by the participant, any or a combination of: (i) the interest at the prime rate that would have been paid on an amount equal to the participant’s account balance, (ii) an amount equal to the return that the participant would have earned had his or her account balance been invested in any one or a combination of the investment funds selected by the Compensation Committee, or (iii) an amount equal to the return the participant would have earned had the account balance been invested in shares of common stock (the phantom shares account).

Payment of benefits under the PHI Deferred Compensation Plan begins when selected by the participant among various options, but subject to any limitation necessary to comply with the requirements of Section 409A of the Code.

Eligibility of executives to participate in the PHI Deferred Compensation Plan is determined by the Company’s Chief Executive Officer (and, in the case of the Chief Executive Officer, by the Board).

In December 2011, the Board approved an amendment to the PHI Deferred Compensation Plan to clarify the deferral and payment elections under the PHI Deferred Compensation Plan’s 401(k) wraparound provisions (provisions that permit deferral of salary in excess of the Code’s contribution limits on 401(k) plans), require Compensation Committee approval prior to any modification to a director deferral election that is credited in phantom shares of common stock, and make other changes to simplify and clarify the provisions of this plan.

Conectiv Deferred Compensation Plan

Prior to the merger of Pepco and Conectiv, Conectiv maintained the Conectiv Deferred Compensation Plan under which participating executives were permitted to defer the receipt of all or any portion of their compensation, including incentive compensation, and to receive employer matching credits on deferrals corresponding to contributions the executive was precluded from making to the Conectiv tax-qualified 401(k) plan due to limitations imposed by the Code. On August 1, 2002, employee deferrals and matching employer credits under the Conectiv Deferred Compensation Plan were discontinued.

Prior to August 1, 2002, participant deferrals and employer matching contributions were credited to a deferred compensation account and were deemed invested, as elected by the executive, in any of the investment options available to participants under the Conectiv tax-qualified 401(k) plan as of August 1, 2002. Employer matching contributions were credited to an employer matching account in the form of Conectiv common stock equivalents, which at the time of the merger were converted into Company common stock equivalents on which additional credits were made when cash dividends were paid on the common stock based on the number of shares that could be purchased with the cash dividend. Of the named executive officers, only Mr. Rigby maintains an account balance under the Conectiv Deferred Compensation Plan.

Distributions under the Conectiv Deferred Compensation Plan commence at a time selected by the executive at the time of deferral from among various options.

Termination of Employment and Change in Control Benefits

The following is a description of the Company’s plans and arrangements that provide for payments to the named executive officers, following or in connection with the termination of the executive’s employment, a change in control of the Company or a change in the executive’s responsibilities.

Employment Agreement

As of January 1, 2012, Mr. Rigby’s employment agreement provides him with specified benefits if his employment is terminated under various circumstances, as described below. These benefits replace in their entirety the termination benefits that Mr. Rigby was eligible to receive under his prior employment agreement.

Termination by the Company Other than for Cause

If at any time during the term of his employment agreement, the Company terminates Mr. Rigby’s employment, other than for cause, Mr. Rigby will be entitled to:

•	Payment of unpaid salary and accrued vacation pay through the date of termination, as well as any earned and unpaid bonus for the year prior to the year in which the termination occurs;

•	Subject to execution and delivery of an irrevocable release of claims:

•

if the termination date is prior to January 1, 2013, a lump sum severance payment equal to three times the sum of (i) his annual base salary in effect on the date of the termination of employment and (ii) the higher of (A) his target annual bonus under the EICP for the year in which the termination of employment occurs or (B) the highest annual bonus received under the EICP during the three calendar years preceding the calendar year in which the termination of employment occurs (the sum of (i) and (ii) above is referred to as the Calculation Amount);

•

if the termination date is on or after January 1, 2013 but on or prior to December 31, 2014, a lump sum cash payment equal to the product of (i) three times Calculation Amount and (ii) a fraction (A) the numerator of which is 730 minus the number of days that have elapsed from and including January 1, 2013, through the day immediately prior the termination date and (B) the denominator of which is 730; and

•	a lump sum payment in cash equal to a pro-rated portion of Mr. Rigby’s target annual bonus under the EICP for the year in which the termination occurs;

•	Vesting in full of the unvested portion of the time-based retention award provided under his employment agreement;

•	Vesting in full of the outstanding performance-based retention awards under his employment agreement to the extent that the performance goals are achieved;

•

With respect to the unvested portion of all other time-based restricted stock or RSU awards under the LTIP (or any successor plan), (i) for awards that would have vested had Mr. Rigby remained employed by the Company for the remainder of the three-year term of his employment agreement, the vesting of each such award in full on the date his employment terminates, or (ii) for awards that would have vested in full after the last day of the three-year term of his employment agreement, the vesting of each such award on a pro-rated basis for the length of his service up to the date of termination, except if such termination occurs within one year following a change of control (as defined in the employment agreement), the award will vest in full; and

•

With respect to the unvested portion of all performance-based restricted stock or RSU awards under the LTIP (or any successor plan), (i) if the performance period ends within the three-year term of his employment agreement, the vesting of each such award in full, if and to the extent the performance goals are achieved, or (ii) if the performance period ends after the last day of the three-year term of his employment agreement, the vesting of each such award (to the extent earned based on performance through the end of the performance period) on a pro-rated basis for the length of his service up to the date of termination; except that, in either case, if a termination occurs within one year following a change of control, each outstanding performance award shall vest on the date Mr. Rigby’s employment terminates and the amount of the award shall be determined on the assumptions that (i) Mr. Rigby had remained employed through the end of the performance period and (ii) the target level of performance had been achieved.

For purposes of these provisions, “cause” is defined as:

•	intentional fraud or material misappropriation with respect to the business or assets of the Company;

•	the persistent refusal or willful failure to perform substantially duties and responsibilities to the Company after notice of, and an opportunity to remedy, such failure have been given; or

•	conduct that constitutes disloyalty to the Company or that materially damages the property, business or reputation of the Company.

Voluntary Resignation for Good Reason

If, at any time during the term of his employment agreement, Mr. Rigby terminates his employment for “good reason”, he will receive under his employment agreement the same benefits that he would have received had the Company terminated his employment without cause as described above. A termination for “good reason” will occur if:

•

his base salary is reduced (other than a reduction consistent and proportional with the overall reduction, due to extraordinary business conditions, in the compensation of all other senior executives of the Company);

•	he is not considered in good faith for incentive awards under the Company’s plans in which senior executives are eligible to participate,

•	the Company fails to provide him with retirement, fringe and supplemental benefits in a manner similar to other senior executives;

•	the Company relocates Mr. Rigby’s place of employment to a location further than 50 miles from Washington, D.C. (other than the Washington, D.C. or Wilmington, Delaware metropolitan areas), or

•	he is removed from the position of Chief Executive Officer (other than due to his disability).

Resignation or Termination of Employment Due to Disability, Death or for Cause

Upon Mr. Rigby’s resignation (other than for good reason) or upon his death or disability (which shall be deemed to have occurred if he becomes entitled to long-term disability benefits under the Company’s disability plan or policy), or in the event of termination of his employment for cause prior to termination of his employment agreement, Mr. Rigby will not be entitled to further compensation under his employment agreement, except for salary, vacation pay and annual bonus earned but not paid prior to such termination and awards or benefits to which he may be entitled under the Company’s benefit plans. The retention awards provided under Mr. Rigby’s employment agreement will be forfeited if Mr. Rigby’s employment with the Company ends prior to the completion of the applicable vesting period or performance period, other than in the case of the termination of his employment due to death or disability, or his retirement with the consent of the Board. In each such case, the unvested portion of the time-based retention award will vest in full upon termination of employment, and the then-outstanding performance-based retention award will vest at the end of the performance period to the extent that the performance goals are achieved. In the event of a termination of Mr. Rigby’s employment for cause, the unvested portion of the time-based retention award and the entire then-outstanding performance-based retention award will be forfeited.

Health Insurance and Related Benefits

For a period equal to the greater of (i) one year following the termination of Mr. Rigby’s employment and (ii) the remainder of the three-year term of his employment agreement, the Company will reimburse Mr. Rigby for the cost of purchasing a health insurance policy comparable to the Company-sponsored healthcare plan in which he was enrolled immediately prior to the termination of his employment to the extent the Company is not otherwise providing or paying for such coverage, including under his employment agreement.

If, during the three-year term of his employment agreement, Mr. Rigby’s employment is terminated by the Company other than for cause or Mr. Rigby terminates his employment for “good reason,” each following a change of control (as defined in his employment agreement), for 24 months after such termination, the Company will, in its discretion, either:

•	provide Mr. Rigby with healthcare, life insurance and disability benefits no less favorable than those benefits as in effect immediately prior to such termination; or

•	reimburse Mr. Rigby for the cost of obtaining such benefits.

However, Mr. Rigby will not be entitled to any of the foregoing healthcare insurance and related benefits if applicable law precludes the Company from providing such benefits to him because the Company is not providing comparable benefits to other employees or former employees.

Change-in-Control Severance Plan

Under the Company’s Change-in-Control Severance Plan, if, within one year following a change in control, a participating executive’s employment is terminated by the Company without “cause” or the executive terminates his or her employment for “good reason,” the executive will be entitled to the following termination benefits:

•

a severance payment equal to the sum of executive’s salary and target annual bonus for the year in which the termination occurs, multiplied by a benefit factor of 1.5, 2 or 3, depending upon the executive’s position;

•	a prorated portion (based on the number of days the executive was employed during the year) of the executive’s target annual bonus for the year;

•

a lump sum supplemental retirement benefit paid in cash equal to the difference between (i) the present value of the executive’s vested retirement benefit accrued at the time of termination under the Pepco Holdings Retirement Plan and any excess or supplemental retirement plan in which the executive is a participant and (ii) the benefit the executive would be entitled to receive under such plans assuming that the executive was the number of years older and had been credited with the number of years of service equal to the executive’s benefit factor;

•

for a period of time equal to the executive’s benefit factor, medical, dental, group life and disability benefits that generally are at least at a level substantially similar to the level in effect prior to the change in control; and

•

a gross-up payment in an amount equal to the amount of all excise taxes imposed upon compensation payable upon termination of employment and the additional taxes that result from such payment, such that the aggregate net payments received by the executive would be the same as they would have been had such excise tax not been imposed.

The receipt of the benefits under the Change-in-Control Severance Plan is contingent upon the execution by the employee of (i) a general release and a non-disparagement agreement and (ii) a covenant agreeing not to compete against the Company or solicit its employees, each in form and substance satisfactory to the Company. Of the named executive officers, Messrs. Kamerick and Velazquez (each with a benefit factor of 3) and Emge and Huffman (each with a benefit factor of 2) are participants in the Change-in-Control Severance Plan. Mr. Rigby does not participate in the Change-in-Control Severance Plan.

LTIP

In the event a participant ceases employment during a restriction period, the restricted stock award or RSU will be forfeited if the participant’s employment is terminated for any reason other than because of retirement (as determined by the Compensation Committee), “disability” (as defined under the LTIP) or death. If the participant’s employment has been terminated due to disability or death, the removal of restrictions under an award of restricted stock and payment on an RSU will be prorated taking into account service during the period and, with respect to performance-based awards, other factors including, but not limited to, the performance of the participant during the portion of the performance period before employment ceased. In the event of the participant’s retirement, the award will be completely forfeited, except that the Compensation Committee may, in the award agreement or otherwise, provide for the lapse of the restriction period in whole or in part in its sole discretion. In the case of the disability or death of a participant, the Compensation Committee may modify the foregoing effects if it determines in its sole discretion that special circumstances warrant such modification.

A participant whose employment is terminated, resigns as a director or terminates his or her employment for “good reason” (as defined in the LTIP) within 12 months following a change in control is entitled to accelerated payout or accelerated option period or exercise period as provided in the LTIP with respect to any existing award. All restricted stock awards will be subject to accelerated removal of restrictions prorated for the number of months of the restriction period that have elapsed and, with respect to performance-based restricted stock, assuming that target performance levels have been achieved. A participant will be entitled to an accelerated payout of performance units, prorated based on the number of months of the performance period that have elapsed, and assuming that target performance levels were achieved. Note that payment of certain awards may be delayed to comply with Section 409A of the Code.

In the case of Mr. Rigby, the application of the provisions of the LTIP governing the disposition of awards in connection with a termination of his employment (other than in the case of retirement, death or disability) is superseded by the provisions of the New Agreement, which are more fully described above under the heading “Termination of Employment and Change in Control Benefits — Employment Agreement — New Agreement.”

EICP

Under the EICP, if a participant retires, dies or becomes disabled prior to the end of a plan year, the participant is entitled to a pro-rated portion of the award to which the participant otherwise would be entitled based on the portion of the year that the participant was employed. If the employment of the participant terminated for any other reason during the plan year, the participant is entitled to an award only to the extent provided for in his employment agreement or under the Change-in-Control Severance Plan.

Retirement Plan Benefits

Messrs. Kamerick and Emge are participants in the Pepco General Retirement Subplan of the Pepco Holdings Retirement Plan and Messrs. Rigby and Velazquez are participants in the Conectiv Cash Balance Subplan of the Pepco Holdings Retirement Plan. Mr. Huffman is a participant in the PHI Subplan of the Pepco Holdings Retirement Plan. For a description of the benefits provided under these defined benefit retirement plans and under the corresponding supplemental retirement plans following termination of employment, see “Retirement Plans.”

Deferred Compensation Plans

Messrs. Rigby, Kamerick, Velazquez, Emge and Huffman each is a participant in the PHI Deferred Compensation Plan. Mr. Rigby also is a participant in the Conectiv Deferred Compensation Plan. For a discussion of the payments to which they are entitled to under these plans following a termination of employment, see “Deferred Compensation Plans.”

Quantification of Termination of Employment Benefits

The following discussion quantifies the benefits that each of Messrs. Rigby, Kamerick, Velazquez, Emge and Huffman would have been entitled to receive under the Company’s compensation plans and, in the case of Mr. Rigby, under the terms of his new employment agreement, if his employment had terminated on December 30, 2011 (the last business day of the Company’s last completed fiscal year), under specified circumstances. The following discussion regarding Mr. Rigby assumes that his new employment agreement was in effect, and the time-based retention award and the 2012 performance-based retention award thereunder were granted, each as of December 30, 2011. The following discussion does not include benefits that would be received by the named executive officers under the Company’s defined benefit retirement plans and corresponding supplemental retirement plans and arrangements and under the Company’s deferred compensation plans, the benefits under which are described above in “Retirement Plans” and “Deferred Compensation Plans.”

Following a Change in Control, the Termination of an Executive’s Employment by the Company Other Than for Cause or the Executive’s Voluntary Resignation for Good Reason

If, as of December 30, 2011, the employment of the executive following a change in control had been terminated by the Company other than for cause, or (i) in the case of Mr. Rigby, he had voluntarily terminated his employment for “good reason” (as defined in Mr. Rigby’s employment agreement), and (ii) in the case of Messrs. Kamerick, Velazquez, Emge and Huffman, each had voluntarily terminated his employment for “good reason” (as defined in the Change-in-Control Severance Plan) within one year following the change in control in accordance with the terms of the Change-in-Control Severance Plan and the LTIP, the executive would have received the benefits described in the table below. The benefit in the column headed “Section 280G Gross-up Payment” is the payment the executive would have received had the executive incurred an excise tax under Section 4999 of the Code.

	Severance Payment	EICP Payment(1)	Lump Sum Supplemental Retirement Benefit Payment	Accelerated Vesting of Time— Based Restricted Stock and RSUs(2)	Accelerated Vesting of Performance- Based RSUs(3)	Welfare Plan Benefit Payment	Section 280G Gross- Up Payment	Healthcare and Related Benefits	Total

Joseph M. Rigby(4)	$6,023,654	$985,000	$—	$3,649,372	$5,471,845	$—	$—	$25,644	$16,155,515

Anthony J. Kamerick	$2,390,400	$298,800	$1,438,688	$327,629	$795,098	$54,765	$2,048,563	$—	$7,353,943

David M. Velazquez	$2,323,200	$290,400	$2,935,962	$348,190	$543,666	$51,174	$2,535,846	$—	$9,028,438

Kirk J. Emge	$1,251,200	$234,600	$655,487	$239,481	$570,086	$25,644	$990,712	$—	$3,967,210

John U. Huffman	$1,168,000	$219,000	$273,066	$227,295	$364,344	$35,202	$672,424	$—	$2,959,331

(1)

Represents the award that would be received (i) with respect to Mr. Rigby, assuming that he had received, in accordance with the provisions of his new employment agreement, an award opportunity in 2011 under the EICP to earn 100% of his initial base salary under that agreement assuming target-level performance occurred in 2011, and (ii) with respect to each other named executive officer, under each such executive’s EICP award opportunity assuming target-level performance occurred in 2011.

(2)

Represents the market value on December 30, 2011 (the last trading day of 2011) of unvested time-based restricted stock and time-based RSU awards granted under the LTIP that would vest and become non-forfeitable immediately upon the date of termination of employment in the case of Mr. Rigby, and, in the case of each other named executive officer, if the termination of the named executive officer’s employment occurred within one year following the change in control. The market value calculations were based on a price of $20.30 per share of common stock, the closing market price of the common stock on December 30, 2011. Includes the following number of additional shares that the named executive officer is entitled to receive upon vesting under the terms of his LTIP awards as a result of dividend equivalents on such awards: Mr. Rigby — 2,273 shares; Mr. Kamerick — 197 shares; Mr. Velazquez — 192 shares; Mr. Emge — 124 shares; and Mr. Huffman — 115 shares.

(3)

Represents the market value on December 30, 2011 of shares of common stock issuable under performance-based awards granted under the LTIP which (i) in the case of each named executive officer except Mr. Rigby, the named executive officer would be entitled to receive at the end of each respective performance period in accordance with the terms of the LTIP or the award agreement, as the case may be, and (ii) Mr. Rigby would be entitled to receive (A) with respect to his initial performance-based retention award granted under his employment agreement, at the end of the performance period to the extent that the Compensation Committee then determines that the award’s performance goals have been achieved, and (B) with respect to all other performance-based awards granted to Mr. Rigby under the LTIP, immediately upon the date of such termination if such termination occurs within one year following a change in control, and assuming that he had remained employed with the Company through the end of the performance period and the target level of performance had been achieved. Includes the following number of additional shares that the named executive officer is entitled to receive upon vesting under the terms of his LTIP awards as a result of dividend equivalents on such awards: Mr. Rigby — 25,388 shares; Mr. Kamerick — 4,956 shares; Mr. Velazquez — 3,732 shares; Mr. Emge — 3,684 shares; and Mr. Huffman — 2,563 shares.

(4)

Mr. Rigby’s severance payment amount includes accrued but unpaid vacation pay through the date of his termination in the amount of $113,654. This amount has been calculated based upon the maximum number of eligible vacation days in accordance with the Company’s vacation policy.

Termination of the Executive’s Employment by the Company Other than for Cause and Not Following a Change in Control

If, as of December 30, 2011, the employment of each named executive officer, other than Mr. Rigby, had been terminated by the Company other than for cause and not following a change in control, each such named executive officer would have been entitled to his retirement benefits and the payment of deferred compensation, and all unvested awards under the LTIP and the EICP would have been forfeited, except that such termination of employment would have been treated under the LTIP, with respect to Mr. Kamerick, as a normal retirement, and with respect to Mr. Emge, as an early retirement at the Company’s request. As a result, unless otherwise determined by the Compensation Committee, in the cases of Messrs. Kamerick and Emge (i) each of the unvested portions of their time-based restricted stock and RSU awards under the LTIP would have vested on a prorated basis for service on or before December 30, 2011, and (ii) each of the unvested portions of their performance-based awards under the LTIP would have vested on a prorated basis, taking into account factors including, but not limited to, service during the period prior to termination and the performance of the executive before his employment ceased. The value of these accelerated awards to Messrs. Kamerick and Emge as of December 30, 2011 would have been equal to the amounts shown in the appropriate columns of the table above.

Under the terms of Mr. Rigby’s employment agreement, if on December 30, 2011 the Company had terminated Mr. Rigby’s employment other than for cause or if Mr. Rigby had terminated his employment for “good reason”, in each case other than following a change in control, Mr. Rigby would have been entitled to receive his retirement benefits, the payment of his deferred compensation, and each of the benefits shown as payable to Mr. Rigby in the table above, except that the amount of Mr. Rigby’s healthcare and related benefits would have been reduced to $10,898.

Voluntary Resignation or Retirement by the Executive

If as of December 30, 2011, Mr. Kamerick had resigned his employment with the Company (other than for good reason following a change in control), he would have been eligible to receive his retirement benefits and the payment of deferred compensation. Mr. Kamerick would also have been entitled to receive the EICP and LTIP benefits shown in the table above.

If, as of December 30, 2011, Mr. Emge had resigned his employment with the Company (other than for good reason following a change in control), he would receive his retirement benefits and the payment of deferred compensation. Mr. Emge also would have been entitled to receive the EICP benefits shown in the table above. Absent any determination by the Compensation Committee to the contrary, the unvested portion of Mr. Emge’s awards under the LTIP would have been forfeited.

If either Messrs. Velazquez or Huffman had resigned from the Company (other than for good reason following a change in control) as of December 30, 2011, he would not have been entitled to any benefits, other than retirement benefits and the payment of deferred compensation.

Under his employment agreement, if Mr. Rigby had resigned his employment with the Company on December 30, 2011 (other than for good reason), he would have been entitled to receive accrued vacation pay through the date of termination (in the amount of $113,654) and any earned and unpaid annual bonus with respect to 2010. If the Board consented to Mr. Rigby’s retirement, (i) the unvested portion of the time-based retention award under his employment agreement would have vested in full (with a benefit value to Mr. Rigby of $1,499,987 as of December 30, 2011), and (ii) the unvested portion of the outstanding performance-based retention award under his employment agreement would vest in full at the end of the performance period if the Compensation Committee determines that the performance goals have been achieved (with a benefit value to Mr. Rigby of $749,984 as of December 30, 2011 assuming such performance was achieved at target). Mr. Rigby would also have been entitled to receive the EICP benefits shown in the table above. Absent any determination by the Compensation Committee to the contrary, the unvested portion of Mr. Rigby’s awards under the LTIP (other than with respect to the retention awards under his employment agreement) would have been forfeited. Mr. Rigby’s rights in respect of all other awards and benefits to which he may be entitled would be determined in accordance with the terms and conditions of the Company plans or arrangements under which such awards or benefits are provided.

Termination of Employment Due to Death or Disability

If, as of December 30, 2011, a named executive officer’s employment (other than Mr. Rigby’s) had terminated because of his death or disability, such executive (or his estate) would have been entitled to receive his retirement benefits and the payment of his deferred compensation. For all named executive officers (other than Mr. Rigby with respect to his retention awards under his employment agreement), under the terms of the LTIP, unless otherwise determined by the Compensation Committee (i) a pro-rata portion of each outstanding time-based restricted stock or RSU award issued to the named executive officer would have immediately vested based upon such executive’s service during the period (with a benefit value to Mr. Rigby of $1,321,255 as of December 30, 2011), and (ii) a pro-rata portion of the shares of common stock issuable under each performance-based award for any then-uncompleted performance periods would have vested, taking into account factors including, but not limited to, service during the period prior to termination and the performance of the executive before his employment ceased (with a benefit value to Mr. Rigby of $3,054,563 as of December 30, 2011 assuming such performance was achieved at target). In addition, under the terms of the EICP, each named executive officer would have been entitled to a pro-rata portion of his award based on the portion of the year for which he was employed (as shown in the table above). No named executive officer would have been entitled to any severance payment or supplemental retirement benefit payment.

Under his employment agreement, if Mr. Rigby’s employment terminated due to death or disability as of December 30, 2011, Mr. Rigby would not have been entitled to receive any additional compensation other than (i) accrued vacation pay through the date of termination (in the amount of $113,654), (ii) any earned and unpaid annual bonus for 2010, (iii) vesting in full of the unvested portion of the time-based retention award under his employment agreement (with a benefit value to Mr. Rigby of $1,499,987 as of December 30, 2011), and (iv) vesting in full of the unvested portion of each of the performance-based retention awards under his employment agreement if the performance goals associated therewith are determined to have been met at the end of the respective performance period (with a benefit value to Mr. Rigby of $749,984 as of December 30, 2011 assuming such performance was achieved at target). Mr. Rigby’s rights in respect of all other awards and benefits to which he may be entitled would be determined in accordance with the terms and conditions of the Company plans or arrangements under which such awards or benefits are provided.

Termination for Cause

If, as of December 30, 2011, the employment of a named executive officer (other than Mr. Rigby) had been terminated for cause, the named executive officer would not have been entitled to any benefits, other than his retirement benefits and the payment of his deferred compensation. Under his employment agreement, Mr. Rigby would not have been entitled to receive any additional compensation other than accrued vacation pay through the date of termination (in the amount of $113,654), and any earned and unpaid annual bonus for 2010. Mr. Rigby’s rights in respect of all other awards and benefits to which he may be entitled would be determined in accordance with the terms and conditions of the Company plans or arrangements under which such awards or benefits are provided.

For each named executive officer, all unvested awards under the LTIP and the EICP would have been forfeited in the event of a termination of employment for cause.

Compensation/Human Resources Committee Report

The Compensation Committee reviewed and discussed with the Company’s management the Compensation Discussion and Analysis (the CD&A) required by Item 402(b) of Regulation S-K. Based on such review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in the Company’s Annual Report on Form 10-K.

Jack B. Dunn, IV, Chairman
Patrick T. Harker
Frank O. Heintz
Barbara J. Krumsiek
Frank K. Ross

Compensation Committee Interlocks and Insider Participation

During the 2011 fiscal year, the Compensation Committee consisted of Messrs. Dunn, Harker, Heintz and Ross, and Ms. Krumsiek. No person who served as a member of the Compensation Committee during the fiscal year ended December 31, 2011, was a current or former officer or employee of the Company, or engaged in certain transactions with us required to be disclosed as “related party transactions” under regulations of the SEC. There were no compensation committee “interlocks” during the fiscal year ended December 31, 2011, which generally means that none of our executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a member of the Board or as a member of the Compensation Committee.

Director Compensation

During 2011, each of the Company’s non-management directors was paid an annual cash retainer of $85,000, plus a fee of $2,000 for each Board or committee meeting attended. The Chairman of the Audit Committee received an additional annual cash retainer of $7,500 and a non-management director who chaired any one of the other standing committees of the Board received an additional annual cash retainer of $5,000. The director who served as Lead Independent Director received an annual cash retainer of $15,000 for service in that capacity. Non-management directors were permitted during 2011 to elect to receive their retainer payments and meeting fees in cash or shares of common stock, or to defer the receipt of their cash retainer under the terms of the PHI Deferred Compensation Plan as discussed in more detail below. Although under the terms of the LTIP, each non-management director is entitled to an annual grant of an option to purchase 1,000 shares of common stock, since 2003, the Board has determined not to make these grants.

The compensation of the non-management members of the Board is reviewed periodically by the Corporate Governance/Nominating Committee, which makes recommendations for changes, if any, to the Board for its approval. In December 2011, the Corporate Governance/Nominating Committee recommended, and the Board approved, subject to stockholder approval of the 2012 LTIP, a change in the compensation mix for non-management directors which would increase the annual retainer and provide for the payment of a portion of the annual Board retainer in common stock or certain common stock equivalents, such as RSUs. This change in the compensation mix is intended to more closely align the interests of the Company’s non-management directors with those of stockholders. As approved by the Board, the annual Board retainer is to be comprised of $50,000 in cash and $65,000 in common stock, to be paid in the form of equity awards under the 2012 LTIP. This change in the director compensation mix was recommended by PM&P. As part of its review of director compensation, the Corporate Governance/Nominating Committee also recommended, and the Board approved, an increase in the annual committee chair and Lead Independent Director retainers to $10,000 and $25,000, respectively. These changes will be effective in May 2012. The $2,000 per meeting fee has not changed.

The following table sets forth the compensation paid by the Company to its non-management directors for the year ended December 31, 2011. During 2011, no director received any other compensation from the Company other than retainer and meeting fees as described in the table below.

2011 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash (1)
Jack B. Dunn, IV	$132,000
Terence C. Golden	125,000
Patrick T. Harker	129,000
Frank O. Heintz	153,308
Barbara J. Krumsiek	127,000
George F. MacCormack	128,000
Lawrence C. Nussdorf	132,692
Patricia A. Oelrich	127,000
Frank K. Ross	140,500
Pauline A. Schneider	111,000
Lester P. Silverman	128,000

(1)

Consists of Board and committee cash retainer and meeting fees, which, under the terms of the Pepco Holdings, Inc. Non-Management Directors Plan (the Directors Plan), a director may elect to (i) receive in the form of cash or shares common stock, or (ii) defer under the terms of the PHI Deferred Compensation Plan. The directors listed in the table below elected to receive all or a portion of their 2011 Board and committee retainer and meeting fees in the form of shares of common stock and/or as a credit to the director’s account under the PHI Deferred Compensation Plan. Credits to the director’s PHI Deferred Compensation Plan account may be made to a prime rate interest account, an investment fund account determined by the Compensation Committee, or to a phantom share account that mirrors an investment in shares of common stock. For information on the PHI Deferred Compensation Plan, see “Deferred Compensation Plans — PHI Revised and Restated Executive and Director Deferred Compensation Plan.”

		Dollar Amount of PHI Deferred Compensation Plan Credit
Name	Shares of Common Stock	PHI Phantom Share Account	Interest Rate/ Investment Fund Accounts
Jack B. Dunn, IV	—	$—	$132,000
Patrick T. Harker	2,251	—	—
Frank O. Heintz	3,084	—	—
George F. MacCormack	—	—	64,000
Patricia A. Oelrich	1,350	—	—
Frank K. Ross	2,448	—	—
Pauline A. Schneider	—	42,500	42,500

The following table sets forth, as of December 31, 2011 and March 1, 2012, the number of phantom shares (each corresponding to one share of common stock) held by non-management directors who participate in the PHI Deferred Compensation Plan. Phantom shares under the PHI Deferred Compensation Plan may be settled only in cash.

	Pepco Holdings Phantom Shares as of
Name	December 31, 2011	March 1, 2012
Terence C. Golden	—	502
Barbara J. Krumsiek	18,209	18,209
George F. MacCormack	5,827	5,827
Lawrence C. Nussdorf	4,200	4,200
Pauline A. Schneider	11,193	11,712
Lester P. Silverman	23,934	23,934

The Company provides non-management directors with travel accident insurance for Company-related travel and directors’ and officers’ liability insurance coverage, and reimburses them for travel, hotel and other out-of-pocket expenses incurred in connection with the performance of their duties as directors.

The Company also provides non-management directors with free parking in the Company’s headquarters building, which is also available for use by them other than in connection with the performance of their duties as directors. In addition, during 2011, Company-leased entertainment venues and Company-purchased tickets to sporting and cultural events were made available to non-management directors for personal use when not being used by the Company for business purposes. There was no incremental cost to the Company for providing these benefits to non-management directors.

During 2011, each non-management director was required to own at least 7,500 shares of common stock or common stock equivalents, including phantom shares credited to the account of such director under the PHI Deferred Compensation Plan. Newly elected or appointed non-management directors were required to reach this ownership level within three years after the date of their election or appointment. As of December 31, 2011, each non-management director who had been a director for three years met this requirement.

In December 2011, the Corporate Governance/Nominating Committee recommended, and the Board approved, an increase in these director share ownership requirements in order to more closely align the interests of non-management directors with those of stockholders. Effective May 18, 2012, non-

management directors will be required to own an minimum amount of common stock or common stock equivalents (including, without limitation, phantom shares under the PHI Deferred Compensation Plan and restricted stock units or other equity awards made under the 2012 LTIP) with a market value equal to four times the annual board cash retainer. Current non-management directors will have up to five years from the effective date of these requirements to reach the increased share ownership level. Newly elected directors will have five years from their election to meet this requirement.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS AMENDMENT WITH THE REDUCED FILING FORMAT.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pepco Holdings, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 1, 2012 regarding the beneficial ownership of common stock by:

•	each director;

•	each director nominee;

•	each executive officer named in the 2011 Summary Compensation Table; and

•	all of the Company’s directors and executive officers as a group.

As of March 1, 2012, 227,822,565 shares of common stock were issued and outstanding. The number of shares beneficially owned by each stockholder is determined under rules and regulations promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or other convertible securities or rights held by that person that are currently exercisable or exercisable within 60 days after March 1, 2012 are deemed to be presently outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Unless otherwise noted below:

•	the address for each beneficial owner in the tables below is c/o Pepco Holdings, Inc., 701 Ninth Street, N.W., Washington, D.C. 20068; and

•

subject to applicable community property laws, to the Company’s knowledge, each person named in the tables below has sole voting and dispositive power over the shares shown as beneficially owned by that person.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned
Jack B. Dunn, IV	10,495	*
Kirk J. Emge (2)	64,895	*
Terence C. Golden (3) (4)	45,132	*
Patrick T. Harker	9,789	*
Frank O. Heintz (5)	17,282	*
John U. Huffman	35,732	*
Anthony J. Kamerick	69,422	*
Barbara J. Krumsiek	9,038	*
George F. MacCormack	11,282	*
Lawrence C. Nussdorf (4)	11,000	*
Patricia A. Oelrich	4,266	*
Joseph M. Rigby	171,389	0.1%
Frank K. Ross	17,539	*
Pauline A. Schneider	8,474	*
Lester P. Silverman (6)	7,000	*
David M. Velazquez	46,655	*
All directors and executive officers as a group (21 persons) (7)	651,607	*

*	Less than 1% (with respect to a named executive officer, less than 0.1%).

(1)

Includes shares held under the Pepco Holdings, Inc. Shareholder Dividend Reinvestment Plan and the Retirement Savings Plan. Also includes time-based awards of restricted stock under the LTIP, as to which the person has voting power but not dispositive power. Does not include (i) shares of common stock underlying unvested RSUs granted under the LTIP or (ii) phantom shares credited to the account of a beneficial owner under the PHI Deferred Compensation Plan, as these interests do not confer either voting power or dispositive power.

(2)	Includes 1,173 shares owned by Mr. Emge’s spouse. Mr. Emge disclaims beneficial ownership of these shares.

(3)	Includes 11,600 shares owned by Mr. Golden’s spouse. Mr. Golden disclaims beneficial ownership of these shares.

(4)	Includes an option to purchase 1,000 shares of common stock at an exercise price of $22.685 per share, which option is currently exercisable.

(5)	Shares are owned through the Frank O. Heintz Trust of which Mr. Heintz is Trustee.

(6)	Includes 1,000 shares owned by Mr. Silverman’s spouse. Mr. Silverman disclaims beneficial ownership of these shares.

(7)	See responses to all footnotes above.

The following table sets forth the number and percentage of shares of common stock reported as beneficially owned by all persons known by the Company to own beneficially more than 5% of the common stock.

Name and Address of Beneficial Owner	Shares of Common Stock Owned	Percent of Common Stock Outstanding
BlackRock, Inc. 40 East 52nd Street New York, NY 10022(1)	11,467,336	5.1%

State Street Corporation One Lincoln Street Boston, MA 02111(2)	12,314,895	5.4%

The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355(3)	13,329,288	5.9%

(1)	This disclosure is based solely on information contained in a Schedule 13G, as filed with the SEC on February 9, 2012, by BlackRock, Inc.

(2)

This disclosure is based solely on information contained in a Schedule 13G, as filed with the SEC on February 9, 2012, by State Street Corporation, in which it reported that it has shared voting and dispositive power over 12,314,895 shares of common stock.

(3)

This disclosure is based solely on information contained in a Schedule 13G/A, as filed with the SEC on February 9, 2012, by The Vanguard Group, Inc., in which it reported that it has (i) sole dispositive power over 13,016,070 shares of common stock; (ii) sole voting power over 313,218 shares of common stock; and (iii) shared dispositive power over 313,218 shares of common stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, with respect to securities that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted- Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options) (c)

Equity compensation plans approved by stockholders	—	(1)	—	(1)	5,232,477	(2)

Equity compensation plans not approved by stockholders(3)	—		—		462,429

Total	—		—		5,694,906

(1)

In connection with the acquisition by Pepco of Conectiv in August 2002, outstanding options to purchase Pepco common stock granted under the Potomac Electric Power Company Long-Term Incentive Plan (the Pepco LTIP) were converted into options to purchase shares of our common stock; and (ii) options granted under the Conectiv Incentive Compensation Plan (the Conectiv ICP) were converted into options to purchase shares of common stock under the Conectiv ICP. As of December 31, 2011, options to purchase an aggregate of 30,925 shares of common stock, having a weighted average exercise price of $20.75, were outstanding under the Pepco LTIP and the Conectiv ICP.

(2)

The number of shares shown in column (c) represents the number of shares available for issuance as of December 31, 2011 pursuant to stock-based awards that could be granted in the future under the LTIP. No additional stock-based awards may be granted under the Pepco LTIP or the Conectiv ICP.

(3)

Consists of shares of common stock available for future issuance under the Directors Plan. Under the Directors Plan, each non-employee director is entitled to elect to receive his or her annual cash retainer, cash retainer for service as a committee chairman, if any, and cash meeting fees in: (i) cash, (ii) shares of common stock, (iii) a credit to an account for the non-employee director under the terms of the PHI Deferred Compensation Plan, or (iv) any combination thereof. The Directors Plan expires on December 31, 2014 unless terminated earlier by the Board.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS AMENDMENT WITH THE REDUCED FILING FORMAT.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pepco Holdings, Inc.

Director Independence

The listing standards of the NYSE require that a majority of our directors be “independent” as defined by the NYSE. Applying these standards, the Board has determined that 11 of our current 12 directors, consisting of Messrs. Dunn, Golden, Harker, Heintz, MacCormack, Nussdorf, Ross and Silverman, and Mmes. Krumsiek, Oelrich and Schneider, qualify as independent.

For a director to be considered independent under the NYSE listing standards, (i) a director cannot have any of the disqualifying relationships enumerated by the NYSE listing standards, and (ii) the Board must also determine that the director does not otherwise have any direct or indirect material relationship with the Company. In accordance with the NYSE listing standards, the Board has adopted, as part of our Corporate Governance Guidelines, categorical standards to assist it in determining whether a relationship between a director and the Company is a direct or indirect material relationship such that it would impair the director’s independence. Our Corporate Governance Guidelines can be found on our Web site (http://www.pepcoholdings.com) under the link “Corporate Governance.” Under these standards, which are based on the disqualifying relationships enumerated by the NYSE listing standards, a director is not “independent” if any of the conditions specified are met:

a.	The director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been within the last three years, an executive officer of the Company. The executive officers of the Company consist of the president, principal financial officer, controller, any vice president in charge of a principal business unit, division or function, any other officer who performs a policy-making function, or any other person who performs similar policy-making functions for the Company. Officers of the Company’s subsidiaries are deemed to be officers of the Company if they perform such policy-making functions for the Company.

b.	The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

c.	(i) The director is a current partner or employee of a firm that is the Company’s internal or external auditor; (ii) the director has an immediate family member who is a current partner of such a firm; (iii) the director has an immediate family member who is a current employee of such a firm and personally works on the Company’s audit; or (iv) the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on the Company’s audit within that time.

d.	The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on that company’s compensation committee.

e.

The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues. Contributions to tax exempt organizations shall not be considered “payments” for purposes of this categorical standard, provided however that the Company shall disclose in its annual proxy statement any such contributions made by the Company to any tax exempt organization in which any independent director serves as an executive officer if, within the preceding three years, contributions in any single fiscal year from the Company to the tax exempt organization exceed the greater of $1 million, or 2% of such tax exempt organization’s consolidated gross revenues.

f.	For purposes of considering the existence or materiality of a director’s relationship with the Company or the relationship with the Company of an organization with which the director is associated, payments for electricity, gas or other products or services made in the normal course of business at prices generally applicable to similarly situated customers shall not be included.

g.	With respect to directors who are members of the Audit Committee, the following additional provisions are applicable:

(i)	A director who is a member of the Audit Committee may not accept directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any subsidiary of the Company, provided that, unless the rules of the NYSE provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service (provided that such compensation is not contingent in any way on continued service). The term “indirect acceptance” by a member of the Audit Committee of any consulting, advisory, or other compensatory fee includes acceptance of such fee by a spouse, a minor child or stepchild or a child or stepchild sharing a home with the member or by an entity in which such member is a partner, member, an officer such as a managing director occupying a comparable position or executive officer, or occupies a similar position (except limited partners, non-managing members and those occupying similar positions who, in each case, have no active role in providing services to the entity) and which provides accounting, consulting, legal, investment banking or financial advisory services to the Company or any subsidiary of the Company.

(ii)	A director who is an “affiliated person” of the Company or its subsidiaries (other than in his or her capacity as a member of the Board or a Board Committee) as defined by the SEC shall not be considered independent for purposes of Audit Committee membership. A director who beneficially owns more than 3% of the Company’s common stock will be considered to be an “affiliated person.”

In making independence determinations, the Board considered the following relationships in accordance with its procedures for evaluating related person transactions described below under the heading “Board Review of Transactions with Related Parties.”

Orrick rendered legal services to certain Company subsidiaries in 2011, 2010 and 2009, and continues to render services to certain Company subsidiaries in 2012 with respect to certain contract matters. Ms. Schneider, a partner in Orrick, has informed the Board that (i) she has not worked and will not work on any of these matters, (ii) she did not direct Orrick’s work on any of these matters, and (iii) Orrick’s representation has had no effect on the compensation she receives from Orrick. In determining that Ms. Schneider is an independent director, the Board examined the specific transactions that the Company’s subsidiaries have had with Orrick during 2011, 2010 and 2009, as well as the nature and substance of their ongoing relationships with Orrick, and concluded (without necessarily concluding that Ms. Schneider’s relationship as a partner in Orrick constituted a relationship covered by the Corporate Governance Guidelines) that (1) the relationships between Orrick and the Company’s subsidiaries were solely business relationships that did not convey to Ms. Schneider any special benefits, and (2) the fact that the amounts paid by the Company and its subsidiaries to Orrick in 2011, 2010 and 2009 were $95,650, $131,301, and $388,918, respectively, all of which were below the numerical threshold set forth in the Corporate Governance Guidelines with respect to payments for property and services between the Company or its subsidiaries and an entity with which the director has a specified relationship. For these reasons, the Board has determined that these business relationships do not disqualify Ms. Schneider as an independent director.

Mr. Dunn is President and Chief Executive Officer of FTI. In February 2008, Pepco Energy Services, Inc., a wholly-owned Company subsidiary (Pepco Energy Services), entered into a contract to supply electricity to FTI for the period March 2008 through March 2009. There has been no business or other relationship between FTI and the Company or any of its subsidiaries, including Pepco Energy Services, since that time. The Board determined that (1) the relationship between Pepco Energy Services and FTI was solely a business relationship which did not convey to Mr. Dunn any special benefits; (2) the amounts paid to Pepco Energy Services under the contract was below the numerical threshold set forth in the Corporate Governance Guidelines with respect to payments for property and services between the Company or its subsidiaries and an entity with which the director has a specified relationship; and (3) the amounts paid to Pepco Energy Services under the contract constituted payment for electricity made in the normal course of business at prices generally applicable to similarly situated customers. For these reasons, the Board determined that this business relationship does not disqualify Mr. Dunn as an independent director.

Dr. Harker is President of the University of Delaware (UDel). In each of UDel’s fiscal years ending June 2011, 2010 and 2009, Pepco Energy Services supplied natural gas to UDel under a gas master agreement. In each of UDel’s fiscal years ending 2011, 2010 and 2009, Delmarva Power & Light Company, a wholly-owned utility subsidiary of DPL, delivered, and in some cases also supplied, electricity and natural gas to various UDel accounts on terms specified in tariffs approved by the Delaware Public Service Commission. After examining the relationships between Pepco Energy Services and UDel and between DPL and UDel, the Board determined that (1) the relationships between Pepco Energy Services and UDel and between DPL and UDel were solely business relationships which did not convey to Dr. Harker any special benefits; (2) the total amounts UDel paid to Pepco Energy Services and DPL are below the numerical threshold set forth in the Corporate Governance Guidelines with respect to payments for property and services between the Company or its subsidiaries and an entity with which the director has a specified relationship; and (3) the amounts UDel paid to Pepco Energy Services and DPL, respectively, constitute payment for electric and gas made in the normal course of business at prices generally applicable to similarly situated customers. For these reasons, the Board determined that the business relationships between Pepco Energy Services and UDel and between DPL and UDel do not disqualify Dr. Harker as an independent director.

Mr. Nussdorf is President and Chief Operating Officer of Clark Enterprises, Inc. (Clark Enterprises). Clark Enterprises and its affiliates have purchased natural gas from Pepco Energy Services in 2011. The Board determined that (1) the relationship between Pepco Energy Services and Clark Enterprises or its affiliates was solely a business relationship which did not convey to Mr. Nussdorf any special benefits; (2) the amounts paid to Pepco Energy Services under the contract was below the numerical threshold set forth in the Corporate Governance Guidelines with respect to payments for property and services between the Company or its subsidiaries and an entity with which the director has a specified relationship; and (3) the amounts paid to Pepco Energy Services under the contract constituted payment for natural gas made in the normal course of business at prices generally applicable to similarly situated customers. For these reasons, the Board determined that this business relationship does not disqualify Mr. Nussdorf as an independent director.

In making independence determinations under the NYSE listing standards with respect to a director, the Board has where applicable reviewed whether, and to what extent, a director or certain related entities have purchased electricity or natural gas from any of the Company’s regulated utility subsidiaries at rates prescribed by applicable law or governmental authority. Where such purchases do not categorically disqualify the director from a determination of independence under the NYSE listing standards, the Board has determined that such relationships do not create a direct or indirect material relationship with the Company which would preclude a determination of independence.

Board Review of Transactions With Related Parties

The Board has adopted the Procedure for Evaluating Related Person Transactions (the Procedure), which sets forth the procedure followed by the Board for reviewing and approving or ratifying transactions with related persons to ensure compliance with the Company’s Conflicts of Interest Business Policy, Corporate Governance Guidelines and applicable law. The Procedure can be found on the Company’s Web site (http://www.pepcoholdings.com) by first clicking on the link “Corporate Governance” and then the link “Business Policies.”

Under the Procedure, related persons include directors, director nominees and specified executives (collectively, covered persons), as well as specified immediate family members of covered persons. The Procedure generally applies to any current or proposed transaction involving the Company or any subsidiary in which any related person has or will have a direct or indirect interest. The Procedure requires that each covered person provide to the Corporate Secretary annually a completed questionnaire setting forth all business relationships and other affiliations that relate in any way to the business and other activities of the Company. Each covered person also must update the information provided in the questionnaire as necessary throughout the year.

When a related person transaction is contemplated, all of the material facts regarding the substance of the proposed transaction, including the material facts relating to the related person’s or other party’s relationship or interest, must be fully disclosed to the Corporate Governance/Nominating Committee (excluding any member of such committee who has an interest in the transaction). The disinterested members of the Corporate Governance/Nominating Committee will review the contemplated transaction and will then make a recommendation to the disinterested members of the Board. The standards considered by the Corporate Governance/Nominating Committee in evaluating a related party transaction include the following:

•	the related person’s relationship to the Company and interest in the transaction;

•	the material facts of the proposed related party transaction, including the proposed aggregate value of the transaction;

•	benefits or advantages to the Company of the proposed related transaction;

•	availability of other sources of comparable products or services which are the subject of the related party transaction;

•	an assessment of whether the proposed related party transaction is on terms and conditions that are comparable to terms available to an unrelated third party or to employees generally; and

•	any effect on a director’s independence if the transaction involves a director.

Approval of the transaction requires the affirmative vote of a majority of the disinterested directors voting on the matter after disclosure to the Board of all of the material facts of the transaction.

The Procedure generally requires that related person transactions be approved in advance. On occasion, however, it may be in the Company’s interest to commence a transaction before the Corporate Governance/Nominating Committee or Board has had an opportunity to meet, or a transaction may have commenced before it is discovered that a related person is involved with the transaction. In such instances, the Procedure requires that the covered person consult with the Chairman of the Corporate

Governance/Nominating Committee to determine the appropriate course of action, which may include subsequent ratification by the affirmative vote of a majority of the disinterested directors. If the Chairman of the Corporate Governance/Nominating Committee is an interested director, the Procedure requires that the covered person consult with the Lead Independent Director to determine the appropriate course of action.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS AMENDMENT WITH THE REDUCED FILING FORMAT.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pepco Holdings, Pepco, DPL and ACE

Audit Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of the annual financial statements of the Company and its subsidiary reporting companies for the 2011 and 2010 fiscal years, reviews of the financial statements included in the 2011 and 2010 Forms 10-Q of the Company and its subsidiary reporting companies, reviews of public filings, comfort letters and other attest services were $5,889,420 and $5,618,652, respectively. The amount for 2010 includes $148,323 for the 2010 audit that was billed after the 2010 amount was disclosed in the Company’s proxy statement for the 2011 annual meeting of stockholders.

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

All of the services described in “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were approved in advance by the Audit Committee, in accordance with the Audit Committee Policy on the Approval of Services Provided By the Independent Auditor which is filed as Exhibit 99.1 hereto, and is incorporated herein by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List the following documents filed as part of the report:

3.	Exhibits

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

3.1	PHI	Restated Certificate of Incorporation (filed in Delaware 6/2/2005)	Exh. 3.1 to PHI’s Form 10-K, 3/13/06.

3.2	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in the District of Columbia)	Exh. 3.1 to Pepco’s Form 10-Q, 5/5/06.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exh. 3.3 to PHI’s Form 10-Q, 11/4/11.

3.4	DPL	Articles of Restatement of Certificate and Articles of Incorporation (filed in Delaware and Virginia 02/22/07)	Exh. 3.3 to DPL’s Form 10-K, 3/1/07.

3.5	ACE	Restated Certificate of Incorporation (filed in New Jersey 8/09/02)	Exh. B.8.1 to PHI’s Amendment No. 1 to Form U5B, 2/13/03.

3.6	PHI	Bylaws	Exh. 3 to PHI’s Form 8-K, 12/21/11.

3.7	Pepco	Bylaws	Exh. 3.2 to Pepco’s Form 10-Q, 5/5/06.

3.8	DPL	Bylaws	Exh. 3.2.1 to DPL’s Form 10-Q, 5/9/05.

3.9	ACE	Bylaws	Exh. 3.2.2 to ACE’s Form 10-Q, 5/9/05.

4.1	PHI Pepco	Mortgage and Deed of Trust dated July 1, 1936, of Pepco to The Bank of New York Mellon as successor trustee, securing First Mortgage Bonds of Pepco, and Supplemental Indenture dated July 1, 1936	Exh. B-4 to First Amendment, 6/19/36, to Pepco’s Registration Statement No. 2-2232.

		Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated - December 10, 1939	Exh. B to Pepco’s Form 8-K, 1/3/40.

		July 15, 1942	Exh. B-1 to Amendment No. 2, 8/24/42, and B-3 to Post-Effective Amendment, 8/31/42, to Pepco’s Registration Statement No. 2-5032.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		October 15, 1947	Exh. A to Pepco’s Form 8-K, 12/8/47.

		December 31, 1948	Exh. A-2 to Pepco’s Form 10-K, 4/13/49.

		December 31, 1949	Exh. (a)-1 to Pepco’s Form 8-K, 2/8/50.

		February 15, 1951	Exh. (a) to Pepco’s Form 8-K, 3/9/51.

		February 16, 1953	Exh. (a)-1 to Pepco’s Form 8-K, 3/5/53.

		March 15, 1954 and March 15, 1955	Exh. 4-B to Pepco’s Registration Statement No. 2-11627, 5/2/55.

		March 15, 1956	Exh. C to Pepco’s Form 10-K, 4/4/56.

		April 1, 1957	Exh. 4-B to Pepco’s Registration Statement No. 2-13884, 2/5/58.

		May 1, 1958	Exh. 2-B to Pepco’s Registration Statement No. 2-14518, 11/10/58.

		May 1, 1959	Exh. 4-B to Amendment No. 1, 5/13/59, to Pepco’s Registration Statement No. 2-15027.

		May 2, 1960	Exh. 2-B to Pepco’s Registration Statement No. 2-17286, 11/9/60.

		April 3, 1961	Exh. A-1 to Pepco’s Form 10-K, 4/24/61.

		May 1, 1962	Exh. 2-B to Pepco’s Registration Statement No. 2-21037, 1/25/63.

		May 1, 1963	Exh. 4-B to Pepco’s Registration Statement No. 2-21961, 12/19/63.

		April 23, 1964	Exh. 2-B to Pepco’s Registration Statement No. 2-22344, 4/24/64.

		May 3, 1965	Exh. 2-B to Pepco’s Registration Statement No. 2-24655, 3/16/66.

		June 1, 1966	Exh. 1 to Pepco’s Form 10-K, 4/11/67.

		April 28, 1967	Exh. 2-B to Post-Effective Amendment No. 1 to Pepco’s Registration Statement No. 2-26356, 5/3/67.

		July 3, 1967	Exh. 2-B to Pepco’s Registration Statement No. 2-28080, 1/25/68.

		May 1, 1968	Exh. 2-B to Pepco’s Registration Statement No. 2-31896, 2/28/69.

		June 16, 1969	Exh. 2-B to Pepco’s Registration Statement No. 2-36094, 1/27/70.

		May 15, 1970	Exh. 2-B to Pepco’s Registration Statement No. 2-38038, 7/27/70.

		September 1, 1971	Exh. 2-C to Pepco’s Registration Statement No. 2-45591, 9/1/72.

		June 17, 1981	Exh. 2 to Amendment No. 1 to Pepco’s Form 8-A, 6/18/81.

		November 1, 1985	Exh. 2B to Pepco’s Form 8-A, 11/1/85.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		September 16, 1987	Exh. 4-B to Pepco’s Registration Statement No. 33-18229, 10/30/87.

		May 1, 1989	Exh. 4-C to Pepco’s Registration Statement No. 33-29382, 6/16/89.

		May 21, 1991	Exh. 4 to Pepco’s Form 10-K, 3/27/92.

		May 7, 1992	Exh. 4 to Pepco’s Form 10-K, 3/26/93.

		September 1, 1992	Exh. 4 to Pepco’s Form 10-K, 3/26/93.

		November 1, 1992	Exh. 4 to Pepco’s Form 10-K, 3/26/93.

		July 1, 1993	Exh. 4.4 to Pepco’s Registration Statement No. 33-49973, 8/11/93.

		February 10, 1994	Exh. 4 to Pepco’s Form 10-K, 3/25/94.

		February 11, 1994	Exh. 4 to Pepco’s Form 10-K, 3/25/94.

		October 2, 1997	Exh. 4 to Pepco’s Form 10-K, 3/26/98.

		November 17, 2003	Exhibit 4.1 to Pepco’s Form 10-K, 3/11/04.

		March 16, 2004	Exh. 4.3 to Pepco’s Form 8-K, 3/23/04.

		May 24, 2005	Exh. 4.2 to Pepco’s Form 8-K, 5/26/05.

		April 1, 2006	Exh. 4.1 to Pepco’s Form 8-K, 4/17/06.

		November 13, 2007	Exh. 4.2 to Pepco’s Form 8-K, 11/15/07.

		March 24, 2008	Exh. 4.1 to Pepco’s Form 8-K, 3/28/08.

		December 3, 2008	Exh. 4.2 to Pepco’s Form 8-K, 12/8/08.

4.2	PHI Pepco	Indenture, dated as of July 28, 1989, between Pepco and The Bank of New York Mellon, Trustee, with respect to Pepco’s Medium-Term Note Program	Exh. 4 to Pepco’s Form 8-K, 6/21/90.

4.3	PHI Pepco	Senior Note Indenture dated November 17, 2003 between Pepco and The Bank of New York Mellon	Exh. 4.2 to Pepco’s Form 8-K, 11/21/03.

		Supplemental Indenture, to the aforesaid Senior Note Indenture, dated March 3, 2008	Exh. 4.3 to Pepco’s Form 10-K, 3/2/09.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.4	PHI DPL	Mortgage and Deed of Trust of Delaware Power & Light Company to The Bank of New York Mellon (ultimate successor to the New York Trust Company), as trustee, dated as of October 1, 1943 and copies of the First through Sixty-Eighth Supplemental Indentures thereto	Exh. 4-A to DPL’s Registration Statement No. 33-1763, 11/27/85.

		Sixty-Ninth Supplemental Indenture	Exh. 4-B to DPL’s Registration Statement No. 33-39756, 4/03/91.

		Seventieth through Seventy-Fourth Supplemental Indentures	Exhs. 4-B to DPL’s Registration Statement No. 33-24955, 10/13/88.

		Seventy-Fifth through Seventy-Seventh Supplemental Indentures	Exhs. 4-D, 4-E and 4-F to DPL’s Registration Statement No. 33-39756, 4/03/91.

		Seventy-Eighth and Seventy-Ninth Supplemental Indentures	Exhs. 4-E and 4-F to DPL’s Registration Statement No. 33-46892, 4/1/92.

		Eightieth Supplemental Indenture	Exh. 4 to DPL’s Registration Statement No. 33-49750, 7/17/92.

		Eighty-First Supplemental Indenture	Exh. 4-G to DPL’s Registration Statement No. 33-57652, 1/29/93.

		Eighty-Second Supplemental Indenture	Exh. 4-H to DPL’s Registration Statement No. 33-63582, 5/28/93.

		Eighty-Third Supplemental Indenture	Exh. 99 to DPL’s Registration Statement No. 33-50453, 10/1/93.

		Eighty-Fourth through Eighty-Eighth Supplemental Indentures	Exhs. 4-J, 4-K, 4-L, 4-M and 4-N to DPL’s Registration Statement No. 33-53855, 1/30/95.

		Eighty-Ninth and Ninetieth Supplemental Indentures	Exhs. 4-K and 4-L to DPL’s Registration Statement No. 333-00505, 1/29/96.

		Ninety-First Supplemental Indenture	Exh. 4.L to DPL’s Registration Statement No. 333-24059, 3/27/97.

		Ninety-Second Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Third Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Fourth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Fifth Supplemental Indenture	Exh. 4-K to DPL’s Post-Effective Amendment No. 1 to Registration Statement No. 333-145691-02, 11/18/08.

		Ninety-Sixth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Seventh Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		Ninety-Eighth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Ninth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundredth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and First Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Second Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Third Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Fourth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Fifth Supplemental Indenture	Exh. 4.4 to DPL’s Form 8-K, 10/1/09.

		One Hundred and Sixth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/25/11.

		One Hundred and Seventh Supplemental Indenture	Exh. 4.2 to DPL’s Form 10-Q, 8/3/11.

		One Hundred and Eighth Supplemental Indenture	Exh. 4.2 to DPL’s Form 8-K, 6/3/11.

4.5	PHI DPL	Indenture between DPL and The Bank of New York Mellon Trust Company, N.A. (ultimate successor to Manufacturers Hanover Trust Company), as trustee, dated as of November 1, 1988	Exh. No. 4-G to DPL’s Registration Statement No. 33-46892, 4/1/92.

4.6	PHI ACE	Mortgage and Deed of Trust, dated January 15, 1937, between Atlantic City Electric Company and The Bank of New York Mellon (formerly Irving Trust Company), as trustee	Exh. 2(a) to ACE’s Registration Statement No. 2-66280, 12/21/79.

Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated as of -

		June 1, 1949	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		July 1, 1950	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		November 1, 1950	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1952	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1953	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1954	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		March 1, 1955	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1957	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1958	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1959	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1961	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		July 1, 1962	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1963	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		February 1, 1966	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1970	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		September 1, 1970	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		May 1, 1971	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1972	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		June 1, 1973	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1975	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		May 1, 1975	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		December 1, 1976	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1980	Exh. 4(e) to ACE’s Form 10-K, 3/25/81.

		May 1, 1981	Exh. 4(a) to ACE’s Form 10-Q, 8/10/81.

		November 1, 1983	Exh. 4(d) to ACE’s Form 10-K, 3/30/84.

		April 15, 1984	Exh. 4(a) to ACE’s Form 10-Q, 5/14/84.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		July 15, 1984	Exh. 4(a) to ACE’s Form 10-Q, 8/13/84.

		October 1, 1985	Exh. 4 to ACE’s Form 10-Q, 11/12/85.

		May 1, 1986	Exh. 4 to ACE’s Form 10-Q, 5/12/86.

		July 15, 1987	Exh. 4(d) to ACE’s Form 10-K, 3/28/88.

		October 1, 1989	Exh. 4(a) to ACE’s Form 10-Q for quarter ended 9/30/89.

		March 1, 1991	Exh. 4(d)(1) to ACE’s Form 10-K, 3/28/91.

		May 1, 1992	Exh. 4(b) to ACE’s Registration Statement No. 33-49279, 1/6/93.

		January 1, 1993	Exh. 4.05(hh) to ACE’s Registration Statement No. 333-108861, 9/17/03.

		August 1, 1993	Exh. 4(a) to ACE’s Form 10-Q, 11/12/93.

		September 1, 1993	Exh. 4(b) to ACE’s Form 10-Q, 11/12/93.

		November 1, 1993	Exh. 4(c)(1) to ACE’s Form 10-K, 3/29/94.

		June 1, 1994	Exh. 4(a) to ACE’s Form 10-Q, 11/14/94.

		October 1, 1994	Exh. 4(a) to ACE’s Form 10-Q, 8/14/94.

		November 1, 1994	Exh. 4(c)(1) to ACE’s Form 10-K, 3/21/95.

		March 1, 1997	Exh. 4(b) to ACE’s Form 8-K, 3/24/97.

		April 1, 2004	Exh. 4.3 to ACE’s Form 8-K, 4/6/04.

		August 10, 2004	Exh. 4 to PHI’s Form 10-Q, 11/8/04.

		March 8, 2006	Exh. 4 to ACE’s Form 8-K, 3/17/06.

		November 6, 2008	Exh. 4.2 to ACE’s Form 8-K, 11/10/08.

		March 29, 2011	Exh. 4.2 to ACE’s Form 8-K, 4/1/11.

4.7	PHI ACE	Indenture dated as of March 1, 1997 between Atlantic City Electric Company and The Bank of New York Mellon, as trustee	Exh. 4(e) to ACE’s Form 8-K, 3/24/97.

4.8	PHI ACE	Senior Note Indenture, dated as of April 1, 2004, with The Bank of New York Mellon, as trustee	Exh. 4.2 to ACE’s Form 8-K, 4/6/04.

4.9	PHI ACE	Indenture dated as of December 19, 2002 between Atlantic City Electric Transition Funding LLC (ACE Funding) and The Bank of New York Mellon, as trustee	Exh. 4.1 to ACE Funding’s Form 8-K, 12/23/02.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.10	PHI ACE	2002-1 Series Supplement dated as of December 19, 2002 between ACE Funding and The Bank of New York Mellon, as trustee	Exh. 4.2 to ACE Funding’s Form 8-K, 12/23/02.

4.11	PHI ACE	2003-1 Series Supplement dated as of December 23, 2003 between ACE Funding and The Bank of New York Mellon, as trustee	Exh. 4.2 to ACE Funding’s Form 8-K, 12/23/03.

4.12	PHI	Indenture between PHI and The Bank of New York Mellon, as trustee dated September 6, 2002	Exh. 4.03 to PHI’s Registration Statement No. 333-100478, 10/10/02.

4.13	PHI Pepco DPL ACE	Corporate Commercial Paper – Master Note	Exh. 4.13 to PHI’s Form 10-K, 2/24/12.

10.1	PHI	Employment Agreement of Joseph M. Rigby dated August 1, 2008*	Exh. 10.1 to PHI’s Form 8-K, 7/30/08.

10.2	PHI	Pepco Holdings, Inc. Long-Term Incentive Plan (as amended and restated)*	Exh. 10.5 to PHI’s Form 10-K, 3/2/09.

10.2.1	PHI	Amendment to the Pepco Holdings, Inc. Long-Term Incentive Plan*	Exh. 10.2.1 to PHI’s Form 10-K, 2/24/12.

10.3	PHI Pepco	Potomac Electric Power Company Director and Executive Deferred Compensation Plan*	Exh. 10.22 to PHI’s Form 10-K, 3/28/03.

10.4	PHI Pepco	Potomac Electric Power Company Long-Term Incentive Plan*	Exh. 4 to Pepco’s Form S-8, 6/12/98.

10.5	PHI	Conectiv Incentive Compensation Plan*	Exh. 99(e) to Conectiv’s Registration Statement No. 333-18843, 12/26/96.

10.6	PHI	Conectiv Supplemental Executive Retirement Plan*	Exh. 10.10 to PHI’s Form 10-K, 3/2/09.

10.6.1	DPL	Amendment to the Conectiv Supplemental Executive Retirement Plan*	Exh. 10.4 to PHI’s Form 10-Q, 8/3/11.

10.7	ACE	Bondable Transition Property Sale Agreement between ACE Funding and ACE dated as of December 19, 2002	Exh. 10.1 to ACE Funding’s Form 8-K, 12/23/02.

10.8	ACE	Bondable Transition Property Servicing Agreement between ACE Funding and ACE dated as of December 19, 2002	Exh. 10.2 to ACE Funding’s Form 8-K, 12/23/02.

10.9	PHI	Conectiv Deferred Compensation Plan*	Exh. 10.1 to PHI’s Form 10-Q, 8/6/04.

10.10	PHI	Form of Employee Nonqualified Stock Option Agreement under the PHI Long-Term Incentive Plan*	Exh. 10.2 to PHI’s Form 10-Q, 11/8/04.

10.11	PHI	Form of Director Nonqualified Stock Option Agreement under the PHI Long-Term Incentive Plan*	Exh. 10.3 to PHI’s Form 10-Q, 11/8/04.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.12	PHI	Non-Management Directors Compensation Plan*	Exh. 10.21 to PHI’s Form 10-K, 3/2/09.

10.13	PHI	Non-Management Director Compensation Arrangements*	Exh. 10.24 to PHI’s Form 10-K, 2/29/08.

10.14	PHI	Form of Election regarding Non-Management Directors Compensation Plan*	Exh. 10.57 to PHI’s Form 10-K, 3/16/05.

10.15	PHI Pepco	Change-in-Control Severance Plan for Certain Executive Employees*	Exh. 10.25 to PHI’s Form 10-K, 3/2/09.

10.16	PHI	Pepco Holdings, Inc. Combined Executive Retirement Plan*	Exh. 10.28 to PHI’s Form 10-K, 3/2/09.

10.16.1	PHI	Amendment to the Pepco Holdings, Inc. Combined Executive Retirement Plan	Exh. 10.3 to PHI’s Form 10-Q, 8/3/11.

10.17	PHI	PHI Named Executive Officer 2010 Compensation Determinations*	Exh. 10.37 to PHI’s Form 10-K, 2/26/10.

10.18	DPL	Transmission Purchase and Sale Agreement by and between DPL and Old Dominion Electric Cooperative dated as of June 13, 2007	Exh. 10.1 to DPL’s Form 10-Q, 8/6/07.

10.19	DPL	Purchase and Sale Agreement by and between DPL and A&N Electric Cooperative dated as of June 13, 2007	Exh. 10.2 to DPL’s Form 10-Q, 8/6/07.

10.20	PHI	PHI Named Executive Officer 2011 Compensation Determinations*	Exh. 10.30 to PHI’s Form 10-K, 2/25/11.

10.21	PHI	Purchase Agreement, dated as of April 20, 2010, by and among PHI, Conectiv, LLC, Conectiv Energy Holding Company, LLC and New Development Holdings, LLC	Exh. 2.1 to PHI’s Form 8-K, 7/8/10.

10.22	PHI	Separation Agreement of Gary J. Morsches dated as of October 25, 2010*	Exh. 10.34 to PHI’s Form 10-K, 2/25/11.

10.23	PHI	Credit Agreement, dated as of October 27, 2010, by and between Pepco Holdings, Inc. and The Bank of Nova Scotia	Exh. 10.1 to PHI’s Form 8-K, 11/2/10.

10.24	PHI	Credit Agreement, dated as of October 27, 2010, by and between Pepco Holdings, Inc. and JP Morgan Chase Bank, N.A.	Exh. 10.2 to PHI’s Form 8-K, 11/2/10.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.25	PHI Pepco DPL ACE	Second Amended and Restated Credit Agreement, dated as of August 1, 2011, by and among PHI, Pepco, DPL and ACE, the lenders party thereto, Wells Fargo Bank, National Association, as agent, issuer and swingline lender, Bank of America, N.A., as syndication agent and issuer, The Royal Bank of Scotland plc and Citicorp USA, Inc., as co- documentation agents, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as active joint lead arrangers and joint book runners, and Citigroup Global Markets Inc. and RBS Securities, Inc. as passive joint lead arrangers and joint book runners	Exh. 10.1 to PHI’s Form 10-Q, 8/3/11.

10.26	PHI	The Pepco Holdings, Inc. 2011 Supplemental Executive Retirement Plan*	Exh. 10.2 to PHI’s Form 10-Q, 8/3/11.

10.27	ACE	Purchase Agreement, dated March 29, 2011, by and between ACE and Citigroup Global Markets Inc., Scotia Capital (USA) Inc. and Wells Fargo Securities, LLC for themselves and as representatives of the underwriters named in Schedule A thereto	Exh. 1.1 to ACE’s Form 8-K, 4/1/11.

10.28	DPL	Reoffering Agreement, dated May 18, 2011, by and among DPL and Morgan Stanley & Co. Incorporated, as remarketing agent, and Morgan Stanley & Co. Incorporated, as underwriter	Exh. 1.1 to DPL’s Form 8-K, 6/3/11.

10.29	PHI	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan*	Exh. 10.29 to PHI’s Form 10-K, 2/24/12.

10.30	PHI	Pepco Holdings, Inc. Annual Executive Incentive Compensation Plan*	Exh. 10.22 to PHI’s Form 10-K, 3/2/09.

10.30.1	PHI	Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan*	Exh. 10.30.1 to PHI’s Form 10-K, 2/24/12.

10.31	PHI	Pepco Holdings, Inc. Revised and Restated Executive and Director Deferred Compensation Plan*	Exh. 10.6 to PHI’s Form 10-K, 3/2/09.

10.31.1	PHI	Pepco Holdings, Inc. Second Revised and Restated Executive and Director Deferred Compensation Plan*	Exh. 10.31.1 to PHI’s Form 10-K, 2/24/12.

10.32	PHI	Form of 2012 Non-Management Director Compensation Election Agreement*	Exh. 10.32 to PHI’s Form 10-K, 2/24/12.

10.33	PHI	Form of Executive and Director Deferred Compensation Plan Executive Deferral Agreement*	Exh. 10.33 to PHI’s Form 10-K, 2/24/12.

10.34	PHI	Form of 2011 Restricted Stock Unit Agreement (Time Based) under the PHI Long-Term Incentive Plan*	Exh. 10.34 to PHI’s Form 10-K, 2/24/12.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.35	PHI	Form of 2011 Restricted Stock Unit Agreement (Performance Based) under the PHI Long-Term Incentive Plan *	Exh. 10.35 to PHI’s Form 10-K, 2/24/12.

10.36	PHI	Form of 2012 Restricted Stock Unit Agreement (Time Based) under the PHI Long-Term Incentive Plan *	Exh. 10.36 to PHI’s Form 10-K, 2/24/12.

10.37	PHI	Form of 2012 Restricted Stock Unit Agreement (Performance Based) under the PHI Long-Term Incentive Plan*	Exh. 10.37 to PHI’s Form 10-K, 2/24/12.

10.38	PHI	Form of 2012 Restricted Stock Unit Agreement (Performance Based/162(m)) under the PHI Long- Term Incentive Plan*	Exh. 10.38 to PHI’s Form 10-K, 2/24/12.

10.39	PHI	Form of Election with Respect to Stock Tax Withholding*	Exh. 10.39 to PHI’s Form 10-K, 2/24/12.

10.40	PHI	PHI Named Executive Officer 2012 Compensation Determinations*	Exh. 10.40 to PHI’s Form 10-K, 2/24/12.

10.41	PHI Pepco DPL ACE	Form of Issuing and Paying Agency Filed Agreement between JPMorgan Chase Bank, National Association and each Reporting Company	Exh. 10.41 to PHI’s Form 10-K, 2/24/12.

10.41.1	PHI Pepco DPL ACE	Amendment to Issuing and Paying Agency Agreement	Exh. 10.41.1 to PHI’s Form 10-K, 2/24/12.

10.42	PHI	Employment Agreement of Joseph M. Rigby dated December 20, 2011 (including forms of Restricted Stock Unit Award Agreements contained therein)*	Exh. 10 to PHI’s Form 8-K, 12/27/11.

11	PHI	Statements Re: Computation of Earnings Per Common Share	**

12.1	PHI	Statements Re: Computation of Ratios	Exh. 12.1 to PHI’s Form 10-K, 2/24/12.

12.2	Pepco	Statements Re: Computation of Ratios	Exh. 12.2 to PHI’s Form 10-K, 2/24/12.

12.3	DPL	Statements Re: Computation of Ratios	Exh. 12.3 to PHI’s Form 10-K, 2/24/12.

12.4	ACE	Statements Re: Computation of Ratios	Exh. 12.4 to PHI’s Form 10-K, 2/24/12.

21	PHI	Subsidiaries of the Registrant	Exh. 21 to PHI’s Form 10-K, 2/24/12.

23.1	PHI	Consent of Independent Registered Public Accounting Firm	Exh. 23.1 to PHI’s Form 10-K, 2/24/12.

23.2	Pepco	Consent of Independent Registered Public Accounting Firm	Exh. 23.2 to PHI’s Form 10-K, 2/24/12.

23.3	DPL	Consent of Independent Registered Public Accounting Firm	Exh. 23.3 to PHI’s Form 10-K, 2/24/12.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

23.4	ACE	Consent of Independent Registered Public Accounting Firm	Exh. 23.4 to PHI’s Form 10-K, 2/24/12.

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

99.1	PHI	Audit Committee Policy on the Approval of Services Provided By the Independent Auditor	Filed herewith.

INDEX TO EXHIBITS FURNISHED WITH ORIGINAL FORM 10-K

Exhibit No.	Registrant(s)	Description of Exhibit

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

INDEX TO EXHIBITS SUBMITTED WITH ORIGINAL FORM 10-K

Exhibit No.	Registrant(s)	Description of Exhibit

101. INS	PHI Pepco DPL ACE	XBRL Instance Document

101. SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document

101. CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) Exhibits.

The list of exhibits filed with this Form 10-K/A is set forth on the exhibit index appearing at the end of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEPCO HOLDINGS, INC. (Registrant)

March 5, 2012	By	/s/ JOSEPH M. RIGBY
Joseph M. Rigby Chairman of the Board, President and Chief Executive Officer

POTOMAC ELECTRIC POWER COMPANY (Pepco) (Registrant)

March 5, 2012	By	/s/ DAVID M. VELAZQUEZ
David M. Velazquez, President and Chief Executive Officer

DELMARVA POWER & LIGHT COMPANY (DPL) (Registrant)

March 5, 2012	By	/s/ DAVID M. VELAZQUEZ
David M. Velazquez, President and Chief Executive Officer

ATLANTIC CITY ELECTRIC COMPANY (ACE) (Registrant)

March 5, 2012	By	/s/ DAVID M. VELAZQUEZ
David M. Velazquez, President and Chief Executive Officer

INDEX TO EXHIBITS FILED HEREWITH

Exhibit No.	Registrant(s)	Description of Exhibit

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

99.1	PHI	Audit Committee Policy on the Approval of Services Provided By the Independent Auditor