Form 10-Q
period 2012-03-31
ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; POTOMAC ELECTRIC POWER CO; PEPCO HOLDINGS INC
filed 2012-05-04
CIK 8192, 27879, 79732, 1135971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at April 25, 2012
Pepco Holdings	228,280,444 ($.01 par value)
Pepco	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	8,546,017 ($3.00 par value) (b)

(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, LLC, a wholly owned subsidiary of Pepco Holdings.

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

GLOSSARY OF TERMS

Term	Definition
2011 Form 10-K	The Annual Report on Form 10-K for the year ended December 31, 2011, as amended, for each Reporting Company, as applicable
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
AMI	Advanced metering infrastructure
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
Bondable Transition Property	The principal and interest payments on the Transition Bonds and related taxes, expenses and fees
BSA	Bill Stabilization Adjustment
Calpine	Calpine Corporation
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE
CSA	Credit Support Annex
DCPSC	District of Columbia Public Service Commission
DDOE	District of Columbia Department of the Environment
DEDA	Delaware Economic Development Authority
Default Electricity Supply	The supply of electricity by PHI’s electric utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Standard Offer Service or BGS
Default Electricity Supply Revenue	Revenue primarily from Default Electricity Supply
DOE	U.S. Department of Energy
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
EDCs	Electric distribution companies
EmPower Maryland	A Maryland demand-side management program for Pepco and DPL
Energy Services

Energy savings performance contracting services provided principally to federal, state and local government customers, and designing, constructing and operating combined heat and power, and central energy plants by Pepco Energy Services

EPA	U.S Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GCR	Gas Cost Rate
GWh	Gigawatt hour
IIP	ACE’s Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ISRA	New Jersey’s Industrial Site Recovery Act
MAPP	Mid-Atlantic Power Pathway
Market Transition Charge Tax	Revenue ACE receives and pays to ACE Funding to recover income taxes associated with Transition Bond Charge revenue
MDC	MDC Industries, Inc.
MFVRD	Modified fixed variable rate design
Mirant	Mirant Corporation
MMBtu	One Million British Thermal Units
MPSC	Maryland Public Service Commission

i

Term	Definition
MWh	Megawatt hour
NJBPU	New Jersey Board of Public Utilities
NPL	National Priorities List, which, among other things, serves as a guide to EPA in determining which sites warrant further investigation to assess the nature and extent of the human health and environmental risks associated with a site
NUGs	Non-utility generators
NYMEX	New York Mercantile Exchange
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
PHI Retirement Plan	PHI’s noncontributory retirement plan
PJM	PJM Interconnection, LLC
PJM RTO	PJM regional transmission organization
Power Delivery	PHI’s Power Delivery Business
PPA	Power purchase agreement
PRP	Potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
RECs	Renewable energy credits
Regulated T&D Electric Revenue	Revenue from the transmission and the distribution of electricity to PHI’s customers within its service territories at regulated rates
Reporting Company	PHI, Pepco, DPL or ACE
RI/FS	Remedial investigation and feasibility study
RIM	Reliability investment recovery mechanism
ROE	Return on equity
RPS	Renewable Energy Portfolio Standards
SEC	Securities and Exchange Commission
SOCAs	Standard Offer Capacity Agreements required to be entered into by ACE pursuant to a New Jersey law enacted to promote the construction of qualified electric generation facilities in New Jersey
SOS	Standard Offer Service, how Default Electricity Supply is referred to in Delaware, the District of Columbia and Maryland
SRECs	Solar renewable energy credits
SPCC	Spill Prevention, Control, and Countermeasure plans, required pursuant to federal regulations requiring plans for facilities using oil-containing equipment in proximity to surface waters
Transition Bond Charge	Revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees
Transition Bonds	Transition Bonds issued by ACE Funding
VADEQ	Virginia Department of Environmental Quality
VaR	Value at Risk

ii

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q with respect to Pepco Holdings, Inc. (PHI or Pepco Holdings), Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), including each of their respective subsidiaries, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created thereby and by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding the intents, beliefs, estimates and current expectations of one or more of PHI, Pepco, DPL of ACE (each a Reporting Company) or their subsidiaries. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “assumes,” “seeks to,” “plans,” “anticipates,” “believes,” “projects,” “estimates,” “predicts,” “potential,” “future,” “goal,” “objective,” or “continue” or the negative of such terms or other variations thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause one or more Reporting Company’s or their subsidiaries’ actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Therefore, forward-looking statements are not guarantees or assurances of future performance, and actual results could differ materially from those indicated by the forward-looking statements.

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

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in “Part I, Item 1A. Risk Factors” and other statements in each Reporting Company’s annual report on Form 10-K for the year ended December 31, 2011, as amended to include the executive compensation and other information required by Part III of Form 10-K (which information originally had been omitted as permitted by that form), (2011 Form 10-K), as filed with the Securities and Exchange Commission (SEC), and in this Form 10-Q, and investors should refer to such risk factors and other statements in evaluating the forward-looking statements contained in this Form 10-Q.

Any forward-looking statements speak only as to the date of this Quarterly Report on Form 10-Q for each Reporting Company and none of the Reporting Companies undertakes an obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for a Reporting Company to predict all such factors, nor can the impact of any such factor be assessed on such Reporting Company’s or its subsidiaries’ business (viewed independently or together with the business or businesses of some or all of the other Reporting Companies or their subsidiaries) or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.

	Registrants
Item	Pepco Holdings	Pepco*	DPL*	ACE
Consolidated Statements of Income	4	49	67	88
Consolidated Statements of Comprehensive Income	5	N/A	N/A	N/A
Consolidated Balance Sheets	6	50	68	89
Consolidated Statements of Cash Flows	8	52	70	91
Consolidated Statement of Equity	9	53	71	92
Notes to Consolidated Financial Statements	10	54	72	93

*	Pepco and DPL have no operating subsidiaries and, therefore, their financial statements are not consolidated.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars, except per share data)
Operating Revenue
Power Delivery	$1,055	$1,249
Pepco Energy Services	228	373
Other	9	12

Total Operating Revenue	1,292	1,634

Operating Expenses
Fuel and purchased energy	684	995
Other services cost of sales	45	43
Other operation and maintenance	225	234
Depreciation and amortization	110	105
Other taxes	104	111
Deferred electric service costs	(15)	(3)

Total Operating Expenses	1,153	1,485

Operating Income	139	149

Other Income (Expenses)
Interest expense	(65)	(62)
Loss from equity investments	—	(1)
Other income	8	10

Total Other Expenses	(57)	(53)

Income from Continuing Operations Before Income Tax Expense	82	96
Income Tax Expense Related to Continuing Operations	14	34

Net Income from Continuing Operations	68	62
Income from Discontinued Operations, net of Income Taxes	—	2

Net Income	$68	$64

Basic and Diluted Earnings per Share Information
Weighted average shares outstanding (millions)	228	225

Earnings per share of common stock from Continuing Operations	$0.30	$0.27
Earnings per share of common stock from Discontinued Operations	—	0.01

Basic and diluted earnings per share	$0.30	$0.28

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Net Income	$68	$64

Other Comprehensive Income
Gains (losses) on commodity derivatives designated as cash flow hedges:
Losses arising during period	—	(1)
Amount of losses reclassified into income	13	27

Net gains on commodity derivatives	13	26
Amortization of gains for prior service costs	1	1

Other comprehensive income, before income taxes	14	27
Income tax expense related to other comprehensive income	6	11

Other comprehensive income, net of income taxes	8	16

Comprehensive Income	$76	$80

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(millions of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64	$109
Restricted cash equivalents	10	11
Accounts receivable, less allowance for uncollectible accounts of $43 million and $49 million, respectively	843	929
Inventories	129	132
Derivative assets	6	5
Prepayments of income taxes	131	74
Deferred income tax assets, net	43	59
Prepaid expenses and other	122	120

Total Current Assets	1,348	1,439

INVESTMENTS AND OTHER ASSETS
Goodwill	1,407	1,407
Regulatory assets	2,215	2,196
Investment in finance leases held in trust	1,362	1,349
Income taxes receivable	217	84
Restricted cash equivalents	15	15
Assets and accrued interest related to uncertain tax positions	60	37
Other	165	163

Total Investments and Other Assets	5,441	5,251

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	13,080	12,855
Accumulated depreciation	(4,681)	(4,635)

Net Property, Plant and Equipment	8,399	8,220

TOTAL ASSETS	$15,188	$14,910

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(millions of dollars, except shares)
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term debt	$986	$732
Current portion of long-term debt and project funding	114	112
Accounts payable and accrued liabilities	522	549
Capital lease obligations due within one year	8	8
Taxes accrued	99	110
Interest accrued	79	47
Liabilities and accrued interest related to uncertain tax positions	3	3
Derivative liabilities	25	26
Other	259	274

Total Current Liabilities	2,095	1,861

DEFERRED CREDITS
Regulatory liabilities	526	526
Deferred income taxes, net	3,119	2,863
Investment tax credits	22	22
Pension benefit obligation	232	424
Other postretirement benefit obligations	467	469
Liabilities and accrued interest related to uncertain tax positions	10	32
Derivative liabilities	2	6
Other	179	191

Total Deferred Credits	4,557	4,533

LONG-TERM LIABILITIES
Long-term debt	3,794	3,794
Transition bonds issued by ACE Funding	285	295
Long-term project funding	13	13
Capital lease obligations	78	78

Total Long-Term Liabilities	4,170	4,180

COMMITMENTS AND CONTINGENCIES (NOTE 15)
EQUITY
Common stock, $.01 par value, 400,000,000 shares authorized, 228,244,115 and 227,500,190 shares outstanding, respectively	2	2
Premium on stock and other capital contributions	3,340	3,325
Accumulated other comprehensive loss	(55)	(63)
Retained earnings	1,079	1,072

Total Equity	4,366	4,336

TOTAL LIABILITIES AND EQUITY	$15,188	$14,910

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$68	$64
Income from discontinued operations	—	(2)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	110	105
Non-cash rents from cross-border energy lease investments	(13)	(14)
Deferred income taxes	259	90
Other	(4)	(4)
Changes in:
Accounts receivable	78	87
Inventories	3	10
Prepaid expenses	—	10
Regulatory assets and liabilities, net	(37)	11
Accounts payable and accrued liabilities	(60)	(126)
Pension contributions	(200)	(110)
Pension benefit obligation, excluding contributions	15	16
Cash collateral related to derivative activities	20	31
Taxes accrued	(247)	(49)
Interest accrued	33	31
Other assets and liabilities	(2)	16
Conectiv Energy net assets held for sale	—	31

Net Cash From Operating Activities	23	197

INVESTING ACTIVITIES
Investment in property, plant and equipment	(291)	(171)
Department of Energy capital reimbursement awards received	7	9
Changes in restricted cash equivalents	1	(2)
Net other investing activities	2	—

Net Cash Used By Investing Activities	(281)	(164)

FINANCING ACTIVITIES
Dividends paid on common stock	(61)	(61)
Common stock issued for the Dividend Reinvestment Plan and employee-related compensation	17	14
Redemption of preferred stock of subsidiaries	—	(6)
Reacquisitions of long-term debt	(9)	(9)
Issuances of short-term debt, net	253	33
Cost of issuances	(3)	—
Net other financing activities	16	(7)

Net Cash From (Used By) Financing Activities	213	(36)

Net Decrease in Cash and Cash Equivalents	(45)	(3)
Cash and Cash Equivalents at Beginning of Period	109	21

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64	$18

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net	$—	$2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium on Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
BALANCE, DECEMBER 31, 2011	227,500,190	$2	$3,325	$(63)	$1,072	$4,336
Net income	—	—	—	—	68	68
Other comprehensive income	—	—	—	8	—	8
Dividends on common stock ($0.27 per share)	—	—	—	—	(61)	(61)
Issuance of common stock:
Original issue shares, net	319,037	—	9	—	—	9
Shareholder DRP original shares	424,888	—	8	—	—	8
Net activity related to stock-based awards	—	—	(2)	—	—	(2)

BALANCE, MARCH 31, 2012	228,244,115	$2	$3,340	$(55)	$1,079	$4,366

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PEPCO HOLDINGS, INC.

(1) ORGANIZATION

Pepco Holdings, Inc. (PHI or Pepco Holdings), a Delaware corporation incorporated in 2001, is a holding company that, through the following regulated public utility subsidiaries, is engaged primarily in the transmission, distribution and default supply of electricity and, to the lesser extent, the distribution and supply of natural gas (Power Delivery):

•	Potomac Electric Power Company (Pepco), which was incorporated in Washington, D.C. in 1896 and became a domestic Virginia corporation in 1949,

•	Delmarva Power & Light Company (DPL), which was incorporated in Delaware in 1909 and became a domestic Virginia corporation in 1979, and

•	Atlantic City Electric Company (ACE), which was incorporated in New Jersey in 1924.

Each of PHI, Pepco, DPL and ACE is also a Reporting Company under the Securities Exchange Act of 1934, as amended. Together, Pepco, DPL and ACE constitute the Power Delivery segment, for financial reporting purposes.

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

•	providing retail customers electricity and natural gas under its remaining contractual obligations.

Pepco Energy Services also owns and operates two oil-fired generation facilities that are scheduled for deactivation in May 2012.

In December 2009, PHI announced the wind-down of the retail energy supply component of the Pepco Energy Services business. Pepco Energy Services is implementing this wind-down by not entering into any new supply contracts while continuing to perform under its existing supply contracts through their respective expiration dates, the last of which is June 1, 2014. The retail energy supply business has historically generated a substantial portion of the operating revenues and net income of the Pepco Energy Services segment. Operating revenues related to the retail energy supply business for the three months ended March 31, 2012 and 2011 were $160 million and $305 million, respectively, while operating income for the same periods was $15 million and $12 million, respectively.

In connection with the operation of the retail energy supply business, Pepco Energy Services provided letters of credit of $1 million and posted cash collateral of $92 million as of March 31, 2012. These collateral requirements, which are based on existing wholesale energy purchase and sale contracts and current market prices, will decrease as the contracts expire, with the collateral expected to be fully released by June 1, 2014. The energy services business will not be affected by the wind-down of the retail energy supply business.

Other Business Operations

Through its subsidiary Potomac Capital Investment Corporation (PCI), PHI maintains a portfolio of cross-border energy lease investments. This activity constitutes a third operating segment for financial reporting purposes, which is designated as “Other Non-Regulated.” For a discussion of PHI’s cross-border energy lease investments, see Note (8), “Leasing Activities,” and Note (15), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments.”

Discontinued Operations

In April 2010, the Board of Directors approved a plan for the disposition of PHI’s competitive wholesale power generation, marketing and supply business, which had been conducted through subsidiaries of Conectiv Energy Holding Company (collectively Conectiv Energy). On July 1, 2010, PHI completed the sale of Conectiv Energy’s wholesale power generation business to Calpine Corporation (Calpine) for $1.64 billion. The disposition of all of Conectiv Energy’s remaining assets and businesses, consisting of its load service supply contracts, energy hedging portfolio, certain tolling agreements and other assets not included in the Calpine sale, is complete. The former operations of Conectiv Energy have been accounted for as a discontinued operation and no longer constitute a separate segment for financial reporting purposes.

PEPCO HOLDINGS

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

Pepco Holdings’ unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual consolidated financial statements included in PHI’s annual report on Form 10-K for the year ended December 31, 2011, as amended to include the executive compensation and other information required by Part III of Form 10-K (which information originally had been omitted as permitted by that form). In the opinion of PHI’s management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly Pepco Holdings’ financial condition as of March 31, 2012, in accordance with GAAP. The year-end December 31, 2011 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results for the three months ended March 31, 2012 may not be indicative of PHI’s results that will be realized for the full year ending December 31, 2012.

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

Significant matters that involve the use of estimates include the assessment of goodwill and long-lived assets for impairment, fair value calculations for derivative instruments, the costs of providing pension and other postretirement benefits, evaluation of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of self-insurance reserves for general and auto liability claims, accrual of interest related to income taxes, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, and the recognition of income tax benefits for investments in finance leases held in trust associated with PHI’s portfolio of cross-border energy lease investments. Additionally, PHI is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of its business. PHI records an estimated liability for these proceedings and claims, when it is probable that a loss has been incurred and the loss is reasonably estimable.

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

ACE Power Purchase Agreements

PHI, through its ACE subsidiary, is a party to three power purchase agreements (PPAs) with unaffiliated, non-utility generators (NUGs) totaling 459 megawatts. One of the agreements ends in 2016 and the other two end in 2024. PHI was unable to obtain sufficient information to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, PHI applied the scope exemption from the consolidation guidance for enterprises that have not been able to obtain such information.

PEPCO HOLDINGS

Net purchase activities with the NUGs for the three months ended March 31, 2012 and 2011 were approximately $51 million and $57 million, respectively, of which approximately $50 million and $53 million, respectively, consisted of power purchases under the PPAs. The power purchase costs are recoverable from ACE’s customers through regulated rates.

DPL Renewable Energy Transactions

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. PHI, through its DPL subsidiary, has entered into three land-based wind PPAs in the aggregate amount of 128 megawatts and one solar PPA with a 10 megawatt facility as of March 31, 2012. All of the facilities associated with these PPAs are operational, and DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and solar renewable energy credits (SRECs) from the solar facility at rates that are primarily fixed under these agreements. PHI has concluded that consolidation is not required for any of these agreements under the FASB guidance on the consolidation of variable interest entities.

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 megawatts, the second of the wind facilities through 2031 in amounts not to exceed 40 megawatts, and the third facility through 2031 in amounts not to exceed 38 megawatts. DPL’s purchases under the three wind PPAs totaled $9 million and $5 million for the three months ended March 31, 2012 and 2011, respectively. The term of the agreement with the solar facility is 20 years and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. DPL’s purchases under the solar agreement were zero for the three months ended March 31, 2012.

On October 18, 2011, the Delaware Public Service Commission (DPSC) approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 megawatts to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL would be an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each megawatt hour of energy produced by the fuel cell facilities over 21 years. DPL would have no liability to the qualified fuel cell provider other than to remit payments collected from its distribution customers pursuant to the tariff. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. In June 2012, a 3 megawatt generation facility is expected to be placed into service under the tariff. A 27 megawatt generation facility is expected to be placed into service in 5 megawatt increments beginning in January 2013. PHI has concluded that DPL would account for this arrangement as an agency transaction.

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

Currently, PHI believes that FASB guidance on derivative accounting and the accounting for regulated operations would apply to ACE’s obligations under the SOCA once the related capacity has cleared a PJM auction. Once cleared, the gain (loss) associated with the fair value of a derivative would be offset by the recognition of a regulatory liability (asset). The next PJM capacity auction is scheduled for May 2012. PHI has concluded that consolidation is not required for the SOCAs under the FASB guidance on the consolidation of variable interest entities.

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired at the acquisition date. Substantially all of Pepco Holdings’ goodwill was generated by Pepco’s acquisition of Conectiv (now Conectiv, LLC (Conectiv)) in 2002 and is allocated entirely to Power Delivery for purposes of impairment testing based on the aggregation of its components because its utilities have similar characteristics. Pepco Holdings tests its goodwill for impairment annually as of November 1 and whenever an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of a reporting unit below the carrying amount of its net assets. Factors that may result in an interim impairment test include, but are not limited to: a change in the identified reporting units; an adverse change in business conditions; a protracted decline in PHI’s stock price causing market capitalization to fall below book value; an adverse regulatory action; or an impairment of long-lived assets in the reporting unit. PHI concluded that an interim impairment test was not required during the three months ended March 31, 2012.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco Holdings’ gross revenues were $92 million and $96 million for the three months ended March 31, 2012 and 2011, respectively.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified in order to conform to the current period presentation. The following adjustments have been recorded and are not considered material either individually or in the aggregate:

Pepco Energy Services Derivative Accounting Adjustments

During the first quarter of 2011, PHI recorded an adjustment associated with an increase in the value of certain derivatives from October 1, 2010 to December 31, 2010, which had been erroneously recorded in other comprehensive income at December 31, 2010. This adjustment resulted in an increase in revenue and pre-tax earnings of $2 million for the three months ended March 31, 2011.

PEPCO HOLDINGS

Income Tax Adjustments

During the first quarter of 2011, Pepco recorded an adjustment to correct certain income tax errors related to prior periods associated with interest on uncertain tax positions. The adjustment resulted in an increase in income tax expense of $1 million for the three months ended March 31, 2011.

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Fair Value Measurements and Disclosures (ASC 820)

The FASB issued new guidance on fair value measurement and disclosures that was effective beginning with PHI’s March 31, 2012 consolidated financial statements. The new measurement guidance did not have a material impact on PHI’s consolidated financial statements and the new disclosure requirements are in Note (14), “Fair Value Disclosures,” of PHI’s consolidated financial statements.

Comprehensive Income (ASC 220)

The FASB issued new disclosure requirements for reporting comprehensive income that were effective beginning with PHI’s March 31, 2012 consolidated financial statements. PHI did not have to change the presentation of its comprehensive income because it had already reported comprehensive income in two separate but consecutive statements of income and comprehensive income. PHI also has provided the new required disclosures of the income tax effects of items in other comprehensive income or amounts reclassified from other comprehensive income to income on a quarterly basis in Note (16), “Accumulated Other Comprehensive Loss.”

Goodwill (ASC 350)

The FASB issued new guidance that changes the annual and interim assessments of goodwill for impairment. The new guidance modifies the required annual impairment test by giving entities the option to perform a qualitative assessment of whether it is more likely than not that goodwill is impaired before performing a quantitative assessment. The new guidance also amends the events and circumstances that entities should assess to determine whether an interim quantitative impairment test is necessary. As of January 1, 2012, PHI has adopted the new guidance and concluded it did not have a material impact on its consolidated financial statements.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

Balance Sheet (ASC 210)

In December 2011, the FASB issued new disclosure requirements for financial assets and liabilities, such as derivatives, that are subject to contractual netting arrangements. The new disclosures will include information about the gross exposures of the instruments and the net exposure of the instruments under contractual netting arrangements, how the exposures are presented in the financial statements, and the terms and conditions of the contractual netting arrangements. The new disclosures are effective beginning with PHI’s March 31, 2013 consolidated financial statements. PHI is evaluating the impact of this new guidance on its consolidated financial statements.

PEPCO HOLDINGS

(5) SEGMENT INFORMATION

Pepco Holdings’ management has identified its operating segments at March 31, 2012 as Power Delivery, Pepco Energy Services and Other Non-Regulated. In the tables below, the Corporate and Other column is included to reconcile the segment data with consolidated data and includes unallocated Pepco Holdings’ (parent company) capital costs, such as financing costs. Segment financial information for continuing operations for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31, 2012
	(millions of dollars)
	Power Delivery	Pepco Energy Services	Other Non- Regulated	Corporate and Other (a)	PHI Consolidated
Operating Revenue	$1,055	$228	$13	$(4)	$1,292
Operating Expenses (b)	954	211	1	(13)	1,153
Operating Income	101	17	12	9	139
Interest Income	—	—	1	(1)	—
Interest Expense	53	1	3	8	65
Other Income (Expenses)	8	—	1	(1)	8
Preferred Stock Dividends	—	—	1	(1)	—
Income Tax Expense (Benefit)	9	6	—	(1)	14
Net Income from Continuing Operations	47	10	10	1	68
Total Assets	11,473	544	1,487	1,684	15,188
Construction Expenditures	$280	$5	$—	$6	$291

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in the Corporate and Other segment and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(4) million for Operating Revenue, $(6) million for Operating Expenses, $(5) million for Interest Income, $(5) million for Interest Expense and $(1) million for Preferred Stock Dividends.
(b)	Includes depreciation and amortization expense of $110 million, consisting of $99 million for Power Delivery, $6 million for Pepco Energy Services, $1 million for Other Non-Regulated and $4 million for Corporate and Other.

	Three Months Ended March 31, 2011
	(millions of dollars)
	Power Delivery	Pepco Energy Services	Other Non- Regulated	Corporate and Other (a)	PHI Consolidated
Operating Revenue	$1,249	$373	$14	$(2)	$1,634
Operating Expenses (b)	1,131	357	2	(5)	1,485
Operating Income	118	16	12	3	149
Interest Income	—	—	1	(1)	—
Interest Expense	50	1	3	8	62
Other Income (Expenses)	8	1	(1)	1	9
Preferred Stock Dividends	—	—	1	(1)	—
Income Tax Expense (Benefit)	29	6	2	(3)	34
Net Income (Loss) from Continuing Operations	47	10	6	(1)	62
Total Assets (excluding Assets Held For Sale)	10,667	613	1,645	1,295	14,220
Construction Expenditures	$160	$1	$—	$10	$171

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in the Corporate and Other segment and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(2) million for Operating Revenue, $(2) million for Operating Expenses, $(5) million for Interest Income, $(4) million for Interest Expense and $(1) million for Preferred Stock Dividends.
(b)	Includes depreciation and amortization expense of $105 million, consisting of $97 million for Power Delivery, $4 million for Pepco Energy Services and $4 million for Corporate and Other.

PEPCO HOLDINGS

(6) GOODWILL

PHI’s goodwill balance of $1.4 billion was unchanged during the three months ended March 31, 2012. Substantially all of PHI’s goodwill balance was generated by Pepco’s acquisition of Conectiv in 2002 and is allocated entirely to the Power Delivery reporting unit based on the aggregation of its regulated public utility company components for purposes of assessing impairment under FASB guidance on goodwill and other intangibles (ASC 350).

PHI’s annual impairment test as of November 1, 2011 indicated that goodwill was not impaired. For the three months ended March 31, 2012, PHI concluded that there were no events requiring it to perform an interim goodwill impairment test. PHI will perform its next annual impairment test as of November 1, 2012.

(7) REGULATORY MATTERS

Rate Proceedings

Over the last several years, PHI’s utility subsidiaries have proposed in each of their respective jurisdictions the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. To date:

•

A bill stabilization adjustment (BSA) has been approved and implemented for Pepco and DPL electric service in Maryland and for Pepco electric service in the District of Columbia. The Maryland Public Service Commission (MPSC) has issued an order requiring modification of the BSA in Maryland so that revenues lost as a result of major storm outages are not collected through the BSA if electric service is not restored to the pre-major storm levels within 24 hours of the start of a major storm (as discussed below).

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

In an effort to reduce the shortfall in revenues due to the delay in time or lag between when costs are incurred and when they are reflected in rates (regulatory lag), Pepco and DPL have proposed, in each of their respective jurisdictions, a reliability investment recovery mechanism (RIM) to recover reliability-related capital expenditures incurred between base rate cases. Through the RIM, Pepco or DPL, as applicable, in each year would collect through a surcharge the amount of its reliability-related capital expenditures based on its budget for that year. The budgeted amount would be reconciled with actual capital expenditures on an annual basis and any over-recovery or under-recovery would be reflected in the next year’s surcharge. The work

PEPCO HOLDINGS

undertaken pursuant to the RIM would be subject to a prudency review by the applicable state regulatory commission in the next base rate case or at more frequent intervals as determined by such commission. Pepco’s or DPL’s respective operation and maintenance costs and other capital expenditures would remain subject to recovery through the traditional ratemaking process.

Pepco and DPL also have each requested, in each of their respective jurisdictions, public service commission approval of the use of fully forecasted test years in future rate cases. Traditionally, past test years with actual historical costs are used for ratemaking purposes; however, fully forecasted test years would be comprised of forward-looking costs. If approved, such fully forecasted test years would be more reflective of current costs and would mitigate the effects of regulatory lag.

Delaware

Gas Cost Rates

DPL makes an annual Gas Cost Rate (GCR) filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. In August 2011, DPL made its 2011 GCR filing. The filing includes the second year of the effect of a two-year amortization of under-recovered gas costs that had been proposed, and approved by the DPSC, in DPL’s 2010 GCR filing (the settlement approved by the DPSC in the 2010 GCR case included the first year of such two-year amortization). The rates proposed in the 2011 GCR, which include the second year of the two-year amortization approved in the 2010 GCR case, would result in a GCR decrease for the typical retail natural gas customer of 5.6% in the level of GCR. On September 20, 2011, the DPSC issued an order allowing DPL to place the new rates into effect on November 1, 2011, subject to refund and pending final DPSC approval. The parties to the 2011 GCR proceeding have executed a settlement agreement that recommends approval of the 2011 GCR as filed. A DPSC decision on the settlement agreement is expected during the third quarter of 2012.

On February 21, 2012, DPL submitted its application for a waiver under its GCR tariff, which requires DPL to request an interim GCR rate increase when the under-recovery exceeds 6.0%. The DPSC granted the waiver on March 6, 2012.

Electric Distribution Base Rates

On December 2, 2011, DPL submitted an application with the DPSC to increase its electric distribution base rates. The filing seeks approval of an annual rate increase of approximately $31.8 million, based on a requested return on equity (ROE) of 10.75%, and requests approval of implementation of the MFVRD. DPL requested that the rates become effective on January 31, 2012. The filing includes a request for DPSC approval of a RIM and the use of fully forecasted test years in future DPL rate cases. On January 10, 2012, the DPSC entered an order suspending the full increase and allowing a temporary rate increase of $2.5 million to go into effect on January 31, 2012, subject to refund and pending final DPSC approval. As permitted by Delaware law, DPL intends to place the remainder of approximately $29.3 million of the requested increase into effect on July 2, 2012, subject to refund and pending final DPSC approval. A decision by the DPSC is expected by the end of 2012.

District of Columbia

On July 8, 2011, Pepco filed an application with the District of Columbia Public Service Commission (DCPSC) to increase its electric distribution base rates by approximately $42 million annually, based on a requested ROE of 10.75%. The filing includes a request for DCPSC approval of a RIM and the use of fully forecasted test years in future Pepco rate cases. A decision by the DCPSC is expected in the third quarter of 2012.

PEPCO HOLDINGS

Maryland

DPL Electric Distribution Base Rates

On December 9, 2011, DPL submitted an application with the MPSC to increase its electric distribution base rates. The filing seeks approval of an annual rate increase of approximately $25.2 million, based on a requested ROE of 10.75%. The filing includes a request for MPSC approval of a RIM and the use of fully forecasted test years in future DPL rate cases. A decision by the MPSC is expected in July 2012.

Pepco Electric Distribution Base Rates

On December 16, 2011, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing seeks approval of an annual rate increase of approximately $68.4 million, based on a requested ROE of 10.75%. The filing includes a request for MPSC approval of a RIM and the use of fully forecasted test years in future Pepco rate cases. A decision by the MPSC is expected in July 2012.

Major Storm Damage Recovery Proceedings

In February 2011, the MPSC initiated proceedings involving Pepco and DPL, as well as unaffiliated utilities in Maryland, for the purpose of reviewing how the BSA operates to recover revenues lost as a result of major storm outages. On January 25, 2012, the MPSC issued an order modifying the BSA to prevent the Maryland utilities, including Pepco and DPL, from collecting lost utility revenue through the BSA if electric service is not restored to the pre-major storm levels within 24 hours of the start of a major storm (defined by the MPSC as a weather-related event during which more than the lesser of 10% or 100,000 of an electric utility’s customers have a sustained outage for more than 24 hours). The period for which the lost utility revenue may not be collected through the BSA commences 24 hours after the start of the major storm and continues until all major storm-related outages are restored. The MPSC stated that waivers permitting collection of BSA revenues would be granted in rare and extraordinary circumstances where a utility can show that an outage was not due to inadequate emphasis on reliability and restoration efforts were reasonable under the circumstances. A similar provision excluding revenues lost as a result of major storm outages from the calculation of future BSA adjustments is already included in the BSA for Pepco in the District of Columbia as approved by the DCPSC. The financial impact of service interruptions due to a major storm as a result of this MPSC order would generally depend on the scope and duration of the outages.

New Jersey

Electric Distribution Base Rates

On August 5, 2011, ACE filed a petition with the NJBPU to increase its electric distribution rates by the net amount of approximately $58.9 million (increased to approximately $80.2 million on February 24, 2012, to reflect the 2011 test year), based on a requested ROE of 10.75% (the ACE 2011 Base Rate Case). The modified net increase consists of a rate increase proposal of approximately $90.3 million, less a deduction from base rates of approximately $17 million attributable to excess depreciation expenses, plus approximately a $6.3 million increase in sales-and-use taxes and an upward adjustment of approximately $0.6 million in the Regulatory Asset Recovery Charge. A decision in the electric distribution rate case is expected by the end of 2012.

Infrastructure Investment Program

In July 2009, the NJBPU approved certain rate recovery mechanisms in connection with ACE’s Infrastructure Investment Program (the IIP). In exchange for the increase in infrastructure investment, the NJBPU, through

PEPCO HOLDINGS

the IIP, allowed recovery of ACE’s infrastructure investment capital expenditures through a special rate outside the normal rate recovery mechanism of a base rate filing. The IIP was designed to stimulate the New Jersey economy and provide incremental employment in ACE’s service territory by increasing the infrastructure expenditures to a level above otherwise normal budgeted levels. In an October 18, 2011 petition (subsequently amended December 16, 2011) with the NJBPU, ACE requested an extension and expansion to the IIP under which ACE proposes to spend approximately $63 million, $94 million and $81 million in calendar years 2012, 2013 and 2014, respectively, on non-revenue reliability-related capital expenditures. As proposed, capital expenditures related to the proposed special rate would be subject to annual reconciliation and approval by the NJBPU. A decision by the NJBPU on ACE’s IIP filing is expected by the end of the third quarter of 2012.

Storm Damage Restoration Costs Recovery

In August 2011, ACE filed a petition with the NJBPU seeking authorization for deferred accounting treatment of uninsured incremental storm damage restoration costs not otherwise recovered through base rates. In that petition, ACE sought deferred accounting treatment for recovery of storm costs of approximately $8 million incurred during Hurricane Irene, which impacted ACE’s service territory in the third quarter of 2011. In an order dated December 15, 2011, the NJBPU directed that this petition be transmitted to the Office of Administrative Law with a request that the matter be consolidated with the ACE 2011 Base Rate Case, discussed above.

Update and Reconciliation of Certain Under-Recovered Balances

In February 2012, ACE filed a petition with the NJBPU seeking to reconcile and update several pass-through charges related to (i) the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the NUGs, (ii) costs related to surcharges that fund several statewide social programs and ACE’s uncollected accounts, and (iii) operating costs associated with ACE’s residential appliance cycling program. The filing proposes to recover the projected deferred under-recovered balance related to the NUGs of $113.8 million as of May 31, 2012 through a four-year amortization schedule. The net impact of adjusting the charges as proposed (including both the annual impact of the proposed four-year amortization of the historical under-recovered balances related to the NUGs and the going-forward cost recovery of all the other components for the period June 1, 2012 through May 31, 2013, and including associated changes in sales-and-use taxes), is an overall annual rate increase of approximately $54.5 million. A decision by the NJBPU on this filing is expected by the end of the second quarter of 2012.

Maryland Public Service Commission New Generation Contract Requirement

On September 29, 2009, the MPSC initiated an investigation into whether the EDCs in Maryland should be required to enter into long-term contracts with entities that construct, acquire or lease, and operate, new electric generation facilities in Maryland.

The MPSC issued an order on April 12, 2012, in which it determined that there is a need for one new power plant in the range of 650 to 700 MW beginning in 2015. The order requires Pepco, DPL and Baltimore Gas and Electric Company to negotiate and enter into a contract with the winning bidder in amounts proportionate to their relative SOS loads. Under the contract, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with a commercial operation date of June 1, 2015. The order acknowledges the EDCs’ concerns about the requirements of the contract and directs them to negotiate with the winning bidder and submit any proposed changes in the contract to the MPSC for approval. The order further specifies that the EDCs entering into the contract will recover the associated costs from their respective SOS customers through surcharges. PHI is evaluating the impact of the order on each of Pepco and DPL, and, at this time, cannot predict (i) the extent of the negative effect that the order and, once finalized, the contract for new generation, may have on PHI’s, Pepco’s and DPL’s balance sheets, as well as their respective credit metrics, as

PEPCO HOLDINGS

calculated by independent rating agencies that evaluate and rate PHI, Pepco and DPL and each of their debt issuances, (ii) the effect on Pepco’s and DPL’s ability to recover their associated costs of the contract for new generation if a significant number of SOS customers elect to buy their energy from alternative energy suppliers, and (iii) the effect of the order on the financial condition, results of operations and cash flows of each of PHI, Pepco and DPL. On April 27, 2012, a group of generators operating in the PJM region filed a complaint in the United States District Court for the Northern District of Maryland challenging the MPSC’s order on the grounds that that such order violated the commerce clause and the supremacy clause of the U.S. Constitution. PHI continues to evaluate whether to seek judicial review of the MPSC’s order.

ACE Standard Offer Capacity Agreements

In April 2011, ACE entered into three SOCAs by order of the NJBPU, each with a different generation company, as more fully described in Note (2), “Significant Accounting Policies – Consolidation of Variable Interest Entities – ACE Standard Offer Capacity Agreements.” ACE and the other New Jersey EDCs entered the SOCAs under protest based on concerns about the potential cost to distribution customers. In May 2011, the NJBPU denied a joint motion for reconsideration of its order requiring each of the EDCs to enter into the SOCAs. In June 2011, ACE and the other EDCs filed appeals related to the NJBPU orders with the Appellate Division of the New Jersey Superior Court. On March 5, 2012, the court remanded the case to the NJBPU with instructions to refer the case to an Administrative Law Judge for further consideration.

In February 2011, ACE joined other plaintiffs in an action filed in the United States District Court for the District of New Jersey challenging the constitutionality of the New Jersey law under which the SOCAs were established. ACE and the other plaintiffs filed a motion for summary judgment with the United States District Court for the District of New Jersey in December 2011. Cross motions for summary judgment were filed in January 2012. The motions remain pending.

In October 2011 and January 2012, respectively, two of the three generation companies sent notices of dispute under the SOCA to ACE. The notices of dispute allege that certain actions taken by PJM will have an adverse effect on the generation company’s ability to clear the PJM auction, which is required for payment under the SOCA. As of February 2012, the two generation companies had filed petitions with the NJBPU seeking to amend their respective SOCAs. One of the generation companies seeks to postpone the effective date (currently expected to be in 2015) of the SOCA until the litigation is complete. The other generation company proposes to adjust the payment terms of the SOCA to reflect the total expected revenues under the original bid, which the generation company alleges may be in jeopardy if it were unable to clear in the PJM auction commencing in 2015. ACE does not believe that a dispute exists under the SOCAs and is disputing the amendment of the SOCAs jointly with the other EDCs. ACE does not believe the impact of either of such SOCA amendments would be material, although the result of such amendments, if approved, may be to prolong the term of one or both SOCAs. In April 2012, the NJBPU issued an order consolidating the two matters. A decision is expected in the second quarter of 2012.

(8) LEASING ACTIVITIES

Investment in Finance Leases Held in Trust

PHI has a portfolio of cross-border energy lease investments (the lease portfolio) consisting of hydroelectric generation facilities, coal-fired electric generation facilities and natural gas distribution networks located outside of the United States. Each lease investment is comprised of a number of leases. As of March 31, 2012 and December 31, 2011, the lease portfolio consisted of seven investments with an aggregate book value of $1.4 billion and $1.3 billion, respectively.

PEPCO HOLDINGS

The components of the cross-border energy lease investments as of March 31, 2012 and as of December 31, 2011 are summarized below:

	March 31, 2012	December 31, 2011
	(millions of dollars)
Scheduled lease payments to PHI, net of non-recourse debt	$2,120	$2,120
Less: Unearned and deferred income	(758)	(771)

Investment in finance leases held in trust	1,362	1,349
Less: Deferred income tax liabilities	(797)	(793)

Net investment in finance leases held in trust	$565	$556

Income recognized from cross-border energy lease investments was comprised of the following for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Pre-tax income from PHI’s cross-border energy lease investments (included in Other Revenue)	$13	$14
Income tax expense	1	4

Net income from PHI’s cross-border energy lease investments	$12	$10

To ensure credit quality, PHI regularly monitors the financial performance and condition of the lessees under its cross-border energy lease investments. Changes in credit quality are also assessed to determine if they should be reflected in the carrying value of the leases. PHI reviews each lessee’s performance versus annual compliance requirements set by the terms and conditions of the leases. This includes a comparison of published credit ratings to minimum credit rating requirements in the leases for lessees with public credit ratings. In addition, PHI routinely meets with senior executives of the lessees to discuss their company and asset performance. If the annual compliance requirements or minimum credit ratings are not met, remedies are available under the leases. At March 31, 2012, all lessees were in compliance with the terms and conditions of their lease agreements.

The table below shows PHI’s net investment in these leases by the published credit ratings of the lessees as of March 31, 2012 and December 31, 2011:

Lessee Rating (a)	March 31, 2012	December 31, 2011
	(millions of dollars)
Rated Entities
AA/Aa and above	$746	$737
A	616	612

Total	$1,362	$1,349

(a)	Excludes the credit ratings associated with collateral posted by the lessees in these transactions.

PEPCO HOLDINGS

(9) PENSION AND OTHER POSTRETIREMENT BENEFITS

The following Pepco Holdings information is for the three months ended March 31, 2012 and 2011:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(millions of dollars)
Service cost	$11	$10	$1	$2
Interest cost	26	26	9	9
Expected return on plan assets	(34)	(31)	(5)	(5)
Amortization of prior service cost	—	—	(1)	(1)
Amortization of net actuarial loss	14	13	5	4

Net periodic benefit cost	$17	$18	$9	$9

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

Pension Contributions

PHI’s funding policy with regard to PHI’s non-contributory retirement plan (the PHI Retirement Plan) is to maintain a funding level that is at least equal to the target liability as defined under the Pension Protection Act of 2006. In the first quarter of 2012, Pepco, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $85 million, $85 million and $30 million, respectively, which is expected to bring the PHI Retirement Plan assets to at least the funding target level for 2012 under the Pension Protection Act. In the first quarter of 2011, Pepco, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $40 million, $40 million and $30 million, which brought plan assets to the funding target level for 2011 under the Pension Protection Act.

(10) DEBT

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

PEPCO HOLDINGS

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of March 31, 2012.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At March 31, 2012 and December 31, 2011, the amount of cash plus unused borrowing capacity under the credit facility available to meet the future liquidity needs of PHI and its utility subsidiaries on a consolidated basis totaled $679 million and $1 billion, respectively. PHI’s utility subsidiaries had combined cash and unused borrowing capacity under the credit facility of $452 million and $711 million at March 31, 2012 and December 31, 2011, respectively.

Commercial Paper

PHI, Pepco, DPL and ACE maintain on-going commercial paper programs to address short-term liquidity needs. As of March 31, 2012, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $250 million, respectively, subject to available borrowing capacity under the credit facility. In January 2012, the Board of Directors approved an increase in PHI’s maximum to $1.25 billion, which has not been put into effect as of March 31, 2012.

PHI, Pepco and DPL had $521 million, $204 million and $133 million, respectively, of commercial paper outstanding at March 31, 2012. ACE did not issue commercial paper during the first quarter of 2012 and had no commercial paper outstanding at March 31, 2012. The weighted average interest rate for commercial paper issued by PHI, Pepco and DPL during the three months ended March 31, 2012 was 0.75%, 0.40% and 0.39%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco and DPL during the three months ended March 31, 2012 was twelve, five and four days, respectively.

Other Financing Activities

In January 2012, ACE Funding made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $2 million on its Series 2003-1 Bonds, Class A-2.

PEPCO HOLDINGS

Financing Activities Subsequent to March 31, 2012

Bond Payments

In April 2012, ACE Funding made principal payments of $6 million on its Series 2002-1 Bonds, Class A-3, and $2 million on its Series 2003-1 Bonds, Class A-2.

Bond Issuance

In April 2012, Pepco issued $200 million of 3.05% first mortgage bonds due April 1, 2022. Proceeds from the issuance of the long-term debt were primarily used to repay Pepco’s outstanding commercial paper that was issued to temporarily fund capital expenditures and working capital, to redeem, prior to maturity, all of the $38.3 million outstanding of the 5.375% pollution control revenue refunding bonds due February 15, 2024 issued by the Industrial Development Authority of the City of Alexandria, Virginia, on Pepco’s behalf and for general corporate purposes.

Bond Redemption

On April 30, 2012, all of the $38.3 million of the outstanding 5.375% pollution control revenue refunding bonds were redeemed as noted in the preceding paragraph. In connection with such redemption, Pepco redeemed all of the $38.3 million outstanding of its 5.375% first mortgage bonds due February 15, 2024 that secured the obligations under such pollution control bonds.

Term Loan Agreement

On April 24, 2012, PHI entered into a $200 million term loan agreement, pursuant to which PHI has borrowed (and may not reborrow) $200 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to LIBOR with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.875%. PHI’s Eurodollar borrowings under the loan agreement may be converted into floating rate loans under certain circumstances, and, in that event, for so long as any loan remains a floating rate loan, interest would accrue on that loan at a rate per year equal to (i) the highest of (a) the prevailing prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the one-month Eurodollar rate plus 1%, plus (ii) a margin of 0.875%. As of April 24, 2012, outstanding borrowings under the loan agreement bore an annual interest rate of 1.115%, which is subject to adjustment from time to time. All borrowings under the loan agreement are unsecured, and the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement, must be repaid in full on or before April 23, 2013.

PHI intends to use the net proceeds of the borrowings under the loan agreement to repay outstanding commercial paper obligations and for general corporate purposes. Under the terms of the loan agreement, PHI must be in compliance with specified covenants, including (i) the requirement that PHI maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the loan agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than certain permitted sales and dispositions, and (iii) a restriction on the incurrence of liens (other than liens permitted by the loan agreement) on the assets of PHI or any of its significant subsidiaries. The loan agreement does not include any rating triggers.

Collateral Requirements of Pepco Energy Services

In the ordinary course of its energy supply business, which is in the process of being wound down, Pepco Energy Services enters into various contracts to buy and sell electricity, fuels and related products, including derivative instruments, designed to reduce its financial exposure to changes in the value of its assets and obligations due to energy price fluctuations. These contracts typically have collateral requirements. Depending on the contract terms, the collateral required to be posted by Pepco Energy Services can be of varying forms, including cash and letters of credit.

PEPCO HOLDINGS

As of March 31, 2012, Pepco Energy Services had posted net cash collateral of $92 million and letters of credit of $1 million. At December 31, 2011, Pepco Energy Services had posted net cash collateral of $112 million and letters of credit of $1 million.

At March 31, 2012 and December 31, 2011, the amount of cash, plus borrowing capacity under PHI’s credit facility available to meet the future liquidity needs of Pepco Energy Services totaled $227 million and $283 million, respectively.

(11) INCOME TAXES

A reconciliation of PHI’s consolidated effective income tax rate from continuing operations is as follows:

	Three Months Ended March 31,
	2012		2011
	(millions of dollars)
Income tax at Federal statutory rate	$29	35.0%	$33	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	4	4.9	5	5.0
Asset removal costs	(3)	(3.7)	(1)	(0.7)
Cross-border energy lease investments	(1)	(1.2)	(1)	(1.2)
Change in estimates and interest related to uncertain and effectively settled tax positions	(13)	(15.9)	1	1.2
Investment tax credits	(1)	(1.2)	(1)	(1.2)
Permanent differences related to deferred compensation	(1)	(1.2)	(2)	(2.2)
Other, net	—	0.4	—	(0.5)

Consolidated income tax expense related to continuing operations	$14	17.1%	$34	35.4%

PHI’s consolidated effective tax rates for the three months ended March 31, 2012 and 2011 were 17.1% and 35.4%, respectively. The decrease in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions in the first quarter of 2012, primarily due to the effective settlement with the Internal Revenue Service (IRS) with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position in Pepco. The effective rate was further decreased as a result of the increase in asset removal costs in Pepco in 2012 primarily related to a higher level of asset retirements.

PEPCO HOLDINGS

(12) EQUITY AND EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

PHI’s basic and diluted earnings per share (EPS) calculations are shown below:

	Three Months Ended March 31,
	2012	2011
	(millions of dollars, except per share data)
Income (Numerator):
Net income from continuing operations	$68	$62
Net income from discontinued operations	—	2

Net income	$68	$64

Shares (Denominator) (in millions):
Weighted average shares outstanding for basic computation:
Average shares outstanding	228	225
Adjustment to shares outstanding	—	—

Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	228	225
Net effect of potentially dilutive shares (a)	—	—

Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	228	225

Basic and Diluted Earnings per Share
Earnings per share of common stock from continuing operations	$0.30	$0.27
Earnings per share of common stock from discontinued operations	—	0.01

Basic and diluted earnings per share	$0.30	$0.28

(a)	The number of options to purchase shares of common stock that were excluded from the calculation of diluted EPS because they were anti-dilutive was 3,000 and 133,066 for the three months ended March 31, 2012 and 2011, respectively.

Equity Forward Transaction

On March 5, 2012, PHI entered into an equity forward transaction in connection with a public offering of 17,922,077 shares of PHI common stock. The use of an equity forward transaction substantially eliminates future equity market price risk by fixing a common equity offering sales price under the then existing market conditions, while mitigating immediate share dilution resulting from the offering by postponing the actual issuance of common stock until funds are needed in accordance with PHI’s capital investment and regulatory plans.

Pursuant to the terms of this transaction, a forward counterparty borrowed 17,922,077 shares of PHI’s common stock from third parties and sold them to a group of underwriters for $19.25 per share, less an underwriting discount equal to $0.67375 per share. Under the terms of the equity forward transaction, to the extent that the transaction is physically settled, PHI would be required to issue and deliver shares of PHI common stock to the forward counterparty at the then applicable forward sale price. The forward sale price was initially determined to be $18.57625 per share at the time the equity forward transaction was entered into, and the amount of cash to be received by PHI upon physical settlement of the equity forward is subject to certain adjustments in accordance with the terms of the equity forward transaction. The equity forward transaction must be settled fully within 12 months of the transaction date. Except in specified circumstances or events that would require physical settlement, PHI is able to elect to settle the equity forward transaction by means of physical, cash or net share settlement, and in whole or in part, at any time on or prior to March 5, 2013.

PEPCO HOLDINGS

The equity forward transaction has no initial fair value since it was entered into at the then market price of the common stock. PHI will not receive any proceeds from the sale of common stock until the equity forward transaction is settled, and at that time PHI will record the proceeds, if any, in equity. PHI concluded that the equity forward transaction was an equity instrument based on the accounting guidance in ASC 480 and ASC 815 and that it qualified for an exception from derivative accounting under ASC 815 because the forward sale transaction was indexed to its own stock. Currently, PHI anticipates settling the equity forward transaction through physical settlement.

At March 31, 2012, the equity forward transaction could have been settled with physical delivery of the shares to the forward counterparty in exchange for cash of $328 million. At March 31, 2012, the equity forward transaction could also have been cash settled, with delivery of cash of approximately $14 million to the forward counterparty, or net share settled with delivery of approximately 740,000 shares of common stock to the forward counterparty.

Prior to its settlement, the equity forward transaction will be reflected in PHI’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PHI’s common stock used in calculating diluted earnings per share for a reporting period is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the equity forward transaction less the number of shares that could be purchased by PHI in the market (based on the average market price during that reporting period) using the proceeds receivable upon settlement (based on the adjusted forward sale price at the end of that reporting period). The excess number of shares is weighted for the portion of the reporting period in which the equity forward transaction is outstanding.

Accordingly, before physical or net share settlement of the equity forward transaction, and subject to the occurrence of certain events, PHI anticipates that the forward sale agreement will have a dilutive effect on PHI’s earnings per share only during periods when the applicable average market price per share of PHI’s common stock is above the per share adjusted forward sale price, as described above. However, if PHI decides to physically or net share settle the forward sale agreement, any delivery by PHI of shares upon settlement could result in dilution to PHI’s earnings per share.

For the three months ended March 31, 2012, the equity forward transaction did not have a material dilutive effect on PHI’s earnings per share.

(13) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

PEPCO HOLDINGS

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

The tables below identify the balance sheet location and fair values of derivative instruments as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
Balance Sheet Caption	Derivatives Designated as Hedging Instruments (a)	Other Derivative Instruments (b)	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$9	$8	$17	$(11)	$6
Derivative assets (non-current assets)	—	1	1	—	1

Total Derivative assets	9	9	18	(11)	7

Derivative liabilities (current liabilities)	(38)	(50)	(88)	63	(25)
Derivative liabilities (non-current liabilities)	(8)	(6)	(14)	12	(2)

Total Derivative liabilities	(46)	(56)	(102)	75	(27)

Net Derivative (liability) asset	$(37)	$(47)	$(84)	$64	$(20)

(a)	Amounts included in Derivatives Designated as Hedging Instruments primarily consist of derivatives that were designated as cash flow hedges prior to Pepco Energy Services’ election to discontinue cash flow hedge accounting for these derivatives.
(b)	Amounts included in Other Derivative Instruments include gains or losses on gas derivatives that are not accounted for as cash flow hedges subsequent to Pepco Energy Services’ election to discontinue cash flow hedge accounting.

PEPCO HOLDINGS

	As of December 31, 2011
Balance Sheet Caption	Derivatives Designated as Hedging Instruments (a)	Other Derivative Instruments (b)	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$17	$6	$23	$(18)	$5
Derivative assets (non-current assets)	—	1	1	(1)	—

Total Derivative assets	17	7	24	(19)	5

Derivative liabilities (current liabilities)	(55)	(48)	(103)	77	(26)
Derivative liabilities (non-current liabilities)	(11)	(10)	(21)	15	(6)

Total Derivative liabilities	(66)	(58)	(124)	92	(32)

Net Derivative (liability) asset	$(49)	$(51)	$(100)	$73	$(27)

(a)	Amounts included in Derivatives Designated as Hedging Instruments primarily consist of derivatives that were designated as cash flow hedges prior to Pepco Energy Services’ election to discontinue cash flow hedge accounting for these derivatives.
(b)	Amounts included in Other Derivative Instruments include gains or losses on gas derivatives that are not accounted for as cash flow hedges subsequent to Pepco Energy Services’ election to discontinue cash flow hedge accounting.

Under FASB guidance on the offsetting of balance sheet accounts (ASC 210-20), PHI offsets the fair value amounts recognized for derivative instruments and the fair value amounts recognized for related collateral positions executed with the same counterparty under master netting agreements. The amount of cash collateral that was offset against these derivative positions is as follows:

	March 31, 2012	December 31, 2011
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim (a)	$64	$73

(a)	Includes cash deposits on commodity brokerage accounts

As of March 31, 2012 and December 31, 2011, all PHI cash collateral pledged related to derivative instruments accounted for at fair value was entitled to offset under master netting agreements.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

Pepco Energy Services

For energy commodity contracts that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCL and is reclassified into income in the same period or periods during which the hedged transactions affect income. Gains and losses on the derivative that are related to hedge ineffectiveness or the forecasted hedged transaction being probable not to occur, are recognized in income. Pepco Energy Services has elected to no longer apply cash flow hedge accounting to certain of its electricity derivatives and all of its natural gas derivatives. Amounts included in AOCL for these cash flow hedges as of March 31, 2012 represent net losses on derivatives prior to the election to discontinue cash flow hedge accounting less amounts reclassified into income as the hedged transactions occur or because the hedged transactions were deemed probable not to occur. Gains or losses on these derivatives after the election to discontinue cash flow hedge accounting are recognized directly in income.

PEPCO HOLDINGS

The cash flow hedge activity during the three months ended March 31, 2012 and 2011 is provided in the tables below:

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Amount of net pre-tax loss arising during the period included in accumulated other comprehensive loss	$—	$(1)

Amount of net pre-tax loss reclassified into income:
Effective portion:
Fuel and purchased energy	13	27
Ineffective portion: (a)
Revenue	—	—

Total net pre-tax loss reclassified into income	13	27

Net pre-tax gain on commodity derivatives included in accumulated other comprehensive loss	$13	$26

(a)	For the three months ended March 31, 2012 and 2011, no amounts were reclassified from AOCL to income because it was deemed probable that the forecasted hedged transactions would not occur.

As of March 31, 2012 and December 31, 2011, Pepco Energy Services had the following types and quantities of outstanding energy commodity contracts employed as cash flow hedges of forecasted purchases and forecasted sales.

	Quantities
Commodity	March 31, 2012	December 31, 2011
Forecasted Purchases Hedges
Natural gas (One Million British Thermal Units (MMBtu))	—	—
Electricity (Megawatt hours (MWh))	246,680	614,560
Electricity capacity (MW-Days)	—	—
Forecasted Sales Hedges
Electricity (MWh)	246,680	614,560

Power Delivery

All premiums paid and other transaction costs incurred as part of DPL’s natural gas hedging activity, in addition to all of DPL’s gains and losses related to hedging activities, are deferred under FASB guidance on regulated operations until recovered from customers based on the fuel adjustment clause approved by the DPSC. The following table indicates the amount of the net unrealized derivative losses arising during the period included in Regulatory assets and the realized losses recognized in the consolidated statements of income for the three months ended March 31, 2012 and 2011 associated with cash flow hedges:

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Net unrealized (loss) gain arising during the period included in Regulatory assets	$—	$—
Net realized loss recognized in Fuel and purchased energy expense	—	(2)

PEPCO HOLDINGS

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss

The tables below provide details regarding effective cash flow hedges included in PHI’s consolidated balance sheets as of March 31, 2012 and 2011. Cash flow hedges are marked to market on the consolidated balance sheets with corresponding adjustments to AOCL for effective cash flow hedges. As of March 31, 2012, $33 million of the losses in AOCL were associated with derivatives that Pepco Energy Services previously designated as cash flow hedges. Although Pepco Energy Services no longer designates these derivatives as cash flow hedges, gains or losses previously deferred in AOCL prior to the decision to discontinue cash flow hedge accounting will remain in AOCL until the hedged forecasted transaction occurs unless it is deemed probable that the hedged forecasted transaction will not occur. The data in the following tables indicate the cumulative net loss after-tax related to effective cash flow hedges by contract type included in AOCL, the portion of AOCL expected to be reclassified to income during the next 12 months, and the maximum hedge or deferral term:

	As of March 31, 2012
Contracts	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months	Maximum Term
	(millions of dollars)
Energy commodity (a)	$21	$17	26 months
Interest rate	10	1	245 months

Total	$31	$18

(a)	The unrealized derivative losses recorded in AOCL relate to forecasted physical natural gas and electricity purchases which are used to supply retail natural gas and electricity contracts that are in gain positions and subject to accrual accounting. Under accrual accounting, no asset is recorded on PHI’s consolidated balance sheet and the purchase cost is not recognized until the period of distribution.

	As of March 31, 2011
Contracts	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months	Maximum Term
	(millions of dollars)
Energy commodity (a)	$62	$38	38 months
Interest rate	11	1	257 months

Total	$73	$39

(a)	The unrealized derivative losses recorded in AOCL relate to forecasted physical natural gas and electricity purchases which are used to supply retail natural gas and electricity contracts that are in gain positions and subject to accrual accounting. Under accrual accounting, no asset is recorded on PHI’s consolidated balance sheet and the purchase cost is not recognized until the period of distribution.

Other Derivative Activity

Pepco Energy Services

Pepco Energy Services holds certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the balance sheet with changes in fair value recorded through income.

PEPCO HOLDINGS

For the three months ended March 31, 2012 and 2011, the amount of the derivative gain (loss) for Pepco Energy Services recognized in income is provided in the table below:

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Reclassification to realized on settlement of contracts	$10	$(4)
Unrealized mark-to-market loss	(10)	—

Total net loss	$—	$(4)

As of March 31, 2012 and December 31, 2011, Pepco Energy Services had the following net outstanding commodity forward contract quantities and net position on derivatives that did not qualify for hedge accounting:

	March 31, 2012		December 31, 2011
Commodity	Quantity	Net Position	Quantity	Net Position
Financial transmission rights (MWh)	79,607	Long	267,480	Long
Electric capacity (MW–Days)	5,185	Long	12,920	Long
Electric (MWh)	657,240	Long	788,280	Long
Natural gas (MMBtu)	15,037,300	Long	24,550,257	Long

Power Delivery

DPL holds certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the consolidated balance sheets with the gain or loss for the change in fair value recorded in income. In accordance with FASB guidance on regulated operations, offsetting regulatory liabilities or regulatory assets are recorded on the consolidated balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause. For the three months ended March 31, 2012 and 2011, the net unrealized derivative losses arising during the period included in Regulatory assets and the net realized losses recognized in the consolidated statements of income are provided in the table below:

	Three Months Ended March 31,
	2012	2011
Net unrealized gain (loss) arising during the period included in Regulatory assets	$(4)	$(1)
Net realized loss recognized in Fuel and purchased energy expense	(7)	(7)

As of March 31, 2012 and December 31, 2011, DPL had the following net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting:

	March 31, 2012		December 31, 2011
Commodity	Quantity	Net Position	Quantity	Net Position
Natural gas (MMBtu)	4,109,100	Long	6,161,200	Long

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

Under the ISDA or similar agreements, the parties establish a dollar threshold of unsecured credit for each party in excess of which the party would be required to post collateral to secure its obligations to the other party. The amount of the unsecured credit threshold varies according to the senior, unsecured debt rating of the respective parties or that of a guarantor of the party’s obligations. The fair values of all transactions between the parties are netted under the master netting provisions. Transactions may include derivatives accounted for on-balance sheet as well as those designated as normal purchases and normal sales that are accounted for off-balance sheet. If the aggregate fair value of the transactions in a net loss position exceeds the unsecured credit threshold, then collateral is required to be posted in an amount equal to the amount by which the unsecured credit threshold is exceeded. The obligations of Pepco Energy Services are usually guaranteed by PHI. The obligations of DPL are stand-alone obligations without the guaranty of PHI. If PHI’s or DPL’s debt rating were to fall below “investment grade,” the unsecured credit threshold would typically be set at zero and collateral would be required for the entire net loss position. Exchange-traded contracts are required to be fully collateralized without regard to the debt rating of the holder.

The gross fair values of PHI’s derivative liabilities with credit risk-related contingent features as of March 31, 2012 and December 31, 2011, were $40 million and $54 million, respectively, before giving effect to offsetting transactions or collateral under master netting agreements. As of March 31, 2012, PHI had posted no cash collateral against its gross derivative liability, resulting in a net liability of $40 million. As of December 31, 2011, PHI had posted cash collateral of $1 million against its gross derivative liability, resulting in a net liability of $53 million. If PHI’s and DPL’s debt ratings had been downgraded below investment grade as of March 31, 2012 and December 31, 2011, PHI’s net settlement amounts, including both the fair value of its derivative liabilities and its normal purchase and normal sale contracts in loss positions, would have been approximately $111 million and $124 million, respectively, and PHI would have been required to post additional collateral with the counterparties of approximately $111 million and $123 million, respectively. The net settlement and additional collateral amounts reflect the effect of offsetting transactions under master netting agreements.

PHI’s primary sources for posting cash collateral or letters of credit are its credit facility. At March 31, 2012 and December 31, 2011, the aggregate amount of cash plus borrowing capacity under the credit facility available to meet the future liquidity needs of PHI and its subsidiaries totaled $679 million and $1 billion, respectively, of which $227 million and $283 million, respectively, was available to Pepco Energy Services.

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

The following tables set forth, by level within the fair value hierarchy, PHI’s financial assets and liabilities (excluding Conectiv Energy assets and liabilities held for sale) that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments (b)
Electricity (c)	$3	$—	$3	$—
Cash equivalents
Treasury fund	70	70	—	—
Executive deferred compensation plan assets
Money market funds	16	16	—	—
Life insurance contracts	61	—	43	18

	$150	$86	$46	$18

LIABILITIES
Derivative instruments (b)
Electricity (c)	$31	$—	$31	$—
Natural gas (d)	56	42	—	14
Executive deferred compensation plan liabilities
Life insurance contracts	28	—	28	—

	$115	$42	$59	$14

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories.
(b)	The fair value of derivative assets and liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents wholesale electricity futures and swaps that are used mainly as part of Pepco Energy Services’ retail energy supply business.
(d)	Level 1 instruments represent wholesale gas futures and swaps that are used mainly as part of Pepco Energy Services’ retail energy supply business and level 3 instruments represent natural gas options purchased by DPL as part of a natural gas hedging program approved by the DPSC, as well as Pepco Energy Services physical basis contracts.

PEPCO HOLDINGS

	Fair Value Measurements at December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Cash equivalents
Treasury fund	$114	$114	$—	$—
Executive deferred compensation plan assets
Money market funds	18	18	—	—
Life insurance contracts	60	—	43	17

	$192	$132	$43	$17

LIABILITIES
Derivative instruments (b)
Electricity (c)	$32	$—	$32	$—
Natural gas (d)	67	50	—	17
Capacity	1	—	1	—
Executive deferred compensation plan liabilities
Life insurance contracts	28	—	28	—

	$128	$50	$61	$17

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents wholesale electricity futures and swaps that are used mainly as part of Pepco Energy Service’s retail energy supply business.
(d)	Level 1 instruments represent wholesale gas futures and swaps that are used mainly as part of Pepco Energy Services’ retail energy supply business and level 3 instruments represent natural gas options purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

PHI’s level 2 derivative instruments primarily consist of electricity derivatives at March 31, 2012. Level 2 power swaps are provided by a pricing service that uses liquid trading hub prices or liquid hub prices plus a congestion adder to estimate the fair value at zonal locations within trading hubs.

Executive deferred compensation plan assets consist of life insurance policies that are categorized as level 2 assets because they are priced based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of March 31, 2012. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

PEPCO HOLDINGS

Level 3 – Pricing inputs include significant inputs that are generally less observable than those from objective sources. Level 3 includes those financial instruments that are valued using models or other valuation methodologies.

Derivative instruments categorized as level 3 include natural gas options used by DPL as part of a natural gas hedging program approved by the DPSC and natural gas physical basis contracts held by Pepco Energy Services. DPL applies a Black-Scholes model to value its options, which contains inputs, such as the forward price curves, contract prices, contract volumes, the risk-free rate and the implied volatility factors, which are based on a range of historical NYMEX option prices. The implied volatility is a factor based on a range between 0.60 and 2.03. DPL maintains valuation policies and procedures and reviews the validity and relevance of the inputs used to estimate the fair value of its options. The natural gas physical basis contracts held by Pepco Energy Services are valued using liquid hub prices plus a congestion adder. The congestion adder is between the range of two cents to forty-three cents, which is an internally derived adder based on historical data and experience. Pepco Energy Services obtains the liquid hub prices from a third party and reviews the valuation methodologies, inputs, and reasonableness of the congestion adder on a quarterly basis.

The table below summarizes the primary unobservable inputs used to determine the fair value of PHI’s level 3 instruments and the range of values that could be used for those inputs as of March 31, 2012:

Type of Instrument	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range
	(millions of dollars)
Natural Gas Options	$12	Option model	Volatility Factor	0.60 – 2.03
Natural Gas Physical Basis Contracts	$2	Market comparable	Congestion adder	$0.02 – $0.43

PHI used values within these ranges as part of its fair value estimates, and a significant change in any of the unobservable inputs within these ranges would have an insignificant impact on the reported fair value as of March 31, 2012.

Executive deferred compensation plan assets and liabilities include certain life insurance policies that are valued using the cash surrender value of the policies, net of loans against those policies. The cash surrender values do not represent a quoted price in an active market; therefore, are unobservable and are categorized as level 3. Cash surrender values are provided by third parties and reviewed by PHI for reasonableness.

PEPCO HOLDINGS

Reconciliations of the beginning and ending balances of PHI’s fair value measurements using significant unobservable inputs (level 3) for the three months ended March 31, 2012 and 2011 are shown below:

	Three Months Ended March 31, 2012
	Natural Gas	Life Insurance Contracts
	(millions of dollars)
Beginning balance as of January 1	$(17)	$17
Total gains (losses) (realized and unrealized)
Included in income	—	1
Included in accumulated other comprehensive loss	—	—
Included in regulatory assets	(3)	—
Purchases	—	—
Issuances	—	—
Settlements	6	—
Transfers in (out) of level 3	—	—

Ending balance as of March 31	$(14)	$18

	Three Months Ended March 31, 2011
	Natural Gas	Life Insurance Contracts
	(millions of dollars)
Beginning balance as of January 1	$(23)	$19
Total gains (losses) (realized and unrealized)
Included in income	—	3
Included in accumulated other comprehensive loss	—	—
Included in regulatory assets	(1)	—
Purchases	—	—
Issuances	—	(1)
Settlements	5	(4)
Transfers in (out) of level 3	—	—

Ending balance as of March 31	$(19)	$17

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other income or Other operation and maintenance expense for the periods below were as follows:

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Total net gains included in income for the period	$1	$3

Change in unrealized gains relating to assets still held at reporting date	$1	$1

PEPCO HOLDINGS

Other Financial Instruments

The estimated fair values of PHI’s debt instruments that are measured at amortized cost in PHI’s consolidated financial statements and the associated level of the estimates within the fair value hierarchy as of March 31, 2012 are shown in the table below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

	Fair Value Measurements at March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$4,569	$408	$3,681	$480
Transition Bonds issued by ACE Funding (b)	370	—	370	—
Long-term project funding	15	—	—	15

	$4,954	$408	$4,051	$495

(a)	The carrying amount for Long-term debt is $3,868 million as of March 31, 2012.
(b)	The carrying amount for Transition Bonds issued by ACE Funding, including amounts due within one year, is $323 million as of March 31, 2012.

The fair value of Long-term debt categorized as level 1 is based on actual quoted trade prices for the debt in active markets on the measurement date.

The fair value of Long-term debt and Transition Bonds issued by ACE Funding categorized as level 2 is based on a blend of quoted prices for the debt and quoted prices for similar debt in active markets, but not on the measurement date. The blend places more weight on current pricing information when determining the final fair value measurement. The fair value information is provided by brokers and PHI reviews the methodologies and results.

The fair value of Long-term debt categorized as level 3 is based on a discounted cash flow methodology using observable inputs, such as the U.S. Treasury yield, and unobservable inputs, such as credit spreads, because quoted prices for the debt or similar debt in active markets were insufficient. The Long-Term project funding represents debt instruments issued by Pepco Energy Services related to its energy savings contracts. Long-Term project funding is categorized as level 3 because PHI concluded that the amortized cost carrying amounts for these instruments approximates fair value, which does not represent a quoted price in an active market.

PEPCO HOLDINGS

The estimated fair values of PHI’s debt instruments at December 31, 2011 are shown below:

	December 31, 2011
	Carrying Amount	Fair Value
	(millions of dollars)
Long-term debt	$3,867	$4,577
Transition Bonds issued by ACE Funding	332	380
Long-term project funding	15	15

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

(15) COMMITMENTS AND CONTINGENCIES

General Litigation

In 1993, Pepco was served with Amended Complaints filed in the state Circuit Courts of Prince George’s County, Baltimore City and Baltimore County, Maryland in separate ongoing, consolidated proceedings known as “In re: Personal Injury Asbestos Case.” Pepco and other corporate entities were brought into these cases on a theory of premises liability. Under this theory, the plaintiffs argued that Pepco was negligent in not providing a safe work environment for employees or its contractors, who allegedly were exposed to asbestos while working on Pepco’s property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their complaints. While the pleadings were not entirely clear, it appeared that each plaintiff sought $2 million in compensatory damages and $4 million in punitive damages from each defendant. In the intervening years, most of the cases were voluntarily dismissed by the plaintiffs prior to their respective trial dates. At the beginning of the first quarter of 2012, there were approximately 90 cases pending against Pepco in the Maryland State Courts (excluding those tendered to Mirant Corporation (Mirant) for defense and indemnification in connection with the sale by Pepco of its generation assets to Mirant in 2000), with an aggregate amount of monetary damages sought of approximately $360 million. On March 1, 2012, the parties to these consolidated proceedings (each represented by the same law firm) filed a stipulation of dismissal, by which the plaintiffs voluntarily dismissed Pepco as a defendant, eliminating any reasonably possible liability Pepco may have had with respect to these proceedings.

In September 2011, an asbestos complaint was filed in the New Jersey Superior Court, Law Division, against ACE (among other defendants) asserting claims under New Jersey’s Wrongful Death and Survival statutes. The complaint, filed by the estate of a decedent who was the wife of a former employee of ACE, alleges that the decedent’s mesothelioma was caused by exposure to asbestos brought home by her husband on his work clothes. Unlike the other jurisdictions to which PHI subsidiaries are subject, New Jersey courts have recognized a cause of action against a premise owner in a so-called “take home” case if it can be shown that the harm was foreseeable. In this case, the complaint seeks recovery of an unspecified amount of damages for, among other things, the decedent’s past medical expenses, loss of earnings, and pain and suffering between the time of injury and death, and asserts a punitive damage claim. At this time, ACE has concluded that a loss is reasonably possible with respect to this matter, but ACE was unable to estimate an amount or range of reasonably possible loss because (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, and (iii) the matter involves facts that ACE believes are distinguishable from the facts of the “take home” cause of action recognized by the New Jersey courts.

PEPCO HOLDINGS

Environmental Matters

PHI, through its subsidiaries, is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of PHI’s utility subsidiaries, environmental clean-up costs incurred by Pepco, DPL and ACE generally are included by each company in its respective cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of PHI and its subsidiaries described below at March 31, 2012 are summarized as follows:

		Legacy Generation
	Transmission and Distribution	Regulated	Non-Regulated	Other	Total
	(millions of dollars)
Beginning balance as of January 1	$15	$8	$10	$2	$35
Accruals	—	—	—	—	—
Payments	—	1	—	—	1

Ending balance as of March 31	15	7	10	2	34
Less amounts in Other current liabilities	2	2	—	2	6

Amounts in Other deferred credits	$13	$5	$10	$—	$28

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

The sale of the Conectiv Energy wholesale power generation business to Calpine did not include a coal ash landfill site located at the Edge Moor generating facility, which PHI intends to close. The preliminary estimate of the costs to PHI to close the coal ash landfill ranges from approximately $2 million to $3 million, plus annual post-closure operations, maintenance and monitoring costs, estimated to range between $120,000 and $193,000 per year for 30 years. The amounts accrued by PHI for this matter are included in the table above under the column entitled Legacy Generation - Non-Regulated.

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

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including ACE, DPL and Pepco with respect to past and

PEPCO HOLDINGS

future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The next step in the litigation will be the filing of summary judgment motions regarding liability for certain “test case” defendants, not including ACE, DPL and Pepco. The case has been stayed as to the remaining defendants pending rulings upon the test cases. Although PHI cannot at this time estimate an amount or range of reasonably possible losses to which it may be exposed, PHI does not believe that any of its three utility subsidiaries had extensive business transactions, if any, with the Ward Transformer site and therefore, costs incurred to resolve this matter are not expected to be material.

Benning Road Site

In September 2010, PHI received a letter from EPA stating that EPA and the District of Columbia Department of the Environment (DDOE) have identified the Benning Road location, consisting of a transmission and distribution facility operated by Pepco and a generation facility operated by Pepco Energy Services, as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. The letter stated that the principal contaminants of concern are polychlorinated biphenyls and polycyclic aromatic hydrocarbons. In January 2011, Pepco and Pepco Energy Services entered into a proposed consent decree with DDOE that requires Pepco and Pepco Energy Services to conduct a RI/FS for the Benning Road site and an approximately 10-15 acre portion of the adjacent Anacostia River. The RI/FS will form the basis for DDOE’s selection of a remedial action for the Benning Road site and for the Anacostia River sediment associated with the site. In February 2011, the District of Columbia filed a complaint against Pepco and Pepco Energy Services in the United States District Court for the District of Columbia for the purpose of obtaining judicial approval of the consent decree. On December 1, 2011, the District Court issued an order granting the motion to enter a revised consent decree. The District Court’s order entering the consent decree requires DDOE to solicit and consider public comment on the key RI/FS documents prior to final approval, requires DDOE to make final versions of all approved RI/FS documents available to the public, and requires the parties to submit a written status report to the District Court on May 24, 2013 regarding the implementation of the requirements of the consent decree and any related plans for remediation. In addition, if the RI/FS has not been completed by May 24, 2013, the status report must provide an explanation and a showing of good cause for why the work has not been completed.

Pepco and Pepco Energy Services anticipate that a RI/FS work plan will be approved by the DDOE by the end of the third quarter of 2012, at which time the RI/FS field work activities will commence.

The remediation costs accrued for this matter are included in the table above under the columns entitled Transmission and Distribution, Legacy Generation – Regulated and Legacy Generation – Non-Regulated.

Indian River Oil Release

In 2001, DPL entered into a consent agreement with the Delaware Department of Natural Resources and Environmental Control for remediation, site restoration, natural resource damage compensatory projects and other costs associated with environmental contamination resulting from an oil release at the Indian River generating facility, which was sold in June 2001. The amount of remediation costs accrued for this matter is included in the table above under the column entitled Legacy Generation - Regulated.

Potomac River Mineral Oil Release

In January 2011, a coupling failure on a transformer cooler pipe resulted in a release of non-toxic mineral oil at Pepco’s Potomac River substation in Alexandria, Virginia. An overflow of an underground secondary containment reservoir resulted in approximately 4,500 gallons of mineral oil flowing into the Potomac River.

PEPCO HOLDINGS

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

During March 2011, EPA conducted an inspection of the Potomac River substation to review compliance with federal regulations regarding Spill Prevention, Control, and Countermeasure (SPCC) plans for facilities using oil-containing equipment in proximity to surface waters. As a result, EPA identified several potential violations of the SPCC regulations relating to SPCC plan content, recordkeeping, and secondary containment, which EPA advised may lead to an EPA demand for noncompliance penalties. As a result of the oil release, Pepco submitted a revised SPCC plan to EPA in August 2011 and implemented certain interim operational changes to the secondary containment systems at the facility which involve pumping accumulated storm water to an aboveground holding tank for off-site disposal. In December 2011, Pepco completed the installation of a treatment system designed to allow automatic discharge of accumulated storm water from the secondary containment system. Pepco is currently seeking DDOE’s and EPA’s approval to commence operation of the new system and, after receiving such approval, will submit a further revised SPCC plan to EPA. In the meantime, Pepco will continue to use the above ground holding tank to manage storm water from the secondary containment system.

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

Fauquier County Landfill Site

In October 2011, Pepco Energy Services received a notice of violation from the VADEQ, which advised Pepco Energy Services of information on which VADEQ may rely to institute an administrative or judicial enforcement action in connection with alleged violation of Virginia air pollution control law and regulations at the facility of Pepco Energy Services’ subsidiary Fauquier County Landfill Gas, L.L.C. in Warrenton, Virginia. The notice of violation is based on an on-site VADEQ inspection during which VADEQ observed certain alleged deficiencies relating to the facility’s permit to construct and operate. On February 21, 2012, Pepco Energy Services signed a proposed consent order sent by VADEQ, pursuant to which Pepco Energy Services agreed to perform certain remedial actions and agreed to pay a civil charge of approximately $10,000.

PEPCO HOLDINGS

PHI’s Cross-Border Energy Lease Investments

PCI has entered seven cross-border energy lease investments involving public utility assets (primarily consisting of hydroelectric generation and coal-fired electric generation facilities and natural gas distribution networks) located outside of the United States. Each of these investments is comprised of multiple leases and each investment is structured as a sale and leaseback transaction commonly referred to by the IRS as a sale-in, lease-out, or SILO transaction. PHI current annual tax benefits from these lease investments are approximately $48 million. As of March 31, 2012, the book value of PHI’s investment in its cross-border energy lease investments was approximately $1.4 billion. After taking into consideration the $74 million paid with the 2001-2002 audit (as discussed below), the net federal and state tax benefits received for the remaining leases from January 1, 2001, the earliest year that remains open to audit, to March 31, 2012, has been approximately $522 million.

Since 2005, PHI’s cross-border energy lease investments have been under examination by the IRS as part of the PHI federal income tax audits. In connection with the audit of PHI’s 2001-2002 and 2003-2005 income tax returns, respectively, the IRS disallowed the depreciation and interest deductions in excess of rental income claimed by PHI with respect to each of its cross-border energy lease investments. In addition, the IRS has sought to recharacterize each of the leases as a loan transaction as to which PHI would be subject to original issue discount income. PHI disagreed with the IRS’ proposed adjustments and filed protests of these findings with the Office of Appeals of the IRS. In November 2010, PHI entered into a settlement agreement with the IRS for the 2001 and 2002 tax years and subsequently filed refund claims in July 2011 for the disallowed tax deductions relating to the leases for these years. In January 2011, as part of this settlement, PHI paid $74 million of additional tax for 2001 and 2002, penalties of $1 million, and $28 million in interest associated with the disallowed deductions. Since the July 2011 claim for refund was not approved by the IRS within the statutory six-month period, in January 2012 PHI filed complaints in the U.S. Court of Federal Claims seeking recovery of the tax payment, interest and penalties. Absent a settlement, this litigation against the IRS may take several years to resolve. The 2003-2005 income tax return review continues to be in process with the IRS Office of Appeals and at present, will not be a part of the U.S. Court of Federal Claims litigation discussed above.

In the event that the IRS were to be successful in disallowing 100% of the tax benefits associated with these lease investments and recharacterizing these lease investments as loans, PHI estimates that, as of March 31, 2012, it would be obligated to pay approximately $658 million in additional federal and state taxes and $127 million of interest on the remaining leases. The $785 million in additional federal and state taxes and interest is net of the $74 million tax payment made in January 2011. In addition, the IRS could require PHI to pay a penalty of up to 20% on the amount of additional taxes due.

PHI anticipates that any additional taxes that it would be required to pay as a result of the disallowance of prior deductions or a re-characterization of the leases as loans would be recoverable in the form of lower taxes over the remaining terms of the affected leases. Moreover, the entire amount of any additional federal and state tax would not be due immediately, but rather, the federal and state taxes would be payable when the open audit years are closed and PHI amends subsequent tax returns not then under audit. To mitigate the taxes due in the event of a total disallowance of tax benefits, PHI could elect to liquidate all or a portion of its remaining cross-border energy lease investments, which PHI estimates could be accomplished over a period of six months to one year. Based on current market values, PHI estimates that liquidation of the remaining portfolio would generate sufficient cash proceeds to cover the estimated $785 million in federal and state taxes and interest due as of March 31, 2012, in the event of a total disallowance of tax benefits and a recharacterization of the leases as loans. If payments of additional taxes and interest preceded the receipt of liquidation proceeds, the payments would be funded by currently available sources of liquidity.

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

PEPCO HOLDINGS

District of Columbia Tax Legislation

On January 20, 2012, the District of Columbia Office of Tax and Revenue issued proposed regulations to implement the mandatory unitary combined reporting method for tax years beginning in 2011. PHI will continue to analyze these regulations and will record the impact, if any, of such regulations on PHI’s results of operations in the period in which the proposed regulations are adopted as final regulations.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

PHI and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations that they have entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

As of March 31, 2012, PHI and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, energy procurement obligations, and other commitments and obligations. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	Pepco	DPL	ACE	Total
Energy procurement obligations of Pepco Energy Services (a)	$160	$—	$—	$—	$160
Guarantees associated with disposal of Conectiv Energy assets (b)	18	—	—	—	18
Guaranteed lease residual values (c)	2	4	5	3	14

Total	$180	$4	$5	$3	$192

(a)	PHI has contractual commitments for performance and related payments of Pepco Energy Services to counterparties under routine energy sales and procurement obligations.
(b)	Represents guarantees by PHI of Conectiv Energy’s tolling agreements and derivatives portfolio transferred in connection with the disposition of Conectiv Energy’s wholesale business. The tolling agreement guarantees cover the payment by the entity to which the tolling agreement was assigned. The guaranteed amounts on the transferred tolling agreements totaled $5 million at March 31, 2012 and decline until the termination of the guarantees in June 2012. The derivative portfolio guarantee is currently $13 million and covers Conectiv Energy’s performance prior to the assignment. This guarantee will remain in effect until the end of 2015.
(c)	Subsidiaries of PHI have guaranteed any residual values in excess of fair value of certain leased equipment and fleet vehicles. As of March 31, 2012, obligations under the guarantees were approximately $14 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is immaterial. As such, PHI believes the likelihood of payments being required under the guarantees is remote.

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

Energy Services Performance and Construction Contracts

Pepco Energy Services has a diverse portfolio of energy services performance contracts that are associated with the installation of energy savings equipment or combined heat and power for federal, state and local government customers. As part of the energy savings contracts, Pepco Energy Services typically guarantees that the equipment or systems installed by Pepco Energy Services will generate a specified amount of energy savings on an annual basis over a multi-year period. As of March 31, 2012, Pepco Energy Services’ energy savings guarantees on both completed projects and projects under construction totaled $441 million over the

PEPCO HOLDINGS

life of the performance contracts with the longest remaining term being 15 years. On an annual basis, Pepco Energy Services undertakes a measurement and verification process to determine the amount of energy savings for the year and whether there is any shortfall in the annual energy savings compared to the guaranteed amount. As of March 31, 2012, Pepco Energy Services had performance guarantee contracts associated with the production at its combined heat and power facilities on both completed projects and projects under construction totaling $15 million over the life of the contracts, with the longest remaining term being 20 years. Pepco Energy Services recognizes a liability for the value of the estimated energy savings or production shortfalls when it is probable that the guaranteed amounts will not be achieved and the amount is reasonably estimable. As of March 31, 2012, Pepco Energy Services did not have an accrued liability for energy savings or combined heat and power performance contracts. There was no significant change in the type of contracts issued for the three months ended March 31, 2012. Based on its historical experience, Pepco Energy Services believes the probability of incurring a material loss under its energy savings or combined heat and power performance contracts is remote.

From time to time, PHI is also required to guarantee the obligations of Pepco Energy Services under certain of its construction contracts. At March 31, 2012, PHI’s guarantees of Pepco Energy Services’ construction projects totaled $143 million.

Dividends

On April 26, 2012, Pepco Holdings’ Board of Directors declared a dividend on common stock of 27 cents per share payable June 29, 2012, to stockholders of record on June 11, 2012.

(16) ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Pepco Holdings’ AOCL relating to continuing operations are as follows. For additional information, see the consolidated statements of comprehensive income.

	Commodity Derivatives	Treasury Lock	Prior Service Costs	Total
	(millions of dollars)
Balance, December 31, 2011	$(29)	$(10)	$(24)	$(63)
Current year change	8	—	—	8

Balance, March 31, 2012	$(21)	$(10)	$(24)	$(55)

The income tax expense for each component of Pepco Holdings’ other comprehensive income is as follows:

	Commodity Derivatives (a)	Treasury Lock (b)	Prior Service Costs (b)	Total
	(millions of dollars)
For the three months ended March 31, 2012	$5	$—	$1	$6
For the three months ended March 31, 2011	$11	$—	$—	$11

(a)	Includes tax expense for losses reclassified to income during the three months ended March 31, 2012 and 2011, of $5 million and $11 million, respectively.
(b)	No material income tax effect of losses reclassified to income in the current period.

PEPCO HOLDINGS

(17) DISCONTINUED OPERATIONS

In April 2010, the Board of Directors approved a plan for the disposition of PHI’s competitive wholesale power generation, marketing and supply business, which had been conducted through Conectiv Energy. On July 1, 2010, PHI completed the sale of Conectiv Energy’s wholesale power generation business to Calpine. The disposition of all of Conectiv Energy’s remaining assets and businesses, consisting of its load service supply contracts, energy hedging portfolio, certain tolling agreements and other assets not included in the Calpine sale, is complete.

Income from discontinued operations, net of income taxes for the three months ended March 31, 2012 and 2011, was zero and $2 million, respectively.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Operating Revenue	$465	$534

Operating Expenses
Purchased energy	185	255
Other operation and maintenance	103	102
Depreciation and amortization	47	42
Other taxes	90	92

Total Operating Expenses	425	491

Operating Income	40	43

Other Income (Expenses)
Interest expense	(25)	(24)
Other income	4	6

Total Other Expenses	(21)	(18)

Income Before Income Tax Expense	19	25
Income Tax (Benefit) Expense	(5)	7

Net Income	$24	$18

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(millions of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7	$12
Accounts receivable, less allowance for uncollectible accounts of $16 million and $18 million, respectively	305	339
Inventories	54	50
Prepayments of income taxes	18	7
Income taxes receivable	31	31
Prepaid expenses and other	29	32

Total Current Assets	444	471

INVESTMENTS AND OTHER ASSETS
Regulatory assets	332	299
Prepaid pension expense	368	289
Investment in trust	30	31
Income taxes receivable	103	24
Other	63	55

Total Investments and Other Assets	896	698

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,691	6,578
Accumulated depreciation	(2,722)	(2,704)

Net Property, Plant and Equipment	3,969	3,874

TOTAL ASSETS	$5,309	$5,043

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(millions of dollars, except shares)
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term debt	$204	$74
Accounts payable and accrued liabilities	200	209
Accounts payable due to associated companies	64	57
Capital lease obligations due within one year	8	8
Taxes accrued	51	63
Interest accrued	36	17
Other	111	110

Total Current Liabilities	674	538

DEFERRED CREDITS
Regulatory liabilities	173	169
Deferred income taxes, net	1,173	1,039
Investment tax credits	5	5
Other postretirement benefit obligations	67	66
Liabilities and accrued interest related to uncertain tax positions	5	38
Other	68	68

Total Deferred Credits	1,491	1,385

LONG-TERM LIABILITIES
Long-term debt	1,540	1,540
Capital lease obligations	78	78

Total Long-Term Liabilities	1,618	1,618

COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 100 shares outstanding	—	—
Premium on stock and other capital contributions	705	705
Retained earnings	821	797

Total Equity	1,526	1,502

TOTAL LIABILITIES AND EQUITY	$5,309	$5,043

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$24	$18
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	47	42
Deferred income taxes	127	26
Changes in:
Accounts receivable	35	28
Inventories	(4)	(4)
Regulatory assets and liabilities, net	(14)	(4)
Accounts payable and accrued liabilities	(7)	(33)
Pension contributions	(85)	(40)
Taxes accrued	(139)	50
Interest accrued	19	19
Other assets and liabilities	4	16

Net Cash From Operating Activities	7	118

INVESTING ACTIVITIES
Investment in property, plant and equipment	(158)	(97)
Department of Energy capital reimbursement awards received	6	8
Net other investing activities	2	(1)

Net Cash Used By Investing Activities	(150)	(90)

FINANCING ACTIVITIES
Issuances of short-term debt, net	130	—
Net other financing activities	8	—

Net Cash From Financing Activities	138	—

Net (Decrease) Increase in Cash and Cash Equivalents	(5)	28
Cash and Cash Equivalents at Beginning of Period	12	88

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7	$116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for income taxes (includes payments to (from) PHI for federal income taxes)	$1	$(70)

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
BALANCE, DECEMBER 31, 2011	100	$—	$705	$797	$1,502
Net Income	—	—	—	24	24

BALANCE, MARCH 31, 2012	100	$—	$705	$821	$1,526

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

Pepco’s unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco’s annual report on Form 10-K for the year ended December 31, 2011, as amended to include the executive compensation and other information required by Part III of Form 10-K (which information originally had been omitted as permitted by that form). In the opinion of Pepco’s management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly Pepco’s financial condition as of March 31, 2012, in accordance with GAAP. The year-end December 31, 2011 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three months ended March 31, 2012 may not be indicative of results that will be realized for the full year ending December 31, 2012.

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

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset impairment evaluations, pension and other postretirement benefits assumptions, the assessment of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of self-insurance reserves for general and auto liability claims, and income tax provisions and reserves. Additionally, Pepco is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of its business. Pepco records an estimated liability for these proceedings and claims when it is probable that a loss has been incurred and the loss is reasonably estimable.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco’s gross revenues were $84 million and $85 million for the three months ended March 31, 2012 and 2011, respectively.

PEPCO

Reclassifications and Adjustments

Certain prior period amounts have been reclassified in order to conform to the current period presentation. The following adjustment has been recorded and is not considered material:

Income Tax Adjustments

During the first quarter of 2011, Pepco recorded an adjustment to correct certain income tax errors related to prior periods associated with interest on uncertain tax positions. The adjustment resulted in an increase in income tax expense of $1 million for the three months ended March 31, 2011.

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Fair Value Measurements and Disclosures (Accounting Standards Codification (ASC) 820)

The Financial Accounting Standards Board (FASB) issued new guidance on fair value measurement and disclosures that was effective beginning with Pepco’s March 31, 2012 financial statements. The new measurement guidance did not have a material impact on Pepco’s financial statements and the new disclosure requirements are in Note (10), “Fair Value Disclosures,” of Pepco’s financial statements.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

None.

(5) SEGMENT INFORMATION

Pepco operates its business as one regulated utility segment, which includes all of its services as described above.

(6) REGULATORY MATTERS

Rate Proceedings

Over the last several years, Pepco has proposed in each of its jurisdictions the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. To date, a bill stabilization adjustment (BSA) has been approved and implemented for Pepco electric service in Maryland and the District of Columbia. The Maryland Public Service Commission (MPSC) has issued an order requiring modification of the BSA in Maryland so that revenues lost as a result of major storm outages are not collected through the BSA if electric service is not restored to the pre-major storm levels within 24 hours of the start of a major storm (as discussed below). Under the BSA, customer distribution rates are subject to adjustment (through a credit or surcharge mechanism), depending on whether actual distribution revenue per customer exceeds or falls short of the revenue-per-customer amount approved by the applicable public service commission.

In an effort to reduce the shortfall in revenues due to the delay in time or lag between when costs are incurred and when they are reflected in rates (regulatory lag), Pepco has proposed, in each of its jurisdictions, a reliability investment recovery mechanism (RIM) to recover reliability-related capital expenditures incurred between base rate cases. Through the RIM, Pepco in each year would collect through a surcharge the amount of its reliability-related capital expenditures based on its budget for that year. The budgeted amount would be reconciled with actual capital expenditures on an annual basis and any over-recovery or under-recovery would be reflected in the next year’s surcharge. The work undertaken pursuant to the RIM would be subject to a prudency review by the applicable state regulatory commission in the next base rate case or at more frequent intervals as determined by such commission. Pepco’s operation and maintenance costs and other capital expenditures would remain subject to recovery through the traditional ratemaking process.

PEPCO

Pepco also has requested in each of its jurisdictions approval of the use of fully forecasted test years in future rate cases. Traditionally, past test years with actual historical costs are used for ratemaking purposes; however, fully forecasted test years would be comprised of forward-looking costs. If approved, such fully forecasted test years would be more reflective of current costs and would mitigate the effects of regulatory lag.

District of Columbia

On July 8, 2011, Pepco filed an application with the District of Columbia Public Service Commission (DCPSC) to increase its electric distribution base rates by approximately $42 million annually, based on a requested return on equity (ROE) of 10.75%. The filing includes a request for DCPSC approval of a RIM and the use of fully forecasted test years in future Pepco rate cases. A decision by the DCPSC is expected in the third quarter of 2012.

Maryland

Electric Distribution Base Rates

On December 16, 2011, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing seeks approval of an annual rate increase of approximately $68.4 million, based on a requested ROE of 10.75%. The filing includes a request for MPSC approval of a RIM and the use of fully forecasted test years in future Pepco rate cases. A decision by the MPSC is expected in July 2012.

Major Storm Damage Recovery Proceedings

In February 2011, the MPSC initiated proceedings involving Pepco, as well as its affiliate Delmarva Power & Light Company (DPL) and unaffiliated utilities in Maryland, for the purpose of reviewing how the BSA operates to recover revenues lost as a result of major storm outages. On January 25, 2012, the MPSC issued an order modifying the BSA to prevent the Maryland utilities, including Pepco and DPL, from collecting lost utility revenue through the BSA if electric service is not restored to the pre-major storm levels within 24 hours of the start of a major storm (defined by the MPSC as a weather-related event during which more than the lesser of 10% or 100,000 of an electric utility’s customers have a sustained outage for more than 24 hours). The period for which the lost utility revenue may not be collected through the BSA commences 24 hours after the start of the major storm and continues until all major storm-related outages are restored. The MPSC stated that waivers permitting collection of BSA revenues would be granted in rare and extraordinary circumstances where a utility can show that an outage was not due to inadequate emphasis on reliability and restoration efforts were reasonable under the circumstances. A similar provision excluding revenues lost as a result of major storm outages from the calculation of future BSA adjustments is already included in the BSA for Pepco in the District of Columbia as approved by the DCPSC. The financial impact of service interruptions due to a major storm as a result of this MPSC order would generally depend on the scope and duration of the outages.

Maryland Public Service Commission New Generation Contract Requirement

On September 29, 2009, the MPSC initiated an investigation into whether the regulated electric distribution companies (EDCs) in Maryland should be required to enter into long-term contracts with entities that construct, acquire or lease, and operate, new electric generation facilities in Maryland.

The MPSC issued an order on April 12, 2012, in which it determined that there is a need for one new power plant in the range of 650 to 700 MW beginning in 2015. The order requires Pepco, DPL and Baltimore Gas and Electric Company to negotiate and enter into a contract with the winning bidder in amounts proportionate to their relative SOS loads. Under the contract, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with a commercial operation date of

PEPCO

June 1, 2015. The order acknowledges the EDCs’ concerns about the requirements of the contract and directs them to negotiate with the winning bidder and submit any proposed changes in the contract to the MPSC for approval. The order further specifies that the EDCs entering into the contract will recover the associated costs from their respective SOS customers through surcharges. Pepco is evaluating the impact of the order, and, at this time, cannot predict (i) the extent of the negative effect that the order and, once finalized, the contract for new generation, may have on its balance sheets, as well as its credit metrics, as calculated by independent rating agencies that evaluate and rate Pepco and its debt issuances, (ii) the effect on its ability to recover its associated costs of the contract for new generation if a significant number of SOS customers elect to buy their energy from alternative energy suppliers, and (iii) the effect of the order on its financial condition, results of operations and cash flows. On April 27, 2012, a group of generators operating in the PJM region filed a complaint in the United States District Court for the Northern District of Maryland challenging the MPSC’s order on the grounds that such order violated the commerce clause and the supremacy clause of the U.S. Constitution. Pepco continues to evaluate whether to seek judicial review of the MPSC’s order.

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS

Pepco accounts for its participation in its parent’s single-employer plans, the Pepco Holdings, Inc. Retirement Plan (the PHI Retirement Plan) and the Pepco Holdings, Inc. Welfare Plan for Retirees, as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended March 31, 2012 and 2011, before intercompany allocations from the PHI Service Company, were $26 million and $27 million, respectively. Pepco’s allocated share was $11 million and $10 million, respectively, for the three months ended March 31, 2012 and 2011.

In the first quarter of 2012, Pepco made a discretionary tax-deductible contribution to the PHI Retirement Plan of $85 million. In the first quarter of 2011, Pepco made a discretionary tax-deductible contribution to the PHI Retirement Plan in the amount of $40 million.

(8) DEBT

Credit Facility

PHI, Pepco, DPL and Atlantic City Electric Company (ACE) maintain an unsecured syndicated credit facility to provide for their respective liquidity needs, including obtaining letters of credit, borrowing for general corporate purposes and supporting their commercial paper programs. On August 1, 2011, PHI, Pepco, DPL and ACE entered into an amended and restated credit agreement with respect to the facility, which among other changes extended the expiration date of the facility to August 1, 2016.

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

PEPCO

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of March 31, 2012.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At March 31, 2012 and December 31, 2011, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $452 million and $711 million, respectively. Pepco’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by DPL and ACE and the portion of the total capacity being used by PHI.

Commercial Paper

Pepco maintains an on-going commercial paper program to address its short-term liquidity needs. As of March 31, 2012, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

Pepco had $204 million of commercial paper outstanding at March 31, 2012. The weighted average interest rate for commercial paper issued by Pepco during the three months ended March 31, 2012 was 0.40% and the weighted average maturity of all commercial paper issued by Pepco during the three months ended March 31, 2012 was five days.

Financing Activities Subsequent to March 31, 2012

In April 2012, Pepco issued $200 million of 3.05% first mortgage bonds due April 1, 2022. Proceeds from the issuance of the long-term debt were primarily used to repay outstanding commercial paper that was issued to temporarily fund capital expenditures and working capital, to redeem, prior to maturity, all of the $38.3 million outstanding of the 5.375% pollution control revenue refunding bonds due February 15, 2024 issued by the Industrial Development Authority of the City of Alexandria, Virginia, on Pepco’s behalf and for general corporate purposes.

On April 30, 2012, all of the $38.3 million outstanding of the 5.375% pollution control revenue refunding bonds were redeemed as noted in the preceding paragraph. In connection with such redemption, Pepco redeemed all of the $38.3 million outstanding of its 5.375% first mortgage bonds due February 15, 2024 that secured the obligations under such pollution control bonds.

PEPCO

(9) INCOME TAXES

A reconciliation of Pepco’s effective income tax rate is as follows:

	Three Months Ended March 31,
	2012		2011
	(millions of dollars)
Income tax at Federal statutory rate	$7	35.0%	$9	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	1	6.3	1	4.4
Change in estimates and interest related to uncertain and effectively settled tax positions	(10)	(50.5)	—	—
Permanent differences related to deferred compensation	—	(1.0)	(1)	(4.4)
Asset removal costs	(3)	(15.8)	(1)	(4.0)
Amortization of software costs	—	2.1	—	(0.4)
Deferred tax basis adjustments	—	(2.1)	—	—
Other, net	—	(0.3)	(1)	(2.6)

Income tax expense	$(5)	(26.3)%	$7	28.0%

Pepco’s effective tax rates for the three months ended March 31, 2012 and 2011 were (26.3)% and 28.0%, respectively. The decrease in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions in the first quarter of 2012, primarily due to the effective settlement with the Internal Revenue Service with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position. The effective rate was further decreased as a result of the increase in asset removal costs in 2012 primarily related to a higher level of asset retirements.

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

The following tables set forth, by level within the fair value hierarchy, Pepco’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

PEPCO

	Fair Value Measurements at March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Executive deferred compensation plan assets
Money market funds	$13	$13	$—	$—
Life insurance contracts	57	—	39	18

	$70	$13	$39	$18

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$10	$—	$10	$—

	$10	$—	$10	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories.

	Fair Value Measurements at December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Executive deferred compensation plan assets
Money market funds	$12	$12	$—	$—
Life insurance contracts	57	—	40	17

	$69	$12	$40	$17

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$10	$—	$10	$—

	$10	$—	$10	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories.

PEPCO

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

Executive deferred compensation plan assets consist of life insurance policies that are categorized as level 2 assets because they are priced based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of March 31, 2012. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

PEPCO

Level 3 – Pricing inputs include significant inputs that are generally less observable than those from objective sources. Level 3 includes those financial instruments that are valued using models or other valuation methodologies.

Executive deferred compensation plan assets and liabilities include certain life insurance policies that are valued using the cash surrender value of the policies, net of loans against those policies. The cash surrender values do not represent a quoted price in an active market; therefore, are unobservable and are categorized as level 3. Cash surrender values are provided by third parties and reviewed by Pepco for reasonableness.

Reconciliations of the beginning and ending balances of Pepco’s fair value measurements using significant unobservable inputs (level 3) for the three months ended March 31, 2012 and 2011 are shown below:

	Life Insurance Contracts
	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Beginning balance as of January 1	$17	$18
Total gains (losses) (realized and unrealized)
Included in income	1	3
Included in accumulated other comprehensive loss	—	—
Purchases	—	—
Issuances	—	(1)
Settlements	—	(4)
Transfers in (out) of level 3	—	—

Ending balance as of March 31	$18	$16

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other operation and maintenance expense for the periods below were as follows:

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Total gains included in income for the period	$1	$3

Change in unrealized gains relating to assets still held at reporting date	$1	$1

Other Financial Instruments

The estimated fair values of Pepco’s debt instruments that are measured at amortized cost in Pepco’s financial statements and the associated level of the estimates within the fair value hierarchy as of March 31, 2012 are shown in the table below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

	Fair Value Measurements at March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$1,927	$408	$1,519	$—

	$1,927	$408	$1,519	$—

(a)	The carrying amount for Long-term debt is $1,540 million as of March 31, 2012.

The fair value of Long-term debt categorized as level 1 is based on actual quoted trade prices for the debt in active markets on the measurement date.

The fair value of Long-term debt categorized as level 2 is based on a blend of quoted prices for the debt and quoted prices for similar debt in active markets, but not on the measurement date. The blend places more weight on current pricing information when determining the final fair value measurement. The fair value information is provided by brokers and Pepco reviews the methodologies and results.

The fair value of Long-term debt categorized as level 3 is based on a discounted cash flow methodology using observable inputs, such as the U.S. Treasury yield, and unobservable inputs, such as credit spreads, because quoted prices for the debt or similar debt in active markets were insufficient.

The estimated fair values of Pepco’s debt instruments at December 31, 2011 are shown below:

	December 31, 2011
	Carrying Amount	Fair Value
	(millions of dollars)
Long-term debt	$1,540	$1,943

PEPCO

The carrying amount of all other financial instruments in the accompanying financial statements approximate fair value.

(11) COMMITMENTS AND CONTINGENCIES

General Litigation

In 1993, Pepco was served with Amended Complaints filed in the state Circuit Courts of Prince George’s County, Baltimore City and Baltimore County, Maryland in separate ongoing, consolidated proceedings known as “In re: Personal Injury Asbestos Case.” Pepco and other corporate entities were brought into these cases on a theory of premises liability. Under this theory, the plaintiffs argued that Pepco was negligent in not providing a safe work environment for employees or its contractors, who allegedly were exposed to asbestos while working on Pepco’s property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their complaints. While the pleadings were not entirely clear, it appeared that each plaintiff sought $2 million in compensatory damages and $4 million in punitive damages from each defendant. In the intervening years, most of the cases were voluntarily dismissed by the plaintiffs prior to their respective trial dates. At the beginning of the first quarter of 2012, there were approximately 90 cases pending against Pepco in the Maryland State Courts (excluding those tendered to Mirant Corporation (Mirant) for defense and indemnification in connection with the sale by Pepco of its generation assets to Mirant in 2000), with an aggregate amount of monetary damages sought of approximately $360 million. On March 1, 2012, the parties to these consolidated proceedings (each represented by the same law firm) filed a stipulation of dismissal, by which the plaintiffs voluntarily dismissed Pepco as a defendant, eliminating any reasonably possible liability Pepco may have had with respect to these proceedings.

Environmental Matters

Pepco is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from Pepco’s customers, environmental clean-up costs incurred by Pepco generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of Pepco described below at March 31, 2012 are summarized as follows:

	Transmission and Distribution	Legacy Generation
		Regulated	Non - Regulated	Other	Total
	(millions of dollars)
Beginning balance as of January 1	$14	$4	$—	$—	$18
Accruals	—	—	—	—	—
Payments	—	—	—	—	—

Ending balance as of March 31	14	4	—	—	18
Less amounts in Other current liabilities	2	—	—	—	2

Amounts in Other deferred credits	$12	$4	$—	$—	$16

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

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including Pepco with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The next step in the litigation will be the filing of summary judgment motions regarding liability for certain “test case” defendants, not including Pepco. The case has been stayed as to the remaining defendants pending rulings upon the test cases. Although Pepco cannot at this time estimate an amount or range of reasonably possible losses to which it may be exposed, Pepco does not believe that it had extensive business transactions, if any, with the Ward Transformer site and therefore, costs incurred to resolve this matter are not expected to be material.

Benning Road Site

In September 2010, PHI received a letter from EPA stating that EPA and the District of Columbia Department of the Environment (DDOE) have identified the Benning Road location, consisting of a transmission and distribution facility operated by Pepco and a generation facility operated by a subsidiary of Pepco’s affiliate, Pepco Energy Services, Inc. (collectively with its subsidiaries, Pepco Energy Services) as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. The letter stated that the principal contaminants of concern are polychlorinated biphenyls and polycyclic aromatic hydrocarbons. In January 2011, Pepco and Pepco Energy Services entered into a proposed consent decree with DDOE that requires Pepco and Pepco Energy Services to conduct a RI/FS for the Benning Road site and an approximately 10-15 acre portion of the adjacent Anacostia River. The RI/FS will form the basis for DDOE’s selection of a remedial action for the Benning Road site and for the Anacostia River sediment associated with the site. In February 2011, the District of Columbia filed a complaint against Pepco and Pepco Energy Services in the United States District Court for the District of Columbia for the purpose of obtaining judicial approval of the consent decree. On December 1, 2011, the District Court issued an order granting the motion to enter a revised consent decree. The District Court’s order entering the consent decree requires DDOE to solicit and consider public comment on the key RI/FS documents prior to final approval, requires DDOE to make final versions of all approved RI/FS documents available to the public, and requires the parties to submit a written status report to the District Court on May 24, 2013 regarding the implementation of the

PEPCO

requirements of the consent decree and any related plans for remediation. In addition, if the RI/FS has not been completed by May 24, 2013, the status report must provide an explanation and a showing of good cause for why the work has not been completed.

Pepco and Pepco Energy Services anticipate that a RI/FS work plan will be approved by the DDOE by the end of the third quarter of 2012, at which time the RI/FS field work activities will commence. The remediation costs accrued by Pepco for this matter are included in the table above under the columns entitled Transmission and Distribution and Legacy Generation – Regulated.

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

During March 2011, EPA conducted an inspection of the Potomac River substation to review compliance with federal regulations regarding Spill Prevention, Control, and Countermeasure (SPCC) plans for facilities using oil-containing equipment in proximity to surface waters. As a result, EPA identified several potential violations of the SPCC regulations relating to SPCC plan content, recordkeeping, and secondary containment, which EPA advised may lead to an EPA demand for noncompliance penalties. As a result of the oil release, Pepco submitted a revised SPCC plan to EPA in August 2011 and implemented certain interim operational changes to the secondary containment systems at the facility which involve pumping accumulated storm water to an aboveground holding tank for off-site disposal. In December 2011, Pepco completed the installation of a treatment system designed to allow automatic discharge of accumulated storm water from the secondary containment system. Pepco is currently seeking DDOE’s and EPA’s approval to commence operation of the new system and, after receiving such approval, will submit a further revised SPCC plan to EPA. In the meantime, Pepco will continue to use the above ground holding tank to manage storm water from the secondary containment system.

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

PEPCO

District of Columbia Tax Legislation

On January 20, 2012, the District of Columbia Office of Tax and Revenue issued proposed regulations to implement the mandatory unitary combined reporting method for tax years beginning in 2011. Pepco will continue to analyze these regulations and will record the impact, if any, of such regulations on Pepco’s results of operations in the period in which the proposed regulations are adopted as final regulations.

(12) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to Pepco for the three months ended March 31, 2012 and 2011 were approximately $51 million and $43 million, respectively.

Pepco Energy Services performs utility maintenance services, including services that are treated as capital costs, for Pepco. Amounts charged to Pepco by Pepco Energy Services for the three months ended March 31, 2012 and 2011 were approximately $5 million and $4 million, respectively.

As of March 31, 2012 and December 31, 2011, Pepco had the following balances on its balance sheets due to related parties:

	March 31, 2012	December 31, 2011
(Liability) Asset	(millions of dollars)
(Payable to) Receivable from Related Party (current) (a)
PHI Parent Company	$—	$15
PHI Service Company	(24)	(32)
Pepco Energy Services (b)	(40)	(40)

Total	$(64)	$(57)

(a)	Included in Accounts payable due to associated companies.
(b)	Pepco bills customers on behalf of Pepco Energy Services where customers have selected Pepco Energy Services as their alternative energy supplier or where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Operating Revenue
Electric	$259	$298
Natural gas	74	102

Total Operating Revenue	333	400

Operating Expenses
Purchased energy	143	182
Gas purchased	49	71
Other operation and maintenance	65	65
Depreciation and amortization	24	22
Other taxes	9	11

Total Operating Expenses	290	351

Operating Income	43	49

Other Income (Expenses)
Interest expense	(11)	(11)
Other income	3	2

Total Other Expenses	(8)	(9)

Income Before Income Tax Expense	35	40

Income Tax Expense	14	17

Net Income	$21	$23

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(millions of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4	$5
Accounts receivable, less allowance for uncollectible accounts of $11 million and $12 million, respectively	170	186
Inventories	40	44
Prepayments of income taxes	32	14
Income taxes receivable	10	11
Prepaid expenses and other	14	17

Total Current Assets	270	277

INVESTMENTS AND OTHER ASSETS
Goodwill	8	8
Regulatory assets	222	227
Prepaid pension expense	243	162
Other	26	23

Total Investments and Other Assets	499	420

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,249	3,188
Accumulated depreciation	(936)	(926)

Net Property, Plant and Equipment	2,313	2,262

TOTAL ASSETS	$3,082	$2,959

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(millions of dollars, except shares)
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term debt	$238	$152
Current portion of long-term debt	66	66
Accounts payable and accrued liabilities	84	92
Accounts payable due to associated companies	18	21
Taxes accrued	7	11
Interest accrued	12	6
Derivative liabilities	12	12
Other	59	59

Total Current Liabilities	496	419

DEFERRED CREDITS
Regulatory liabilities	292	297
Deferred income taxes, net	655	615
Investment tax credits	6	6
Other postretirement benefit obligations	23	22
Liabilities and accrued interest related to uncertain tax positions	—	9
Derivative liabilities	—	3
Other	38	37

Total Deferred Credits	1,014	989

LONG-TERM LIABILITIES
Long-term debt	699	699

COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY
Common stock, $2.25 par value, 1,000 shares authorized, 1,000 shares outstanding	—	—
Premium on stock and other capital contributions	347	347
Retained earnings	526	505

Total Equity	873	852

TOTAL LIABILITIES AND EQUITY	$3,082	$2,959

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$21	$23
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	24	22
Deferred income taxes	41	18
Changes in:
Accounts receivable	16	6
Inventories	4	9
Regulatory assets and liabilities, net	(7)	18
Accounts payable and accrued liabilities	(8)	(34)
Pension contributions	(85)	(40)
Taxes accrued	(31)	(4)
Interest accrued	6	6
Other assets and liabilities	4	10

Net Cash (Used By) From Operating Activities	(15)	34

INVESTING ACTIVITIES
Investment in property, plant and equipment	(69)	(41)
Net other investing activities	(1)	1

Net Cash Used By Investing Activities	(70)	(40)

FINANCING ACTIVITIES
Issuances of short-term debt, net	87	—
Net other financing activities	(3)	—

Net Cash From Financing Activities	84	—

Net Decrease in Cash and Cash Equivalents	(1)	(6)
Cash and Cash Equivalents at Beginning of Period	5	69

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4	$63

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes (includes payments to PHI for federal income taxes)	$—	$4

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENT OF EQUITY

(Unaudited)

	Common Stock
(millions of dollars, except shares)	Shares	Par Value	Premium on Stock	Retained Earnings	Total
BALANCE, DECEMBER 31, 2011	1,000	$—	$347	$505	$852
Net Income	—	—	—	21	21

BALANCE, MARCH 31, 2012	1,000	$—	$347	$526	$873

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

DPL’s unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL’s annual report on Form 10-K for the year ended December 31, 2011, as amended to include the executive compensation and other information required by Part III of Form 10-K (which information originally had been omitted as permitted by that form). In the opinion of DPL’s management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly DPL’s financial condition as of March 31, 2012, in accordance with GAAP. The year-end December 31, 2011 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three months ended March 31, 2012 may not be indicative of DPL’s results that will be realized for the full year ending December 31, 2012.

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

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset and goodwill impairment evaluations, fair value calculations for derivative instruments, pension and other postretirement benefits assumptions, the assessment of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of self-insurance reserves for general and auto liability claims, and income tax provisions and reserves. Additionally, DPL is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of its business. DPL records an estimated liability for these proceedings and claims when it is probable that a loss has been incurred and the loss is reasonably estimable.

DPL

Consolidation of Variable Interest Entities - DPL Renewable Energy Transactions

DPL assesses its contractual arrangements with variable interest entities to determine whether it is the primary beneficiary and thereby has to consolidate the entities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810. The guidance addresses conditions under which an entity should be consolidated based upon variable interests rather than voting interests.

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. DPL has entered into three land-based wind power purchase agreements (PPAs) in the aggregate amount of 128 megawatts and one solar PPA with a 10 megawatt facility as of March 31, 2012. All of the facilities associated with these PPAs are operational, and DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and solar renewable energy credits (SRECs) from the solar facility at rates that are primarily fixed under these agreements. DPL has concluded that consolidation is not required for any of these agreements under the FASB guidance on the consolidation of variable interest entities.

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 megawatts, the second of the wind facilities through 2031 in amounts not to exceed 40 megawatts, and the third facility through 2031 in amounts not to exceed 38 megawatts. DPL’s purchases under the three wind PPAs totaled $9 million and $5 million for the three months ended March 31, 2012 and 2011, respectively. The term of the agreement with the solar facility is 20 years and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. DPL’s purchases under the solar agreement were zero for the three months ended March 31, 2012.

On October 18, 2011, the Delaware Public Service Commission (DPSC) approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 megawatts to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL would be an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each megawatt hour of energy produced by the fuel cell facilities over 21 years. DPL would have no liability to the qualified fuel cell provider other than to remit payments collected from its distribution customers pursuant to the tariff. The RPS provide for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. In June 2012, a 3 megawatt generation facility is expected to be placed into service under the tariff. A 27 megawatt generation facility is expected to be placed into service in 5 megawatt increments beginning in January 2013. PHI has concluded that DPL would account for this arrangement as an agency transaction.

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired at the acquisition date. All of DPL’s goodwill was generated by DPL’s acquisition of Conowingo Power Company in 1995. DPL tests its goodwill for impairment annually and whenever an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of DPL below the carrying amount of its net assets. DPL performs its annual impairment test as of November 1. Factors that may result in an interim impairment test include, but are not limited to: a change in the identified reporting units; an adverse change in business conditions; an adverse regulatory action; or an impairment of DPL’s long-lived assets. DPL concluded that an interim impairment test was not required during the three months ended March 31, 2012.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in DPL’s gross revenues were $4 million and $5 million for the three months ended March 31, 2012 and 2011, respectively.

DPL

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Fair Value Measurements and Disclosures (ASC 820)

The FASB issued new guidance on fair value measurement and disclosures that was effective beginning with DPL’s March 31, 2012 financial statements. The new measurement guidance did not have a material impact on DPL’s financial statements and the new disclosure requirements are in Note (12), “Fair Value Disclosures,” of DPL’s financial statements.

Goodwill (ASC 350)

The FASB issued new guidance that changes the annual and interim assessments of goodwill for impairment. The new guidance modifies the required annual impairment test by giving entities the option to perform a qualitative assessment of whether it is more likely than not that goodwill is impaired before performing a quantitative assessment. The new guidance also amends the events and circumstances that entities should assess to determine whether an interim quantitative impairment test is necessary. As of January 1, 2012, DPL has adopted the new guidance and concluded it did not have a material impact on its financial statements.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

Balance Sheet (ASC 210)

In December 2011, the FASB issued new disclosure requirements for financial assets and liabilities, such as derivatives, that are subject to contractual netting arrangements. The new disclosures will include information about the gross exposures of the instruments and the net exposure of the instruments under contractual netting arrangements, how the exposures are presented in the financial statements, and the terms and conditions of the contractual netting arrangements. The new disclosures are effective beginning with DPL’s March 31, 2013 financial statements. DPL is evaluating the impact of this new guidance on its financial statements.

(5) SEGMENT INFORMATION

DPL operates its business as one regulated utility segment, which includes all of its services as described above.

(6) GOODWILL

DPL’s goodwill balance of $8 million was unchanged during the three months ended March 31, 2012. All of DPL’s goodwill was generated by its acquisition of Conowingo Power Company in 1995.

DPL’s annual impairment test as of November 1, 2011 indicated that goodwill was not impaired. For the three months ended March 31, 2012, DPL concluded that there were no events requiring it to perform an interim goodwill impairment test. DPL will perform its next annual impairment test as of November 1, 2012.

DPL

(7) REGULATORY MATTERS

Rate Proceedings

Over the last several years, DPL has proposed in each of its jurisdictions the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. To date:

•

A bill stabilization adjustment (BSA) has been approved and implemented for electric service in Maryland. The Maryland Public Service Commission (MPSC) has issued an order requiring modification of the BSA in Maryland so that revenues lost as a result of major storm outages are not collected through the BSA if electric service is not restored to the pre-major storm levels within 24 hours of the start of a major storm (as discussed below).

•

A modified fixed variable rate design (MFVRD) has been approved in concept for electric service in Delaware, but the implementation has been deferred by the Delaware Public Service Commission (DPSC) pending the development of an implementation plan and a customer education plan. DPL anticipates that the MFVRD will be in place for electric service by early 2013.

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

In an effort to reduce the shortfall in revenues due to the delay in time or lag between when costs are incurred and when they are reflected in rates (regulatory lag), DPL has proposed, in each of its jurisdictions, a reliability investment recovery mechanism (RIM) to recover reliability-related capital expenditures incurred between base rate cases. Through the RIM, DPL in each year would collect through a surcharge the amount of its reliability-related capital expenditures based on its budget for that year. The budgeted amount would be reconciled with actual capital expenditures on an annual basis and any over-recovery or under-recovery would be reflected in the next year’s surcharge. The work undertaken pursuant to the RIM would be subject to a prudency review by the applicable state regulatory commission in the next base rate case or at more frequent intervals as determined by such commission. DPL’s operation and maintenance costs and other capital expenditures would remain subject to recovery through the traditional ratemaking process.

DPL also has requested approval in each of its jurisdictions of the use of fully forecasted test years in future rate cases. Traditionally, past test years with actual historical costs are used for ratemaking purposes; however, fully forecasted test years would be comprised of forward-looking costs. If approved, such fully forecasted test years would be more reflective of current costs and would mitigate the effects of regulatory lag.

Delaware

Gas Cost Rates

DPL makes an annual Gas Cost Rate (GCR) filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. In August 2011, DPL made its 2011 GCR filing. The filing includes the second year of the effect of a two-year amortization of under-recovered gas costs that had

DPL

been proposed, and approved by the DPSC, in DPL’s 2010 GCR filing (the settlement approved by the DPSC in the 2010 GCR case included the first year of such two-year amortization). The rates proposed in the 2011 GCR, which include the second year of the two-year amortization approved in the 2010 GCR case, would result in a GCR decrease for the typical retail natural gas customer of 5.6% in the level of GCR. On September 20, 2011, the DPSC issued an order allowing DPL to place the new rates into effect on November 1, 2011, subject to refund and pending final DPSC approval. The parties to the 2011 GCR proceeding have executed a settlement agreement that recommends approval of the 2011 GCR as filed. A DPSC decision on the settlement agreement is expected during the third quarter of 2012.

On February 21, 2012, DPL submitted its application for a waiver under its GCR tariff, which requires DPL to request an interim GCR rate increase when the under-recovery exceeds 6.0%. The DPSC granted the waiver on March 6, 2012.

Electric Distribution Base Rates

On December 2, 2011, DPL submitted an application with the DPSC to increase its electric distribution base rates. The filing seeks approval of an annual rate increase of approximately $31.8 million, based on a requested return on equity (ROE) of 10.75%, and requests approval of implementation of the MFVRD. DPL requested that the rates become effective on January 31, 2012. The filing includes a request for DPSC approval of a RIM and the use of fully forecasted test years in future DPL rate cases. On January 10, 2012, the DPSC entered an order suspending the full increase and allowing a temporary rate increase of $2.5 million to go into effect on January 31, 2012, subject to refund and pending final DPSC approval. As permitted by Delaware law, DPL intends to place the remainder of approximately $29.3 million of the requested increase into effect on July 2, 2012, subject to refund and pending final DPSC approval. A decision by the DPSC is expected by the end of 2012.

Maryland

Electric Distribution Base Rates

On December 9, 2011, DPL submitted an application with the MPSC to increase its electric distribution base rates. The filing seeks approval of an annual rate increase of approximately $25.2 million, based on a requested ROE of 10.75%. The filing includes a request for MPSC approval of a RIM and the use of fully forecasted test years in future DPL rate cases. A decision by the MPSC is expected in July 2012.

Major Storm Damage Recovery Proceedings

In February 2011, the MPSC initiated proceedings involving DPL, as well as its affiliate Potomac Electric Power Company (Pepco) and unaffiliated utilities in Maryland, for the purpose of reviewing how the BSA operates to recover revenues lost as a result of major storm outages. On January 25, 2012, the MPSC issued an order modifying the BSA to prevent the Maryland utilities, including DPL and Pepco, from collecting lost utility revenue through the BSA if electric service is not restored to the pre-major storm levels within 24 hours of the start of a major storm (defined by the MPSC as a weather-related event during which more than the lesser of 10% or 100,000 of an electric utility’s customers have a sustained outage for more than 24 hours). The period for which the lost utility revenue may not be collected through the BSA commences 24 hours after the start of the major storm and continues until all major storm-related outages are restored. The MPSC stated that waivers permitting collection of BSA revenues would be granted in rare and extraordinary circumstances where a utility can show that an outage was not due to inadequate emphasis on reliability and restoration efforts were reasonable under the circumstances. The financial impact of service interruptions due to a major storm as a result of this MPSC order would generally depend on the scope and duration of the outages.

DPL

Maryland Public Service Commission New Generation Contract Requirement

On September 29, 2009, the MPSC initiated an investigation into whether the regulated electric distribution companies (EDCs) in Maryland should be required to enter into long-term contracts with entities that construct, acquire or lease, and operate, new electric generation facilities in Maryland.

The MPSC issued an order on April 12, 2012, in which it determined that there is a need for one new power plant in the range of 650 to 700 MW beginning in 2015. The order requires DPL, Pepco and Baltimore Gas and Electric Company to negotiate and enter into a contract with the winning bidder in amounts proportionate to their relative SOS loads. Under the contract, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with a commercial operation date of June 1, 2015. The order acknowledges the EDCs’ concerns about the requirements of the contract and directs them to negotiate with the winning bidder and submit any proposed changes in the contract to the MPSC for approval. The order further specifies that the EDCs entering into the contract will recover the associated costs from their respective SOS customers through surcharges. DPL is evaluating the impact of the order, and, at this time, cannot predict (i) the extent of the negative effect that the order and, once finalized, the contract for new generation, may have on its balance sheets, as well as its credit metrics, as calculated by independent rating agencies that evaluate and rate DPL and its debt issuances, (ii) the effect on DPL’s ability to recover its associated costs of the contract for new generation if a significant number of SOS customers elect to buy their energy from alternative energy suppliers, and (iii) the effect of the order on its financial condition, results of operations and cash flows. On April 27, 2012, a group of generators operating in the PJM region filed a complaint in the United States District Court for the Northern District of Maryland challenging the MPSC’s order on the grounds that that such order violated the commerce clause and the supremacy clause of the U.S. Constitution. DPL continues to evaluate whether to seek judicial review of the MPSC’s order.

(8) PENSION AND OTHER POSTRETIREMENT BENEFITS

DPL accounts for its participation in its parent’s single-employer plans, the Pepco Holdings, Inc. Retirement Plan (the PHI Retirement Plan) and the Pepco Holdings, Inc. Welfare Plan for Retirees, as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended March 31, 2012 and 2011, before intercompany allocations from the PHI Service Company, were $26 million and $27 million, respectively. DPL’s allocated share was $6 million and $7 million, respectively, for the three months ended March 31, 2012 and 2011.

In the first quarter of 2012, DPL made a discretionary tax-deductible contribution to the PHI Retirement Plan of $85 million. In the first quarter of 2011, DPL made a discretionary tax-deductible contribution to the PHI Retirement Plan in the amount of $40 million.

(9) DEBT

Credit Facility

PHI, Pepco, DPL and Atlantic City Electric Company (ACE) maintain an unsecured syndicated credit facility to provide for their respective liquidity needs, including obtaining letters of credit, borrowing for general corporate purposes and supporting their commercial paper programs. On August 1, 2011, PHI, Pepco, DPL and ACE entered into an amended and restated credit agreement with respect to the facility, which among other changes extended the expiration date of the facility to August 1, 2016.

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

DPL

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of March 31, 2012.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At March 31, 2012 and December 31, 2011, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $452 million and $711 million, respectively. DPL’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and ACE and the portion of the total capacity being used by PHI.

Commercial Paper

DPL maintains an on-going commercial paper program to address its short-term liquidity needs. As of March 31, 2012, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

DPL had $133 million of commercial paper outstanding at March 31, 2012. The weighted average interest rate for commercial paper issued by DPL during the three months ended March 31, 2012 was 0.39% and the weighted average maturity of all commercial paper issued by DPL during the three months ended March 31, 2012 was four days.

DPL

(10) INCOME TAXES

A reconciliation of DPL’s effective income tax rate is as follows:

	Three Months Ended March 31,
	2012		2011
	(millions of dollars)
Income tax at Federal statutory rate	$12	35.0%	$14	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	2	5.7%	2	6.0
Other, net	—	(0.7)	1	1.5

Income tax expense	$14	40.0%	$17	42.5%

DPL’s effective tax rates for the three months ended March 31, 2012 and 2011 were 40.0% and 42.5%, respectively. The decrease in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions in the first quarter of 2011.

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The tables below identify the balance sheet location and fair values of derivative instruments as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative liabilities (current liabilities)	$—	$(14)	$(14)	$2	$(12)
Derivative liabilities (non-current liabilities)	—	—	—	—	—

Total Derivative liabilities	—	(14)	(14)	2	(12)

Net Derivative (liability) asset	$—	$(14)	$(14)	$2	$(12)

DPL

	As of December 31, 2011
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative liabilities (current liabilities)	$—	$(14)	$(14)	$2	$(12)
Derivative liabilities (non-current liabilities)	—	(3)	(3)	—	(3)

Total Derivative liabilities	—	(17)	(17)	2	(15)

Net Derivative (liability) asset	$—	$(17)	$(17)	$2	$(15)

Under FASB guidance on the offsetting of balance sheet accounts (ASC 210), DPL offsets the fair value amounts recognized for derivative instruments and fair value amounts recognized for related collateral positions executed with the same counterparty under master netting agreements. The amount of cash collateral that was offset against these derivative positions is as follows:

	March 31, 2012	December 31, 2011
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim	$2	$2

As of March 31, 2012 and December 31, 2011, all DPL cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

All premiums paid and other transaction costs incurred as part of DPL’s natural gas hedging activity, in addition to all of DPL’s gains and losses related to hedging activities, are deferred under FASB guidance on regulated operations until recovered from customers based on the fuel adjustment clause approved by the DPSC. The following table indicates the net unrealized derivative losses arising during the period included in Regulatory assets and the realized losses recognized in the statements of income for the three months ended March 31, 2012 and 2011 associated with cash flow hedges:

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Net unrealized (loss) gain arising during the period included in Regulatory assets	$—	$—
Net realized losses recognized in Purchased energy or Gas Purchased	—	(2)

Other Derivative Activity

DPL holds certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the balance sheets with changes in the fair value recorded in income. In accordance with FASB guidance on regulated operations, offsetting regulatory liabilities or regulatory assets are recorded on the balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause. For the three months ended March 31, 2012 and 2011, the net unrealized derivative losses arising during the period included in Regulatory Assets and the net realized losses recognized in the statements of income are provided in the table below:

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Net unrealized (loss) gain arising during the period included in Regulatory assets	$(4)	$(1)
Net realized loss recognized in Purchased energy or Gas purchased	(7)	(7)

DPL

As of March 31, 2012 and December 31, 2011, DPL had the following net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting:

	March 31, 2012		December 31, 2011
Commodity	Quantity	Net Position	Quantity	Net Position
Natural gas (MMBtu)	4,109,100	Long	6,161,200	Long

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

Under the collateral requirements of the ISDA or similar agreements, the parties establish a dollar threshold of unsecured credit for each party in excess of which the party would be required to post collateral to secure its obligations to the other party. The amount of the unsecured credit threshold varies according to the senior, unsecured debt rating of the respective parties or that of a guarantor of the party’s obligations. The fair values of all transactions between the parties are netted under the master netting provisions. Transactions may include derivatives accounted for on-balance sheet as well as normal purchases and normal sales that are accounted for off-balance sheet. If the aggregate fair value of the transactions in a net loss position exceeds the unsecured credit threshold, then collateral is required to be posted in an amount equal to the amount by which the unsecured credit threshold is exceeded. The obligations of DPL are stand-alone obligations without the guaranty of PHI. If DPL’s debt rating were to fall below “investment grade,” the unsecured credit threshold would typically be set at zero and collateral would be required for the entire net loss position. Exchange-traded contracts are required to be fully collateralized without regard to the debt rating of the holder.

The gross fair values of DPL’s derivative liabilities with credit-risk-related contingent features as of March 31, 2012 and December 31, 2011, were $12 million and $15 million, respectively. As of those dates, DPL had posted no cash collateral in the normal course of business against its gross derivative liabilities, resulting in net liabilities of $12 million and $15 million, respectively. If DPL’s debt ratings had been downgraded below investment grade as of March 31, 2012 and December 31, 2011, DPL’s net settlement amounts would have been approximately $12 million and $15 million, respectively, and DPL would have been required to post additional collateral with the counterparties of approximately $12 million and $15 million, respectively. The net settlement and additional collateral amounts reflect the effect of offsetting transactions under master netting agreements.

DPL

DPL’s primary source for posting cash collateral or letters of credit is PHI’s credit facility. At March 31, 2012 and December 31, 2011, the aggregate amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries was $452 million and $711 million, respectively.

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

The following tables set forth, by level within the fair value hierarchy, DPL’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Executive deferred compensation plan assets
Money market funds	$2	$2	$—	$—
Life insurance contracts	1	—	—	1

	$3	$2	$—	$1

LIABILITIES
Derivative instruments (b)
Natural gas (c)	$14	$2	$—	$12

	$14	$2	$—	$12

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas options purchased by DPL as part of a natural gas hedging program approved by the DPSC.

DPL

	Fair Value Measurements at December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Executive deferred compensation plan assets
Money market funds	$2	$2	$—	$—
Life insurance contracts	1	—	—	1

	$3	$2	$—	$1

LIABILITIES
Derivative instruments (b)
Natural gas (c)	$17	$2	$—	$15

	$17	$2	$—	$15

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas options purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

Derivative instruments categorized as level 3 include natural gas options used by DPL as part of a natural gas hedging program approved by the DPSC. DPL applies a Black-Scholes model to value its options, which contains inputs, such as the forward price curves, contract prices, contract volumes, the risk-free rate and the implied volatility factors, which are based on a range of historical NYMEX option prices. The implied volatility is a factor based on a range between 0.60 and 2.03. DPL maintains valuation policies and procedures and reviews the validity and relevance of the inputs used to estimate the fair value of its options.

DPL

The table below summarizes the primary unobservable input used to determine the fair value of DPL’s level 3 instruments and the range of values that could be used for the input as of March 31, 2012:

Type of Instrument	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range
	(millions of dollars)
Natural Gas Options	$12	Option model	Volatility Factor	0.60 – 2.03

DPL used values within this range as part of its fair value estimates, and a significant change in the unobservable input within this range would have an insignificant impact on the reported fair value as of March 31, 2012.

Executive deferred compensation plan assets and liabilities include certain life insurance policies that are valued using the cash surrender value of the policies, net of loans against those policies. The cash surrender values do not represent a quoted price in an active market; therefore, are unobservable and are categorized as level 3. Cash surrender values are provided by third parties and reviewed by DPL for reasonableness.

Reconciliations of the beginning and ending balances of DPL’s fair value measurements using significant unobservable inputs (level 3) for the three months ended March 31, 2012 and 2011 are shown below:

	Three Months Ended March 31, 2012
	Natural Gas	Life Insurance Contracts
	(millions of dollars)
Beginning balance as of January 1	$(15)	$1
Total gains (losses) (realized and unrealized):
Included in income	—	—
Included in accumulated other comprehensive loss	—	—
Included in regulatory assets	(3)	—
Purchases	—	—
Issuances	—	—
Settlements	6	—
Transfers in (out) of level 3	—	—

Ending balance as of March 31	$(12)	$1

DPL

	Three Months Ended March 31, 2011
	Natural Gas	Life Insurance Contracts
	(millions of dollars)
Beginning balance as of January 1	$(23)	$1
Total gains (losses) (realized and unrealized):
Included in income	—	—
Included in accumulated other comprehensive loss	—	—
Included in regulatory assets	(1)	—
Purchases	—	—
Issuances	—	—
Settlements	5	—
Transfers in (out) of level 3	—	—

Ending balance as of March 31	$(19)	$1

Other Financial Instruments

The estimated fair values of DPL’s debt instruments that are measured at amortized cost in DPL’s financial statements and the associated level of the estimates within the fair value hierarchy as of March 31, 2012 are shown in the table below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

	Fair Value Measurements at March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$833	$—	$720	$113

	$833	$—	$720	$113

(a)	The carrying amount for Long-term debt is $765 million as of March 31, 2012.

The fair value of Long-term debt categorized as level 1 is based on actual quoted trade prices for the debt in active markets on the measurement date.

The fair value of Long-term debt categorized as level 2 is based on a blend of quoted prices for the debt and quoted prices for similar debt in active markets, but not on the measurement date. The blend places more weight on current pricing information when determining the final fair value measurement. The fair value information is provided by brokers and DPL reviews the methodologies and results.

The fair value of Long-term debt categorized as level 3 is based on a discounted cash flow methodology using observable inputs, such as the U.S. Treasury yield, and unobservable inputs, such as credit spreads, because quoted prices for the debt or similar debt in active markets were insufficient.

DPL

The estimated fair values of DPL’s debt instruments at December 31, 2011 are shown below:

	December 31, 2011
	Carrying Amount	Fair Value
	(millions of dollars)
Long-term debt	$765	$834

The carrying amounts of all other financial instruments in the accompanying financial statements approximate fair value.

(13) COMMITMENTS AND CONTINGENCIES

Environmental Matters

DPL is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from DPL’s customers, environmental clean-up costs incurred by DPL generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of DPL described below at March 31, 2012 are summarized as follows:

		Legacy Generation
	Transmission and Distribution	Regulated	Non-Regulated	Other	Total
	(millions of dollars)
Beginning balance as of January 1	$1	$4	$—	$2	$7
Accruals	—	—	—	—	—
Payments	—	1	—	—	1

Ending balance as of March 31	1	3	—	2	6
Less amounts in Other current liabilities	1	1	—	2	4

Amounts in Other deferred credits	$—	$2	$—	$—	$2

Ward Transformer Site

In April 2009, a group of potentially responsible parties (PRPs) with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including DPL with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The next step in the litigation will be the filing of summary judgment motions regarding liability for certain “test case” defendants, not including DPL. The case has been stayed as to the remaining defendants pending rulings upon the test cases. Although DPL cannot at this time estimate an amount or range of reasonably possible losses to which it may be exposed, DPL does not believe that it had extensive business transactions, if any, with the Ward Transformer site and therefore, costs incurred to resolve this matter are not expected to be material.

DPL

Indian River Oil Release

In 2001, DPL entered into a consent agreement with the Delaware Department of Natural Resources and Environmental Control for remediation, site restoration, natural resource damage compensatory projects and other costs associated with environmental contamination resulting from an oil release at the Indian River generating facility, which was sold in June 2001. The amount of remediation costs accrued for this matter is included in the table above under the column entitled Legacy Generation - Regulated.

(14) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to DPL for the three months ended March 31, 2012 and 2011 were approximately $37 million and $31 million, respectively.

In addition to the PHI Service Company charges described above, DPL’s financial statements include the following related party transactions in its statements of income:

Income (Expenses)	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Purchased power under Default Electricity Supply contracts with Conectiv Energy Supply, Inc. (a)	$—	$1
Intercompany lease transactions (b)	1	1

(a)	Included in Purchased energy expense.
(b)	Included in electric revenue.

As of March 31, 2012 and December 31, 2011, DPL had the following balances on its balance sheets due (to) from related parties:

Liability	March 31, 2012	December 31, 2011
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(17)	$(20)
Conectiv Energy Supply, Inc.	—	(1)
Pepco Energy Services Inc. and its subsidiaries (Pepco Energy Services) (b)	(1)	—

Total	$(18)	$(21)

(a)	Included in Accounts payable due to associated companies.
(b)	DPL bills customers on behalf of Pepco Energy Services where customers have selected Pepco Energy Services as their alternative energy supplier.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Operating Revenue	$256	$315

Operating Expenses
Purchased energy	166	198
Other operation and maintenance	56	55
Depreciation and amortization	28	33
Other taxes	4	6
Deferred electric service costs	(15)	(3)

Total Operating Expenses	239	289

Operating Income	17	26

Other Income (Expenses)
Interest expense	(17)	(15)
Other income	1	—

Total Other Expenses	(16)	(15)

Income Before Income Tax Expense	1	11
Income Tax (Benefit) Expense	(1)	5

Net Income	$2	$6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(millions of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49	$91
Restricted cash equivalents	10	11
Accounts receivable, less allowance for uncollectible accounts of $11 million and $12 million, respectively	168	185
Inventories	25	25
Prepayments of income taxes	45	26
Income taxes receivable	5	5
Prepaid expenses and other	9	16

Total Current Assets	311	359

INVESTMENTS AND OTHER ASSETS
Regulatory assets	670	662
Prepaid pension expense	99	71
Income taxes receivable	133	61
Restricted cash equivalents	15	15
Assets and accrued interest related to uncertain tax positions	22	42
Other	12	14

Total Investments and Other Assets	951	865

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,592	2,548
Accumulated depreciation	(772)	(766)

Net Property, Plant and Equipment	1,820	1,782

TOTAL ASSETS	$3,082	$3,006

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(millions of dollars, except shares)
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term debt	$23	$23
Current portion of long-term debt	38	37
Accounts payable and accrued liabilities	122	117
Accounts payable due to associated companies	14	14
Taxes accrued	17	10
Interest accrued	21	15
Other	41	45

Total Current Liabilities	276	261

DEFERRED CREDITS
Regulatory liabilities	62	60
Deferred income taxes, net	768	698
Investment tax credits	7	7
Other postretirement benefit obligations	31	31
Other	16	20

Total Deferred Credits	884	816

LONG-TERM LIABILITIES
Long-term debt	833	832
Transition Bonds issued by ACE Funding	285	295

Total Long-Term Liabilities	1,118	1,127

COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Common stock, $3.00 par value, 25,000,000 shares authorized, 8,546,017 shares outstanding	26	26
Premium on stock and other capital contributions	576	576
Retained earnings	202	200

Total Equity	804	802

TOTAL LIABILITIES AND EQUITY	$3,082	$3,006

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$2	$6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	28	33
Deferred income taxes	72	9
Changes in:
Accounts receivable	17	16
Inventories	(1)	—
Regulatory assets and liabilities, net	(16)	(3)
Accounts payable and accrued liabilities	(8)	(23)
Pension contributions	(30)	(30)
Taxes accrued	(63)	12
Interest accrued	—	3
Other assets and liabilities	10	10

Net Cash From Operating Activities	11	33

INVESTING ACTIVITIES
Investment in property, plant and equipment	(53)	(22)
Department of Energy capital reimbursement awards received	1	1
Net other investing activities	—	(3)

Net Cash Used By Investing Activities	(52)	(24)

FINANCING ACTIVITIES
Redemption of preferred stock	—	(6)
Reacquisitions of long-term debt	(9)	(9)
Issuances of short-term debt, net	—	7
Net other financing activities	8	(1)

Net Cash Used By Financing Activities	(1)	(9)

Net Decrease in Cash and Cash Equivalents	(42)	—
Cash and Cash Equivalents at Beginning of Period	91	4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49	$4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash received for income taxes (includes payments from PHI for federal income taxes)	$—	$(6)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
(millions of dollars, except shares)	Shares	Par Value	Premium on Stock	Retained Earnings	Total
BALANCE, DECEMBER 31, 2011	8,546,017	$26	$576	$200	$802
Net Income	—	—	—	2	2

BALANCE, MARCH 31, 2012	8,546,017	$26	$576	$202	$804

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

ACE’s unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual consolidated financial statements included in ACE’s annual report on Form 10-K for the year ended December 31, 2011, as amended to include the executive compensation and other information required by Part III of Form 10-K (which information originally had been omitted as permitted by that form). In the opinion of ACE’s management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly ACE’s financial condition as of March 31, 2012, in accordance with GAAP. The year-end December 31, 2011 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results for the three months ended March 31, 2012 may not be indicative of ACE’s results that will be realized for the full year ending December 31, 2012.

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

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset impairment evaluations, pension and other postretirement benefits assumptions, the assessment of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of self-insurance reserves for general and auto liability claims, and income tax provisions and reserves. Additionally, ACE is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of its business. ACE records an estimated liability for these proceedings and claims when it is probable that a loss has been incurred and the loss is reasonably estimable.

ACE

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

ACE Power Purchase Agreements

ACE is a party to three power purchase agreements (PPAs) with unaffiliated, non-utility generators (NUGs) totaling 459 megawatts. One of the agreements ends in 2016 and the other two end in 2024. ACE was unable to obtain sufficient information to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, ACE applied the scope exemption from the consolidation guidance for enterprises that have not been able to obtain such information.

Net purchase activities with the NUGs for the three months ended March 31, 2012 and 2011 were approximately $51 million and $57 million, respectively, of which approximately $50 million and $53 million, respectively, consisted of power purchases under the PPAs. The power purchase costs are recoverable from ACE’s customers through regulated rates.

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

ACE

Currently, ACE believes that FASB guidance on derivative accounting and the accounting for regulated operations would apply to a SOCA once capacity has cleared a PJM auction. Once cleared, the gain (loss) associated with the fair value of a derivative would be offset by the recognition of a regulatory liability (asset). The next PJM capacity auction is scheduled for May 2012. ACE has concluded that consolidation is not required for the SOCAs under the FASB guidance on the consolidation of variable interest entities.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in ACE’s gross revenues were $4 million and $6 million for the three months ended March 31, 2012 and 2011, respectively.

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Fair Value Measurements and Disclosures (ASC 820)

The FASB issued new guidance on fair value measurement and disclosures that was effective beginning with ACE’s March 31, 2012 consolidated financial statements. The new measurement guidance did not have a material impact on ACE’s consolidated financial statements and the new disclosure requirements are in Note (10), “Fair Value Disclosures,” of ACE’s consolidated financial statements.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

None.

(5) SEGMENT INFORMATION

ACE operates its business as one regulated utility segment, which includes all of its services as described above.

(6) REGULATORY MATTERS

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

Electric Distribution Base Rates

On August 5, 2011, ACE filed a petition with the NJBPU to increase its electric distribution rates by the net amount of approximately $58.9 million (increased to approximately $80.2 million on February 24, 2012, to reflect the 2011 test year), based on a requested return on equity of 10.75% (the ACE 2011 Base Rate Case). The modified net increase consists of a rate increase proposal of approximately $90.3 million, less a deduction from base rates of approximately $17 million attributable to excess depreciation expenses, plus approximately a $6.3 million increase in sales-and-use taxes and an upward adjustment of approximately $0.6 million in the Regulatory Asset Recovery Charge. A decision in the electric distribution rate case is expected by the end of 2012.

ACE

Infrastructure Investment Program

In July 2009, the NJBPU approved certain rate recovery mechanisms in connection with ACE’s Infrastructure Investment Program (the IIP). In exchange for the increase in infrastructure investment, the NJBPU, through the IIP, allowed recovery of ACE’s infrastructure investment capital expenditures through a special rate outside the normal rate recovery mechanism of a base rate filing. The IIP was designed to stimulate the New Jersey economy and provide incremental employment in ACE’s service territory by increasing the infrastructure expenditures to a level above otherwise normal budgeted levels. In an October 18, 2011 petition (subsequently amended December 16, 2011) with the NJBPU, ACE requested an extension and expansion to the IIP under which ACE proposes to spend approximately $63 million, $94 million and $81 million in calendar years 2012, 2013 and 2014, respectively, on non-revenue reliability-related capital expenditures. As proposed, capital expenditures related to the proposed special rate would be subject to annual reconciliation and approval by the NJBPU. A decision by the NJBPU on ACE’s IIP filing is expected by the end of the third quarter of 2012.

Storm Damage Restoration Costs Recovery

In August 2011, ACE filed a petition with the NJBPU seeking authorization for deferred accounting treatment of uninsured incremental storm damage restoration costs not otherwise recovered through base rates. In that petition, ACE sought deferred accounting treatment for recovery of storm costs of approximately $8 million incurred during Hurricane Irene, which impacted ACE’s service territory in the third quarter of 2011. In an order dated December 15, 2011, the NJBPU directed that this petition be transmitted to the Office of Administrative Law with a request that the matter be consolidated with the ACE 2011 Base Rate Case, discussed above.

Update and Reconciliation of Certain Under-Recovered Balances

In February 2012, ACE filed a petition with the NJBPU seeking to reconcile and update several pass-through charges related to (i) the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the NUGs, (ii) costs related to surcharges that fund several statewide social programs and ACE’s uncollected accounts, and (iii) operating costs associated with ACE’s residential appliance cycling program. The filing proposes to recover the projected deferred under-recovered balance related to the NUGs of $113.8 million as of May 31, 2012 through a four-year amortization schedule. The net impact of adjusting the charges as proposed (including both the annual impact of the proposed four-year amortization of the historical under-recovered balances related to the NUGs and the going-forward cost recovery of all the other components for the period June 1, 2012 through May 31, 2013, and including associated changes in sales-and-use taxes), is an overall annual rate increase of approximately $54.5 million. A decision by the NJBPU on this filing is expected by the end of the second quarter of 2012.

Standard Offer Capacity Agreements

In April 2011, ACE entered into three SOCAs by order of the NJBPU, each with a different generation company, as more fully described in Note (2), “Significant Accounting Policies – Consolidation of Variable Interest Entities – ACE Standard Offer Capacity Agreements.” ACE and the other New Jersey EDCs entered the SOCAs under protest based on concerns about the potential cost to distribution customers. In May 2011, the NJBPU denied a joint motion for reconsideration of its order requiring each of the EDCs to enter into the SOCAs. In June 2011, ACE and the other EDCs filed appeals related to the NJBPU orders with the Appellate Division of the New Jersey Superior Court. On March 5, 2012, the court remanded the case to the NJBPU with instructions to refer the case to an Administrative Law Judge for further consideration.

ACE

In February 2011, ACE joined other plaintiffs in an action filed in the United States District Court for the District of New Jersey challenging the constitutionality of the New Jersey law under which the SOCAs were established. ACE and the other plaintiffs filed a motion for summary judgment with the United States District Court for the District of New Jersey in December 2011. Cross motions for summary judgment were filed in January 2012. The motions remain pending.

In October 2011 and January 2012, respectively, two of the three generation companies sent notices of dispute under the SOCA to ACE. The notices of dispute allege that certain actions taken by PJM will have an adverse effect on the generation company’s ability to clear the PJM auction, which is required for payment under the SOCA. As of February 2012, the two generation companies had filed petitions with the NJBPU seeking to amend their respective SOCAs. One of the generation companies seeks to postpone the effective date (currently expected to be in 2015) of the SOCA until the litigation is complete. The other generation company proposes to adjust the payment terms of the SOCA to reflect the total expected revenues under the original bid, which the generation company alleges may be in jeopardy if it were unable to clear in the PJM auction commencing in 2015. ACE does not believe that a dispute exists under the SOCAs and is disputing the amendment of the SOCAs jointly with the other EDCs. ACE does not believe the impact of either of such SOCA amendments would be material, although the result of such amendments, if approved, may be to prolong the term of one or both SOCAs. In April 2012, the NJBPU issued an order consolidating the two matters. A decision is expected in the second quarter of 2012.

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS

ACE accounts for its participation in its parent’s single-employer plans, the Pepco Holdings, Inc. Retirement Plan (the PHI Retirement Plan) and the Pepco Holdings, Inc. Welfare Plan for Retirees, as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended March 31, 2012 and 2011, before intercompany allocations from the PHI Service Company, were $26 million and $27 million, respectively. ACE’s allocated share was $6 million and $6 million, respectively, for the three months ended March 31, 2012 and 2011.

In the first quarter of 2012, ACE made a discretionary tax-deductible contribution to the PHI Retirement Plan of $30 million. In the first quarter of 2011, ACE made a discretionary tax-deductible contribution to the PHI Retirement Plan in the amount of $30 million.

(8) DEBT

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

ACE

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and one month LIBOR plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of March 31, 2012.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At March 31, 2012 and December 31, 2011, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $452 million and $711 million, respectively. ACE’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and DPL and the portion of the total capacity being used by PHI.

Commercial Paper

ACE maintains an on-going commercial paper program to address its short-term liquidity needs. As of March 31, 2012, the maximum capacity available under the program was $250 million, subject to available borrowing capacity under the credit facility.

ACE did not issue commercial paper during the first quarter of 2012 and had no commercial paper outstanding at March 31, 2012.

Financing Activities

In January 2012, ACE Funding made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $2 million on its Series 2003-1 Bonds, Class A-2.

Financing Activities Subsequent to March 31, 2012

In April 2012, ACE Funding made principal payments of $6 million on its Series 2002-1 Bonds, Class A-3, and $2 million on its Series 2003-1 Bonds, Class A-2.

ACE

(9) INCOME TAXES

ACE’s consolidated effective tax rates for the three months ended March 31, 2012 and 2011 were (100)% and 45.5%, respectively. The decrease in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions in the first quarter of 2012, primarily due to the effective settlement with the Internal Revenue Service with respect to the methodology used historically to calculate deductible mixed service costs.

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

The following tables set forth, by level within the fair value hierarchy, ACE’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Cash equivalents
Treasury fund	$70	$70	$—	$—

	$70	$70	$—	$—

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$1	$—	$1	$—

	$1	$—	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories.

ACE

	Fair Value Measurements at December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Cash equivalents
Treasury fund	$114	$114	$—	$—

	$114	$114	$—	$—

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$1	$—	$1	$—

	$1	$—	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories.

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

Other Financial Instruments

The estimated fair values of ACE’s debt instruments that are measured at amortized cost in ACE’s consolidated financial statements and the associated level of the estimates within the fair value hierarchy as of March 31, 2012 are shown in the table below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

ACE

	Fair Value Measurements at March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$989	$—	$865	$124
Transition Bonds issued by ACE Funding (b)	370	—	370	—

	$1,359	$—	$1,235	$124

(a)	The carrying amount for Long-term debt is $833 million as of March 31, 2012.
(b)	The carrying amount for Transition Bonds issued by ACE Funding, including amounts due within one year, is $323 million as of March 31, 2012.

The fair value of Long-term debt categorized as level 1 is based on actual quoted trade prices for the debt in active markets on the measurement date.

The fair value of Long-term debt and Transition Bonds issued by ACE Funding categorized as level 2 is based on a blend of quoted prices for the debt and quoted prices for similar debt in active markets, but not on the measurement date. The blend places more weight on current pricing information when determining the final fair value measurement. The fair value information is provided by brokers and ACE reviews the methodologies and results.

The fair value of Long-term debt categorized as level 3 was based on a discounted cash flow methodology using observable inputs, such as the U.S. Treasury yield, and unobservable inputs, such as credit spreads, because quoted prices for the debt or similar debt in active markets were insufficient.

The estimated fair values of ACE’s debt instruments at December 31, 2011 are shown below:

	December 31, 2011
	Carrying Amount	Fair Value
	(millions of dollars)
Long-term debt	$832	$1,003
Transition Bonds issued by ACE Funding	332	380

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

(11) COMMITMENTS AND CONTINGENCIES

General Litigation

In September 2011, an asbestos complaint was filed in the New Jersey Superior Court, Law Division, against ACE (among other defendants) asserting claims under New Jersey’s Wrongful Death and Survival statutes. The complaint, filed by the estate of a decedent who was the wife of a former employee of ACE, alleges that the decedent’s mesothelioma was caused by exposure to asbestos brought home by her husband on his work clothes. Unlike the other jurisdictions to which ACE’s affiliated utility subsidiaries are subject, New Jersey courts have recognized a cause of action against a premise owner in a so-called “take home” case if it can be shown that the harm was foreseeable. In this case, the complaint seeks

ACE

recovery of an unspecified amount of damages for, among other things, the decedent’s past medical expenses, loss of earnings, and pain and suffering between the time of injury and death, and asserts a punitive damage claim. At this time, ACE has concluded that a loss is reasonably possible with respect to this matter, but ACE was unable to estimate an amount or range of reasonably possible loss because (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, and (iii) the matter involves facts that ACE believes are distinguishable from the facts of the “take home” cause of action recognized by the New Jersey courts.

Environmental Matters

ACE is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from ACE’s customers, environmental clean-up costs incurred by ACE generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of ACE described below at March 31, 2012 are summarized as follows:

		Legacy Generation
	Transmission and Distribution	Regulated	Non-Regulated	Other	Total
	(millions of dollars)
Beginning balance as of January 1	$—	$1	$—	$—	$1
Accruals	—	—	—	—	—
Payments	—	—	—	—	—

Ending balance as of March 31	—	1	—	—	1
Less amounts in Other current liabilities	—	—	—	—	—

Amounts in Other deferred credits	$—	$1	$—	$—	$1

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

ACE

decision supports ACE’s position, at this time ACE cannot predict how EPA will proceed with respect to the Franklin Slag Pile site, or what portion, if any, of the Franklin Slag Pile site response costs EPA would seek to recover from ACE. Costs to resolve this matter are not expected to be material and are expensed as incurred.

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including ACE with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The next step in the litigation will be the filing of summary judgment motions regarding liability for certain “test case” defendants, not including ACE. The case has been stayed as to the remaining defendants pending rulings upon the test cases. Although ACE cannot at this time estimate an amount or range of reasonably possible losses to which it may be exposed, ACE does not believe that it had extensive business transactions, if any, with the Ward Transformer site and therefore, costs incurred to resolve this matter are not expected to be material.

(12) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to ACE for the three months ended March 31, 2012 and 2011 were approximately $28 million and $24 million, respectively.

In addition to the PHI Service Company charges described above, ACE’s consolidated financial statements include the following related party transactions in the consolidated statements of income:

	Three Months Ended March 31,
Income (Expenses)	2012	2011
	(millions of dollars)
Meter reading services provided by Millennium Account Services LLC (an ACE affiliate) (a)	$(1)	$(1)

(a)	Included in Other operation and maintenance expense.

As of March 31, 2012 and December 31, 2011, ACE had the following balances on its consolidated balance sheets due to related parties:

Liability	March 31, 2012	December 31, 2011
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(12)	$(12)
Other	(2)	(2)

Total	$(14)	$(14)

(a)	Included in Accounts payable due to associated companies.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended March 31,
	2012	2011
Percentage of Consolidated Operating Revenue
Power Delivery	82%	76%
Pepco Energy Services	18%	23%
Other Non-Regulated	—	1%
Percentage of Consolidated Operating Income
Power Delivery	73%	79%
Pepco Energy Services	12%	11%
Other Non-Regulated	15%	10%
Percentage of Power Delivery Operating Revenue
Power Delivery Electric	93%	92%
Power Delivery Gas	7%	8%

Power Delivery

Power Delivery Electric consists primarily of the transmission, distribution and default supply of electricity, and Power Delivery Gas consists of the delivery and supply of natural gas. Power Delivery represents a single operating segment for financial reporting purposes.

Each utility comprising Power Delivery is a regulated public utility in the jurisdictions that encompass its service territory. Each utility is responsible for the distribution of electricity and, in the case of DPL, natural gas in its service territory, for which it is paid tariff rates established by the applicable local public service commission in each jurisdiction. Each utility also supplies electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive energy supplier. The regulatory term for this supply service is Standard Offer Service (SOS) in Delaware, the District of Columbia and Maryland, and Basic Generation Service (BGS) in New Jersey. In this quarterly report, these supply service obligations are referred to generally as Default Electricity Supply.

Pepco, DPL and ACE each is responsible for the transmission of wholesale electricity into and across its service territory. The rates each utility is permitted to charge for the wholesale transmission of electricity are regulated by the Federal Energy Regulatory Commission (FERC). Transmission rates are updated annually based on a FERC-approved formula methodology.

PEPCO HOLDINGS

The profitability of Power Delivery depends on its ability to recover costs and earn a reasonable return on its capital investments through the rates it is permitted to charge. Operating results also can be affected by economic conditions, energy prices, the impact of energy efficiency measures on customer usage of electricity, and in some jurisdictions, weather.

Power Delivery’s results historically have been seasonal, generally producing higher revenue and income in the warmest and coldest periods of the year. For retail customers of Pepco and DPL in Maryland and of Pepco in the District of Columbia, revenue is not affected by unseasonably warmer or colder weather because a bill stabilization adjustment (BSA) for retail customers was implemented that provides for a fixed distribution charge per customer rather than a charge based upon energy usage. The BSA has the effect of decoupling the distribution revenue recognized in a reporting period from the amount of power delivered during the period. As a result, the only factors that will cause distribution revenue from retail customers in Maryland and the District of Columbia to fluctuate from period to period are changes in the number of customers and changes in the approved distribution charge per customer. A comparable revenue decoupling mechanism for DPL electricity and natural gas customers in Delaware has been approved in concept by the Delaware Public Service Commission (DPSC) and is pending development of an implementation plan and a customer education plan.

In accounting for the BSA in Maryland and the District of Columbia, a Revenue Decoupling Adjustment is recorded representing either (i) a positive adjustment equal to the amount by which revenue from retail distribution sales falls short of the revenue that Pepco and DPL are entitled to earn based on the approved distribution charge per customer or (ii) a negative adjustment equal to the amount by which revenue from such distribution sales exceeds the revenue that Pepco and DPL are entitled to earn based on the approved distribution charge per customer.

The following are developments in some of the key initiatives of Power Delivery as of March 31, 2012:

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

Blueprint for the Future

Each of PHI’s three utilities is participating in a PHI initiative referred to as “Blueprint for the Future.” The installation of smart meters (also known as advanced metering infrastructure (AMI)), a key initiative of Blueprint for the Future, is almost complete for DPL electric customers in Delaware, with meter activation expected to be completed in 2012. Meter installation is still underway for Pepco customers in

PEPCO HOLDINGS

both the District of Columbia and Maryland, with installation of residential meters expected to be complete in the second and fourth quarters of 2012, respectively. The respective public service commissions have approved the creation of regulatory assets to defer AMI costs between rate cases, as well as the accrual of a return on the deferred costs. Thus, these costs will be recovered through base rates in the future. In addition to the replacement of existing meters, the AMI system involves the construction of a wireless network across the service territories of PHI’s utility subsidiaries and the implementation and integration of new and existing information technology systems to collect and manage data made available by the advanced meters. The implementation of the AMI system involves a combination of technologies provided by multiple vendors.

Approval of AMI is still pending for electric customers in DPL’s Maryland jurisdiction, and such approval has been deferred for ACE in New Jersey.

In 2011, the DPSC approved DPL’s request to implement dynamic pricing for its Delaware customers. Dynamic pricing will reward SOS customers with lower rates for decreasing their energy use during those times when energy demand and, consequently, the cost of supplying electricity, are higher. Implementation for customers will be phased in between 2012 and 2014. For DPL’s Maryland customers, dynamic pricing has been approved in concept pending AMI deployment authorization. In Pepco’s Maryland service territory, dynamic pricing has been approved in concept, with phase-in for residential customers beginning in 2012. In Pepco’s District of Columbia jurisdiction, proposals are pending with proposed phase-in for residential customers anticipated to begin in 2012. Dynamic pricing has been deferred for ACE’s customers in New Jersey.

Regulatory Lag

An important factor in the ability of each of Pepco, DPL and ACE to earn its authorized rate of return is the willingness of applicable public service commissions to adequately recognize forward-looking costs in the utility’s rate structure in order to address the shortfall in revenues due to the delay in time or “lag” between when costs are incurred and when they are reflected in rates. This delay is commonly known as “regulatory lag.” Each of Pepco, DPL and ACE is currently experiencing significant regulatory lag because their investment in the rate base and their operating expenses are outpacing revenue growth. Each of PHI’s utility subsidiaries is continuing to seek cost recovery and tracking mechanisms from applicable public service commissions to reduce the effects of regulatory lag. There can be no assurance that these proposals or any other attempts by PHI’s utility subsidiaries to mitigate regulatory lag will be approved, or that even if approved, the rate recovery mechanisms or any base rate cases will fully ameliorate the effects of regulatory lag. Until such time as these proposed mechanisms are approved, PHI’s utility subsidiaries plan to file rate cases at least annually in an effort to align more closely PHI’s utility subsidiaries revenue and related cash flow levels with other operation and maintenance spending and capital investments. In future rate cases, PHI’s utility subsidiaries would also continue to seek cost recovery and tracking mechanisms from applicable regulatory commissions to reduce the effects of regulatory lag.

Pepco Energy Services

Pepco Energy Services is engaged in the following businesses:

•	providing energy efficiency services principally to federal, state and local government customers, and designing, constructing and operating combined heat and power and central energy plants,

•

providing high voltage electric construction and maintenance services to customers throughout the United States and low voltage electric construction and maintenance services and streetlight construction and asset management services to utilities, municipalities and other customers in the Washington, D.C. area, and

•	providing retail customers electricity and natural gas under its remaining contractual obligations.

PEPCO HOLDINGS

Most of Pepco Energy Services’ contracts with federal, state and local governments, as well as independent agencies such as housing and water authorities, contain provisions authorizing the governmental authority or independent agency to terminate the contract at any time. Those provisions include explicit mechanisms that, if exercised, would require the other party to pay Pepco Energy Services for work performed through the date of termination and for additional costs incurred as a result of the termination.

From time to time, PHI is required to guarantee the obligations of Pepco Energy Services under certain of its construction contracts. In addition, Pepco Energy Services provides energy services guarantees in connection with its energy services performance contracts. At March 31, 2012 PHI’s guarantees of Pepco Energy Services’ projects totaled $143 million. See Note (15), “Commitments and Contingencies,” to the consolidated financial statements of PHI.

Pepco Energy Services also has historically been engaged in the business of providing retail energy supply services, consisting of the sale of electricity, including electricity from renewable resources, primarily to commercial, industrial and government customers located primarily in the mid-Atlantic and northeastern regions of the United States, as well as Texas and Illinois, and the sale of natural gas to customers located primarily in the mid-Atlantic region. In December 2009, PHI announced that it will wind down the retail energy supply component of the Pepco Energy Services business.

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

To effectuate the wind-down, Pepco Energy Services is continuing to fulfill all of its commercial and regulatory obligations and perform its customer service functions to ensure that it meets the needs of its existing customers, but is not entering into any new retail energy supply contracts. Operating revenues related to the retail energy supply business for the three months ended March 31, 2012 and 2011 were $160 million and $305 million, respectively, and operating income for the same periods was $15 million and $12 million, respectively.

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

In connection with the operation of the retail energy supply business, as of March 31, 2012 and December 31, 2011, Pepco Energy Services had collateral pledged to counterparties primarily for the instruments it uses to hedge commodity price risk of approximately $93 million and $113 million, respectively. The collateral pledged as of March 31, 2012 included $1 million in the form of letters of credit and $92 million posted in cash. Pepco Energy Services estimates that at current market prices, with the wind-down of the retail energy supply business, an aggregate of 80% of the collateral will no longer need to be pledged by December 31, 2012, and all collateral will no longer need to be pledged by June 1, 2014.

Pepco Energy Services’ remaining businesses will not be affected by the wind-down of the retail energy supply business.

Other Non-Regulated

Through its subsidiary Potomac Capital Investment Corporation and its subsidiaries, PHI maintains a portfolio of cross-border energy lease investments with a book value at March 31, 2012 of approximately $1.4 billion. This activity constitutes a third operating segment, which is designated as “Other Non-Regulated,” for financial reporting purposes. For a discussion of PHI’s cross-border energy lease investments, see Note (8), “Leasing Activities – Investment in Finance Leases Held in Trust,” and Note (15), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments,” to the consolidated financial statements of PHI.

PEPCO HOLDINGS

Discontinued Operations

On April 20, 2010, the Board of Directors of PHI approved a plan for the disposition of PHI’s competitive wholesale power generation, marketing and supply business, which had been conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy). On July 1, 2010, PHI completed the sale of Conectiv Energy’s wholesale power generation business to Calpine Corporation (Calpine) for $1.64 billion. The disposition of all of Conectiv Energy’s remaining assets and businesses not included in the Calpine sale, including its load service supply contracts, energy hedging portfolio and certain tolling agreements, has been completed. The former operations of Conectiv Energy, which previously comprised a separate segment for financial reporting purposes, have been classified as a discontinued operation in PHI’s consolidated financial statements, and the business is no longer treated as a separate segment for financial reporting purposes. Accordingly, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to continuing operations exclude the operations of the former Conectiv Energy segment.

Earnings Overview

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net income from continuing operations for the three months ended March 31, 2012 was $68 million, or $0.30 per share, compared to $62 million, or $0.27 per share, for the three months ended March 31, 2011.

Net income from discontinued operations for the three months ended March 31, 2011 was $2 million, or $0.01 per share.

Net income for the three months ended March 31, 2012 and 2011, by operating segment, is set forth in the table below (in millions of dollars):

	2012	2011	Change
Power Delivery	$47	$47	$—
Pepco Energy Services	10	10	—
Other Non-Regulated	10	6	4
Corporate and Other	1	(1)	2

Net Income from Continuing Operations	68	62	6
Discontinued Operations	—	2	(2)

Total PHI Net Income	$68	$64	$4

Discussion of Operating Segment Net Income Variances:

Power Delivery’s earnings were unchanged primarily due to the following:

•	An increase of $10 million from federal and state income tax adjustments primarily resulting from changes in estimates and interest related to uncertain and effectively settled income tax positions.

•	An increase of $3 million from electric (DPL Maryland) and gas (DPL Delaware) distribution rate increases in 2011.

•	An increase of $3 million from higher transmission revenue primarily attributable to higher rates effective June 1, 2011, related to an increase in transmission plant investment.

PEPCO HOLDINGS

•	A decrease of $8 million due to lower distribution sales, primarily from the effect of milder weather during the 2012 winter months, as compared to 2011.

•

A decrease of $2 million associated with lower Default Electricity Supply margins for Pepco, primarily due to the approval by the District of Columbia Public Service Commission of a favorable adjustment in 2011 that provides for recovery of higher cash working capital costs.

•	A decrease of $2 million associated with ACE BGS, primarily attributable to a decrease in unbilled revenue.

•

A decrease of $2 million due to higher operation and maintenance expenses primarily from increased system maintenance and reliability costs in 2012, partially offset by higher storm restoration costs in 2011.

Pepco Energy Services’ earnings were unchanged primarily due to the on-going wind-down of the retail energy supply business and lower Energy Services project activity which were offset by higher mark-to-market losses on derivative contracts in 2011.

Other Non-Regulated’s $4 million increase in earnings was primarily due to favorable income tax adjustments in 2012 related to uncertain and effectively settled income tax positions.

Corporate and Other’s $2 million increase in earnings was primarily due lower postemployment benefits expenses.

Net income from discontinued operations of $2 million for the three months ended March 31, 2011 was primarily related to adjustments to certain accrued expenses for obligations associated with the sale of the wholesale power generation business to Calpine. These adjustments were made to reflect the actual amounts paid to Calpine during the first quarter of 2011.

PEPCO HOLDINGS

Consolidated Results of Operations

The following results of operations discussion compares the three months ended March 31, 2012, to the three months ended March 31, 2011. All amounts in the tables (except sales and customers) are in millions of dollars.

Continuing Operations

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2012	2011	Change
Power Delivery	$1,055	$1,249	$(194)
Pepco Energy Services	228	373	(145)
Other Non-Regulated	13	14	(1)
Corporate and Other	(4)	(2)	(2)

Total Operating Revenue	$1,292	$1,634	$(342)

Power Delivery Business

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2012	2011	Change
Regulated T&D Electric Revenue	$452	$452	$—
Default Electricity Supply Revenue	512	679	(167)
Other Electric Revenue	17	16	1

Total Electric Operating Revenue	981	1,147	(166)

Regulated Gas Revenue	65	91	(26)
Other Gas Revenue	9	11	(2)

Total Gas Operating Revenue	74	102	(28)

Total Power Delivery Operating Revenue	$1,055	$1,249	$(194)

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

Default Electricity Supply Revenue is the revenue received from the supply of electricity by PHI’s utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive energy supplier. The costs related to Default Electricity Supply are included in Fuel and Purchased Energy. Default Electricity Supply Revenue also includes revenue from non-bypassable transition bond charges (Transition Bond Charges) that ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds issued by ACE Funding, and revenue in the form of transmission enhancement credits that PHI utility subsidiaries receive as transmission owners from PJM for approved regional transmission expansion plan costs.

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

Regulated T&D Electric

	2012	2011	Change
Regulated T&D Electric Revenue
Residential	$162	$168	$(6)
Commercial and industrial	201	202	(1)
Transmission and other	89	82	7

Total Regulated T&D Electric Revenue	$452	$452	$—

	2012	2011	Change
Regulated T&D Electric Sales (Gigawatt hours (GWh))
Residential	4,195	4,775	(580)
Commercial and industrial	7,081	7,305	(224)
Transmission and other	68	68	—

Total Regulated T&D Electric Sales	11,344	12,148	(804)

	2012	2011	Change
Regulated T&D Electric Customers (in thousands)
Residential	1,640	1,638	2
Commercial and industrial	198	198	—
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,840	1,838	2

The Pepco, DPL and ACE service territories are located within a corridor extending from the District of Columbia to southern New Jersey. These service territories are economically diverse and include key industries that contribute to the regional economic base, as follows:

•	Commercial activities in the region include banking and other professional services, government, insurance, real estate, shopping malls, casinos, stand alone construction and tourism.

•	Industrial activities in the region include chemical, glass, pharmaceutical, steel manufacturing, food processing and oil refining.

Regulated T&D Electric Revenue was unchanged primarily due to:

•	An increase of $7 million in transmission revenue primarily attributable to higher rates effective June 1, 2011 related to an increase in transmission plant investment.

•	An increase of $3 million due to a DPL distribution rate increase in Maryland, effective July 2011.

•

An increase of $3 million due to an EmPower Maryland (a demand side management program) rate increase effective February 2012 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $2 million primarily due to Pepco customer growth in 2012.

PEPCO HOLDINGS

The aggregate amount of these increases were partially offset by:

•	A decrease of $6 million due to lower sales as a result of milder weather during the 2012 winter months, as compared to 2011.

•

A decrease of $4 million due to lower pass-through revenue (which is substantially offset by a corresponding decrease in Other Taxes) primarily the result of lower sales that resulted in a decrease in Montgomery County, Maryland utility taxes that are collected by Pepco on behalf of the county.

•	A decrease of $4 million due to lower non-weather related average customer usage.

Default Electricity Supply

	2012	2011	Change
Default Electricity Supply Revenue
Residential	$358	$469	$(111)
Commercial and industrial	130	168	(38)
Other	24	42	(18)

Total Default Electricity Supply Revenue	$512	$679	$(167)

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale by ACE in the PJM regional transmission organization (PJM RTO) market of energy and capacity purchased under contracts with unaffiliated non-utility generators (NUGs), and (ii) revenue from transmission enhancement credits.

	2012	2011	Change
Default Electricity Supply Sales (GWh)
Residential	3,578	4,298	(720)
Commercial and industrial	1,393	1,558	(165)
Other	15	19	(4)

Total Default Electricity Supply Sales	4,986	5,875	(889)

	2012	2011	Change
Default Electricity Supply Customers (in thousands)
Residential	1,426	1,495	(69)
Commercial and industrial	135	144	(9)
Other	—	1	(1)

Total Default Electricity Supply Customers	1,561	1,640	(79)

Default Electricity Supply Revenue decreased by $167 million primarily due to:

•	A decrease of $51 million as a result of lower Pepco and DPL Default Electricity Supply rates.

•	A decrease of $45 million due to lower sales as a result of milder weather during the 2012 winter months, as compared to 2011.

•	A decrease of $40 million due to lower sales, primarily as a result of customer migration to competitive suppliers.

PEPCO HOLDINGS

•	A decrease of $18 million in wholesale energy and capacity resale revenues primarily due to the sale at lower market prices of electricity and capacity purchased from NUGs.

•	A decrease of $10 million due to lower non-weather related average customer usage of electricity.

Total Default Electricity Supply Revenue for the three months ended March 31, 2012 includes a decrease of $2 million in unbilled revenue attributable to ACE’s BGS ($1 million decrease in net income), primarily due to lower Default Electricity Supply rates during the unbilled revenue period at March 31, 2012 as compared to the corresponding period in 2011. Under the BGS terms approved by the New Jersey Board of Public Utilities (NJBPU), ACE’s BGS unbilled revenue is not included in the deferral calculation until it is billed to customers, and therefore has an impact on the results of operations in the period during which it is accrued.

Regulated Gas

	2012	2011	Change
Regulated Gas Revenue
Residential	$43	$57	$(14)
Commercial and industrial	19	31	(12)
Transportation and other	3	3	—

Total Regulated Gas Revenue	$65	$91	$(26)

	2012	2011	Change
Regulated Gas Sales (billion cubic feet)
Residential	3	4	(1)
Commercial and industrial	2	2	—
Transportation and other	2	3	(1)

Total Regulated Gas Sales	7	9	(2)

	2012	2011	Change
Regulated Gas Customers (in thousands)
Residential	114	114	—
Commercial and industrial	10	10	—
Transportation and other	—	—	—

Total Regulated Gas Customers	124	124	—

DPL’s natural gas service territory is located in New Castle County, Delaware. Several key industries contribute to the economic base as well as to growth, as follows:

•	Commercial activities in the region include banking and other professional services, government, insurance, real estate, shopping malls, stand alone construction and tourism.

•	Industrial activities in the region include chemical and pharmaceutical.

Regulated Gas Revenue decreased by $26 million primarily due to:

•	A decrease of $19 million due to lower sales primarily as a result of milder weather during the winter months of 2012, as compared to the winter of 2011.

•	A decrease of $7 million due to lower non-weather related average customer usage.

PEPCO HOLDINGS

•	A decrease of $2 million due to a Gas Cost Rate decrease effective November 2011.

The aggregate amount of these decreases was partially offset by an increase of $2 million due to a distribution rate increase effective July 2011.

Other Gas Revenue

Other Gas Revenue decreased by $2 million primarily due to lower average prices, partially offset by higher volumes of off-system sales to electric generators and gas marketers.

Pepco Energy Services

Pepco Energy Services’ operating revenue decreased by $145 million primarily due to:

•	A decrease of $143 million due to lower retail supply sales volume primarily attributable to the ongoing wind down of the retail energy supply business.

•	A decrease of $3 million due to lower generation and capacity revenues at its generating facilities.

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:

	2012	2011	Change
Power Delivery	$543	$706	$(163)
Pepco Energy Services	187	331	(144)
Corporate and Other	(1)	1	(2)

Total	$729	$1,038	$(309)

Power Delivery Business

Power Delivery’s Fuel and Purchased Energy consists of the cost of electricity and natural gas purchased by its utility subsidiaries to fulfill their respective Default Electricity Supply and Regulated Gas obligations and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of natural gas purchased for off-system sales. Fuel and Purchased Energy expense decreased by $163 million primarily due to:

•	A decrease of $46 million primarily due to customer migration to competitive suppliers.

•	A decrease of $46 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $39 million due to lower electricity sales primarily as a result of milder weather during the winter months of 2012, as compared to 2011.

•	A decrease of $14 million in the cost of gas purchases for on-system sales as a result of lower volumes purchased, lower average gas prices and lower withdrawals from storage.

•	A decrease of $13 million in deferred electricity expense primarily due to lower Default Electricity Supply rates, which resulted in a lower rate of recovery of Default Electricity Supply costs.

•	A decrease of $5 million in deferred natural gas expense as a result of a lower rate of recovery of natural gas supply costs.

PEPCO HOLDINGS

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy and Other Services Cost of Sales decreased $144 million primarily due to lower volumes of electricity and gas purchased to serve decreased retail supply sales volume as a result of the ongoing wind down of the retail energy supply business.

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2012	2011	Change
Power Delivery	$224	$222	$2
Pepco Energy Services	18	21	(3)
Corporate and Other	(17)	(9)	(8)

Total	$225	$234	$(9)

Other Operation and Maintenance expense for Power Delivery increased by $2 million primarily due to:

•	An increase of $8 million associated with higher tree trimming and maintenance costs.

•	An increase of $7 million in customer support service and system support costs.

•	An increase of $3 million in expenses related to regulatory filings.

•	An increase of $2 million in communication costs.

The aggregate amount of these increases was partially offset by a decrease of $18 million in emergency restoration costs, which were higher in 2011 largely due to the severe winter storm in January 2011.

Depreciation and Amortization

Depreciation and Amortization expenses increased by $5 million to $110 million in 2012 from $105 million in 2011 primarily due to:

•	An increase of $4 million due to utility plant additions.

•

An increase of $3 million in amortization of regulatory assets primarily due to an EmPower Maryland surcharge rate increase effective February 2012 (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $2 million due to decommissioning activity associated with Pepco Energy Services generating facilities scheduled for deactivation in May 2012.

•	An increase of $1 million in amortization of AMI projects.

The aggregate amount of these increases was partially offset by a decrease of $6 million in amortization of stranded costs as the result of lower revenue due to rate decreases effective October 2011 for the ACE Transition Bond Charge and Market Transition Charge Tax (partially offset in Default Electricity Supply Revenue).

PEPCO HOLDINGS

Other Taxes

Other Taxes decreased by $7 million to $104 million in 2012 from $111 million in 2011. The decrease was primarily due to lower utility taxes, primarily the result of lower sales, that are collected and passed through by Power Delivery (substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

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

Deferred Electric Service Costs decreased by $12 million, to an expense reduction of $15 million in 2012 as compared to an expense reduction of $3 million in 2011, primarily due to higher electricity supply costs, partially offset by higher Default Electricity Supply rates.

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $4 million to a net expense of $57 million in 2012 from a net expense of $53 million in 2011. The increase was primarily due to:

•	A decrease of $3 million in other income due to March 2011 net proceeds from a company owned life insurance policy.

•	An increase of $2 million in long-term debt interest expense due to $200 million of First Mortgage Bonds issued by ACE in April 2011.

Income Tax Expense

PHI’s income tax expense decreased by $20 million in the three months ended March 31, 2012. PHI’s consolidated effective tax rates for the three months ended March 31, 2012 and 2011 were 17.1% and 35.4%, respectively. The decrease in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions in the first quarter of 2012, primarily due to the effective settlement with the Internal Revenue Service (IRS) with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position in Pepco. The effective rate was further decreased as a result of the increase in asset removal costs in Pepco in 2012 primarily related to a higher level of asset retirements.

Discontinued Operations

For the three months ended March 31, 2012, the income from discontinued operations, net of income taxes, was zero.

For the three months ended March 31, 2011, the $2 million income from discontinued operations, net of income taxes, includes after-tax income of $4 million arising from adjustments to certain accrued expenses for obligations associated with the sale of the wholesale power generation business to Calpine.

PEPCO HOLDINGS

Capital Resources and Liquidity

This section discusses PHI’s working capital, cash flow activity, capital requirements and other uses and sources of capital.

Working Capital

At March 31, 2012, PHI’s current assets on a consolidated basis totaled $1.3 billion and its consolidated current liabilities totaled $2.1 billion, resulting in a working capital deficit of $747 million. PHI expects the working capital deficit at March 31, 2012 to be funded during 2012 through the issuance of long-term debt by the utilities and physical settlement of the equity forward transaction, as well as from cash flows from operations. Additional working capital will be provided by anticipated reductions in collateral requirements due to the ongoing wind-down of the Pepco Energy Services retail energy supply business. At December 31, 2011, PHI’s current assets on a consolidated basis totaled $1.4 billion and its current liabilities totaled $1.9 billion. The increase in working capital deficit from December 31, 2011 to March 31, 2012 was primarily due to an increase in short-term debt for Pepco and DPL, and the use of cash and cash equivalents in ACE to temporarily support higher spending by the utilities on infrastructure investments and reliability initiatives until long-term financing for these initiatives is obtained.

At March 31, 2012, PHI’s consolidated cash and cash equivalents totaled $64 million, of which $44 million was invested in money market funds, and the balance was held as cash and uncollected funds. Current restricted cash equivalents (cash that is available to be used only for designated purposes) totaled $10 million. At December 31, 2011, PHI’s consolidated cash and cash equivalents totaled $109 million, of which $87 million was invested in money market funds, and the balance was held as cash and uncollected funds. Its current restricted cash equivalents totaled $11 million.

A detail of PHI’s short-term debt balance and current maturities of long-term debt and project funding balance is as follows:

	As of March 31, 2012
	(millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PHI Consolidated
Variable Rate Demand Bonds	$—	$—	$105	$23	$—	$—	$128
Commercial Paper	521	204	133	—	—	—	858

Total Short-Term Debt	$521	$204	$238	$23	$—	$—	$986

Current Maturities of Long-Term Debt and Project Funding	$—	$—	$66	$—	$38	$10	$114

	As of December 31, 2011
	(millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PHI Consolidated
Variable Rate Demand Bonds	$—	$—	$105	$23	$—	$18	$146
Commercial Paper	465	74	47	—	—	—	586

Total Short-Term Debt	$465	$74	$152	$23	$—	$18	$732

Current Maturities of Long-Term Debt and Project Funding	$—	$—	$66	$—	$37	$9	$112

PEPCO HOLDINGS

Commercial Paper

PHI, Pepco, DPL and ACE maintain commercial paper programs to address short-term liquidity needs. As of March 31, 2012, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $250 million, respectively, subject to available borrowing capacity under the credit facility. In January 2012, the Board of Directors approved an increase in PHI’s maximum to $1.25 billion, which has not been put into effect as of March 31, 2012.

PHI, Pepco and DPL had $521 million, $204 million and $133 million, respectively, of commercial paper outstanding at March 31, 2012. ACE did not issue commercial paper during the first quarter of 2012 and had no commercial paper outstanding at March 31, 2012. The weighted average interest rate for commercial paper issued by PHI, Pepco and DPL during the three months ended March 31, 2012 was 0.75%, 0.40% and 0.39%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco and DPL during the three months ended March 31, 2012 was twelve, five and four days, respectively.

Financing Activity During the Three Months Ended March 31, 2012

In January 2012, ACE Funding made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $2 million on its Series 2003-1 Bonds, Class A-2.

Equity Forward Transaction

On March 5, 2012, PHI entered into an equity forward transaction in connection with a public offering of 17,922,077 shares of PHI common stock. The use of an equity forward transaction substantially eliminates future equity market price risk by fixing a common equity offering sales price under the then existing market conditions, while mitigating immediate share dilution resulting from the offering by postponing the actual issuance of common stock until funds are needed in accordance with PHI’s capital investment and regulatory plans.

Pursuant to the terms of this transaction, a forward counterparty borrowed 17,922,077 shares of PHI’s common stock from third parties and sold them to a group of underwriters for $19.25 per share, less an underwriting discount equal to $0.67375 per share. Under the terms of the equity forward transaction, to the extent that the transaction is physically settled, PHI would be required to issue and deliver shares of PHI common stock to the forward counterparty at the then applicable forward sale price. The forward sale price was initially determined to be $18.57625 per share at the time the equity forward transaction was entered into, and the amount of cash to be received by PHI upon physical settlement of the equity forward is subject to certain adjustments in accordance with the terms of the equity forward transaction. The equity forward transaction must be settled fully within 12 months of the transaction date. Except in specified circumstances or events that would require physical settlement, PHI is able to elect to settle the equity forward transaction by means of physical, cash or net share settlement, in whole or in part, at any time on or prior to March 5, 2013.

The equity forward transaction has no initial fair value since it was entered into at the then market price of the common stock. PHI will not receive any proceeds from the sale of common stock until the equity forward transaction is settled, and at that time PHI will record the proceeds, if any, in equity. PHI concluded that the equity forward transaction was an equity instrument based on the accounting guidance in ASC 480 and ASC 815 and that it qualified for an exception from derivative accounting under ASC 815 because the forward sale transaction was indexed to its own stock. Currently, PHI anticipates settling the equity forward transaction through physical settlement.

At March 31, 2012, the equity forward transaction could have been settled with physical delivery of the shares to the forward counterparty in exchange for cash of $328 million. At March 31, 2012, the equity forward transaction could also have been cash settled, with delivery of cash of approximately $14 million to the forward counterparty, or net share settled with delivery of approximately 740,000 shares of common stock to the forward counterparty.

PEPCO HOLDINGS

Prior to its settlement, the equity forward transaction will be reflected in PHI’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PHI’s common stock used in calculating diluted earnings per share for a reporting period is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the equity forward transaction less the number of shares that could be purchased by PHI in the market (based on the average market price during that reporting period) using the proceeds receivable upon settlement (based on the adjusted forward sale price at the end of that reporting period). The excess number of shares is weighted for the portion of the reporting period in which the equity forward transaction is outstanding.

Accordingly, before physical or net share settlement of the equity forward transaction, and subject to the occurrence of certain events, PHI anticipates that the forward sale agreement will have a dilutive effect on PHI’s earnings per share only during periods when the applicable average market price per share of PHI’s common stock is above the per share adjusted forward sale price, as described above. However, if PHI decides to physically or net share settle the forward sale agreement, any delivery by PHI of shares upon settlement could result in dilution to PHI’s earnings per share.

For the three months ended March 31, 2012, the equity forward transaction did not have a material dilutive effect on PHI’s earnings per share.

Credit Facility

PHI, Pepco, DPL and ACE maintain an on-going unsecured syndicated credit facility to provide for their respective liquidity needs, including obtaining letters of credit, borrowing for general corporate purposes and supporting their commercial paper programs. On August 1, 2011, PHI, Pepco, DPL and ACE entered into an amended and restated credit agreement with respect to the facility, which among other changes, extended the expiration date of the facility to August 1, 2016.

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of

PEPCO HOLDINGS

its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of March 31, 2012.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

Cash and Credit Facility Available as of March 31, 2012

	Consolidated PHI	PHI Parent	Utility Subsidiaries
	(millions of dollars)
Credit Facility (Total Capacity)	$1,500	$750	$750
Less: Letters of Credit issued	7	2	5
Commercial Paper outstanding	858	521	337

Remaining Credit Facility Available	635	227	408
Cash Invested in Money Market Funds (a)	44	—	44

Total Cash and Credit Facility Available	$679	$227	$452

(a)	Cash and cash equivalents reported on the PHI consolidated balance sheet total $64 million, of which $44 million was invested in money market funds, and the balance was held in cash and uncollected funds.

Collateral Requirements of Pepco Energy Services

In the ordinary course of its energy supply business which is in the process of winding down, Pepco Energy Services entered into various contracts to buy and sell electricity, fuels and related products, including derivative instruments, designed to reduce its financial exposure to changes in the value of its assets and obligations due to energy price fluctuations. These contracts typically have collateral requirements. Depending on the contract terms, the collateral required to be posted by Pepco Energy Services can be of varying forms, including cash and letters of credit. As of March 31, 2012, Pepco Energy Services posted net cash collateral of $92 million and letters of credit of $1 million. At December 31, 2011, Pepco Energy Services posted net cash collateral of $112 million and letters of credit of $1 million.

At March 31, 2012 and December 31, 2011, the amount of cash, plus borrowing capacity under the primary credit facility available to meet the future liquidity needs of Pepco Energy Services, totaled $227 million and $283 million, respectively.

Financing Activities Subsequent to March 31, 2012

Bond Payments

In April 2012, ACE Funding made principal payments of $6 million on its Series 2002-1 Bonds, Class A-3, and $2 million on its Series 2003-1 Bonds, Class A-2.

Bond Issuance

In April 2012, Pepco issued $200 million of 3.05% first mortgage bonds due April 1, 2022. Proceeds from the issuance of the long-term debt were primarily used to repay Pepco’s outstanding commercial paper that was issued to temporarily fund capital expenditures and working capital, to redeem, prior to maturity, all of the $38.3 million outstanding of the 5.375% pollution control revenue refunding bonds due February 15, 2024 issued by the Industrial Development Authority of the City of Alexandria, Virginia, on Pepco’s behalf and for general corporate purposes.

PEPCO HOLDINGS

Bond Redemption

On April 30, 2012, all of the $38.3 million of the outstanding 5.375% pollution control revenue refunding bonds were redeemed as noted in the preceding paragraph. In connection with such redemption, Pepco redeemed all of the $38.3 million outstanding of its 5.375% first mortgage bonds due February 15, 2024 that secured the obligations under such pollution control bonds.

Term Loan Agreement

On April 24, 2012, PHI entered into a $200 million term loan agreement, pursuant to which PHI has borrowed (and may not reborrow) $200 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to LIBOR with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.875%. PHI’s Eurodollar borrowings under the loan agreement may be converted into floating rate loans under certain circumstances, and, in that event, for so long as any loan remains a floating rate loan, interest would accrue on that loan at a rate per year equal to (i) the highest of (a) the prevailing prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the one-month Eurodollar rate plus 1%, plus (ii) a margin of 0.875%. As of April 24, 2012, outstanding borrowings under the loan agreement bore an annual interest rate of 1.115%, which is subject to adjustment from time to time. All borrowings under the loan agreement are unsecured, and the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement, must be repaid in full on or before April 23, 2013.

PHI intends to use the net proceeds of the borrowings under the loan agreement to repay outstanding commercial paper obligations and for general corporate purposes. Under the terms of the loan agreement, PHI must be in compliance with specified covenants, including (i) the requirement that PHI maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the loan agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than certain permitted sales and dispositions, and (iii) a restriction on the incurrence of liens (other than liens permitted by the loan agreement) on the assets of PHI or any of its significant subsidiaries. The loan agreement does not include any rating triggers.

Pension and Postretirement Benefit Plans

Pension benefits are provided under PHI’s non-contributory retirement plan (the PHI Retirement Plan), a defined benefit pension plan that covers substantially all employees of Pepco, DPL and ACE and certain employees of other PHI subsidiaries. PHI’s funding policy with regard to the PHI Retirement Plan is to maintain a funding level that is at least equal to the target liability as defined under the Pension Protection Act of 2006.

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

Based on the results of the 2011 actuarial valuation, PHI’s net periodic pension and other postretirement benefit costs were approximately $94 million in 2011 versus $116 million in 2010. The current estimate of benefit cost for 2012 is $103 million. The utility subsidiaries are responsible for substantially all of the

PEPCO HOLDINGS

total PHI net periodic pension and other postretirement benefit costs. Approximately 30% of net periodic pension and other postretirement benefit costs are capitalized. PHI estimates that its net periodic pension and other postretirement benefit expense will be approximately $72 million in 2012, as compared to $66 million in 2011 and $81 million in 2010.

Cash Flow Activity

PHI’s cash flows for the three months ended March 31, 2012 and 2011 are summarized below:

	Cash Source (Use)
	2012	2011	Change
	(millions of dollars)
Operating Activities	$23	$197	$(174)
Investing Activities	(281)	(164)	(117)
Financing Activities	213	(36)	249

Net decrease in cash and cash equivalents	$(45)	$(3)	$(42)

Operating Activities

Cash flows from operating activities during the three months ended March 31, 2012 and 2011 are summarized below:

	Cash Source (Use)
	2012	2011	Change
	(millions of dollars)
Net income from continuing operations	$68	$62	$6
Non-cash adjustments to net income	93	87	6
Pension contributions	(200)	(110)	(90)
Changes in cash collateral related to derivative activities	20	31	(11)
Changes in other assets and liabilities	42	96	(54)
Changes in Conectiv Energy net assets held for sale	—	31	(31)

Net cash from operating activities	$23	$197	$(174)

Net cash from operating activities decreased $174 million for the three months ended March 31, 2012, compared to the same period in 2011. The decrease was due primarily to the disposition of all of Conectiv Energy’s remaining assets, a $90 million increase in pension contributions compared to 2011 and a decrease in regulatory liabilities in 2012 that was the result of a lower rate of recovery by ACE of costs associated with energy and capacity purchases under the NUG contracts.

Investing Activities

Cash flows from investing activities during the three months ended March 31, 2012 and 2011 are summarized below:

	Cash (Use) Source
	2012	2011	Change
	(millions of dollars)
Investment in property, plant and equipment	$(291)	$(171)	$(120)
Department of Energy (DOE) capital reimbursement awards received	7	9	(2)
Changes in restricted cash equivalents	1	(2)	3
Net other investing activities	2	—	2

Net cash used by investing activities	$(281)	$(164)	$(117)

PEPCO HOLDINGS

Net cash used by investing activities increased $117 million for the three months ended March 31, 2012, compared to the same period in 2011. The increase was due primarily to a $120 million increase in capital expenditures associated with new customer services, distribution reliability and transmission.

Financing Activities

Cash flows from financing activities during the three months ended March 31, 2012 and 2011 are summarized below:

	Cash (Use) Source
	2012	2011	Change
	(millions of dollars)
Dividends paid on common stock	$(61)	$(61)	$—
Common stock issued for the Dividend Reinvestment Plan and employee-related compensation	17	14	3
Redemption of preferred stock of subsidiaries	—	(6)	6
Reacquisitions of long-term debt	(9)	(9)	—
Issuances of short-term debt, net	253	33	220
Cost of issuances	(3)	—	(3)
Net other financing activities	16	(7)	23

Net cash from (used by) financing activities	$213	$(36)	$249

Net cash from financing activities increased $249 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily due to a $220 million increase in short-term debt issuances to temporarily support higher spending by the utilities on infrastructure investments and reliability initiatives until long-term financing is obtained.

Redemption of Preferred Stock

On February 25, 2011, ACE redeemed all of its outstanding cumulative preferred stock for approximately $6 million.

Changes in Outstanding Long-Term Debt

Cash flows from the reacquisition of long-term debt for the three months ended March 31, 2012 and 2011 is summarized in the chart below:

	Reacquisitions
	2012	2011
	(millions of dollars)
ACE securitization bonds due 2011-2012	$9	$9

	$9	$9

Changes in Short-Term Debt

As of March 31, 2012, PHI had a total of $858 million of commercial paper outstanding as compared to $586 million of commercial paper outstanding as of December 31, 2011.

PEPCO HOLDINGS

Capital Requirements

Capital Expenditures

Pepco Holdings’ capital expenditures for the three months ended March 31, 2012 were $291 million, of which $158 million was incurred by Pepco, $69 million was incurred by DPL, $53 million was incurred by ACE, $5 million by Pepco Energy Services and $6 million for Corporate and Other. The Power Delivery expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. Corporate and Other capital expenditures primarily consisted of hardware and software expenditures that will be allocated to Power Delivery when the assets are placed in service.

In its 2011 Form 10-K, PHI presented its projected capital expenditures for the five-year period 2012 through 2016. There have been no changes in PHI’s projected capital expenditures from those presented in the 2011 Form 10-K. Projected capital expenditures include expenditures for distribution, transmission and gas delivery which primarily relate to facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. These projected capital expenditures also include expenditures for the programs undertaken by each of PHI’s utility subsidiaries to install smart meters, further automate their electric distribution systems and enhance their communications infrastructure, which is referred to as the Blueprint for the Future.

MAPP Project

PJM has approved the construction of the Mid-Atlantic Power Pathway (MAPP), a new 152-mile, interstate transmission line as part of PJM’s regional transmission expansion plan. In August 2011, PJM notified PHI that the scheduled in-service date for MAPP has been delayed from June 1, 2015 to the 2019 to 2021 time period. In light of the delayed in-service date for MAPP, substantially all of the anticipated capital expenditures associated with MAPP have been delayed until at least 2016 based on current projections. The exact revised in-service date of MAPP will be evaluated as part of PJM’s 2012 Regional Transmission Expansion Plan review process.

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

PEPCO HOLDINGS

DOE Capital Reimbursement Awards

In 2009, the DOE announced awards under the American Recovery and Reinvestment Act of 2009 of:

•

$105 million and $44 million in Pepco’s Maryland and District of Columbia service territories, respectively, for the implementation of an AMI system, direct load control, distribution automation, and communications infrastructure.

•	$19 million to ACE for the implementation of an AMI system, direct load control, distribution automation, and communications infrastructure in its New Jersey service territory.

In April 2010, Pepco, ACE and the DOE signed agreements formalizing the $168 million in awards. Of the $168 million, $130 million is expected to offset incurred and projected Blueprint for the Future and other capital expenditures of Pepco and ACE. The remaining $38 million will be used to offset incremental expenses associated with direct load control and other Pepco and ACE programs. During the first quarter of 2012, Pepco and ACE received award payments of $9 million and $1 million, respectively. Cumulative award payments received by Pepco and ACE since April 2010, were $76 million and $10 million, respectively.

The IRS has announced that, to the extent these grants are expended on capital items, they will not be considered taxable income.

Third Party Guarantees, Indemnifications, Obligations and Off-Balance Sheet Arrangements

For a discussion of PHI’s third party guarantees, indemnifications, obligations and off-balance sheet arrangements, see Note (15), “Commitments and Contingencies,” to the consolidated financial statements of PHI.

Dividends

On April 26, 2012, Pepco Holdings’ Board of Directors declared a dividend on common stock of 27 cents per share payable June 29, 2012 to stockholders of record on June 11, 2012. PHI had approximately $1,079 million and $1,072 million of retained earnings free of restrictions at March 31, 2012 and December 31, 2011, respectively.

Energy Contract Net Asset Activity

The following table provides detail on changes in the net asset or liability positions of the Pepco Energy Services segment with respect to energy commodity contracts for the three months ended March 31, 2012. The balances in the table are pre-tax and the derivative assets and liabilities reflect netting by counterparty before the impact of collateral.

PEPCO HOLDINGS

Energy Commodity Activities (a)
(millions of dollars)
Total Fair Value of Energy Contract Net Liabilities at December 31, 2011	$(83)
Current period unrealized mark-to-market losses	(10)
Effective portion of changes in fair value – recorded in Accumulated Other Comprehensive Loss	—
Cash flow hedge ineffectiveness – recorded in income	—
Reclassification to realized on settlement of contracts	23

Total Fair Value of Energy Contract Net Liabilities at March 31, 2012	$(70)

Detail of Fair Value of Energy Contract Net Liabilities at March 31, 2012 (see above)
Derivative assets (current assets)	$3
Derivative assets (non-current assets)	—

Total Fair Value of Energy Contract Assets	3

Derivative liabilities (current liabilities)	(71)
Derivative liabilities (non-current liabilities)	(2)

Total Fair Value of Energy Contract Liabilities	(73)

Total Fair Value of Energy Contract Net Liabilities	$(70)

(a)	Includes all effective hedging activities from continuing operations recorded at fair value through Accumulated Other Comprehensive Loss (AOCL) or trading activities from continuing operations recorded at fair value in the consolidated statements of income.

The $70 million net liability on energy contracts at March 31, 2012 was primarily attributable to losses on power swaps and natural gas futures held by Pepco Energy Services. Pepco Energy Services’ net liability decreased to $70 million at March 31, 2012 from $83 million at December 31, 2011 primarily due to settlements of the derivatives. PHI expects that future revenues from existing customer sales obligations that are accounted for on an accrual basis will largely offset expected realized net losses on Pepco Energy Services’ energy contracts.

PHI uses its best estimates to determine the fair value of the commodity derivative contracts that are entered into by Pepco Energy Services. The fair values in each category presented below reflect forward prices and volatility factors as of March 31, 2012, and the fair values are subject to change as a result of changes in these prices and factors. As of March 31, 2012, all of these contracts were entered into by Pepco Energy Services.

	Fair Value of Contracts at March 31, 2012 Maturities
Source of Fair Value	2012	2013	2014	2015 and Beyond	Total Fair Value
	(millions of dollars)
Energy Commodity Activities, net (a)
Actively Quoted (i.e., exchange-traded) prices	$(29)	$(10)	$(2)	$—	$(41)
Prices provided by other external sources (b)	(19)	(8)	—	—	(27)
Modeled (c)	(2)	—	—	—	(2)

Total	$(50)	$(18)	$(2)	$—	$(70)

(a)	Includes all effective hedging activities recorded at fair value through AOCL, and hedge ineffectiveness and trading activities on the consolidated statements of income, as required.
(b)	Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms that are readily observable in the market.

PEPCO HOLDINGS

(c)	Modeled values include significant inputs, usually representing more than 10% of the valuation, not readily observable in the market. The modeled valuation above represents the fair valuation of certain long-dated power transactions based on limited observable broker prices extrapolated for periods beyond two years into the future.

Contractual Arrangements with Credit Rating Triggers or Margining Rights

Under certain contractual arrangements entered into by PHI’s subsidiaries, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of PHI or the subsidiary are downgraded. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. Based on contractual provisions in effect at March 31, 2012, a downgrade in the unsecured debt credit ratings of PHI and each of its rated subsidiaries to below “investment grade” would increase the collateral obligation of PHI and its subsidiaries by up to $221 million, none of which is related to discontinued operations of Conectiv Energy, and $111 million of which is the net settlement amount attributable to derivatives, normal purchase and normal sale contracts, collateral, and other contracts under master netting agreements as described in Note (13), “Derivative Instruments and Hedging Activities” to the consolidated financial statements of PHI set forth in Part I, Item 1 of this Form 10-Q. The remaining $110 million of the collateral obligation that would be incurred in the event PHI were downgraded to below “investment grade” is attributable primarily to energy services contracts and accounts payable to independent system operators and distribution companies on full requirements contracts entered into by Pepco Energy Services. PHI believes that it and its subsidiaries currently have sufficient liquidity to fund their operations and meet their financial obligations.

Many of the contractual arrangements entered into by PHI’s subsidiaries in connection with competitive energy and Default Electricity Supply activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of March 31, 2012, Pepco Energy Services provided net cash collateral in the amount of $92 million in connection with these activities.

Regulatory and Other Matters

Maryland Public Service Commission New Generation Contract Requirement

On September 29, 2009, the Maryland Public Service Commission (MPSC) initiated an investigation into whether the regulated electric distribution companies (EDCs) in Maryland should be required to enter into long-term contracts with entities that construct, acquire or lease, and operate, new electric generation facilities in Maryland.

The MPSC issued an order on April 12, 2012, in which it determined that there is a need for one new power plant in the range of 650 to 700 MW beginning in 2015. The order requires Pepco, DPL and Baltimore Gas and Electric Company to negotiate and enter into a contract with the winning bidder in amounts proportionate to their relative SOS loads. Under the contract, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with a commercial operation date of June 1, 2015. The order acknowledges the EDCs’ concerns about the requirements of the contract and directs them to negotiate with the winning bidder and submit any proposed changes in the contract to the MPSC for approval. The order further specifies that the EDCs entering into the contract will recover the associated costs from their respective SOS customers through surcharges. PHI is evaluating the impact of the order on each of Pepco and DPL, and, at this time, cannot predict (i) the extent of the negative effect that the order and, once finalized, the contract for new generation, may have on PHI’s, Pepco’s and DPL’s balance sheets, as well as their respective credit metrics, as calculated by independent rating agencies that evaluate and rate PHI, Pepco and DPL and each of their debt issuances, (ii) the effect on Pepco’s and DPL’s ability to recover their associated costs of the contract for new generation if a significant number of SOS customers elect to buy their energy from alternative energy suppliers, and (iii) the effect of the order on the financial condition, results of operations and cash flows of each of PHI, Pepco and DPL. On April 27, 2012, a group of generators operating in the PJM region filed a complaint in the United States District Court for the Northern District of Maryland challenging the MPSC’s order on the grounds that that such order violated the commerce clause and the supremacy clause of the U.S. Constitution. PHI continues to evaluate whether to seek judicial review of the MPSC’s order.

PEPCO HOLDINGS

For a discussion of other regulatory matters, see Note (7), “Regulatory Matters,” to the consolidated financial statements of PHI.

Legal Proceedings

For a discussion of legal proceedings, see Note (15), “Commitments and Contingencies,” to the consolidated financial statements of PHI.

Critical Accounting Policies

For a discussion of Pepco Holdings’ critical accounting policies, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Pepco Holdings’ 2011 Form 10-K. There have been no material changes to PHI’s critical accounting policies as disclosed in the 2011 Form 10-K.

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

PEPCO

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Potomac Electric Power Company

Pepco meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q, and accordingly information otherwise required under this Item has been omitted in accordance with General Instruction H(2) to Form 10-Q.

General Overview

Pepco is engaged in the transmission and distribution of electricity in the District of Columbia and major portions of Prince George’s County and Montgomery County in suburban Maryland. Pepco also provides Default Electricity Supply. Pepco’s service territory covers approximately 640 square miles and has a population of approximately 2.2 million. As of March 31, 2012, approximately 58% of delivered electricity sales were to Maryland customers and approximately 42% were to District of Columbia customers.

Pepco’s results historically have been seasonal, generally producing higher revenue and income in the warmest and coldest periods of the year. For retail customers of Pepco in Maryland and in the District of Columbia, revenue is not affected by unseasonably warmer or colder weather because a BSA for retail customers was implemented that recognizes distribution revenue based on an approved distribution charge per customer. Consequently, distribution revenue recognized is decoupled in a reporting period from the amount of power delivered during the period and the only factors that will cause distribution revenue recognized in Maryland and the District of Columbia to fluctuate from period to period are changes in the number of customers and changes in the approved distribution charge per customer. Changes in customer usage (such as due to weather conditions, energy prices, energy efficiency programs or other reasons) from period to period have no impact on reported distribution revenue for customers to whom the BSA applies.

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

Pepco is a wholly owned subsidiary of PHI. Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between each of PHI, PHI Service Company (a subsidiary service company of PHI, which provides a variety of support services, including legal, accounting, treasury, tax, purchasing and information technology services to PHI and its operating subsidiaries) and Pepco, as well as certain activities of Pepco, are subject to FERC’s regulatory oversight under PUHCA 2005.

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

PEPCO

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

Blueprint for the Future

Pepco is participating in a PHI initiative referred to as “Blueprint for the Future,” which is designed to meet the challenges of rising energy costs, concerns about the environment, improved reliability and government energy reduction goals. For a discussion of the Blueprint for the Future initiative, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Blueprint for the Future.”

Regulatory Lag

An important factor in Pepco’s ability to earn its authorized rate of return is the willingness of applicable public service commissions to adequately recognize forward-looking costs in Pepco’s rate structure in order to address the shortfall in revenues due to the delay in time or “lag” between when costs are incurred and when they are reflected in rates. This delay is commonly known as “regulatory lag.” Pepco is currently experiencing significant regulatory lag because its investment in the rate base and its operating expenses are outpacing revenue growth. In its most recent rate cases, Pepco (in the District of Columbia and Maryland) has proposed mechanisms that would track reliability and other expenses and permit Pepco between rate cases to make adjustments in its rates for prudent investments as made, thereby seeking to reduce the effects of regulatory lag. There can be no assurance that these proposals or any other attempts by Pepco to mitigate regulatory lag will be approved, or that even if approved, the rate recovery mechanisms or any base rate cases will fully ameliorate the effects of regulatory lag. Until such time as these proposed mechanisms are approved, Pepco plans to file rate cases at least annually in an effort to align more closely its revenue and related cash flow levels with other operation and maintenance spending and capital investments. In future rate cases, Pepco would also continue to seek cost recovery and tracking mechanisms from applicable regulatory commissions to reduce the effects of regulatory lag.

PEPCO

Results of Operations

The following results of operations discussion compares the three months ended March 31, 2012 to the three months ended March 31, 2011. All amounts in the tables (except sales and customers) are in millions of dollars.

Operating Revenue

	2012	2011	Change
Regulated T&D Electric Revenue	$264	$258	$6
Default Electricity Supply Revenue	193	268	(75)
Other Electric Revenue	8	8	—

Total Operating Revenue	$465	$534	$(69)

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

Regulated T&D Electric

	2012	2011	Change
Regulated T&D Electric Revenue
Residential	$77	$78	$(1)
Commercial and industrial	148	147	1
Transmission and other	39	33	6

Total Regulated T&D Electric Revenue	$264	$258	$6

	2012	2011	Change
Regulated T&D Electric Sales (GWh)
Residential	1,958	2,177	(219)
Commercial and industrial	4,209	4,384	(175)
Transmission and other	44	44	—

Total Regulated T&D Electric Sales	6,211	6,605	(394)

PEPCO

	2012	2011	Change
Regulated T&D Electric Customers (in thousands)
Residential	717	715	2
Commercial and industrial	74	74	—
Transmission and other	—	—	—

Total Regulated T&D Electric Customers	791	789	2

Regulated T&D Electric Revenue increased by $6 million primarily due to:

•	An increase of $6 million in transmission revenue primarily attributable to higher rates effective June 1, 2011 related to an increase in transmission plant investment.

•	An increase of $2 million primarily due to customer growth in 2012.

•	An increase of $2 million due to an EmPower Maryland rate increase effective February 2012 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

The aggregate amount of these increases was partially offset by a decrease of $4 million due to lower pass-through revenue (which is substantially offset by a corresponding decrease in Other Taxes) primarily the result of lower sales that resulted in a decrease in Montgomery County, Maryland utility taxes that are collected by Pepco on behalf of the county.

Default Electricity Supply

	2012	2011	Change
Default Electricity Supply Revenue
Residential	$138	$199	$(61)
Commercial and industrial	53	67	(14)
Other	2	2	—

Total Default Electricity Supply Revenue	$193	$268	$(75)

	2012	2011	Change
Default Electricity Supply Sales (GWh)
Residential	1,581	1,892	(311)
Commercial and industrial	650	694	(44)
Other	2	2	—

Total Default Electricity Supply Sales	2,233	2,588	(355)

	2012	2011	Change
Default Electricity Supply Customers (in thousands)
Residential	595	633	(38)
Commercial and industrial	45	47	(2)
Other	—	—	—

Total Default Electricity Supply Customers	640	680	(40)

PEPCO

Default Electricity Supply Revenue decreased by $75 million primarily due to:

•	A decrease of $36 million as a result of lower Default Electricity Supply rates.

•	A decrease of $22 million due to lower sales as a result of milder weather during the 2012 winter months, as compared to 2011.

•	A decrease of $15 million due to lower sales, primarily as a result of residential and commercial customer migration to competitive suppliers.

The following table shows the percentages of Pepco’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from Pepco. Amounts are for the three months ended March 31:

	2012	2011
Sales to District of Columbia customers	26%	29%
Sales to Maryland customers	43%	47%

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by Pepco to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $70 million to $185 million in 2012 from $255 million in 2011 primarily due to:

•	A decrease of $36 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $20 million due to lower electricity sales primarily as a result of milder weather during the 2012 winter months, as compared to 2011.

•	A decrease of $12 million primarily due to customer migration to competitive suppliers.

•	A decrease of $2 million in deferred electricity expense primarily due to lower Default Electricity Supply rates, which resulted in a lower rate of recovery of Default Electricity Supply costs.

Other Operation and Maintenance

Other Operation and Maintenance increased by $1 million to $103 million in 2012 from $102 million in 2011 primarily due to:

•	An increase of $6 million associated with higher tree trimming costs.

•	An increase of $3 million in customer support service and system support costs.

•	An increase of $2 million in corporate cost allocations.

•	An increase of $2 million in expenses related to regulatory filings.

•	An increase of $1 million in communication costs.

•	An increase of $1 million in employee-related-costs, primarily benefit expenses.

PEPCO

The aggregate amount of these increases was partially offset by a decrease of $15 million in emergency restoration costs, which were higher in 2011 largely due to the severe winter storm in January 2011.

Depreciation and Amortization

Depreciation and Amortization expense increased by $5 million to $47 million in 2012 from $42 million in 2011 primarily due to:

•

An increase of $2 million in amortization of regulatory assets primarily due to an EmPower Maryland surcharge rate increase effective February 2012 (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $2 million due to utility plant additions.

•	An increase of $1 million in amortization of AMI projects.

Other Taxes

Other Taxes decreased by $2 million to $90 million in 2012 from $92 million in 2011. The decrease was primarily the result of lower sales that resulted in a decrease in the Montgomery County, Maryland utility taxes that are collected and passed through by Pepco (substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $3 million to a net expense of $21 million in 2012 from a net expense of $18 million in 2011. The increase was primarily due to a decrease in other income due to March 2011 net proceeds from a company owned life insurance policy.

Income Tax Expense

Pepco’s income tax expense decreased by $12 million in the three months ended March 31, 2012. Pepco’s effective tax rates for the three months ended March 31, 2012 and 2011were (26.3)% and 28.0%, respectively. The decrease in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions in the first quarter of 2012, primarily due to the effective settlement with the IRS with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position. The effective rate was further decreased as a result of the increase in asset removal costs in 2012 primarily related to a higher level of asset retirements.

Capital Requirements

Capital Expenditures

Pepco’s capital expenditures for the three months ended March 31, 2012 were $158 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to Pepco when the assets are placed in service.

In its 2011 Form 10-K, Pepco presented its projected capital expenditures for the five-year period 2012 through 2016. There have been no changes in Pepco’s projected capital expenditures from those presented in the 2011 Form 10-K. Projected capital expenditures include expenditures for distribution and transmission, which primarily relate to facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. These projected capital expenditures also include expenditures for the programs undertaken by Pepco to install smart meters, further automate electric distribution systems and enhance Pepco’s communications infrastructure, which is referred to as the Blueprint for the Future.

PEPCO

MAPP Project

PJM has approved PHI’s proposal to construct MAPP, a new 152-mile, interstate transmission line as part of PJM’s regional transmission expansion plan. In August 2011, PJM notified PHI that the scheduled in-service date for MAPP has been delayed from June 1, 2015 to the 2019 to 2021 time period. In light of the delayed in-service date for MAPP, substantially all of the anticipated capital expenditures associated with MAPP have been delayed until at least 2016 based on current projections. The exact revised in-service date of MAPP will be evaluated as part of PJM’s 2012 Regional Transmission Expansion Plan review process.

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

In April 2010, Pepco and the DOE signed agreements formalizing Pepco’s $149 million share of the $168 million award. Of the $149 million, $118 million is expected to offset incurred and projected Blueprint for the Future and other capital expenditures of Pepco. The remaining $31 million will be used to offset incremental expenses associated with direct load control and other programs. During the first quarter of 2012, Pepco received award payments of $9 million. Cumulative award payments received by Pepco since April 2010, were $76 million.

The IRS has announced that, to the extent these grants are expended on capital items, they will not be considered taxable income.

DPL

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Delmarva Power & Light Company

DPL meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q, and accordingly information otherwise required under this Item has been omitted in accordance with General Instruction H(2) to Form 10-Q.

General Overview

DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland. DPL also provides Default Electricity Supply. DPL’s electricity distribution service territory covers approximately 5,000 square miles and has a population of approximately 1.4 million. As of March 31, 2012, approximately 66% of delivered electricity sales were to Delaware customers and approximately 34% were to Maryland customers. In northern Delaware, DPL also supplies and distributes natural gas to retail customers and provides transportation-only services to retail customers who purchase natural gas from other suppliers. DPL’s natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 500,000.

DPL’s results historically have been seasonal, generally producing higher revenue and income in the warmest and coldest periods of the year. For retail customers of DPL in Maryland, revenues are not affected by unseasonably warmer or colder weather because a BSA for retail customers was implemented that recognizes distribution revenue based on an approved distribution charge per customer. Consequently, distribution revenue recognized is decoupled in a reporting period from the amount of power delivered during the period and the only factors that will cause distribution revenue recognized in Maryland to fluctuate from period to period are changes in the number of customers and changes in the approved distribution charge per customer. A comparable revenue decoupling mechanism for DPL electricity and natural gas customers in Delaware is under consideration by the DPSC. Changes in customer usage (such as due to weather conditions, energy prices, energy efficiency programs or other reasons) from period to period have no impact on reported distribution revenue for customers to whom the BSA applies.

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

DPL is a wholly owned subsidiary of Conectiv, LLC (Conectiv) which is wholly owned by PHI. Because each of PHI and Conectiv is a public utility holding company subject to PUHCA 2005, the relationship between each of PHI, Conectiv, PHI Service Company and DPL, as well as certain activities of DPL, are subject to FERC’s regulatory oversight under PUHCA 2005.

Blueprint for the Future

DPL is participating in a PHI initiative referred to as “Blueprint for the Future,” which is designed to meet the challenges of rising energy costs, concerns about the environment, improved reliability and government energy reduction goals. For a discussion of the Blueprint for the Future initiative, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Blueprint for the Future.”

DPL

Regulatory Lag

An important factor in DPL’s ability to earn its authorized rate of return is the willingness of applicable public service commissions to adequately recognize forward-looking costs in DPL’s rate structure in order to address the shortfall in revenues due to the delay in time or “lag” between when costs are incurred and when they are reflected in rates. This delay is commonly known as “regulatory lag.” DPL is currently experiencing significant regulatory lag because its investment in the rate base and its operating expenses are outpacing revenue growth. In its most recent rate cases, DPL (in Delaware and Maryland) has proposed mechanisms that would track reliability and other expenses and permit DPL between rate cases to make adjustments in its rates for prudent investments as made, thereby seeking to reduce the effects of regulatory lag. There can be no assurance that these proposals or any other attempts by DPL to mitigate regulatory lag will be approved, or that even if approved, the rate recovery mechanisms or any base rate cases will fully ameliorate the effects of regulatory lag. Until such time as these proposed mechanisms are approved, DPL plans to file rate cases at least annually in an effort to align more closely its revenue and related cash flow levels with other operation and maintenance spending and capital investments. In future rate cases, DPL would also continue to seek cost recovery and tracking mechanisms from applicable regulatory commissions to reduce the effects of regulatory lag.

Results of Operations

The following results of operations discussion compares the three months ended March 31, 2012 to the three months ended March 31, 2011. All amounts in the tables (except sales and customers) are in millions of dollars.

Electric Operating Revenue

	2012	2011	Change
Regulated T&D Electric Revenue	$106	$104	$2
Default Electricity Supply Revenue	149	190	(41)
Other Electric Revenue	4	4	—

Total Electric Operating Revenue	$259	$298	$(39)

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

DPL

Regulated T&D Electric

	2012	2011	Change
Regulated T&D Electric Revenue
Residential	$52	$52	$—
Commercial and industrial	27	27	—
Transmission and other	27	25	2

Total Regulated T&D Electric Revenue	$106	$104	$2

	2012	2011	Change
Regulated T&D Electric Sales (GWh)
Residential	1,293	1,520	(227)
Commercial and industrial	1,740	1,744	(4)
Transmission and other	12	12	—

Total Regulated T&D Electric Sales	3,045	3,276	(231)

	2012	2011	Change
Regulated T&D Electric Customers (in thousands)
Residential	442	441	1
Commercial and industrial	59	59	—
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	502	501	1

Regulated T&D Electric Revenue increased by $2 million primarily due to:

•	An increase of $3 million due to a distribution rate increase in Maryland effective July 2011.

•	An increase of $2 million in transmission revenue primarily attributable to higher rates effective June 1, 2011 related to an increase in transmission plant investment.

The aggregate amount of these increases was partially offset by a decrease of $3 million due to lower sales as a result of milder weather during the 2012 winter months, as compared to 2011.

Default Electricity Supply

	2012	2011	Change
Default Electricity Supply Revenue
Residential	$115	$147	$(32)
Commercial and industrial	31	40	(9)
Other	3	3	—

Total Default Electricity Supply Revenue	$149	$190	$(41)

	2012	2011	Change
Default Electricity Supply Sales (GWh)
Residential	1,197	1,429	(232)
Commercial and industrial	451	480	(29)
Other	7	7	—

Total Default Electricity Supply Sales	1,655	1,916	(261)

DPL

	2012	2011	Change
Default Electricity Supply Customers (in thousands)
Residential	415	419	(4)
Commercial and industrial	42	44	(2)
Other	—	1	(1)

Total Default Electricity Supply Customers	457	464	(7)

Default Electricity Supply Revenue decreased by $41 million primarily due to:

•	A decrease of $18 million due to lower sales as a result of milder weather during the 2012 winter months, as compared to 2011.

•	A decrease of $15 million as a result of lower Default Electricity Supply rates.

•	A decrease of $8 million due to lower sales, primarily as a result of customer migration to competitive suppliers.

The following table shows the percentages of DPL’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from DPL. Amounts are for the three months ended March 31:

	2012	2011
Sales to Delaware customers	52%	55%
Sales to Maryland customers	59%	64%

Natural Gas Operating Revenue

	2012	2011	Change
Regulated Gas Revenue	$65	$91	$(26)
Other Gas Revenue	9	11	(2)

Total Natural Gas Operating Revenue	$74	$102	$(28)

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

Regulated Gas

	2012	2011	Change
Regulated Gas Revenue
Residential	$43	$57	$(14)
Commercial and industrial	19	31	(12)
Transportation and other	3	3	—

Total Regulated Gas Revenue	$65	$91	$(26)

DPL

	2012	2011	Change
Regulated Gas Sales (billion cubic feet)
Residential	3	4	(1)
Commercial and industrial	2	2	—
Transportation and other	2	3	(1)

Total Regulated Gas Sales	7	9	(2)

	2012	2011	Change
Regulated Gas Customers (in thousands)
Residential	114	114	—
Commercial and industrial	10	10	—
Transportation and other	—	—	—

Total Regulated Gas Customers	124	124	—

Regulated Gas Revenue decreased by $26 million primarily due to:

•	A decrease of $19 million due to lower sales primarily as a result of milder weather during the winter months of 2012, as compared to the winter of 2011.

•	A decrease of $7 million due to lower non-weather related average customer usage.

•	A decrease of $2 million due to a Gas Cost Rate decrease effective November 2011.

The aggregate amount of these decreases was partially offset by an increase of $2 million due to a distribution rate increase effective July 2011.

Other Gas Revenue

Other Gas Revenue decreased by $2 million primarily due to lower average prices, partially offset by higher volumes of off-system sales to electric generators and gas marketers.

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by DPL to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $39 million to $143 million in 2012 from $182 million in 2011 primarily due to:

•	A decrease of $15 million due to lower electricity sales primarily as a result of milder weather during the 2012 winter months, as compared to 2011.

•	A decrease of $11 million in deferred electricity expense primarily due to lower Default Electricity Supply rates, which resulted in a lower rate of recovery of Default Electricity Supply costs.

•	A decrease of $10 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $7 million primarily due to customer migration to competitive suppliers.

DPL

Gas Purchased

Gas Purchased consists of the cost of gas purchased by DPL to fulfill its obligation to regulated gas customers and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of gas purchased for off-system sales. Total Gas Purchased decreased by $22 million to $49 million in 2012 from $71 million in 2011 primarily due to:

•	A decrease of $14 million in the cost of gas purchases for on-system sales as a result of lower volumes purchased, lower average gas prices and lower withdrawals from storage.

•	A decrease of $5 million in deferred gas expense as a result of a lower rate of recovery of natural gas supply costs.

•	A decrease of $2 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

•	A decrease of $2 million in the cost of gas purchases for off-system sales as a result of lower average gas prices, partially offset by higher volumes purchased.

Depreciation and Amortization

Depreciation and Amortization expense increased by $2 million to $24 million in 2012 from $22 million in 2011 primarily due to:

•	An increase of $1 million due to utility plant additions.

•

An increase of $1 million in amortization of regulatory assets primarily due to an EmPower Maryland surcharge rate increase effective February 2012 (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

Other Taxes

Other Taxes decreased by $2 million to $9 million in 2012 from $11 million in 2011. The decrease was primarily due to rate decreases in Delaware public utility taxes (substantially offset by a corresponding decrease in Regulated T&D Electric Revenue).

Income Tax Expense

DPL’s income tax expense decreased by $3 million in the three months ended March 31, 2012. DPL’s effective tax rates for the three months ended March 31, 2012 and 2011 were 40.0% and 42.5%, respectively. The decrease in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions in the first quarter of 2011.

Capital Requirements

Capital Expenditures

DPL’s capital expenditures for the three months ended March 31, 2012 were $69 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to DPL when the assets are placed in service.

DPL

In its 2011 Form 10-K, DPL presented the projected capital expenditures for the five-year period 2012 through 2016. There have been no changes in DPL’s projected capital expenditures from those presented in the 2011 Form 10-K. Projected capital expenditures include expenditures for distribution, transmission, and gas delivery which primarily relate to facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. These projected capital expenditures also include expenditures for the programs undertaken by DPL to install smart meters, further automate electric distribution systems and enhance DPL’s communications infrastructure, which is referred to as the Blueprint for the Future.

MAPP Project

PJM has approved PHI’s proposal to construct MAPP, a new 152-mile, interstate transmission line as part of PJM’s regional transmission expansion plan. In August 2011, PJM notified PHI that the scheduled in-service date for MAPP has been delayed from June 1, 2015 to the 2019 to 2021 time period. In light of the delayed in-service date for MAPP, substantially all of the anticipated capital expenditures associated with MAPP have been delayed until at least 2016 based on current projections. The exact revised in-service date of MAPP will be evaluated as part of PJM’s 2012 Regional Transmission Expansion Plan review process.

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

ACE

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Atlantic City Electric Company

ACE meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q, and accordingly information otherwise required under this Item has been omitted in accordance with General Instruction H(2) to Form 10-Q.

General Overview

ACE is engaged in the transmission and distribution of electricity in southern New Jersey. ACE also provides Default Electricity Supply. ACE’s service territory covers approximately 2,700 square miles and has a population of approximately 1.1 million.

ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by PHI. Because each of PHI and Conectiv is a public utility holding company subject to PUHCA 2005, the relationship between each of PHI, Conectiv, PHI Service Company and ACE, as well as certain activities of ACE, are subject to FERC’s regulatory oversight under PUHCA 2005.

Blueprint for the Future

ACE is participating in a PHI initiative referred to as “Blueprint for the Future,” which is designed to meet the challenges of rising energy costs, concerns about the environment, improved reliability and government energy reduction goals. For a discussion of the Blueprint for the Future initiative, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Blueprint for the Future.”

Regulatory Lag

An important factor in ACE’s ability to earn its authorized rate of return is the willingness of the NJBPU to adequately recognize forward-looking costs in ACE’s rate structure in order to address the shortfall in revenues due to the delay in time or “lag” between when costs are incurred and when they are reflected in rates. This delay is commonly known as “regulatory lag.” ACE is currently experiencing significant regulatory lag because its investment in the rate base and its operating expenses are outpacing revenue growth. The NJBPU has approved certain rate recovery mechanisms in connection with ACE’s Infrastructure Investment Program (IIP), which ACE has proposed to extend and expand. There can be no assurance that this proposal or any other attempts by ACE to mitigate regulatory lag will be approved, or that even if approved, the rate recovery mechanisms or any base rate cases will fully ameliorate the effects of regulatory lag. Until such time as this proposed mechanism is approved, ACE plans to file rate cases at least annually in an effort to align more closely its revenue and related cash flow levels with other operation and maintenance spending and capital investments. In future rate cases, ACE would also continue to seek cost recovery and tracking mechanisms from applicable regulatory commissions to reduce the effects of regulatory lag.

ACE

Results of Operations

The following results of operations discussion compares the three months ended March 31, 2012 to the three months ended March 31, 2011. All amounts in the tables (except sales and customers) are in millions of dollars.

Operating Revenue

	2012	2011	Change
Regulated T&D Electric Revenue	$82	$90	$(8)
Default Electricity Supply Revenue	170	221	(51)
Other Electric Revenue	4	4	—

Total Operating Revenue	$256	$315	$(59)

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

Regulated T&D Electric

	2012	2011	Change
Regulated T&D Electric Revenue
Residential	$33	$38	$(5)
Commercial and industrial	26	28	(2)
Transmission and other	23	24	(1)

Total Regulated T&D Electric Revenue	$82	$90	$(8)

	2012	2011	Change
Regulated T&D Electric Sales (GWh)
Residential	944	1,078	(134)
Commercial and industrial	1,132	1,177	(45)
Transmission and other	12	12	—

Total Regulated T&D Electric Sales	2,088	2,267	(179)

ACE

	2012	2011	Change
Regulated T&D Electric Customers (in thousands)
Residential	481	482	(1)
Commercial and industrial	65	65	—
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	547	548	(1)

Regulated T&D Electric Revenue decreased by $8 million primarily due to:

•	A decrease of $4 million due to lower non-weather related average customer usage.

•	A decrease of $3 million due to lower sales as a result of milder weather during the 2012 winter months, as compared to 2011.

Default Electricity Supply

	2012	2011	Change
Default Electricity Supply Revenue
Residential	$105	$123	$(18)
Commercial and industrial	46	61	(15)
Other	19	37	(18)

Total Default Electricity Supply Revenue	$170	$221	$(51)

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs, and (ii) revenue from transmission enhancement credits.

	2012	2011	Change
Default Electricity Supply Sales (GWh)
Residential	800	977	(177)
Commercial and industrial	292	384	(92)
Other	6	10	(4)

Total Default Electricity Supply Sales	1,098	1,371	(273)

	2012	2011	Change
Default Electricity Supply Customers (in thousands)
Residential	416	443	(27)
Commercial and industrial	48	53	(5)
Other	—	—	—

Total Default Electricity Supply Customers	464	496	(32)

Default Electricity Supply Revenue decreased by $51 million primarily due to:

•	A decrease of $18 million in wholesale energy and capacity resale revenues primarily due to the sale at lower market prices of electricity and capacity purchased from NUGs.

•	A decrease of $17 million due to lower sales, primarily as a result of customer migration to competitive suppliers.

•	A decrease of $11 million due to lower non-weather related average customer usage.

ACE

•	A decrease of $5 million due to lower sales as a result of milder weather during the 2012 winter months, as compared to 2011.

Total Default Electricity Supply Revenue for the three months ended March 31, 2012 includes a decrease of $2 million in unbilled revenue attributable to ACE’s BGS ($1 million decrease in net income), primarily due to lower Default Electricity Supply rates during the unbilled revenue period at March 31, 2012 as compared to the corresponding period in 2011. Under the BGS terms approved by the NJBPU, ACE’s BGS unbilled revenue is not included in the deferral calculation until it is billed to customers, and therefore has an impact on the results of operations in the period during which it is accrued.

For the three months ended March 31, 2012 and 2011, the percentages of ACE’s total distribution sales that are derived from customers receiving Default Electricity Supply are 53% and 60%, respectively.

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by ACE to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $32 million to $166 million in 2012 from $198 million in 2011 primarily due to:

•	A decrease of $27 million primarily due to customer migration to competitive suppliers.

•	A decrease of $4 million due to lower electricity sales primarily as a result of milder weather during the 2012 winter months, as compared to 2011.

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $1 million to $56 million in 2012 from $55 million in 2011 primarily due to an increase of $2 million in customer support service costs. The increase was partially offset by a decrease of $1 million in employee-related costs, primarily benefit expenses.

Depreciation and Amortization

Depreciation and Amortization expense decreased by $5 million to $28 million in 2012 from $33 million in 2011 primarily due to a decrease of $6 million in amortization of stranded costs as the result of lower revenue due to rate decreases effective October 2011 for the ACE Transition Bond Charge and Market Transition Charge Tax (partially offset in Default Electricity Supply Revenue). The decrease was partially offset by an increase of $1 million due to utility plant additions.

Other Taxes

Other Taxes decreased by $2 million to $4 million in 2012 from $6 million in 2011. The decrease was primarily due to decreased Transitional Energy Facility Assessment tax accruals due to a rate decrease effective January 2012 (partially offset by a corresponding decrease in Regulated T&D Electric Revenue).

Deferred Electric Service Costs

Deferred Electric Service Costs represent (i) the over- or under-recovery of electricity costs incurred by ACE to fulfill its Default Electricity Supply obligation and (ii) the over- or under-recovery of New Jersey Societal Benefit Program costs incurred by ACE. The cost of electricity purchased is reported under Purchased Energy and the corresponding revenue is reported under Default Electricity Supply Revenue. The cost of New Jersey Societal Benefit Programs is reported under Other Operation and Maintenance and the corresponding revenue is reported under Regulated T&D Electric Revenue.

ACE

Deferred Electric Service Costs decreased by $12 million, to an expense reduction of $15 million in 2012 as compared to an expense reduction of $3 million in 2011, primarily due to higher electricity supply costs, partially offset by higher Default Electricity Supply rates.

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $1 million to a net expense of $16 million in 2012 from a net expense of $15 million in 2011. The increase was primarily due to an increase of $2 million in long-term debt interest expense due to $200 million of First Mortgage Bonds issued April 2011.

Income Tax Expense

ACE’s income tax expense decreased by $6 million in the three months ended March 31, 2012. ACE’s consolidated effective tax rates for the three months ended March 31, 2012 and 2011 were (100)% and 45.5%, respectively. The decrease in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions in the first quarter of 2012, primarily due to the effective settlement with the IRS with respect to the methodology used historically to calculate deductible mixed service costs.

Capital Requirements

Capital Expenditures

ACE’s capital expenditures for the three months ended March 31, 2012 were $53 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to ACE when the assets are placed in service.

In its 2011 Form 10-K, ACE presented the projected capital expenditures for the five-year period 2012 through 2016. There have been no changes in ACE’s projected capital expenditures from those presented in the 2011 Form 10-K. Projected capital expenditures include expenditures for distribution and transmission, which primarily relate to facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. These projected capital expenditures also include expenditures for the programs undertaken by ACE to install smart meters (for which approval by the NJBPU has been deferred), further automate electric distribution systems and enhance ACE’s communications infrastructure, which is referred to as the Blueprint for the Future.

DOE Capital Reimbursement Awards

In 2009, the DOE announced a $168 million award to PHI under the American Recovery and Reinvestment Act of 2009 for the implementation of an AMI system, direct load control, distribution automation, and communications infrastructure, of which $19 million was for ACE’s service territory.

In April 2010, ACE and the DOE signed agreements formalizing ACE’s $19 million share of the $168 million award. Of the $19 million, $12 million is expected to offset incurred and projected Blueprint for the Future and other capital expenditures of ACE. The remaining $7 million will be used to offset incremental expenses associated with direct load control and other programs. During the first quarter of 2012, ACE received award payments of $1 million. Cumulative award payments received by ACE since April 2010, were $10 million.

The IRS has announced that, to the extent these grants are expended on capital items, they will not be considered taxable income.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk management policies for PHI and its subsidiaries are determined by PHI’s Corporate Risk Management Committee (CRMC), the members of which are PHI’s Chief Risk Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Information Officer and other senior executives. The CRMC monitors interest rate fluctuation, commodity price fluctuation, credit risk exposure, and sets risk management policies that establish limits on unhedged risk and determine risk reporting requirements. For information about PHI’s derivative activities, other than the information otherwise disclosed herein, refer to Note (2), “Significant Accounting Policies – Accounting For Derivatives,” Note (15), “Derivative Instruments and Hedging Activities,” and Note (20), “Discontinued Operations,” of the consolidated financial statements of PHI included in its 2011 Form 10-K , “Part I, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in PHI’s 2011 Form 10-K, and Note (13), “Derivative Instruments and Hedging Activities,” of the consolidated financial statements of PHI included herein.

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

The table below provides the VaR associated with energy contracts of the Pepco Energy Services segment for the three months ended March 31, 2012 in millions of dollars:

VaR (a)
95% confidence level, one-day holding period, one-tailed
Period end	$1
Average for the period	$1
High	$1
Low	$1

(a)	This column represents all energy derivative contracts, normal purchase and normal sales contracts, modeled generation output and fuel requirements, and modeled customer load obligations for Pepco Energy Services’ energy commodity activities.

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

Credit and Nonperformance Risk

The following table provides information on the credit exposure on competitive wholesale energy contracts, net of collateral, to wholesale counterparties as of March 31, 2012, in millions of dollars:

Rating	Exposure Before Credit Collateral (b)	Credit Collateral (c)	Net Exposure	Number of Counterparties Greater Than 10% (d)	Net Exposure of Counterparties Greater Than 10%
Investment Grade (a)	$—	$—	$—	2	$—
Non-Investment Grade	—	—	—	—	—
No External Ratings	—	—	—	1	—
Credit reserves	—	—	—	—	—

(a)	Investment Grade - primarily determined using publicly available credit ratings of the counterparty. If the counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), it is determined based upon the rating of its guarantor. Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively.
(b)	Exposure before credit collateral - includes the marked to market (MTM) energy contract net assets for open/unrealized transactions, the net receivable/payable for realized transactions and net open positions for contracts not marked to market. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place. Thus, this column presents the net credit exposure to counterparties after reflecting all allowable netting, but before considering collateral held.
(c)	Credit collateral - the face amount of cash deposits, letters of credit and performance bonds received from counterparties, not adjusted for probability of default, and, if applicable, property interests (including oil and gas reserves).
(d)	Using a percentage of the total exposure.

For information regarding “Interest Rate Risk,” please refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in Pepco Holdings’ 2011 Form 10-K.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4.	CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Each Reporting Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Reporting Company’s reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of such Reporting Company, including the Reporting Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. This control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Such Reporting Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives. Under the supervision, and with the participation of management, including the CEO and the CFO, each Reporting Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, and, based upon this evaluation, the CEO and the CFO of such Reporting Company have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Reporting Company and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Reports of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of management, including the CEO and CFO of each Reporting Company, each such Reporting Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2012, and has concluded there was no change in such Reporting Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such Reporting Company’s internal control over financial reporting.

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

Pepco

Other than ordinary routine litigation incidental to its business, Pepco is not a party to, and its property is not subject to, any material pending legal proceedings except as described in Note (11), “Commitments and Contingencies,” to the financial statements of Pepco included herein, which description is incorporated by reference herein.

DPL

Other than ordinary routine litigation incidental to its business, DPL is not a party to, and its property is not subject to, any material pending legal proceedings except as described in Note (13), “Commitments and Contingencies,” to the financial statements of DPL included herein, which description is incorporated by reference herein.

ACE

Other than ordinary routine litigation incidental to its business, ACE is not a party to, and its property is not subject to, any material pending legal proceedings except as described in Note (11), “Commitments and Contingencies,” to the consolidated financial statements of ACE included herein, which description is incorporated by reference herein.

Item 1A.	RISK FACTORS

For a discussion of the risk factors applicable to each Reporting Company, please refer to “Part I, Item 1A. Risk Factors” in each Reporting Company’s 2011 Form 10-K. There have been no material changes to any Reporting Company’s risk factors as disclosed in the 2011 Form 10-K, except as set forth below.

The provisions contained in certain forward sale agreements entered into by PHI in connection with its March 2012 equity offering subject PHI to risks if certain events occur. (PHI only)

In March 2012, PHI entered into forward sale agreements with a forward counterparty, relating to the issuance and sale by PHI, and the purchase by the forward counterparty, of an aggregate of up to 17.9 million shares of PHI common stock. Upon physical settlement of the forward sale agreements, PHI will receive from the forward counterparty a stated per share amount of cash, subject to certain adjustments pursuant to the terms of the forward sale agreements.

The forward counterparty may accelerate settlement of the forward sale agreements and require PHI to physically settle the forward sale agreements on a date of its choosing under certain circumstances set forth in the forward sale agreements. Such a decision could be made regardless of PHI’s interests, including its need for capital. In the case of such an acceleration, PHI could be required to issue and deliver shares of common stock under the physical settlement provisions of the forward sale agreements regardless of its capital needs or earlier than when PHI would otherwise have elected to settle the forward sale agreements. Moreover, PHI would no longer be permitted to elect that cash or net share settlement apply, which could result in dilution to PHI’s earnings per share and return on equity.

Except in certain circumstances, PHI has the right to elect physical, cash or net share settlement under the forward sale agreements. Delivery of any shares upon physical settlement or net share settlement could result in dilution to PHI’s earnings per share and return on equity. If PHI elects cash or net share settlement, the forward counterparty or one of its affiliates would likely purchase shares of common stock in open market transactions over a period of time in connection with such settlement and its related hedge position. If the price at which the forward counterparty or its affiliate makes these purchases exceeds the applicable forward sale price, then PHI would be required to deliver to the forward counterparty an amount equal to the difference in cash (in the case of cash settlement) or in a number of shares with a value equal to such difference (in the case of net share settlement). Accordingly, PHI may need to deliver a substantial amount of cash or a substantial number of shares of common stock, which could result in dilution to PHI’s earnings per share and return on equity. Furthermore, these purchases of common stock by the forward counterparty or its affiliate could increase the trading price of PHI’s common stock above the trading prices that would otherwise prevail. This, in turn, could increase the amount of cash, in the case of cash settlement, or the number of shares, in the case of net share settlement, PHI would owe, if any, to the forward counterparty upon settlement of the forward sale agreements.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

3.1	PHI	Restated Certificate of Incorporation of Pepco Holdings, Inc. (as filed in Delaware)	Exhibit 3.1 to PHI’s Form 10-K, March 13, 2006.

3.2	Pepco	Restated Articles of Incorporation (as filed in the District of Columbia)	Exhibit 3.1 to Pepco’s Form 10-Q, May 5, 2006.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exhibit 3.3 to PHI’s Form 10-Q, November 4, 2011.

3.4	DPL	Restated Certificate and Articles of Incorporation (as filed in Delaware and Virginia)	Exhibit 3.3 to DPL’s Form 10-K, March 1, 2007.

3.5	ACE	Restated Certificate of Incorporation (as filed in New Jersey)	Exhibit B.8.1 to PHI’s Amendment No. 1 to Form U5B, February 13, 2003.

3.6	PHI	Bylaws	Exhibit 3 to PHI’s Form 8-K, December 21, 2011.

3.7	Pepco	By-Laws	Exhibit 3.2 to Pepco’s Form 10-Q, May 5, 2006.

3.8	DPL	Amended and Restated Bylaws	Exhibit 3.2.1 to DPL’s Form 10-Q, May 9, 2005.

3.9	ACE	Amended and Restated Bylaws	Exhibit 3.2.2 to ACE’s Form 10-Q, May 9, 2005.

4.1	Pepco	Supplemental Indenture, dated as of March 28, 2012, with respect to the Mortgage and Deed of Trust, dated July 1, 1936	Exhibit 4.2 to Pepco’s Form 8-K, March 29, 2012.

4.2	Pepco	Form of First Mortgage Bond, 3.05% Series due April 1, 2022 (included in Exhibit 4.1 hereto)	—

10.1	PHI	Purchase Agreement, dated March 5, 2012, among Pepco Holdings, Inc., Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., individually and acting as representatives of each of the other underwriters named in Schedule A thereto, and Morgan Stanley & Co. LLC, as forward counterparty.	Exhibit 1.1 to PHI’s Form 8-K, March 8, 2012.

10.2	PHI	Confirmation of Forward Sale Transaction dated March 5, 2012 between Pepco Holdings, Inc. and Morgan Stanley & Co. LLC.	Exhibit 10.1 to PHI’s Form 8-K, March 8, 2012.

10.3	PHI	Confirmation of Additional Forward Sale Transaction dated March 6, 2012 between Pepco Holdings, Inc. and Morgan Stanley & Co. LLC.	Exhibit 10.2 to PHI’s Form 8-K, March 8, 2012.

10.4	Pepco	Purchase Agreement, dated March 28, 2012, among the Company and Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc. and RBS Securities Inc., as representatives of the several Underwriters named therein	Exhibit 1.1 to Pepco’s Form 8-K, March 29, 2012.

10.5	PHI Pepco DPL ACE	Letter agreement between PHI and Frederick Boyle	Exhibit 10 to PHI’s Form 8-K, March 26, 2012.

10.6	PHI	Form of 2012 Restricted Stock Unit Agreement (Time Based) under the PHI Long-Term Incentive Plan	Exhibit 10.36 to PHI’s Form 10-K, February 24, 2012.

10.7	PHI	Form of 2012 Restricted Stock Unit Agreement (Performance Based) under the PHI Long-Term Incentive Plan	Exhibit 10.37 to PHI’s Form 10-K, February 24, 2012.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.8	PHI	Form of 2012 Restricted Stock Unit Agreement (Performance Based/162(m)) under the PHI Long-Term Incentive Plan	Exhibit 10.38 to PHI’s Form 10-K, February 24, 2012.

10.9	PHI	Pepco Holdings, Inc. Long-Term Incentive Plan (as amended and restated)	Exhibit 10.5 to PHI’s Form 10-K, March 2, 2009.

10.9.1	PHI	Amendment to the Pepco Holdings, Inc. Long-Term Incentive Plan	Exhibit 10.2.1 to PHI’s Form 10-K, February 24, 2012.

10.10	PHI	Form of Election with Respect to Stock Tax Withholding	Exhibit 10.39 to PHI’s Form 10-K, February 24, 2012.

10.11	PHI	PHI Named Executive Officer 2012 Compensation Determinations	Exhibit 10.40 to PHI’s Form 10-K, February 24, 2012.

12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.

12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.

12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.

12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

101.INS	PHI Pepco DPL ACE	XBRL Instance Document	Submitted herewith.

101.SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document	Submitted herewith.

101.CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

101.DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document	Submitted herewith.

101.LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document	Submitted herewith.

101.PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted herewith.

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

Delmarva Power & Light Company (File No. 001-01405)

Atlantic City Electric Company (File No. 001-03559)

Conectiv (File No. 001-13895)

Atlantic City Electric Transition Funding LLC (File No. 333-59558)

Certain instruments defining the rights of the holders of long-term debt of Pepco have not been filed as exhibits in accordance with Regulation S-K Item 601(b)(4)(iii) because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the applicable registrant and its subsidiaries on a consolidated basis. Pepco agrees to furnish to the SEC upon request a copy of any such instruments omitted by it.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEPCO HOLDINGS, INC. (PHI) POTOMAC ELECTRIC POWER COMPANY (Pepco) DELMARVA POWER & LIGHT COMPANY (DPL) ATLANTIC CITY ELECTRIC COMPANY (ACE) (Registrants)

May 3, 2012	By	/s/ FREDERICK J. BOYLE
Frederick J. Boyle
Senior Vice President and Chief Financial Officer, PHI, Pepco and DPL Chief Financial Officer, ACE

INDEX TO EXHIBITS FILED HEREWITH OR INCORPORATED BY REFERENCE HEREIN

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

3.1	PHI	Restated Certificate of Incorporation of Pepco Holdings, Inc. (as filed in Delaware)	Exhibit 3.1 to PHI’s Form 10-K, March 13, 2006.

3.2	Pepco	Restated Articles of Incorporation (as filed in the District of Columbia)	Exhibit 3.1 to Pepco’s Form 10-Q, May 5, 2006.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exhibit 3.3 to PHI’s Form 10-Q, November 4, 2011.

3.4	DPL	Restated Certificate and Articles of Incorporation (as filed in Delaware and Virginia)	Exhibit 3.3 to DPL’s Form 10-K, March 1, 2007.

3.5	ACE	Restated Certificate of Incorporation (as filed in New Jersey)	Filed herewith. Exhibit B.8.1 to PHI’s Amendment No. 1 to Form U5B, February 13, 2003.

3.6	PHI	Bylaws	Exhibit 3 to PHI’s Form 8-K, December 21, 2011

3.7	Pepco	By-Laws	Exhibit 3.2 to Pepco’s Form 10-Q, May 5, 2006.

3.8	DPL	Amended and Restated Bylaws	Exhibit 3.2.1 to DPL’s Form 10-Q, May 9, 2005.

3.9	ACE	Amended and Restated Bylaws	Exhibit 3.2.2 to ACE’s Form 10-Q, May 9, 2005.

4.1	Pepco	Supplemental Indenture, dated as of March 28, 2012, with respect to the Mortgage and Deed of Trust, dated July 1, 1936	Exhibit 4.2 to Pepco’s Form 8-K, March 29, 2012.

4.2	Pepco	Form of First Mortgage Bond, 3.05% Series due April 1, 2022 (included in Exhibit 4.1 hereto)	—

10.1	PHI	Purchase Agreement, dated March 5, 2012, among Pepco Holdings, Inc., Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., individually and acting as representatives of each of the other underwriters named in Schedule A thereto, and Morgan Stanley & Co. LLC, as forward counterparty.	Exhibit 1.1 to PHI’s Form 8-K, March 8, 2012.

10.2	PHI	Confirmation of Forward Sale Transaction dated March 5, 2012 between Pepco Holdings, Inc. and Morgan Stanley & Co. LLC.	Exhibit 10.1 to PHI’s Form 8-K, March 8, 2012.

10.3	PHI	Confirmation of Additional Forward Sale Transaction dated March 6, 2012 between Pepco Holdings, Inc. and Morgan Stanley & Co. LLC.	Exhibit 10.2 to PHI’s Form 8-K, March 8, 2012.

10.4	Pepco	Purchase Agreement, dated March 28, 2012, among the Company and Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc. and RBS Securities Inc., as representatives of the several Underwriters named therein	Exhibit 1.1 to Pepco’s Form 8-K, March 29, 2012.

10.5	PHI Pepco DPL ACE	Letter agreement between PHI and Frederick Boyle	Exhibit 10 to PHI’s Form 8-K, March 26, 2012.

10.6	PHI	Form of 2012 Restricted Stock Unit Agreement (Time Based) under the PHI Long-Term Incentive Plan	Exhibit 10.36 to PHI’s Form 10-K, February 24, 2012.

10.7	PHI	Form of 2012 Restricted Stock Unit Agreement (Performance Based) under the PHI Long-Term Incentive Plan	Exhibit 10.37 to PHI’s Form 10-K, February 24, 2012.

10.8	PHI	Form of 2012 Restricted Stock Unit Agreement (Performance Based/162(m)) under the PHI Long-Term Incentive Plan	Exhibit 10.38 to PHI’s Form 10-K, February 24, 2012.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.9	PHI	Pepco Holdings, Inc. Long-Term Incentive Plan (as amended and restated)	Exhibit 10.5 to PHI’s Form 10-K, March 2, 2009.

10.9.1	PHI	Amendment to the Pepco Holdings, Inc. Long-Term Incentive Plan	Exhibit 10.2.1 to PHI’s Form 10-K, February 24, 2012.

10.10	PHI	Form of Election with Respect to Stock Tax Withholding	Exhibit 10.39 to PHI’s Form 10-K, February 24, 2012.

10.11	PHI	PHI Named Executive Officer 2012 Compensation Determinations	Exhibit 10.40 to PHI’s Form 10-K, February 24, 2012.

12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.

12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.

12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.

12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

INDEX TO EXHIBITS SUBMITTED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit

101.INS	PHI Pepco DPL ACE	XBRL Instance Document

101.SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document

101.CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document