Form 10-Q
period 2012-06-30
ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; POTOMAC ELECTRIC POWER CO; PEPCO HOLDINGS INC
filed 2012-08-07
CIK 8192, 27879, 79732, 1135971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at July 25, 2012
Pepco Holdings	228,885,730 ($.01 par value)

Pepco	100 ($.01 par value) (a)

DPL	1,000 ($2.25 par value) (b)

ACE	8,546,017 ($3.00 par value) (b)

(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, LLC, a wholly owned subsidiary of Pepco Holdings.

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

GLOSSARY OF TERMS

Term	Definition
2011 Form 10-K	The Annual Report on Form 10-K for the year ended December 31, 2011, as amended, for each Reporting Company, as applicable
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
AMI	Advanced metering infrastructure
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
Bondable Transition Property	The principal and interest payments on the Transition Bonds and related taxes, expenses and fees
BSA	Bill Stabilization Adjustment
Calpine	Calpine Corporation
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE
CRMC	PHI’s Corporate Risk Management Committee
CSA	Credit Support Annex
DCPSC	District of Columbia Public Service Commission
DDOE	District of Columbia Department of the Environment
DEDA	Delaware Economic Development Authority
Default Electricity Supply	The supply of electricity by PHI’s electric utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Standard Offer Service or BGS
Default Electricity Supply Revenue	Revenue primarily from Default Electricity Supply
DOE	U.S. Department of Energy
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
EDCs	Electric distribution companies
EmPower Maryland	A Maryland demand-side management program for Pepco and DPL
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GCR	Gas Cost Rate
GWh	Gigawatt hour
IDA	Industrial Development Authority of the City of Alexandria, Virginia
IIP	ACE’s Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association Master Agreement
ISRA	New Jersey’s Industrial Site Recovery Act
LIBOR	London Interbank Offered Rate
MAPP	Mid-Atlantic Power Pathway
Market Transition Charge Tax	Revenue ACE receives and pays to ACE Funding to recover income taxes associated with Transition Bond Charge revenue
MFVRD	Modified fixed variable rate design

MMBtu	One Million British Thermal Units
MPSC	Maryland Public Service Commission

i

Term	Definition
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NPCC	Northeast Power Coordinating Council
NUGs	Non-utility generators
NYMEX	New York Mercantile Exchange
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
PHI Retirement Plan	PHI’s noncontributory retirement plan
PJM	PJM Interconnection, LLC
PJM RTO	PJM regional transmission organization
Power Delivery	PHI’s Power Delivery Business
PPA	Power purchase agreement
PRP	Potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
RECs	Renewable energy credits
Regulated T&D Electric Revenue	Revenue from the transmission and the distribution of electricity to PHI’s customers within its service territories at regulated rates
Reporting Company	PHI, Pepco, DPL or ACE
RFC	ReliabilityFirst Corporation
RI/FS	Remedial investigation and feasibility study
RIM	Reliability investment recovery mechanism
ROE	Return on equity
RPS	Renewable Energy Portfolio Standards
SEC	Securities and Exchange Commission
SOCAs	Standard Offer Capacity Agreements required to be entered into by ACE pursuant to a New Jersey law enacted to promote the construction of qualified electric generation facilities in New Jersey

SOS	Standard Offer Service, how Default Electricity Supply is referred to in Delaware, the District of Columbia and Maryland
SRECs	Solar renewable energy credits
SPCC	Spill Prevention, Control, and Countermeasure plans, required pursuant to federal regulations requiring plans for facilities using oil-containing equipment in proximity to surface waters
Transition Bond Charge	Revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees
Transition Bonds	Transition Bonds issued by ACE Funding
VADEQ	Virginia Department of Environmental Quality
VaR	Value at Risk

ii

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q with respect to Pepco Holdings, Inc. (PHI or Pepco Holdings), Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), including each of their respective subsidiaries, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created thereby and by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding the intents, beliefs, estimates and current expectations of one or more of PHI, Pepco, DPL or ACE (each, a Reporting Company) or their subsidiaries. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “assumes,” “seeks to,” “plans,” “anticipates,” “believes,” “projects,” “estimates,” “predicts,” “potential,” “future,” “goal,” “objective,” or “continue” or the negative of such terms or other variations thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause one or more Reporting Companies’ or their subsidiaries’ actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Therefore, forward-looking statements are not guarantees or assurances of future performance, and actual results could differ materially from those indicated by the forward-looking statements.

The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond each Reporting Company’s or its subsidiaries’ control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Changes in governmental policies and regulatory actions affecting the energy industry or one or more of the Reporting Companies specifically, including allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of transmission and distribution facilities and the recovery of purchased power expenses;

•	The outcome of pending and future rate cases, including the possible disallowance of recovery of costs and expenses;

•	The expenditures necessary to comply with regulatory requirements, including regulatory orders, and to implement reliability enhancement, emergency response and customer service improvement programs;

•	Possible fines, penalties or other sanctions assessed by regulatory authorities against PHI’s regulated utilities;

•	The impact of adverse publicity and media exposure, which could render one or more Reporting Companies vulnerable to increased regulatory oversight and negative customer perception;

•	Weather conditions affecting usage and emergency restoration costs;

•	Population growth rates and changes in demographic patterns;

•	Changes in customer energy demand due to conservation measures and the use of more energy-efficient products;

•	General economic conditions, including the impact of an economic downturn or recession on energy usage;

•	Changes in and compliance with environmental and safety laws and policies;

•	Changes in tax rates or policies;

•	Changes in rates of inflation;

•	Changes in accounting standards or practices;

•	Unanticipated changes in operating expenses and capital expenditures;

•

Rules and regulations imposed by, and decisions of, federal and/or state regulatory commissions, PJM Interconnection, LLC (PJM), the North American Electric Reliability Corporation (NERC) and other applicable electric reliability organizations;

•	Legal and administrative proceedings (whether civil or criminal) and settlements that affect a Reporting Company’s or its subsidiaries’ business and profitability;

•	Pace of entry into new markets;

•	Interest rate fluctuations and the impact of credit and capital market conditions on the ability to obtain funding on favorable terms; and

•	Effects of geopolitical events, including the threat of domestic terrorism or cyber attacks.

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in Part I,

Item 1A. Risk Factors and other statements in each Reporting Company’s annual report on Form 10-K for the year ended December 31, 2011, as amended to include the executive compensation and other information required by Part III of Form 10-K (which information originally had been omitted as permitted by that form) (2011 Form 10-K), as filed with the Securities and Exchange Commission (SEC), in each Reporting Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, and in this Form 10-Q, and investors should refer to such risk factors and other statements in evaluating the forward-looking statements contained in this Form 10-Q.

Any forward-looking statements speak only as to the date this Quarterly Report on Form 10-Q for each Reporting Company was filed with the SEC, and none of the Reporting Companies undertakes an obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for a Reporting Company to predict all such factors, nor can the impact of any such factor be assessed on such Reporting Company’s or its subsidiaries’ business (viewed independently or together with the business or businesses of some or all of the other Reporting Companies or their subsidiaries) or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.

	Registrants
Item	Pepco Holdings	Pepco*	DPL*	ACE
Consolidated Statements of Income	4	55	75	98

Consolidated Statements of Comprehensive Income	5	N/A	N/A	N/A

Consolidated Balance Sheets	6	56	76	99

Consolidated Statements of Cash Flows	8	58	78	101

Consolidated Statement of Equity	9	59	79	102

Notes to Consolidated Financial Statements	10	60	80	103

*	Pepco and DPL have no operating subsidiaries and, therefore, their financial statements are not consolidated.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars, except per share data)
Operating Revenue
Power Delivery	$984	$1,093	$2,039	$2,342
Pepco Energy Services	185	311	413	688
Other	10	8	19	20

Total Operating Revenue	1,179	1,412	2,471	3,050

Operating Expenses
Fuel and purchased energy	555	812	1,239	1,811
Other services cost of sales	49	43	94	86
Other operation and maintenance	224	209	449	443
Depreciation and amortization	111	105	221	210
Other taxes	105	109	209	220
Gain on early termination of finance leases held in trust	—	(39)	—	(39)
Deferred electric service costs	(20)	(29)	(35)	(32)
Impairment losses	3	—	3	—

Total Operating Expenses	1,027	1,210	2,180	2,699

Operating Income	152	202	291	351

Other Income (Expenses)
Interest expense	(65)	(63)	(130)	(125)
Loss from equity investments	—	—	—	(1)
Other income	10	10	18	20

Total Other Expenses	(55)	(53)	(112)	(106)

Income from Continuing Operations Before Income Tax Expense	97	149	179	245
Income Tax Expense Related to Continuing Operations	35	54	49	88

Net Income from Continuing Operations	62	95	130	157
(Loss) Income from Discontinued Operations, net of Income Taxes	—	(1)	—	1

Net Income	$62	$94	$130	$158

Basic and Diluted Share Information
Weighted average shares outstanding – Basic (millions)	228	226	228	226

Weighted average shares outstanding – Diluted (millions)	229	226	229	226

Earnings per share of common stock from Continuing Operations – Basic and Diluted	$0.27	$0.42	$0.57	$0.69
Earnings per share of common stock from Discontinued Operations – Basic and Diluted	—	—	—	0.01

Earnings per share – Basic and Diluted	$0.27	$0.42	$0.57	$0.70

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Net Income	$62	$94	$130	$158

Other Comprehensive Income (Loss) from Continuing Operations
Gain (losses) from continuing operations on commodity derivatives designated as cash flow hedges:
Gains arising during period	—	3	—	2
Amount of losses reclassified into income	12	19	25	46

Net gains on commodity derivatives	12	22	25	48
Pension and other postretirement benefit plans	(6)	(5)	(5)	(4)

Other comprehensive income, before income taxes	6	17	20	44
Income tax expense related to other comprehensive income	2	7	8	18

Other comprehensive income, net of income taxes	4	10	12	26

Comprehensive Income	$66	$104	$142	$184

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(millions of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39	$109
Restricted cash equivalents	9	11
Accounts receivable, less allowance for uncollectible accounts of $41 million and $49 million, respectively	840	929
Inventories	149	132
Derivative assets	9	5
Prepayments of income taxes	44	74
Deferred income tax assets, net	42	59
Prepaid expenses and other	157	120

Total Current Assets	1,289	1,439

INVESTMENTS AND OTHER ASSETS
Goodwill	1,407	1,407
Regulatory assets	2,288	2,196
Investment in finance leases held in trust	1,375	1,349
Income taxes receivable	218	84
Restricted cash equivalents	15	15
Assets and accrued interest related to uncertain tax positions	65	37
Derivative assets	8	—
Other	166	163

Total Investments and Other Assets	5,542	5,251

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	13,303	12,855
Accumulated depreciation	(4,713)	(4,635)

Net Property, Plant and Equipment	8,590	8,220

TOTAL ASSETS	$15,421	$14,910

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(millions of dollars, except shares)
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term debt	$875	$732
Current portion of long-term debt and project funding	49	112
Accounts payable and accrued liabilities	526	549
Capital lease obligations due within one year	12	8
Taxes accrued	79	110
Interest accrued	50	47
Liabilities and accrued interest related to uncertain tax positions	9	3
Derivative liabilities	18	26
Other	258	274

Total Current Liabilities	1,876	1,861

DEFERRED CREDITS
Regulatory liabilities	525	526
Deferred income taxes, net	3,104	2,863
Investment tax credits	21	22
Pension benefit obligation	305	424
Other postretirement benefit obligations	446	469
Liabilities and accrued interest related to uncertain tax positions	6	32
Derivative liabilities	10	6
Other	182	191

Total Deferred Credits	4,599	4,533

LONG-TERM LIABILITIES
Long-term debt	4,203	3,794
Transition bonds issued by ACE Funding	276	295
Long-term project funding	13	13
Capital lease obligations	70	78

Total Long-Term Liabilities	4,562	4,180

COMMITMENTS AND CONTINGENCIES (NOTE 15)
EQUITY
Common stock, $.01 par value, 400,000,000 shares authorized, 228,851,815 and 227,500,190 shares outstanding, respectively	2	2
Premium on stock and other capital contributions	3,354	3,325
Accumulated other comprehensive loss	(51)	(63)
Retained earnings	1,079	1,072

Total Equity	4,384	4,336

TOTAL LIABILITIES AND EQUITY	$15,421	$14,910

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$130	$158
Income from discontinued operations	—	(1)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	221	210
Non-cash rents from cross-border energy lease investments	(26)	(28)
Gain on early termination of finance leases held in trust	—	(39)
Deferred income taxes	235	61
Net unrealized (gains) losses on derivatives	(12)	7
Impairment losses	3	—
Other	(8)	(10)
Changes in:
Accounts receivable	60	63
Inventories	(17)	(4)
Prepaid expenses	(36)	(34)
Regulatory assets and liabilities, net	(93)	(40)
Accounts payable and accrued liabilities	(45)	(71)
Pension contributions	(200)	(110)
Pension benefit obligation, excluding contributions	33	26
Cash collateral related to derivative activities	53	44
Income tax-related prepayments, receivables and payables	(184)	34
Other assets and liabilities	10	26
Conectiv Energy net assets held for sale	—	42

Net Cash From Operating Activities	124	334

INVESTING ACTIVITIES
Investment in property, plant and equipment	(589)	(387)
Department of Energy capital reimbursement awards received	22	16
Proceeds from early termination of finance leases held in trust	—	161
Changes in restricted cash equivalents	2	(3)
Net other investing activities	5	(7)

Net Cash Used By Investing Activities	(560)	(220)

FINANCING ACTIVITIES
Dividends paid on common stock	(123)	(122)
Common stock issued for the Dividend Reinvestment Plan and employee-related compensation	28	25
Redemption of preferred stock of subsidiaries	—	(6)
Issuances of long-term debt	450	235
Reacquisitions of long-term debt	(122)	(52)
Issuances (Repayments) of short-term debt, net	143	(139)
Cost of issuances	(7)	(2)
Net other financing activities	(3)	(16)

Net Cash From (Used By) Financing Activities	366	(77)

Net (Decrease) Increase in Cash and Cash Equivalents	(70)	37
Cash and Cash Equivalents at Beginning of Period	109	21

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39	$58

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash received for income taxes, net	$(3)	$(2)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(millions of dollars, except shares)	Common Stock		Premium on Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
BALANCE, DECEMBER 31, 2011	227,500,190	$2	$3,325	$(63)	$1,072	$4,336
Net income	—	—	—	—	68	68
Other comprehensive income	—	—	—	8	—	8
Dividends on common stock ($0.27 per share)	—	—	—	—	(61)	(61)
Issuance of common stock:
Original issue shares, net	319,037	—	9	—	—	9
Shareholder DRP original shares	424,888	—	8	—	—	8
Net activity related to stock-based awards	—	—	(2)	—	—	(2)

BALANCE, MARCH 31, 2012	228,244,115	2	3,340	(55)	1,079	4,366
Net income	—	—	—	—	62	62
Other comprehensive income	—	—	—	4	—	4
Dividends on common stock ($0.27 per share)	—	—	—	—	(62)	(62)
Issuance of common stock:
Original issue shares, net	186,820	—	3	—	—	3
Shareholder DRP original shares	420,880	—	8	—	—	8
Net activity related to stock-based awards	—	—	3	—	—	3

BALANCE, JUNE 30, 2012	228,851,815	$2	$3,354	$(51)	$1,079	$4,384

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PEPCO HOLDINGS, INC.

(1) ORGANIZATION

Pepco Holdings, Inc. (PHI or Pepco Holdings), a Delaware corporation incorporated in 2001, is a holding company that, through the following regulated public utility subsidiaries, is engaged primarily in the transmission, distribution and default supply of electricity and the distribution and supply of natural gas:

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

Through Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services), PHI provides energy savings performance contracting services, primarily to commercial, industrial and government customers. Pepco Energy Services is in the process of winding down its competitive electricity and natural gas retail supply business. Pepco Energy Services constitutes a separate segment, for financial reporting purposes.

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

Pepco Energy Services deactivated its Buzzard Point oil-fired generation facility on May 31, 2012 and its Benning Road oil-fired generation facility on June 30, 2012.

In December 2009, PHI announced the wind-down of the retail energy supply component of the Pepco Energy Services business. Pepco Energy Services is implementing this wind-down by not entering into any new supply contracts while continuing to perform under its existing supply contracts through their respective expiration dates, the last of which is June 1, 2014. The retail energy supply business has historically generated a substantial portion of the operating revenues and net income of the Pepco Energy Services segment. Operating revenues related to the retail energy supply business for the three months ended June 30, 2012 and 2011 were $112 million and $233 million, respectively, while operating income for the same periods was $16 million and $4 million, respectively. Operating revenues related to the retail energy supply business for the six months ended June 30, 2012 and 2011 were $273 million and $543 million, respectively, while operating income for the same periods was $31 million and $16 million, respectively.

In connection with the operation of the retail energy supply business, Pepco Energy Services provided letters of credit of less than $1 million and posted cash collateral of $61 million as of June 30, 2012. These collateral requirements, which are based on existing wholesale energy purchase and sale contracts and current market prices, will decrease as the contracts expire, with the collateral expected to be fully released by June 1, 2014. The energy services business will not be affected by the wind-down of the retail energy supply business.

Other Business Operations

Through its subsidiary Potomac Capital Investment Corporation (PCI), PHI maintains a portfolio of cross-border energy lease investments. This activity constitutes a third operating segment for financial reporting purposes, which is designated as “Other Non-Regulated.” For a discussion of PHI’s cross-border energy lease investments, see Note (8), “Leasing Activities – Investment in Finance Leases Held in Trust,” and Note (15), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments” to the consolidated financial statements of PHI.

Discontinued Operations

In April 2010, the Board of Directors approved a plan for the disposition of PHI’s competitive wholesale power generation, marketing and supply business, which had been conducted through subsidiaries of Conectiv Energy Holding Company (collectively Conectiv Energy). On July 1, 2010, PHI completed the sale of Conectiv Energy’s wholesale power generation business to Calpine Corporation (Calpine) for $1.64 billion. The disposition of all of Conectiv Energy’s remaining assets and businesses, consisting of its load service supply contracts, energy hedging portfolio, certain tolling agreements and other assets not included in the Calpine sale, was completed in the first quarter of 2012. The former operations of Conectiv Energy have been accounted for as a discontinued operation and no longer constitute a separate segment for financial reporting purposes.

PEPCO HOLDINGS

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

Pepco Holdings’ unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual consolidated financial statements included in PHI’s annual report on Form 10-K for the year ended December 31, 2011, as amended to include the executive compensation and other information required by Part III of Form 10-K (which information originally had been omitted as permitted by that form). In the opinion of PHI’s management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly Pepco Holdings’ financial condition as of June 30, 2012, in accordance with GAAP. The year-end December 31, 2011 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results for the three and six months ended June 30, 2012 may not be indicative of PHI’s results that will be realized for the full year ending December 31, 2012.

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

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset and goodwill impairment calculations, fair value calculations for derivative instruments, pension and other postretirement benefit assumptions, the assessment of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of self-insurance reserves for general and auto liability claims, accrual of interest related to income taxes, the recognition of income tax benefits for investments in finance leases held in trust associated with PHI’s portfolio of cross-border energy lease investments, and income tax provisions and reserves. Additionally, PHI is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of its business. PHI records an estimated liability for these proceedings and claims, when it is probable that a loss has been incurred and the loss is reasonably estimable.

Storm Restoration Costs

On June 29, 2012, the respective service territories of Pepco, DPL and ACE were affected by a rapidly moving thunderstorm with hurricane-force winds, known as a “derecho,” which resulted in widespread customer outages in each of the service territories. The derecho caused extensive damage to the electric transmission and distribution systems of Pepco, DPL and ACE. Storm restoration activity commenced immediately following the storm and continued into July 2012, with the majority of the incremental storm restoration costs occurring after the end of the second quarter of 2012.

Total incremental storm restoration costs incurred by PHI through June 30, 2012 were $3.0 million, with $1.8 million incurred for repair work and $1.2 million incurred as capital expenditures. Costs incurred for repair work of $1.5 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland and New Jersey, and $0.3 million was charged to Other operation and maintenance expense. All of these total incremental storm restoration costs have been estimated for the cost of restoration services provided by outside contractors since the invoices for such services had not been received at June 30, 2012. Actual invoices may vary from these estimates.

PEPCO HOLDINGS

The total incremental storm restoration costs of PHI associated with the derecho are currently estimated to range between $70 million and $85 million. This range was developed using estimates of costs related to mutual assistance and contractor services, materials and supplies, and other expenses, and actual costs may vary from these estimates. A portion of the costs will be expensed with the balance being charged to capital. A portion of the costs expensed will be deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland and New Jersey. PHI’s utility subsidiaries will be pursuing recovery of the incremental storm restoration costs in their respective jurisdictions during the next cycle of distribution base rate cases.

General and Auto Liability

During the second quarter of 2011, PHI’s utility subsidiaries reduced their self-insurance reserves for general and auto liability claims by approximately $4 million, based on obtaining an actuarial estimate of the unpaid losses attributed to general and auto liability claims for each of PHI’s utility subsidiaries at June 30, 2011.

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

Net purchase activities with the NUGs for the three months ended June 30, 2012 and 2011 were approximately $49 million and $55 million, respectively, of which approximately $47 million and $51 million, respectively, consisted of power purchases under the PPAs. Net purchase activities with the NUGs for the six months ended June 30, 2012 and 2011 were approximately $100 million and $112 million, respectively, of which approximately $98 million and $104 million, respectively, consisted of power purchases under the PPAs. The power purchase costs are recoverable from ACE’s customers through regulated rates.

DPL Renewable Energy Transactions

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of June 30, 2012, PHI, through its DPL subsidiary, has entered into three land-based wind PPAs in the aggregate amount of 128 megawatts and one solar PPA with a 10 megawatt facility. All of the facilities associated with these PPAs are operational, and DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and solar renewable energy credits (SRECs) from the solar facility up to certain amounts (as set forth below) at rates that are primarily fixed under the PPAs. PHI has concluded that consolidation is not required for any of these PPAs under the FASB guidance on the consolidation of variable interest entities.

PEPCO HOLDINGS

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 megawatts, from the second wind facility through 2031 in amounts not to exceed 40 megawatts, and from the third wind facility through 2031 in amounts not to exceed 38 megawatts. DPL’s purchases under the three wind PPAs totaled $6 million and $4 million for the three months ended June 30, 2012 and 2011, respectively, and $15 million and $9 million for the six months ended June 30, 2012 and 2011, respectively.

The term of the agreement with the solar facility is 20 years and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. DPL’s purchases under the solar agreement were less than $1 million for the three and six months ended June 30, 2012.

On October 18, 2011, the Delaware Public Service Commission (DPSC) approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 megawatts to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL would be an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each megawatt hour of energy produced by the fuel cell facilities over 21 years. DPL would have no liability to the qualified fuel cell provider other than to remit payments collected from its distribution customers pursuant to the tariff. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. In June 2012, a 3 megawatt fuel cell generation facility was placed into service under the tariff. DPL billed less than $1 million to distribution customers during the three and six months ended June 30, 2012. A 27 megawatt fuel cell generation facility is expected to be placed into service in 5 megawatt increments beginning in January 2013. DPL is accounting for this arrangement as an agency transaction.

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

ACE Standard Offer Capacity Agreements

In April 2011, ACE entered into three Standard Offer Capacity Agreements (SOCAs) by order of the NJBPU, each with a different generation company. The SOCAs were established under a New Jersey law enacted to promote the construction of qualified electric generation facilities in New Jersey. The SOCAs are 15-year, financially settled transactions approved by the NJBPU that allow generation companies to receive payments from, or require them to make payments to, ACE based on the difference between the fixed price in the SOCAs and the price for capacity that clears PJM Interconnection, LLC (PJM). Each of the other electric distribution companies (EDCs) in New Jersey has entered into SOCAs having the same terms with the same generation companies. The annual share of payments or receipts for ACE and the other EDCs is based upon each company’s annual proportion of the total New Jersey load attributable to all EDCs, which is currently estimated to be approximately 15 percent for ACE. The NJBPU has approved full recovery from distribution customers of payments made by ACE and the other EDCs, and distribution customers would be entitled to any payments received from the generation companies.

PEPCO HOLDINGS

In May 2012, all three generators under the SOCAs bid into the PJM 2015-2016 capacity auction and two of the generators cleared that capacity auction. ACE recorded a derivative asset (liability) for the estimated fair value of each SOCA and recorded an offsetting regulatory liability (asset) as described in more detail in Note (13), “Derivative Instruments and Hedging Activities”, and Note (14), “Fair Value Disclosures.” FASB guidance on derivative accounting and the accounting for regulated operations would apply to ACE’s obligations under the third SOCA once the related capacity has cleared a PJM auction. The next PJM capacity auction is scheduled for May 2013. PHI has concluded that consolidation is not required for the SOCAs under the FASB guidance on the consolidation of variable interest entities.

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired at the acquisition date. Substantially all of Pepco Holdings’ goodwill was generated by Pepco’s acquisition of Conectiv (now Conectiv, LLC (Conectiv)) in 2002 and is allocated entirely to Power Delivery for purposes of impairment testing based on the aggregation of its components because its utilities have similar characteristics. Pepco Holdings tests its goodwill for impairment annually as of November 1 and whenever an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of a reporting unit below the carrying amount of its net assets. Factors that may result in an interim impairment test include, but are not limited to: a change in the identified reporting units; an adverse change in business conditions; a protracted decline in PHI’s stock price causing market capitalization to fall below book value; an adverse regulatory action; or an impairment of long-lived assets in the reporting unit. PHI concluded that an interim impairment test was not required during the six months ended June 30, 2012.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco Holdings’ gross revenues were $93 million and $94 million for the three months ended June 30, 2012 and 2011, respectively, and $184 million and $190 million for the six months ended June 30, 2012 and 2011, respectively.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified in order to conform to the current period presentation. The following reclassifications and adjustments have been recorded and are not considered material either individually or in the aggregate:

Pepco Energy Services Derivative Accounting Adjustments

In the second quarter of 2012, PHI recorded an adjustment to reclassify certain 2011 mark-to-market losses from Operating revenue to Fuel and purchased energy expenses for Pepco Energy Services. The reclassification resulted in an increase in Operating revenue and an increase in Fuel and purchased energy expenses of $3 million and $7 million for the three and six months ended June 30, 2011, respectively. This reclassification did not result in a change to net income.

During the first quarter of 2011, PHI recorded an adjustment associated with an increase in the value of certain derivatives from October 1, 2010 to December 31, 2010, which had been erroneously recorded in other comprehensive income at December 31, 2010. This adjustment resulted in an increase in revenue and pre-tax earnings of $2 million for the six months ended June 30, 2011.

DPL Operating Revenue Adjustment

In the second quarter of 2012, DPL recorded an adjustment to correct an overstatement of unbilled revenue in its natural gas distribution business related to prior periods. The adjustment resulted in a decrease in Operating revenue of $1 million for the three and six months ended June 30, 2012.

PEPCO HOLDINGS

DPL Default Electricity Supply Revenue and Cost Adjustments

During the second quarter of 2011, DPL recorded adjustments to correct certain errors associated with the accounting for Default Electricity Supply revenue and costs. These adjustments primarily arose from the under-recognition of allowed returns on the cost of working capital and resulted in a pre-tax decrease in Other operation and maintenance expense of $8 million for the three and six months ended June 30, 2011.

Income Tax Expense Adjustments

In the second quarter of 2012, Pepco recorded an adjustment to reduce Income tax expense as a result of the reversal of interest expense erroneously recorded on certain effectively settled income tax positions in the first quarter of 2012. This adjustment resulted in a decrease to Income tax expense of $1 million for the three months ended June 30, 2012.

During the first quarter of 2011, Pepco recorded an adjustment to correct certain income tax errors related to prior periods associated with interest on uncertain tax positions. The adjustment resulted in an increase in Income tax expense of $1 million for the six months ended June 30, 2011.

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

PEPCO HOLDINGS

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

(5) SEGMENT INFORMATION

Pepco Holdings’ management has identified its operating segments at June 30, 2012 as Power Delivery, Pepco Energy Services and Other Non-Regulated. In the tables below, the Corporate and Other column is included to reconcile the segment data with consolidated data and includes unallocated Pepco Holdings’ (parent company) capital costs, such as financing costs. Segment financial information for continuing operations for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30, 2012
	(millions of dollars)
	Power Delivery	Pepco Energy Services		Other Non- Regulated	Corporate and Other (a)	PHI Consolidated
Operating Revenue	$984	$185		$14	$(4)	$1,179
Operating Expenses (b)	860	171	(c)	2	(6)	1,027
Operating Income	124	14		12	2	152
Interest Income	—	—		1	(1)	—
Interest Expense	53	—		4	8	65
Other Income	8	—		—	2	10
Income Tax Expense	25	6		2	2	35
Net Income (Loss) from Continuing Operations	54	8		7	(7)	62
Total Assets	11,734	536		1,499	1,652	15,421
Construction Expenditures	$285	$5		$—	$8	$298

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in the Corporate and Other segment and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(4) million for Operating Revenue, $(1) million for Operating Expenses, $(6) million for Interest Income and $(5) million for Interest Expense.
(b)	Includes depreciation and amortization expense of $111 million, consisting of $100 million for Power Delivery, $4 million for Pepco Energy Services and $7 million for Corporate and Other.
(c)	Includes impairment losses of $3 million associated primarily with Pepco Energy Services’ investment in a landfill gas-fired electric generation facility.

PEPCO HOLDINGS

	Three Months Ended June 30, 2011
	(millions of dollars)
	Power Delivery	Pepco Energy Services	Other Non- Regulated		Corporate and Other (a)	PHI Consolidated
Operating Revenue	$1,093	$311	$14		$(6)	$1,412
Operating Expenses (b)	957	298	(38	)(c)	(7)	1,210
Operating Income	136	13	52		1	202
Interest Income	—	—	1		(1)	—
Interest Expense	52	1	4		6	63
Other Income	8	1	—		1	10
Income Tax Expense (Benefit) (d)	20	5	30		(1)	54
Net Income (Loss) from Continuing Operations	72	8	19	(c)	(4)	95
Total Assets (excluding Assets Held For Sale)	10,803	615	1,461		1,354	14,233
Construction Expenditures	$204	$6	$—		$6	$216

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in the Corporate and Other segment and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(6) million for Operating Revenue, $(4) million for Operating Expenses, $(5) million for Interest Income and $(5) million for Interest Expense.
(b)	Includes depreciation and amortization expense of $105 million, consisting of $97 million for Power Delivery, $5 million for Pepco Energy Services, $1 million for Other Non-Regulated and $2 million for Corporate and Other.
(c)	Includes $39 million pre-tax ($3 million after-tax) gain from the early termination of finance leases held in trust.
(d)	Includes tax benefits of $14 million for Power Delivery primarily associated with an interest benefit related to federal tax liabilities and a $22 million reversal of previously recognized tax benefits for Other Non-Regulated associated with the early termination of finance leases held in trust.

	Six Months Ended June 30, 2012
	(millions of dollars)
	Power Delivery	Pepco Energy Services		Other Non- Regulated	Corporate and Other (a)	PHI Consolidated
Operating Revenue	$2,039	$413		$27	$(8)	$2,471
Operating Expenses (b)	1,814	382	(c)	3	(19)	2,180
Operating Income	225	31		24	11	291
Interest Income	—	—		2	(2)	—
Interest Expense	106	1		7	16	130
Other Income	16	—		1	1	18
Preferred Stock Dividends	—	—		1	(1)	—
Income Tax Expense	34	12		2	1	49
Net Income (Loss) from Continuing Operations	101	18		17	(6)	130
Total Assets	11,734	536		1,499	1,652	15,421
Construction Expenditures	$565	$10		$—	$14	$589

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in the Corporate and Other segment and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(8) million for Operating Revenue, $(7) million for Operating Expenses, $(11) million for Interest Income, $(10) million for Interest Expense and $(1) million for Preferred Stock Dividends.
(b)	Includes depreciation and amortization expense of $221 million, consisting of $199 million for Power Delivery, $10 million for Pepco Energy Services, $1 million for Other Non-Regulated and $11 million for Corporate and Other.
(c)	Includes impairment losses of $3 million associated primarily with Pepco Energy Services’ investment in a landfill gas-fired electric generation facility.

PEPCO HOLDINGS

	Six Months Ended June 30, 2011
	(millions of dollars)
	Power Delivery	Pepco Energy Services	Other Non- Regulated		Corporate and Other (a)	PHI Consolidated
Operating Revenue	$2,342	$688	$28		$(8)	$3,050
Operating Expenses (b)	2,088	659	(36	)(c)	(12)	2,699
Operating Income	254	29	64		4	351
Interest Income	—	—	2		(2)	—
Interest Expense	102	2	7		14	125
Other Income (Expenses)	16	2	(1)		2	19
Preferred Stock Dividends	—	—	1		(1)	—
Income Tax Expense (Benefit) (d)	49	11	32		(4)	88
Net Income (Loss) from Continuing Operations	119	18	25	(c)	(5)	157
Total Assets (excluding Assets Held For Sale)	10,803	615	1,461		1,354	14,233
Construction Expenditures	$364	$7	$—		$16	$387

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in the Corporate and Other segment and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(8) million for Operating Revenue, $(6) million for Operating Expenses, $(10) million for Interest Income, $(9) million for Interest Expense and $(1) million for Preferred Stock Dividends.
(b)	Includes depreciation and amortization expense of $210 million, consisting of $194 million for Power Delivery, $9 million for Pepco Energy Services, $1 million for Other Non-Regulated and $6 million for Corporate and Other.
(c)	Includes $39 million pre-tax ($3 million after-tax) gain from the early termination of finance leases held in trust.
(d)	Includes tax benefits of $14 million for Power Delivery primarily associated with an interest benefit related to federal tax liabilities and a $22 million reversal of previously recognized tax benefits for Other Non-Regulated associated with the early termination of finance leases held in trust.

(6) GOODWILL

PHI’s goodwill balance of $1.4 billion was unchanged during the six months ended June 30, 2012. Substantially all of PHI’s goodwill balance was generated by Pepco’s acquisition of Conectiv in 2002 and is allocated entirely to the Power Delivery reporting unit based on the aggregation of its regulated public utility company components for purposes of assessing impairment under FASB guidance on goodwill and other intangibles (ASC 350).

PHI’s annual impairment test as of November 1, 2011 indicated that goodwill was not impaired. For the six months ended June 30, 2012, PHI concluded that there were no events requiring it to perform an interim goodwill impairment test. PHI will perform its next annual impairment test as of November 1, 2012.

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

PEPCO HOLDINGS

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

•	In New Jersey, a BSA proposed by ACE in 2009 was not approved and there is no BSA proposal currently pending in New Jersey.

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

In an effort to reduce the shortfall in revenues due to the delay in time or lag between when costs are incurred and when they are reflected in rates (regulatory lag), Pepco and DPL have proposed, in each of their respective jurisdictions, a reliability investment recovery mechanism (RIM) to recover reliability-related capital expenditures incurred between base rate cases. Through the RIM, Pepco or DPL in each year would collect through a surcharge the amount of its reliability-related capital expenditures based on its budget for that year. The budgeted amount would be reconciled with actual capital expenditures on an annual basis and any over-recovery or under-recovery would be reflected in the next year’s surcharge. The work undertaken pursuant to the RIM would be subject to a prudency review by the applicable state regulatory commission in the next base rate case or at more frequent intervals as determined by such commission. Pepco’s or DPL’s respective operation and maintenance costs and other capital expenditures would remain subject to recovery through the traditional ratemaking process. The status of these proposals is discussed below in connection with the discussions of DPL’s and Pepco’s respective electric distribution base rate proceedings.

Pepco and DPL also have each requested, in each of their respective jurisdictions, public service commission approval of the use of fully forecasted test years in future rate cases. Traditionally, past test years with actual historical costs are used for ratemaking purposes; however, fully forecasted test years would be comprised of forward-looking costs. If approved, the use of such fully forecasted test years in lieu of historical test years would be more reflective of current costs and would mitigate the effects of regulatory lag. The status of these proposals is discussed below in connection with the discussions of DPL’s and Pepco’s respective electric distribution base rate proceedings.

Delaware

Gas Cost Rates

DPL makes an annual Gas Cost Rate (GCR) filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. In August 2011, DPL made its 2011 GCR filing. The filing includes the second year of the effect of a two-year amortization of under-recovered gas costs proposed by DPL in its 2010 GCR filing (the settlement approved by the DPSC in its 2010 GCR case included only the first year of the proposed two-year amortization). The rates proposed in the 2011 GCR would result in a GCR decrease for the typical retail natural gas customer of 5.6% in the level of GCR. On September 20, 2011, the DPSC issued an order allowing DPL to place the new rates into effect on November 1, 2011, subject to refund and pending final DPSC approval. The parties to the 2011 GCR proceeding have executed a settlement agreement that recommends approval of the 2011 GCR as filed. A DPSC decision on the settlement agreement is expected during the third quarter of 2012.

PEPCO HOLDINGS

Electric Distribution Base Rates

On December 2, 2011, DPL submitted an application with the DPSC to increase its electric distribution base rates. The filing seeks approval of an annual rate increase of approximately $31.8 million, based on a requested return on equity (ROE) of 10.75%, and requests approval of implementation of the MFVRD. DPL requested that the rates become effective on January 31, 2012. The filing includes a request for DPSC approval of a RIM and the use of fully forecasted test years in future DPL rate cases. On January 10, 2012, the DPSC entered an order suspending the full increase and allowing a temporary rate increase of $2.5 million to go into effect on January 31, 2012, subject to refund and pending final DPSC approval. Under Delaware law, DPL had the right to place the remainder of approximately $29.3 million of the requested increase into effect on or after July 2, 2012, subject to refund and pending final DPSC order. However, pursuant to an agreement with DPSC staff, DPL has placed only $22.3 million of the requested amount into effect on July 3, 2012, subject to refund and pending final DPSC order. Although DPL agreed to put the lesser amount into effect at this time, the amount of DPL’s annual rate increase request ($31.8 million) has not changed. The final DPSC order is expected by the end of 2012, unless the case is ultimately settled. Hearings before the DPSC, which were to begin July 30, 2012, have been postponed indefinitely as the parties are currently engaged in settlement negotiations. There can be no assurance as to whether the parties will reach a settlement in this case.

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

Maryland

DPL Electric Distribution Base Rates

On December 9, 2011, DPL submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $25.2 million (subsequently reduced by DPL to $23.5 million), based on a requested ROE of 10.75%. The filing included a request for MPSC approval of a RIM and the use of fully forecasted test years in future DPL rate cases. On July 20, 2012, the MPSC issued an order setting forth its decision authorizing an annual rate increase of approximately $11.3 million, based on an ROE of 9.81%. The MPSC reduced DPL’s depreciation rates, which are expected to lower annual depreciation and amortization expenses by an estimated $4.1 million. The order did not approve DPL’s request to implement a RIM and did not endorse the use by DPL of fully forecasted test years in future rate cases. The order also authorizes DPL to recover in rates over a five-year period $4.3 million of the $4.6 million of incremental storm restoration costs associated with Hurricane Irene that had been deferred previously as a regulatory asset by DPL. The new revenue rates and lower depreciation rates were effective on July 20, 2012. DPL is currently evaluating the MPSC order to determine what further actions, if any, it may seek to pursue.

Pepco Electric Distribution Base Rates

On December 16, 2011, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $68.4 million (subsequently reduced by Pepco to $66.2 million), based on a requested ROE of 10.75%. The filing included a request for MPSC approval of a RIM and the use of fully forecasted test years in future Pepco rate cases. On July 20, 2012, the MPSC issued an order setting forth its decision authorizing an annual rate increase of approximately

PEPCO HOLDINGS

$18.1 million, based on an ROE of 9.31%. The MPSC also directed Pepco to reduce the amount of the rate increase by the annual costs of certain energy advisory programs and seek recovery of these annual costs through the Empower Maryland Program. This reduction is currently estimated at $1.5 million. The MPSC reduced Pepco’s depreciation rates, which are expected to lower annual depreciation and amortization expenses by an estimated $27.3 million. The order did not approve Pepco’s request to implement a RIM and did not endorse the use by Pepco of fully forecasted test years in future rate cases. The order authorizes Pepco to recover in rates over a five-year period $18.5 million of incremental storm restoration costs associated with major weather events in 2011, including $9.7 million of the $9.9 million of incremental storm restoration costs associated with Hurricane Irene that had been deferred previously as a regulatory asset by Pepco and $8.8 million of incremental storm restoration costs incurred by Pepco associated with a severe winter storm in the first quarter of 2011 that had been expensed previously through other operation and maintenance expense in 2011. The incremental storm restoration costs of $8.8 million will be reversed and deferred as a regulatory asset in the third quarter of 2012. The new revenue rates and lower depreciation rates were effective on July 20, 2012. Pepco is currently evaluating the MPSC order to determine what further actions, if any, it may seek to pursue.

Major Storm Damage Recovery Proceedings

In February 2011, the MPSC initiated proceedings involving Pepco and DPL, as well as unaffiliated utilities in Maryland, for the purpose of reviewing how the BSA operates to recover revenues lost as a result of major storm outages. On January 25, 2012, the MPSC issued an order modifying the BSA to prevent the Maryland utilities, including Pepco and DPL, from collecting lost utility revenue through the BSA if electric service is not restored to the pre-major storm levels within 24 hours of the start of a major storm (defined by the MPSC as a weather-related event during which more than the lesser of 10% or 100,000 of an electric utility’s customers have a sustained outage for more than 24 hours). The period for which the lost utility revenue may not be collected through the BSA commences 24 hours after the start of the major storm and continues until all major storm-related outages are restored. The MPSC stated that waivers permitting collection of BSA revenues would be granted in rare and extraordinary circumstances where a utility can show that an outage was not due to inadequate emphasis on reliability and restoration efforts were reasonable under the circumstances. A similar provision excluding revenues lost as a result of major storm outages from the calculation of future BSA adjustments also is included in the BSA for Pepco in the District of Columbia as approved by the DCPSC. The financial impact of service interruptions due to a major storm as a result of this MPSC order would generally depend on the scope and duration of the outages.

New Jersey

Electric Distribution Base Rates

On August 5, 2011, ACE filed a petition with the NJBPU to increase its electric distribution rates by the net amount of approximately $58.9 million (which was increased to approximately $80.2 million on February 24, 2012, to reflect the 2011 test year), based on a requested ROE of 10.75% (the ACE 2011 Base Rate Case). The modified net increase consists of a rate increase proposal of approximately $90.3 million, less a deduction from base rates of approximately $17 million attributable to excess depreciation expenses, plus approximately a $6.3 million increase in sales-and-use taxes and an upward adjustment of approximately $0.6 million in the Regulatory Asset Recovery Charge. A decision in the electric distribution rate case is expected by the end of 2012.

Infrastructure Investment Program

In July 2009, the NJBPU approved certain rate recovery mechanisms in connection with ACE’s Infrastructure Investment Program (the IIP). In exchange for the increase in infrastructure investment, the NJBPU, through the IIP, allowed recovery by ACE of its infrastructure investment capital expenditures through a special rate outside the normal rate recovery mechanism of a base rate filing. The IIP was designed to stimulate the New Jersey economy and provide incremental employment in ACE’s service territory by increasing the

PEPCO HOLDINGS

infrastructure expenditures to a level above otherwise normal budgeted levels. In an October 18, 2011 petition (subsequently amended December 16, 2011) filed with the NJBPU, ACE has requested an extension and expansion to the IIP under which ACE proposes to spend approximately $63 million, $94 million and $81 million in calendar years 2012, 2013 and 2014, respectively, on non-revenue reliability-related capital expenditures. As proposed, capital expenditures related to the proposed special rate would be subject to annual reconciliation and approval by the NJBPU. A decision by the NJBPU on ACE’s IIP filing is expected by the end of 2012.

Update and Reconciliation of Certain Under-Recovered Balances

In February 2012, ACE filed a petition with the NJBPU seeking to reconcile and update several pass-through charges related to (i) the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the NUGs, (ii) costs related to surcharges that fund several statewide social programs and ACE’s uncollected accounts, and (iii) operating costs associated with ACE’s residential appliance cycling program. The filing proposes to recover the projected deferred under-recovered balance related to the NUGs of $113.8 million as of May 31, 2012 through a four-year amortization schedule. The net impact of adjusting the charges as proposed (including both the annual impact of the proposed four-year amortization of the historical under-recovered balances related to the NUGs and the going-forward cost recovery of all the other components for the period June 1, 2012 through May 31, 2013, and including associated changes in sales-and-use taxes) is an overall annual rate increase of approximately $55.3 million. On June 12, 2012, the parties to the proceeding signed a Stipulation of Settlement, which provided for provisional rates to go into effect on July 1, 2012. The NJBPU approved the Stipulation of Settlement on June 18, 2012. The rates have been deemed “provisional” because ACE’s filing will not be updated for actual revenues and expenses (if necessary) for May and June 2012 until after July 1, 2012 and a review of the final underlying costs for reasonableness and prudency will be completed after such filing.

Maryland Public Service Commission New Generation Contract Requirement

On September 29, 2009, the MPSC initiated an investigation into whether the EDCs in Maryland should be required to enter into long-term contracts with entities that construct, acquire or lease, and operate, new electric generation facilities in Maryland.

On April 12, 2012, the MPSC issued an order determining that there is a need for one new power plant in the range of 650 to 700 MW beginning in 2015. The order requires Pepco, DPL and Baltimore Gas and Electric Company (BG&E) to negotiate and enter into a contract with the winning bidder in amounts proportionate to their relative loads for the supply of electricity at regulated rates to their respective retail customers who do not elect to purchase electricity from a competitive supplier, otherwise known as standard offer service (SOS). Under the contract, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with a commercial operation date of June 1, 2015. The order acknowledges certain of the EDCs’ concerns about the requirements of the contract and directs them to negotiate with the winning bidder and submit any proposed changes in the contract to the MPSC for approval. The order further specifies that the EDCs entering into the contract will recover the associated costs from their respective SOS customers through surcharges. PHI is evaluating the impact of the order on each of Pepco and DPL, and, at this time, cannot predict (i) the extent of the negative effect that the order and, once finalized, the contract for new generation, may have on PHI’s, Pepco’s and DPL’s balance sheets, as well as their respective credit metrics, as calculated by independent rating agencies that evaluate and rate PHI, Pepco and DPL and each of their debt issuances, (ii) the effect on Pepco’s and DPL’s ability to recover their associated costs of the contract for new generation if a significant number of SOS customers elect to buy their energy from alternative energy suppliers, and (iii) the effect of the order on the financial condition, results of operations and cash flows of each of PHI, Pepco and DPL. On April 27, 2012, a group of generators operating in the PJM region filed a complaint in the United States District Court for the Northern District of Maryland challenging the MPSC’s order on the grounds that such order violated the commerce clause and the supremacy clause of the U.S. Constitution. On May 4, 2012, Pepco, DPL, BG&E and other parties filed notices of appeal in circuit courts in Maryland requesting judicial review of the MPSC’s order.

PEPCO HOLDINGS

ACE Standard Offer Capacity Agreements

In April 2011, ACE entered into three SOCAs by order of the NJBPU, each with a different generation company, as more fully described in Note (2), “Significant Accounting Policies – Consolidation of Variable Interest Entities – ACE Standard Offer Capacity Agreements” and Note (13), “Derivative Instruments and Hedging Activities.” ACE and the other New Jersey EDCs entered into the SOCAs under protest based on concerns about the potential cost to distribution customers. In May 2011, the NJBPU denied a joint motion for reconsideration of its order requiring each of the EDCs to enter into the SOCAs. In June 2011, ACE and the other EDCs filed appeals related to the NJBPU orders with the Appellate Division of the New Jersey Superior Court. On March 5, 2012, the court remanded the case to the NJBPU with instructions to refer the case to an Administrative Law Judge for further consideration. The matter has been transmitted by the NJBPU to the Office of Administrative Law.

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

In October 2011 and January 2012, respectively, two of the three generation companies sent notices of dispute under the SOCA to ACE. The notices of dispute allege that certain actions taken by PJM will have an adverse effect on the generation company’s ability to clear the PJM auction, which is required for payment under the SOCA. As of February 2012, the two generation companies had filed petitions with the NJBPU seeking to amend their respective SOCAs. One of the generation companies sought to postpone the effective date of the SOCA (currently expected to be in 2015) until the litigation is complete. The other generation company proposed to adjust the payment terms of the SOCA to reflect the total expected revenues under the original bid, which the generation company alleged may be in jeopardy if it were unable to clear in the PJM auction commencing in 2015. In April 2012, the NJBPU issued an order consolidating the two matters. On May 1, 2012 (memorialized in a May 7, 2012 order), the NJBPU denied all of the generation companies’ requests without prejudice to their right to raise the issues at a later date.

(8) LEASING ACTIVITIES

Investment in Finance Leases Held in Trust

PHI has a portfolio of cross-border energy lease investments (the lease portfolio) consisting of hydroelectric generation facilities, coal-fired electric generation facilities and natural gas distribution networks located outside of the United States. Each lease investment is comprised of a number of leases. As of June 30, 2012 and December 31, 2011, the lease portfolio consisted of seven investments with an aggregate book value of $1.4 billion and $1.3 billion, respectively.

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

PEPCO HOLDINGS

With respect to the terminated leases, PHI had previously made certain business assumptions regarding foreign investment opportunities available at the end of the full lease terms. Because the leases were terminated earlier than full term, management decided not to pursue these opportunities and certain income tax benefits recognized previously were reversed in the amount of $22 million. As part of the negotiations with the lessees, the company required an early termination payment sufficient to provide a gain on the early termination of the leases. The after-tax gain on the lease terminations was $3 million, reflecting an income tax provision at the statutory federal rate of $14 million and the income tax benefit reversal of $22 million. PHI has no intent to terminate early any other leases in the lease portfolio. With respect to certain of these remaining leases, management’s assumption continues to be that the foreign earnings recognized at the end of the lease term will remain invested abroad.

The components of the cross-border energy lease investments as of June 30, 2012 and December 31, 2011 are summarized below:

	June 30, 2012	December 31, 2011
	(millions of dollars)
Scheduled lease payments to PHI, net of non-recourse debt	$2,120	$2,120
Less: Unearned and deferred income	(745)	(771)

Investment in finance leases held in trust	1,375	1,349
Less: Deferred income tax liabilities	(816)	(793)

Net investment in finance leases held in trust	$559	$556

Income recognized from cross-border energy lease investments was comprised of the following for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Pre-tax income from PHI’s cross-border energy lease investments (included in “Other Revenue”)	$13	$14	$26	$28
Income tax expense related to cross-border energy lease investments	3	7	4	10

Net income from PHI’s cross-border energy lease investments	$10	$7	$22	$18

To ensure credit quality, PHI regularly monitors the financial performance and condition of the lessees under its cross-border energy lease investments. Changes in credit quality are also assessed to determine if they should be reflected in the carrying value of the leases. PHI compares each lessee’s performance to annual compliance requirements set by the terms and conditions of the leases. This includes a comparison of published credit ratings to minimum credit rating requirements in the leases for lessees with public credit ratings. In addition, PHI routinely meets with senior executives of the lessees to discuss their company and asset performance. If the annual compliance requirements or minimum credit ratings are not met, remedies are available under the leases. At June 30, 2012, all lessees were in compliance with the terms and conditions of their lease agreements.

PEPCO HOLDINGS

The table below shows PHI’s net investment in these leases by the published credit ratings of the lessees as of June 30, 2012 and December 31, 2011:

Lessee Rating (a)	June 30, 2012	December 31, 2011
	(millions of dollars)
Rated Entities
AA/Aa and above	$752	$737
A	623	612

Total	$1,375	$1,349

(a)	Excludes the credit ratings associated with collateral posted by the lessees in these transactions.

(9) PENSION AND OTHER POSTRETIREMENT BENEFITS

The following Pepco Holdings information is for the three months ended June 30, 2012 and 2011:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(millions of dollars)
Service cost	$7	$7	$3	$1
Interest cost	27	27	8	9
Expected return on plan assets	(32)	(33)	(4)	(4)
Amortization of prior service cost (benefit)	1	(1)	(1)	(1)
Amortization of net actuarial loss	18	11	2	2
Termination benefits	—	—	1	1

Net periodic benefit cost	$21	$11	$9	$8

The following Pepco Holdings information is for the six months ended June 30, 2012 and 2011:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(millions of dollars)
Service cost	$18	$17	$4	$3
Interest cost	53	53	17	18
Expected return on plan assets	(66)	(64)	(9)	(9)
Amortization of prior service cost (benefit)	1	(1)	(2)	(2)
Amortization of net actuarial loss	32	24	7	6
Termination benefits	—	—	1	1

Net periodic benefit cost	$38	$29	$18	$17

PEPCO HOLDINGS

Pension and Other Postretirement Benefits

Net periodic benefit cost related to continuing operations is included in Other operation and maintenance expense, net of the portion of the net periodic benefit cost that is capitalized as part of the cost of labor for internal construction projects. After intercompany allocations, the three utility subsidiaries are responsible for substantially all of PHI’s total net periodic pension and other postretirement benefit costs related to continuing operations.

Pension Contributions

PHI’s funding policy with regard to PHI’s non-contributory retirement plan (the PHI Retirement Plan) is to maintain a funding level that is at least equal to the target liability as defined under the Pension Protection Act of 2006. In the first quarter of 2012, Pepco, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $85 million, $85 million and $30 million, respectively, which is expected to bring the PHI Retirement Plan assets to the funding target level for 2012 under the Pension Protection Act. In the first quarter of 2011, Pepco, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $40 million, $40 million and $30 million, which brought plan assets to the funding target level for 2011 under the Pension Protection Act.

(10) DEBT

Credit Facility

PHI, Pepco, DPL and ACE maintain an unsecured syndicated credit facility to provide for their respective liquidity needs, including obtaining letters of credit, borrowing for general corporate purposes and supporting their commercial paper programs. On August 1, 2011, PHI, Pepco, DPL and ACE entered into an amended and restated credit agreement with respect to the facility, which among other changes, extended the expiration date of the facility to August 1, 2016. On August 2, 2012, the credit agreement was amended to extend the term of the credit facility to August 1, 2017 and to amend the pricing schedule to decrease certain fees and interest rates payable to the lenders under the facility.

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

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month London Interbank Offered Rate (LIBOR) plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the

PEPCO HOLDINGS

definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of June 30, 2012.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At June 30, 2012 and December 31, 2011, the amount of cash plus unused borrowing capacity under the credit facility available to meet the future liquidity needs of PHI and its utility subsidiaries on a consolidated basis totaled $969 million and $994 million, respectively. PHI’s utility subsidiaries had combined cash and unused borrowing capacity under the credit facility of $586 million and $711 million at June 30, 2012 and December 31, 2011, respectively.

Commercial Paper

PHI, Pepco, DPL and ACE maintain on-going commercial paper programs to address short-term liquidity needs. As of June 30, 2012, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $250 million, respectively, subject to available borrowing capacity under the credit facility. Although PHI’s Board of Directors had approved in January 2012 an increase in PHI’s commercial paper program limit to align it with PHI’s borrowing limits under the credit facility, PHI intends to maintain this limit at its current level.

PHI, Pepco and ACE had $365 million, $108 million and $74 million, respectively, of commercial paper outstanding at June 30, 2012. DPL had no commercial paper outstanding at June 30, 2012. The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during the six months ended June 30, 2012 was 0.81%, 0.41%, 0.41% and 0.41%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during the six months ended June 30, 2012 was thirteen, four, five and two days, respectively.

Other Financing Activities

Bond Payments

In April 2012, ACE Funding made principal payments of $6 million on its Series 2002-1 Bonds, Class A-3, and $2 million on its Series 2003-1 Bonds, Class A-2.

Bond Issuances

On April 4, 2012, Pepco issued $200 million of 3.05% first mortgage bonds due April 1, 2022. Net proceeds from the issuance of the long-term debt were primarily used (i) to repay Pepco’s outstanding commercial paper that was issued to temporarily fund capital expenditures and working capital, (ii) to fund the redemption, prior to maturity, of all of the $38.3 million outstanding of the 5.375% pollution control revenue refunding bonds due in 2024 issued by the Industrial Development Authority of the City of Alexandria, Virginia (IDA), on Pepco’s behalf and (iii) for general corporate purposes.

On June 26, 2012, DPL issued $250 million of 4.00% first mortgage bonds due June 1, 2042. Net proceeds from the issuance of the long-term debt were used primarily (i) to repay $215 million of DPL’s outstanding commercial paper that was issued (a) to temporarily fund capital expenditures and working capital and (b) to fund the redemption in June 2012, prior to maturity, of $65.7 million in aggregate principal amount of three series of outstanding tax-exempt pollution control refunding revenue bonds issued by The Delaware Economic Development Authority (DEDA) for DPL’s benefit; (ii) to fund the redemption, prior to maturity, of all of the $31 million in aggregate principal amount of outstanding tax-exempt bonds issued by DEDA for DPL’s benefit; and (iii) for general corporate purposes.

PEPCO HOLDINGS

Bond Redemptions

On April 30, 2012, all of the $38.3 million of the outstanding 5.375% pollution control revenue refunding bonds issued by IDA for Pepco’s benefit were redeemed. In connection with such redemption, Pepco redeemed all of the $38.3 million outstanding of its 5.375% first mortgage bonds due in 2024 that secured the obligations under such pollution control bonds.

On June 1, 2012, DPL funded the redemption by DEDA, prior to maturity, of $65.7 million in aggregate principal amount of outstanding tax-exempt pollution control refunding revenue bonds issued by DEDA for DPL’s benefit, as described above. Of the pollution control refunding revenue bonds redeemed, $34.5 million in aggregate principal amount bore interest at 0.75% per year and matured in 2026, $15.0 million in aggregate principal amount bore interest at 1.80% per year and matured in 2025, and $16.2 million in aggregate principal amount bore interest at 2.30% per year and matured in 2028. In connection with such redemption, on June 1, 2012, DPL redeemed, prior to maturity, all of the $34.5 million in aggregate principal amount outstanding of its 0.75% first mortgage bonds due 2026 that secured the obligations under one of the series of pollution control refunding revenue bonds redeemed by DEDA.

Term Loan Agreement

On April 24, 2012, PHI entered into a $200 million term loan agreement, pursuant to which PHI has borrowed (and may not reborrow) $200 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to LIBOR with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.875%. PHI’s Eurodollar borrowings under the loan agreement may be converted into floating rate loans under certain circumstances, and, in that event, for so long as any loan remains a floating rate loan, interest would accrue on that loan at a rate per year equal to (i) the highest of (a) the prevailing prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the one-month Eurodollar rate plus 1%, plus (ii) a margin of 0.875%. As of June 30, 2012, outstanding borrowings under the loan agreement bore interest at an annual rate of 1.125%, which is subject to adjustment from time to time. All borrowings under the loan agreement are unsecured, and the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement, must be repaid in full on or before April 23, 2013.

PHI used the net proceeds of the borrowings under the term loan agreement to repay outstanding commercial paper obligations and for general corporate purposes. Under the terms of the term loan agreement, PHI must maintain compliance with specified covenants, including (i) the requirement that PHI maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the loan agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than certain permitted sales and dispositions, and (iii) a restriction on the incurrence of liens (other than liens permitted by the loan agreement) on the assets of PHI or any of its significant subsidiaries. The loan agreement does not include any rating triggers. PHI was in compliance with all covenants under this agreement as of June 30, 2012.

Financing Activities Subsequent to June 30, 2012

On June 28, 2012, DPL directed DEDA to redeem, prior to maturity, all of the $31 million in aggregate principal amount of outstanding tax-exempt pollution control refunding revenue bonds issued by DEDA for DPL’s benefit. The pollution control refunding revenue bonds to be redeemed by DEDA bear interest at 5.20% per year and were to mature in 2019. Contemporaneously with such redemption, DPL will redeem, prior to maturity, all of the $31 million in aggregate principal amount of its outstanding 5.20% first mortgage bonds due in 2019 that secure the obligations under such pollution control bonds. This redemption is anticipated to be completed in August 2012.

PEPCO HOLDINGS

In July 2012, ACE Funding made principal payments of $6 million on its Series 2002-1 Bonds, Class A-3, and $2 million on its Series 2003-1 Bonds, Class A-2.

Collateral Requirements of Pepco Energy Services

In the ordinary course of its retail energy supply business, which is in the process of being wound down, Pepco Energy Services entered into various contracts to buy and sell electricity, fuels and related products, including derivative instruments, designed to reduce its financial exposure to changes in the value of its assets and obligations due to energy price fluctuations. These contracts typically have collateral requirements. Depending on the contract terms, the collateral required to be posted by Pepco Energy Services can be of varying forms, including cash and letters of credit.

As of June 30, 2012, Pepco Energy Services had posted net cash collateral of $61 million and letters of credit of less than $1 million. At December 31, 2011, Pepco Energy Services had posted net cash collateral of $112 million and letters of credit of $1 million.

At June 30, 2012 and December 31, 2011, the amount of cash, plus borrowing capacity under PHI’s credit facility available to meet the future liquidity needs of Pepco Energy Services, totaled $383 million and $283 million, respectively.

(11) INCOME TAXES

A reconciliation of PHI’s consolidated effective income tax rate from continuing operations is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(millions of dollars)
Income tax at Federal statutory rate	$34	35.0%	$52	35.0%	$63	35.0%	$86	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	5	5.3	6	4.0	10	5.4	11	4.5
Asset removal costs	(4)	(4.0)	(2)	(1.3)	(7)	(3.8)	(3)	(1.2)
Change in estimates and interest related to uncertain and effectively settled tax positions	3	2.8	(17)	(11.4)	(10)	(5.8)	(15)	(6.1)
Cross-border energy lease investments	(1)	(1.1)	21	14.1	(2)	(1.2)	20	8.2
State tax benefit related to prior years’ asset dispositions	—	—	(4)	(2.7)	—	—	(4)	(1.6)
Other, net	(2)	(1.9)	(2)	(1.5)	(5)	(2.2)	(7)	(2.9)

Consolidated income tax expense related to continuing operations	$35	36.1%	$54	36.2%	$49	27.4%	$88	35.9%

PEPCO HOLDINGS

Three Months Ended June 30, 2012 and 2011

PHI’s consolidated effective tax rates for the three months ended June 30, 2012 and 2011 were 36.1% and 36.2%, respectively. The effective tax rates for the three months ended June 30, 2012 and 2011 were substantially the same, however, the rate for 2011 reflects the reversal of income tax benefits associated with cross-border energy lease investments in the second quarter of 2011, offset by benefits recorded in 2011 in connection with estimates and interest related to uncertain and effectively settled tax positions, as described further below.

As discussed further in Note (8), “Leasing Activities,” during the second quarter of 2011, PHI terminated its interest in certain cross-border energy leases early. As a result of the early terminations, PHI reversed $22 million of previously recognized income tax benefits associated with those leases which will not be realized due to the early termination.

In the second quarter of 2011, PHI reached a settlement with the Internal Revenue Service (IRS) with respect to interest due on its federal tax liabilities related to the tax years 1996 through 2002. In connection with this agreement, PHI reallocated certain amounts that had been on deposit with the IRS since 2006 among liabilities in the settlement years and subsequent years. Primarily related to the settlement and reallocations, PHI recorded an additional tax benefit in the amount of $17 million (after-tax) in the second quarter of 2011.

Also in the second quarter of 2011, PHI received refunds of approximately $5 million and recorded tax benefits of approximately $4 million (after-tax) related to the filing of amended state tax returns. These amended returns reduced state taxable income due to an increase in tax basis reported on certain prior years’ asset dispositions.

Six Months Ended June 30, 2012 and 2011

PHI’s consolidated effective tax rates for the six months ended June 30, 2012 and 2011 were 27.4% and 35.9%, respectively. The lower effective tax rate for the six months ended June 30, 2012 was primarily a result of the reversal of income tax benefits associated with cross-border energy lease investments in the second quarter of 2011, as discussed above. The rate was further decreased by an increase in deductible asset removal costs for Pepco in 2012 related to a higher level of asset retirements. The decrease in the effective tax rate for the six months ended June 30, 2012 was partially offset by lower benefits recorded in 2012 in connection with estimates and interest related to uncertain and effectively settled tax positions as discussed below.

In the first quarter of 2012, PHI recorded income tax benefits related to uncertain and effectively settled tax positions, primarily due to the effective settlement with the IRS with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position in Pepco. In contrast, during the six months ended June 30, 2011, PHI recorded a $17 million benefit, primarily resulting from the settlement with the IRS on interest due on its 1996 through 2002 tax years discussed above, and the $4 million state tax benefit related to prior years’ asset dispositions.

PEPCO HOLDINGS

(12) EQUITY AND EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

PHI’s basic and diluted earnings per share (EPS) calculations are shown below:

	Three Months Ended June 30,
	2012	2011
	(millions of dollars, except per share data)
Income (Numerator):
Net income from continuing operations	$62	$95
Net income (loss) from discontinued operations	—	(1)

Net income	$62	$94

Shares (Denominator) (in millions):
Weighted average shares outstanding for basic computation:
Average shares outstanding	228	226
Adjustment to shares outstanding	—	—

Weighted Average Shares Outstanding for Computation of Basic Earnings per Share of Common Stock	228	226
Net effect of potentially dilutive shares (a)	1	—

Weighted Average Shares Outstanding for Computation of Diluted Earnings per Share of Common Stock	229	226

Basic and Diluted Earnings per Share
Earnings per share of common stock from continuing operations	$0.27	$0.42
Earnings per share of common stock from discontinued operations	—	—

Basic and diluted earnings per share	$0.27	$0.42

(a)	The number of options to purchase shares of common stock that were excluded from the calculation of diluted EPS because they were anti-dilutive was zero and 14,900 for the three months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30,
	2012	2011
	(millions of dollars, except per share data)
Income (Numerator):
Net income from continuing operations	$130	$157
Net income from discontinued operations	—	1

Net income	$130	$158

Shares (Denominator) (in millions):
Weighted average shares outstanding for basic computation:
Average shares outstanding	228	226
Adjustment to shares outstanding	—	—

Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	228	226
Net effect of potentially dilutive shares (a)	1	—

Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	229	226

Basic and Diluted Earnings per Share
Earnings per share of common stock from continuing operations	$0.57	$0.69
Earnings per share of common stock from discontinued operations	—	0.01

Basic and diluted earnings per share	$0.57	$0.70

(a)	The number of options to purchase shares of common stock that were excluded from the calculation of diluted EPS because they were anti-dilutive was zero and 119,766 for the six months ended June 30, 2012 and 2011, respectively.

PEPCO HOLDINGS

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

The equity forward transaction had no initial fair value since it was entered into at the then market price of the common stock. PHI will not receive any proceeds from the sale of common stock until the equity forward transaction is settled, and at that time PHI will record the proceeds, if any, in equity. PHI concluded that the equity forward transaction was an equity instrument based on the accounting guidance in ASC 480 and ASC 815 and that it qualified for an exception from derivative accounting under ASC 815 because the forward sale transaction was indexed to its own stock. Currently, PHI anticipates settling the equity forward transaction through physical settlement during the fourth quarter of 2012.

At June 30, 2012, the equity forward transaction could have been settled with physical delivery of the shares to the forward counterparty in exchange for cash of $323 million. At June 30, 2012, the equity forward transaction could also have been cash settled, with delivery of cash of approximately $13 million to the forward counterparty, or net share settled with delivery of approximately 640,000 shares of common stock to the forward counterparty.

Prior to its settlement, the equity forward transaction will be reflected in PHI’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PHI’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the equity forward transaction less the number of shares that could be purchased by PHI in the market (based on the average market price during that reporting period) using the proceeds receivable upon settlement of the equity forward transaction (based on the adjusted forward sale price at the end of that reporting period). The excess number of shares is weighted for the portion of the reporting period in which the equity forward transaction is outstanding.

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

PEPCO HOLDINGS

For the three and six months ended June 30, 2012, the equity forward transaction did not have a material dilutive effect on PHI’s earnings per share.

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

ACE was ordered to enter into the SOCAs by the NJBPU, and under the SOCAs, ACE would receive or make payments to electric generation facilities based on i) the difference between the fixed price in the SOCAs and the price for capacity that clears PJM, and ii) ACE’s annual proportion of the total New Jersey load relative to the other EDCs in New Jersey, which is currently estimated to be approximately 15 percent. ACE began applying derivative accounting to two of its SOCAs as of June 30, 2012 because the generators cleared the 2015-2016 PJM capacity auction in May 2012. Changes in the fair value of the derivatives embedded in the SOCAs are deferred as regulatory assets or liabilities because the NJBPU has allowed full recovery from ACE’s distribution customers for all payments made by ACE and ACE’s distribution customers would be entitled to all payments received by ACE.

PHI also uses derivative instruments from time to time to mitigate the effects of fluctuating interest rates on debt issued in connection with the operation of its businesses. In June 2002, PHI entered into several treasury rate lock transactions in anticipation of the issuance of several series of fixed-rate debt commencing in August 2002. Upon issuance of the fixed rate-debt in August 2002, the treasury rate locks were terminated at a loss. The loss has been deferred in Accumulated Other Comprehensive Loss (AOCL) and is being recognized in income over the life of the debt issued as interest payments are made.

PEPCO HOLDINGS

The tables below identify the balance sheet location and fair values of derivative instruments as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
Balance Sheet Caption	Derivatives Designated as Hedging Instruments (a)	Other Derivative Instruments (b)	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$—	$5	$5	$4	$9
Derivative assets (non-current assets)	—	8	8	—	8

Total Derivative assets	—	13	13	4	17

Derivative liabilities (current liabilities)	(21)	(34)	(55)	37	(18)
Derivative liabilities (non-current liabilities)	(3)	(13)	(16)	6	(10)

Total Derivative liabilities	(24)	(47)	(71)	43	(28)

Net Derivative (liability) asset	$(24)	$(34)	$(58)	$47	$(11)

(a)	Amounts included in Derivatives Designated as Hedging Instruments primarily consist of derivatives that were designated as cash flow hedges prior to Pepco Energy Services’ election to discontinue cash flow hedge accounting for these derivatives.
(b)	Amounts included in Other Derivative Instruments include gains or losses on gas derivatives that are not accounted for as cash flow hedges subsequent to Pepco Energy Services’ election to discontinue cash flow hedge accounting.

	As of December 31, 2011
Balance Sheet Caption	Derivatives Designated as Hedging Instruments (a)	Other Derivative Instruments (b)	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$17	$6	$23	$(18)	$5
Derivative assets (non-current assets)	—	1	1	(1)	—

Total Derivative assets	17	7	24	(19)	5

Derivative liabilities (current liabilities)	(55)	(48)	(103)	77	(26)
Derivative liabilities (non-current liabilities)	(11)	(10)	(21)	15	(6)

Total Derivative liabilities	(66)	(58)	(124)	92	(32)

Net Derivative (liability) asset	$(49)	$(51)	$(100)	$73	$(27)

(a)	Amounts included in Derivatives Designated as Hedging Instruments primarily consist of derivatives that were designated as cash flow hedges prior to Pepco Energy Services’ election to discontinue cash flow hedge accounting for these derivatives.
(b)	Amounts included in Other Derivative Instruments include gains or losses on gas derivatives that are not accounted for as cash flow hedges subsequent to Pepco Energy Services’ election to discontinue cash flow hedge accounting.

PEPCO HOLDINGS

Under FASB guidance on the offsetting of balance sheet accounts (ASC 210-20), PHI offsets the fair value amounts recognized for derivative instruments and the fair value amounts recognized for related collateral positions executed with the same counterparty under master netting agreements. The amount of cash collateral that was offset against these derivative positions is as follows:

	June 30, 2012	December 31, 2011
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim (a)	$47	$73

(a)	Includes cash deposits on commodity brokerage accounts

As of June 30, 2012 and December 31, 2011, all PHI cash collateral pledged related to derivative instruments accounted for at fair value was entitled to offset under master netting agreements.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

Pepco Energy Services

For energy commodity contracts that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCL and is reclassified into income in the same period or periods during which the hedged transactions affect income. Gains and losses on the derivative that are related to hedge ineffectiveness or the forecasted hedged transaction being probable not to occur, are recognized in income. Pepco Energy Services has elected to no longer apply cash flow hedge accounting to certain of its electricity derivatives and all of its natural gas derivatives. Amounts included in AOCL for these cash flow hedges as of June 30, 2012 represent net losses on derivatives prior to the election to discontinue cash flow hedge accounting less amounts reclassified into income as the hedged transactions occur or because the hedged transactions were deemed probable not to occur. Gains or losses on these derivatives after the election to discontinue cash flow hedge accounting are recognized directly in income.

The cash flow hedge activity during the three and six months ended June 30, 2012 and 2011 is provided in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Amount of net pre-tax gain arising during the period included in accumulated other comprehensive loss	$—	$3	$—	$2

Amount of net pre-tax loss reclassified into income:
Effective portion:
Fuel and purchased energy expense	12	19	25	46
Ineffective portion:
Revenue	—	—	—	—

Total net pre-tax loss reclassified into income	12	19	25	46

Net pre-tax gain on commodity derivatives included in accumulated other comprehensive loss	$12	$22	$25	$48

PEPCO HOLDINGS

As of June 30, 2012 and December 31, 2011, Pepco Energy Services had the following types and quantities of outstanding energy commodity contracts employed as cash flow hedges of forecasted purchases and forecasted sales.

	Quantities
Commodity	June 30, 2012	December 31, 2011
Forecasted Purchases Hedges
Electricity (Megawatt hours (MWh))	3,360	614,560

Forecasted Sales Hedges
Electricity (MWh)	3,360	614,560

Power Delivery

All premiums paid and other transaction costs incurred as part of DPL’s natural gas hedging activity, in addition to all of DPL’s gains and losses related to hedging activities, are deferred under FASB guidance on regulated operations until recovered from customers based on the fuel adjustment clause approved by the DPSC. The following table indicates the net unrealized derivative losses arising during the period that were deferred as Regulatory assets and the net realized losses recognized in the consolidated statements of income (through Fuel and purchased energy expense) that were also deferred as Regulatory assets for the three and six months ended June 30, 2012 and 2011 associated with cash flow hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Net unrealized (loss) gain arising during the period	$—	$—	$—	$—
Net realized loss recognized during the period	—	(1)	—	(3)

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss

The tables below provide details regarding effective cash flow hedges included in PHI’s consolidated balance sheets as of June 30, 2012 and 2011. Cash flow hedges are marked to market on the consolidated balance sheets with corresponding adjustments to AOCL for effective cash flow hedges. As of June 30, 2012, $25 million of the losses in AOCL were associated with derivatives that Pepco Energy Services previously designated as cash flow hedges. Although Pepco Energy Services no longer designates these derivatives as cash flow hedges, gains or losses previously deferred in AOCL prior to the decision to discontinue cash flow hedge accounting will remain in AOCL until the hedged forecasted transaction occurs unless it is deemed probable that the hedged forecasted transaction will not occur. The data in the following tables indicate the cumulative net loss after-tax related to effective cash flow hedges by contract type included in AOCL, the portion of AOCL expected to be reclassified to income during the next 12 months, and the maximum hedge or deferral term:

	As of June 30, 2012
Contracts	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months	Maximum Term
	(millions of dollars)
Energy commodity (a)	$15	$13	23 months
Interest rate	10	1	242 months

Total	$25	$14

(a)	The unrealized derivative losses recorded in AOCL relate to forecasted physical natural gas and electricity purchases which are used to supply retail natural gas and electricity contracts that are in gain positions and subject to accrual accounting. Under accrual accounting, no asset is recorded on PHI’s consolidated balance sheet and the purchase cost is not recognized until the period of distribution.

PEPCO HOLDINGS

	As of June 30, 2011
Contracts	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months	Maximum Term
	(millions of dollars)
Energy commodity (a)	$49	$35	35 months
Interest rate	11	1	254 months

Total	$60	$36

(a)	The unrealized derivative losses recorded in AOCL relate to forecasted physical natural gas and electricity purchases which are used to supply retail natural gas and electricity contracts that are in gain positions and subject to accrual accounting. Under accrual accounting, no asset is recorded on PHI’s consolidated balance sheet and the purchase cost is not recognized until the period of distribution.

Other Derivative Activity

Pepco Energy Services

Pepco Energy Services holds certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the balance sheet with the gain or loss for changes in fair value recorded through Fuel and purchased energy expense.

For the three and six months ended June 30, 2012 and 2011, the amount of the derivative gain (loss) for Pepco Energy Services recognized in income is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Reclassification to realized on settlement of contracts	$7	$2	$17	$(2)
Unrealized mark-to-market gain (loss)	5	(5)	(5)	(5)

Total net gain (loss)	$12	$(3)	$12	$(7)

PEPCO HOLDINGS

As of June 30, 2012 and December 31, 2011, Pepco Energy Services had the following net outstanding commodity forward contract quantities and net position on derivatives that did not qualify for hedge accounting:

	June 30, 2012		December 31, 2011
Commodity	Quantity	Net Position	Quantity	Net Position
Financial transmission rights (MWh)	366,472	Long	267,480	Long
Electric capacity (MW–Days)	—	—	12,920	Long
Electric (MWh)	528,856	Long	788,280	Long
Natural gas (MMBtu)	9,474,741	Long	24,550,257	Long

Power Delivery

DPL and ACE have certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the consolidated balance sheets with the gain or loss for changes in fair value recorded in income. In accordance with FASB guidance on regulated operations, offsetting regulatory liabilities or regulatory assets are recorded on the consolidated balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause for DPL’s derivatives or the NJBPU order for ACE’s derivatives associated with the SOCAs. The following table indicates the net unrealized derivative losses arising during the period that were deferred as Regulatory assets and the net realized losses recognized in the consolidated statements of income (through Fuel and purchased energy expense) that were also deferred as Regulatory assets for the three and six months ended June 30, 2012 and 2011 associated with these derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Net unrealized loss arising during the period	$(1)	$(1)	$(5)	$(2)
Net realized loss recognized during the period	(4)	(4)	(11)	(11)

As of June 30, 2012 and December 31, 2011, the quantity and position of DPL’s net outstanding natural gas commodity forward contracts and ACE’s capacity derivatives associated with the SOCAs that did not qualify for hedge accounting were:

	June 30, 2012		December 31, 2011
Commodity	Quantity	Net Position	Quantity	Net Position
DPL – Natural gas (MMBtu)	2,966,600	Long	6,161,200	Long
ACE – Capacity (MWs)	180	Long	—	—

Contingent Credit Risk Features

The primary contracts used by Pepco Energy Services and Power Delivery for derivative transactions are entered into under the International Swaps and Derivatives Association Master Agreement (ISDA) or similar agreements that closely mirror the principal credit provisions of the ISDA. The ISDAs include a Credit

PEPCO HOLDINGS

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

The gross fair values of PHI’s derivative liabilities with credit risk-related contingent features as of June 30, 2012 and December 31, 2011, were $20 million and $54 million, respectively, before giving effect to offsetting transactions or collateral under master netting agreements. As of June 30, 2012, PHI had posted no cash collateral against its gross derivative liability, resulting in a net liability of $20 million. As of December 31, 2011, PHI had posted cash collateral of $1 million against its gross derivative liability, resulting in a net liability of $53 million. If PHI’s and DPL’s debt ratings had been downgraded below investment grade as of June 30, 2012 and December 31, 2011, PHI’s net settlement amounts, including both the fair value of its derivative liabilities and its normal purchase and normal sale contracts in loss positions, would have been approximately $72 million and $124 million, respectively, and PHI would have been required to post additional collateral with the counterparties of approximately $72 million and $123 million, respectively. The net settlement and additional collateral amounts reflect the effect of offsetting transactions under master netting agreements.

PHI’s primary source for posting cash collateral or letters of credit is its credit facility. At June 30, 2012 and December 31, 2011, the aggregate amount of cash plus borrowing capacity under the credit facility available to meet the future liquidity needs of PHI and its subsidiaries totaled $969 million and $994 million, respectively, of which $383 million and $283 million, respectively, was available to Pepco Energy Services.

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

PEPCO HOLDINGS

The following tables set forth, by level within the fair value hierarchy, PHI’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments (b)
Electricity (c)	$3	$—	$3	$—
Capacity (e)	8	—	—	8
Cash equivalents
Treasury fund	46	46	—	—
Executive deferred compensation plan assets
Money market funds	14	14	—	—
Life insurance contracts	62	—	43	19

	$133	$60	$46	$27

LIABILITIES
Derivative instruments (b)
Electricity (c)	$22	$—	$22	$—
Natural gas (d)	38	27	—	11
Capacity (e)	9	—	—	9
Executive deferred compensation plan liabilities
Life insurance contracts	27	—	27	—

	$96	$27	$49	$20

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the six months ended June 30, 2012.
(b)	The fair value of derivative assets and liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents wholesale electricity futures and swaps that are used mainly as part of Pepco Energy Services’ retail energy supply business.
(d)	Level 1 instruments represent wholesale gas futures and swaps that are used mainly as part of Pepco Energy Services’ retail energy supply business and level 3 instruments represent natural gas options purchased by DPL as part of a natural gas hedging program approved by the DPSC, as well as Pepco Energy Services physical basis contracts.
(e)	Represents derivatives associated with ACE SOCAs.

PEPCO HOLDINGS

	Fair Value Measurements at December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Cash equivalents
Treasury fund	$114	$114	$—	$—
Executive deferred compensation plan assets
Money market funds	18	18	—	—
Life insurance contracts	60	—	43	17

	$192	$132	$43	$17

LIABILITIES
Derivative instruments (b)
Electricity (c)	$32	$—	$32	$—
Natural gas (d)	67	50	—	17
Capacity	1	—	1	—
Executive deferred compensation plan liabilities
Life insurance contracts	28	—	28	—

	$128	$50	$61	$17

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2011.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents wholesale electricity futures and swaps that are used mainly as part of Pepco Energy Service’s retail energy supply business.
(d)	Level 1 instruments represent wholesale gas futures and swaps that are used mainly as part of Pepco Energy Services’ retail energy supply business and level 3 instruments represent natural gas options purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

PEPCO HOLDINGS

PHI’s level 2 derivative instruments primarily consist of electricity derivatives at June 30, 2012. Level 2 power swaps are provided by a pricing service that uses liquid trading hub prices or liquid hub prices plus a congestion adder to estimate the fair value at zonal locations within trading hubs.

Executive deferred compensation plan assets consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of June 30, 2012. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

The value of certain employment agreement obligations is derived using a discounted cash flow valuation technique. The discounted cash flow calculations are based on a known and certain stream of payments to be made over time that are discounted to determine their net present value. The primary variable input, the discount rate, is based on market-corroborated and observable published rates. These obligations have been classified as level 2 within the fair value hierarchy because the payment streams represent contractually known and certain amounts and the discount rate is based on published, observable data.

Level 3 – Pricing inputs that are significant and generally less observable than those from objective sources. Level 3 includes those financial instruments that are valued using models or other valuation methodologies.

Derivative instruments categorized as level 3 include natural gas options used by DPL as part of a natural gas hedging program approved by the DPSC, natural gas physical basis contracts held by Pepco Energy Services, and capacity under the SOCAs entered into by ACE:

•

DPL applies a Black-Scholes model to value its options with inputs, such as the forward price curves, contract prices, contract volumes, the risk-free rate and the implied volatility factors, that are based on a range of historical NYMEX option prices. DPL maintains valuation policies and procedures and reviews the validity and relevance of the inputs used to estimate the fair value of its options.

•

The natural gas physical basis contracts held by Pepco Energy Services are valued using liquid hub prices plus a congestion adder. The congestion adder is an internally derived adder based on historical data and experience. Pepco Energy Services obtains the liquid hub prices from a third party and reviews the valuation methodologies, inputs, and reasonableness of the congestion adder on a quarterly basis.

•

ACE used a discounted cash flow methodology to estimate the fair value of the capacity derivatives embedded in the SOCAs. ACE utilized an external consulting firm to estimate annual zonal PJM capacity prices through the 2030-2031 auction. The capacity price forecast was based on various assumptions that impact the cost of constructing new generation facilities, including zonal load forecasts, zonal fuel and energy prices, generation capacity and transmission planning, and environmental legislation and regulation. ACE reviewed the assumptions and resulting capacity price forecast for reasonableness. ACE used the capacity price forecast to estimate future cash flows. A significant change in the forecasted prices would have a significant impact on the estimated fair value of the SOCAs. ACE employed a discount rate reflective of the estimated weighted average cost of capital for merchant generation companies since payments under the SOCAs are contingent on providing generation capacity.

The table below summarizes the primary unobservable inputs used to determine the fair value of PHI’s level 3 instruments and the range of values that could be used for those inputs as of June 30, 2012:

Type of Instrument	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range
	(millions of dollars)
Natural gas options	$(10)	Option model	Volatility factor	0.69 - 2.78
Capacity contracts, net	(1)	Discounted cash flow	Discount rate	5% - 9%
Natural gas physical basis contracts	(1)	Market comparable	Congestion adder	$(0.04) - $0.72

Total	$(12)

PEPCO HOLDINGS

PHI used values within these ranges as part of its fair value estimates. A significant change in any of the unobservable inputs within these ranges would have an insignificant impact on the reported fair value as of June 30, 2012.

Executive deferred compensation plan assets and liabilities include certain life insurance policies that are valued using the cash surrender value of the policies, net of loans against those policies. The cash surrender values do not represent a quoted price in an active market; therefore, those inputs are unobservable and the policies are categorized as level 3. Cash surrender values are provided by third parties and reviewed by PHI for reasonableness.

Reconciliations of the beginning and ending balances of PHI’s fair value measurements using significant unobservable inputs (level 3) for the six months ended June 30, 2012 and 2011 are shown below:

	Six Months Ended June 30, 2012
	Natural Gas	Life Insurance Contracts	Capacity
	(millions of dollars)
Beginning balance as of January 1	$(17)	$17	$—
Total gains (losses) (realized and unrealized):
Included in income	—	2	—
Included in accumulated other comprehensive loss	—	—	—
Included in regulatory assets	(3)	—	(1)
Purchases	—	—	—
Issuances	—	—	—
Settlements	9	—	—
Transfers in (out) of level 3	—	—	—

Ending balance as of June 30	$(11)	$19	$(1)

	Six Months Ended June 30, 2011
	Natural Gas	Life Insurance Contracts
	(millions of dollars)
Beginning balance as of January 1	$(23)	$19
Total gains (losses) (realized and unrealized):
Included in income	—	5
Included in accumulated other comprehensive loss	—	—
Included in regulatory assets	(2)	—
Purchases	—	—
Issuances	—	(1)
Settlements	8	(4)
Transfers in (out) of level 3	(4)	—

Ending balance as of June 30	$(21)	$19

PEPCO HOLDINGS

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other income or Other operation and maintenance expense for the periods below were as follows:

	Six Months Ended June 30,
	2012	2011
	(millions of dollars)
Total net gains included in income for the period	$2	$5

Change in unrealized gains relating to assets still held at reporting date	$2	$2

Other Financial Instruments

The estimated fair values of PHI’s debt instruments that are measured at amortized cost in PHI’s consolidated financial statements and the associated level of the estimates within the fair value hierarchy as of June 30, 2012 are shown in the table below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

PEPCO HOLDINGS

	Fair Value Measurements at June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$5,040	$1,841	$2,712	$487
Transition Bonds issued by ACE Funding (b)	362	—	362	—
Long-term project funding	14	—	—	14

	$5,416	$1,841	$3,074	$501

(a)	The carrying amount for Long-term debt is $4,213 million as of June 30, 2012.
(b)	The carrying amount for Transition Bonds issued by ACE Funding, including amounts due within one year, is $314 million as of June 30, 2012.

The estimated fair values of PHI’s debt instruments at December 31, 2011 are shown below:

	December 31, 2011
	Carrying Amount	Fair Value
	(millions of dollars)
Long-term debt	$3,867	$4,577
Transition Bonds issued by ACE Funding	332	380
Long-term project funding	15	15

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

Environmental Matters

PHI, through its subsidiaries, is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and

PEPCO HOLDINGS

hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of PHI’s utility subsidiaries, environmental clean-up costs incurred by Pepco, DPL and ACE generally are included by each company in its respective cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of PHI and its subsidiaries described below at June 30, 2012 are summarized as follows:

		Legacy Generation
	Transmission and Distribution	Regulated	Non-Regulated	Other	Total
	(millions of dollars)
Beginning balance as of January 1	$15	$8	$10	$2	$35
Accruals	—	—	—	—	—
Payments	—	(1)	—	—	(1)

Ending balance as of June 30	15	7	10	2	34
Less amounts in Other current liabilities	2	2	—	2	6

Amounts in Other deferred credits	$13	$5	$10	$—	$28

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

On September 14, 2011, PHI received a request for data from the U.S. Environmental Protection Agency (EPA) regarding operations at the Deepwater generating facility in New Jersey (which was included in the sale to Calpine) between February 2004 and July 1, 2010, to demonstrate compliance with the Clean Air Act’s new source review permitting program. PHI responded to the data request. Under the terms of the Calpine sale, PHI is obligated to indemnify Calpine for any failure of PHI, on or prior to the closing date of the sale, to comply with environmental laws attributable to the construction of new, or modification of existing, sources of air emissions. At this time, PHI does not expect this inquiry to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

PEPCO HOLDINGS

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

Peck Iron and Metal Site

EPA informed Pepco in a May 2009 letter that Pepco may be a PRP under CERCLA with respect to the cleanup of the Peck Iron and Metal site in Portsmouth, Virginia, and for costs EPA has incurred in cleaning up the site. The EPA letter states that Peck Iron and Metal purchased, processed, stored and shipped metal scrap from military bases, governmental agencies and businesses and that Peck’s metal scrap operations resulted in the improper storage and disposal of hazardous substances. EPA bases its allegation that Pepco arranged for disposal or treatment of hazardous substances sent to the site on information provided by former Peck Iron and Metal personnel, who informed EPA that Pepco was a customer at the site. Pepco has advised EPA by letter that its records show no evidence of any sale of scrap metal by Pepco to the site. Even if EPA has such records and such sales did occur, Pepco believes that any such scrap metal sales may be entitled to the recyclable material exemption from CERCLA liability. In a Federal Register notice published on November 4, 2009, EPA placed the Peck Iron and Metal site on the National Priorities List. The National Priorities List, among other things, serves as a guide to EPA in determining which sites warrant further investigation to assess the nature and extent of the human health and environmental risks associated with a site. In September 2011, EPA initiated a remedial investigation/feasibility study (RI/FS) using federal funds. Pepco cannot at this time estimate an amount or range of reasonably possible loss associated with the RI/FS, any remediation activities to be performed at the site or any other costs that EPA might seek to impose on Pepco.

PEPCO HOLDINGS

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including ACE, DPL and Pepco with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including ACE, DPL and Pepco) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. Although PHI cannot at this time estimate an amount or range of reasonably possible losses to which it may be exposed, PHI does not believe that any of its three utility subsidiaries had extensive business transactions, if any, with the Ward Transformer site and therefore, costs incurred to resolve this matter are not expected to be material.

Benning Road Site

In September 2010, PHI received a letter from EPA stating that EPA and the District of Columbia Department of the Environment (DDOE) have identified the Benning Road location, consisting of a transmission and distribution facility operated by Pepco and a generation facility operated by Pepco Energy Services, as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. The letter stated that the principal contaminants of concern are polychlorinated biphenyls and polycyclic aromatic hydrocarbons. In January 2011, Pepco and Pepco Energy Services entered into a proposed consent decree with DDOE that requires Pepco and Pepco Energy Services to conduct a RI/FS for the Benning Road site and an approximately 10-15 acre portion of the adjacent Anacostia River. The RI/FS will form the basis for DDOE’s selection of a remedial action for the Benning Road site and for the Anacostia River sediment associated with the site. The consent decree does not obligate Pepco or Pepco Energy Services to pay for or perform any remediation work, but it is anticipated that DDOE will look to the companies to assume responsibility for cleanup of any conditions in the river that are determined to be attributable to past activities at the Benning Road site. On December 1, 2011, the U.S. District Court approved the consent decree. The order entering the consent decree requires the parties to submit a written status report to the District Court on May 24, 2013 regarding the implementation of the requirements of the consent decree and any related plans for remediation. In addition, if the RI/FS has not been completed by May 24, 2013, the status report must provide an explanation and a showing of good cause for why the work has not been completed.

Pepco and Pepco Energy Services anticipate that a RI/FS work plan will be approved by the DDOE during the fall of 2012, at which time the RI/FS field work will commence.

The remediation costs accrued for this matter are included in the table above under the columns entitled Transmission and Distribution, Legacy Generation – Regulated, and Legacy Generation – Non-Regulated.

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

PEPCO HOLDINGS

Potomac River Mineral Oil Release

In January 2011, a coupling failure on a transformer cooler pipe resulted in a release of non-toxic mineral oil at Pepco’s Potomac River substation in Alexandria, Virginia. An overflow of an underground secondary containment reservoir resulted in approximately 4,500 gallons of mineral oil flowing into the Potomac River.

The release falls within the regulatory jurisdiction of multiple federal and state agencies. Beginning in March 2011, DDOE issued a series of compliance directives requiring Pepco to prepare an incident report, provide certain records, and prepare and implement plans for sampling surface water and river sediments and assessing ecological risks and natural resources damages. Pepco completed field sampling during the fourth quarter of 2011 and submitted sampling results to DDOE during the second quarter of 2012. Initial discussions with DDOE indicate that additional monitoring of shoreline sediments may be required.

In June 2012, Pepco commenced discussions with DDOE regarding a possible consent decree that would resolve DDOE’s threatened claims for civil penalties for alleged violation of the District’s Water Pollution Control Law, as well as for damages to natural resources. Based on these initial discussions, PHI and Pepco do not believe that the resolution of these claims will have a material adverse effect on their respective financial condition, results of operations or cash flows.

In March 2011, the Virginia Department of Environmental Quality (VADEQ) requested documentation regarding the release and the preparation of an emergency response report, which Pepco submitted to the agency in April 2011. In March 2011, Pepco received a notice of violation from VADEQ and in December 2011, VADEQ executed a consent agreement that had been executed by Pepco in August 2011, pursuant to which Pepco paid a civil penalty of approximately $40,000. The U.S. Coast Guard assessed a $5,000 penalty against Pepco for the release of oil into the waters of the United States, which Pepco has paid.

During March 2011, EPA conducted an inspection of the Potomac River substation to review compliance with federal regulations regarding Spill Prevention, Control, and Countermeasure (SPCC) plans for facilities using oil-containing equipment in proximity to surface waters. As a result, EPA identified several potential violations of the SPCC regulations relating to SPCC plan content, recordkeeping, and secondary containment. As a result of the oil release, Pepco submitted a revised SPCC plan to EPA in August 2011 and implemented certain interim operational changes to the secondary containment systems at the facility which involve pumping accumulated storm water to an aboveground holding tank for off-site disposal. In December 2011, Pepco completed the installation of a treatment system designed to allow automatic discharge of accumulated storm water from the secondary containment system. Pepco currently is seeking DDOE’s and EPA’s approval to commence operation of the new system and, after receiving such approval, will submit a further revised SPCC plan to EPA. In the meantime, Pepco is continuing to use the above ground holding tank to manage storm water from the secondary containment system. On April 19, 2012, EPA advised Pepco that it is not seeking civil penalties at this time for alleged non-compliance with SPCC regulations.

The amounts accrued for these matters are included in the table above under the column entitled Transmission and Distribution.

PHI’s Cross-Border Energy Lease Investments

PCI has entered seven cross-border energy lease investments involving public utility assets (primarily consisting of hydroelectric generation and coal-fired electric generation facilities and natural gas distribution networks) located outside of the United States. Each of these investments is comprised of multiple leases and each investment is structured as a sale and leaseback transaction commonly referred to by the IRS as a sale-in, lease-out, or SILO transaction. PHI current annual tax benefits from these lease investments are approximately $48 million. As of June 30, 2012, the book value of PHI’s investment in its cross-border energy lease investments was approximately $1.4 billion. After taking into consideration the $74 million paid with the 2001-2002 audit (as discussed below), the net federal and state tax benefits received for the remaining leases from January 1, 2001, the earliest year that remains open to audit, to June 30, 2012, has been approximately $534 million.

PEPCO HOLDINGS

Since 2005, PHI’s cross-border energy lease investments have been under examination by the IRS as part of the PHI federal income tax audits. In connection with the audit of PHI’s 2001-2002 and 2003-2005 income tax returns, respectively, the IRS disallowed the depreciation and interest deductions in excess of rental income claimed by PHI with respect to each of its cross-border energy lease investments. In addition, the IRS has sought to recharacterize each of the leases as a loan transaction as to which PHI would be subject to original issue discount income. PHI disagreed with the IRS’ proposed adjustments and filed protests of these findings with the Office of Appeals of the IRS. In November 2010, PHI entered into a settlement agreement with the IRS for the 2001 and 2002 tax years and subsequently filed refund claims in July 2011 for the disallowed tax deductions relating to the leases for these years. In January 2011, as part of this settlement, PHI paid $74 million of additional tax for 2001 and 2002, penalties of $1 million, and $28 million in interest associated with the disallowed deductions. Since the July 2011 claim for refund was not approved by the IRS within the statutory six-month period, in January 2012 PHI filed complaints in the U.S. Court of Federal Claims seeking recovery of the tax payment, interest and penalties. Absent a settlement, this litigation against the IRS may take several years to resolve. The 2003-2005 income tax return review continues to be in process with the IRS Office of Appeals and at present, is not a part of the U.S. Court of Federal Claims litigation discussed above.

In the event that the IRS were to be successful in disallowing 100% of the tax benefits associated with these lease investments and recharacterizing these lease investments as loans, PHI estimates that, as of June 30, 2012, it would be obligated to pay approximately $674 million in additional federal and state taxes and $132 million of interest on the remaining leases. The $806 million in additional federal and state taxes and interest is net of the $74 million tax payment made in January 2011. In addition, the IRS could require PHI to pay a penalty of up to 20% on the amount of additional taxes due.

PHI anticipates that any additional taxes that it would be required to pay as a result of the disallowance of prior deductions or a re-characterization of the leases as loans would be recoverable in the form of lower taxes over the remaining terms of the affected leases. Moreover, the entire amount of any additional federal and state tax would not be due immediately, but rather, the federal and state taxes would be payable when the open audit years are closed and PHI amends subsequent tax returns not then under audit. To mitigate the taxes due in the event of a total disallowance of tax benefits, PHI could elect to liquidate all or a portion of its remaining cross-border energy lease investments, which PHI estimates could be accomplished over a period of six months to one year. Based on current market values, PHI estimates that liquidation of the remaining portfolio would generate sufficient cash proceeds to cover the estimated $806 million in federal and state taxes and interest due as of June 30, 2012, in the event of a total disallowance of tax benefits and a recharacterization of the leases as loans. If payments of additional taxes and interest preceded the receipt of liquidation proceeds, the payments would be funded by currently available sources of liquidity.

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

PEPCO HOLDINGS

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

PHI and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations that they have entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

As of June 30, 2012, PHI and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, energy procurement obligations, and other commitments and obligations. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	Pepco	DPL	ACE	Total
Energy procurement obligations of Pepco Energy Services (a)	$121	$—	$—	$—	$121
Guarantees associated with disposal of Conectiv Energy assets (b)	13	—	—	—	13
Guaranteed lease residual values (c)	2	4	6	3	15

Total	$136	$4	$6	$3	$149

(a)	PHI has contractual commitments for performance and related payments of Pepco Energy Services to counterparties under routine energy sales and procurement obligations.
(b)	Represents guarantees by PHI of Conectiv Energy’s derivatives portfolio transferred in connection with the disposition of Conectiv Energy’s wholesale business. The derivative portfolio guarantee is currently $13 million and covers Conectiv Energy’s performance prior to the assignment. This guarantee will remain in effect until the end of 2015.
(c)	Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The maximum lease term associated with these assets ranges from 3 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $48 million, $9 million of which is a guaranty by PHI, $13 million by Pepco, $16 million by DPL and $10 million by ACE. The minimum lease term associated with these assets ranges from 1 to 4 years. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

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

PEPCO HOLDINGS

Energy Services Performance and Construction Contracts

Pepco Energy Services has a diverse portfolio of energy services performance contracts that are associated with the installation of energy savings equipment or combined heat and power facilities for federal, state and local government customers. As part of the energy savings contracts, Pepco Energy Services typically guarantees that the equipment or systems installed by Pepco Energy Services will generate a specified amount of energy savings on an annual basis over a multi-year period. As of June 30, 2012, Pepco Energy Services’ energy savings guarantees on both completed projects and projects under construction totaled $439 million over the life of the performance contracts with the longest remaining term being 15 years. On an annual basis, Pepco Energy Services undertakes a measurement and verification process to determine the amount of energy savings for the year and whether there is any shortfall in the annual energy savings compared to the guaranteed amount. As of June 30, 2012, Pepco Energy Services had performance guarantee contracts associated with the production at its combined heat and power facilities on both completed projects and projects under construction totaling $15 million over the life of the contracts, with the longest remaining term being 20 years. Pepco Energy Services recognizes a liability for the value of the estimated energy savings or production shortfalls when it is probable that the guaranteed amounts will not be achieved and the amount is reasonably estimable. As of June 30, 2012, Pepco Energy Services did not have an accrued liability for energy savings or combined heat and power performance contracts. There was no significant change in the type of contracts issued for the three and six months ended June 30, 2012. Based on its historical experience, Pepco Energy Services believes the probability of incurring a material loss under its energy savings or combined heat and power performance contracts is remote.

From time to time, PHI is required to guarantee the obligations of Pepco Energy Services under certain of its energy efficiency and combined heat and power contracts. At June 30, 2012, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $147 million.

Dividends

On July 26, 2012, Pepco Holdings’ Board of Directors declared a dividend on common stock of 27 cents per share payable September 28, 2012, to stockholders of record on September 10, 2012.

(16) ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Pepco Holdings’ AOCL relating to continuing operations are as follows. For additional information, see the consolidated statements of comprehensive income.

	Commodity Derivatives	Treasury Lock	Pension and Other Postretirement Benefit Plans	Total
	(millions of dollars)
Balance, December 31, 2011	$(29)	$(10)	$(24)	$(63)
Change in period	8	—	—	8

Balance, March 31, 2012	(21)	(10)	(24)	(55)
Change in period	6	—	(2)	4

Balance, June 30, 2012	$(15)	$(10)	$(26)	$(51)

The income tax expense for each component of Pepco Holdings’ other comprehensive income is as follows:

	Commodity Derivatives	Treasury Lock (a)	Pension and Other Postretirement Benefit Plans (a)	Total
	(millions of dollars)
For the three months ended June 30, 2012 (b)	$6	$—	$(4)	$2
For the three months ended June 30, 2011 (b)	9	—	(2)	7
For the six months ended June 30, 2012 (c)	$11	$—	$(3)	$8
For the six months ended June 30, 2011 (c)	19	—	(1)	18

(a)	No material income tax effect of losses reclassified to income in the current periods.

PEPCO HOLDINGS

(b)	Includes tax expense for losses reclassified to income during the three months ended June 30, 2012 and 2011 of $6 million and $9 million, respectively.
(c)	Includes tax expense for losses reclassified to income during the six months ended June 30, 2012 and 2011 of $11 million and $20 million, respectively.

(17) DISCONTINUED OPERATIONS

In April 2010, the Board of Directors approved a plan for the disposition of PHI’s competitive wholesale power generation, marketing and supply business, which had been conducted through Conectiv Energy. On July 1, 2010, PHI completed the sale of Conectiv Energy’s wholesale power generation business to Calpine. The disposition of all of Conectiv Energy’s remaining assets and businesses, consisting of its load service supply contracts, energy hedging portfolio, certain tolling agreements and other assets not included in the Calpine sale is complete.

Loss from discontinued operations, net of income taxes, for the three months ended June 30, 2012 and 2011, was zero and $1 million, respectively. Income from discontinued operations, net of income taxes, for the six months ended June 30, 2012 and 2011, was zero and $1 million, respectively.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Operating Revenue	$456	$506	$921	$1,040

Operating Expenses
Purchased energy	160	218	345	473
Other operation and maintenance	101	100	204	202
Depreciation and amortization	48	42	95	84
Other taxes	92	94	182	186

Total Operating Expenses	401	454	826	945

Operating Income	55	52	95	95

Other Income (Expenses)
Interest expense	(24)	(22)	(49)	(46)
Other income	4	4	8	10

Total Other Expenses	(20)	(18)	(41)	(36)

Income Before Income Tax Expense	35	34	54	59
Income Tax Expense	8	2	3	9

Net Income	$27	$32	$51	$50

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(millions of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7	$12
Accounts receivable, less allowance for uncollectible accounts of $15 million and $18 million, respectively	331	339
Inventories	61	50
Prepayments of income taxes	6	7
Income taxes receivable	31	31
Prepaid expenses and other	19	32

Total Current Assets	455	471

INVESTMENTS AND OTHER ASSETS
Regulatory assets	355	299
Prepaid pension expense	364	289
Investment in trust	30	31
Income taxes receivable	103	24
Assets and accrued interest related to uncertain tax positions	6	—
Other	60	55

Total Investments and Other Assets	918	698

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,790	6,578
Accumulated depreciation	(2,726)	(2,704)

Net Property, Plant and Equipment	4,064	3,874

TOTAL ASSETS	$5,437	$5,043

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(millions of dollars, except shares)
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term debt	$108	$74
Accounts payable and accrued liabilities	217	209
Accounts payable due to associated companies	59	57
Capital lease obligations due within one year	12	8
Taxes accrued	54	63
Interest accrued	17	17
Other	108	110

Total Current Liabilities	575	538

DEFERRED CREDITS
Regulatory liabilities	169	169
Deferred income taxes, net	1,180	1,039
Investment tax credits	4	5
Other postretirement benefit obligations	67	66
Liabilities and accrued interest related to uncertain tax positions	3	38
Other	65	68

Total Deferred Credits	1,488	1,385

LONG-TERM LIABILITIES
Long-term debt	1,701	1,540
Capital lease obligations	70	78

Total Long-Term Liabilities	1,771	1,618

COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 100 shares outstanding	—	—
Premium on stock and other capital contributions	755	705
Retained earnings	848	797

Total Equity	1,603	1,502

TOTAL LIABILITIES AND EQUITY	$5,437	$5,043

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$51	$50
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	95	84
Deferred income taxes	127	17
Changes in:
Accounts receivable	4	(9)
Inventories	(11)	—
Prepaid expenses	14	14
Regulatory assets and liabilities, net	(34)	(1)
Accounts payable and accrued liabilities	(2)	(8)
Prepaid pension expense	11	9
Pension contributions	(85)	(40)
Income tax-related prepayments, receivables and payables	(129)	62
Other assets and liabilities	(5)	(6)

Net Cash From Operating Activities	36	172

INVESTING ACTIVITIES
Investment in property, plant and equipment	(306)	(205)
Department of Energy capital reimbursement awards received	21	14
Net other investing activities	3	(6)

Net Cash Used By Investing Activities	(282)	(197)

FINANCING ACTIVITIES
Capital contribution from Parent	50	—
Issuances of long-term debt	200	—
Reacquisitions of long-term debt	(38)	—
Issuances of short-term debt, net	34	—
Cost of issuances	(4)	—
Net other financing activities	(1)	(5)

Net Cash From (Used By) Financing Activities	241	(5)

Net Decrease in Cash and Cash Equivalents	(5)	(30)
Cash and Cash Equivalents at Beginning of Period	12	88

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7	$58

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for income taxes (includes payments to (from) PHI for federal income taxes)	$1	$(71)

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
BALANCE, DECEMBER 31, 2011	100	$—	$705	$797	$1,502
Net income	—	—	—	24	24

BALANCE, MARCH 31, 2012	100	—	705	821	1,526
Net income	—	—	—	27	27
Capital contribution from Parent	—	—	50	—	50

BALANCE, JUNE 30, 2012	100	$—	$755	$848	$1,603

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

Pepco’s unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco’s annual report on Form 10-K for the year ended December 31, 2011, as amended to include the executive compensation and other information required by Part III of Form 10-K (which information originally had been omitted as permitted by that form). In the opinion of Pepco’s management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly Pepco’s financial condition as of June 30, 2012, in accordance with GAAP. The year-end December 31, 2011 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and six months ended June 30, 2012 may not be indicative of results that will be realized for the full year ending December 31, 2012.

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

Storm Restoration Costs

On June 29, 2012, the respective service territories of Pepco were affected by a rapidly moving thunderstorm with hurricane-force winds, known as a “derecho,” which resulted in widespread customer outages in each of the service territories. The derecho caused extensive damage to Pepco’s electric transmission and distribution systems. Storm restoration activity commenced immediately following the storm and continued into July 2012, with the majority of the incremental storm restoration costs occurring after the end of the second quarter of 2012.

PEPCO

Total incremental storm restoration costs incurred by Pepco through June 30, 2012 were $1.6 million, with $1.0 million incurred for repair work and $0.6 million incurred as capital expenditures. Costs incurred for repair work of $0.8 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland, and $0.2 million was charged to Other operation and maintenance expense. All of these total incremental storm restoration costs have been estimated for the cost of restoration services provided by outside contractors since the invoices for such services had not been received at June 30, 2012. Actual invoices may vary from these estimates.

The total incremental storm restoration costs of Pepco associated with the derecho are currently estimated to range between $39 million and $47 million. This range was developed using estimates of costs related to mutual assistance and contractor services, materials and supplies, and other expenses, and actual costs may vary from these estimates. A portion of the costs will be expensed with the balance being charged to capital. A portion of the costs expensed will be deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland. Pepco will be pursuing recovery of the incremental storm restoration costs during the next cycle of distribution base rate cases.

General and Auto Liability

During the second quarter of 2011, Pepco reduced its self-insurance reserves for general and auto liability claims by approximately $1 million, based on obtaining an actuarial estimate of the unpaid losses attributed to general and auto liability claims for Pepco at June 30, 2011.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco’s gross revenues were $86 million and $85 million for the three months ended June 30, 2012 and 2011, respectively, and $169 million and $171 million for the six months ended June 30, 2012 and 2011, respectively.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified in order to conform to the current period presentation. The following adjustments have been recorded and are not considered material either individually or in the aggregate:

Income Tax Expense Adjustments

In the second quarter of 2012, Pepco recorded an adjustment to reduce Income tax expense as a result of the reversal of interest expense erroneously recorded on certain effectively settled income tax positions in the first quarter of 2012. This adjustment resulted in a decrease to Income tax expense of $1 million for the three months ended June 30, 2012.

During the first quarter of 2011, Pepco recorded an adjustment to correct certain income tax errors related to prior periods associated with interest on uncertain tax positions. The adjustment resulted in an increase in Income tax expense of $1 million for the six months ended June 30, 2011.

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

PEPCO

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

None.

(5) SEGMENT INFORMATION

Pepco operates its business as one regulated utility segment, which includes all of its services as described above.

(6) REGULATORY MATTERS

Rate Proceedings

Over the last several years, Pepco has proposed in each of its jurisdictions the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. To date, a bill stabilization adjustment (BSA) has been approved and implemented for electric service in Maryland and for electric service in the District of Columbia. The Maryland Public Service Commission (MPSC) has issued an order requiring modification of the BSA in Maryland so that revenues lost as a result of major storm outages are not collected through the BSA if electric service is not restored to the pre-major storm levels within 24 hours of the start of a major storm (as discussed below). Under the BSA, customer distribution rates are subject to adjustment (through a credit or surcharge mechanism), depending on whether actual distribution revenue per customer exceeds or falls short of the revenue-per-customer amount approved by the applicable public service commission.

In an effort to reduce the shortfall in revenues due to the delay in time or lag between when costs are incurred and when they are reflected in rates (regulatory lag), Pepco has proposed in each of its jurisdictions, a reliability investment recovery mechanism (RIM) to recover reliability-related capital expenditures incurred between base rate cases. Through the RIM, Pepco in each year would collect through a surcharge the amount of its reliability-related capital expenditures based on its budget for that year. The budgeted amount would be reconciled with actual capital expenditures on an annual basis and any over-recovery or under-recovery would be reflected in the next year’s surcharge. The work undertaken pursuant to the RIM would be subject to a prudency review by the applicable state regulatory commission in the next base rate case or at more frequent intervals as determined by such commission. Pepco’s operation and maintenance costs and other capital expenditures would remain subject to recovery through the traditional ratemaking process. The status of these proposals is discussed below in connection with the discussions of Pepco’s electric distribution base rate proceedings.

Pepco also has requested, in each of its jurisdictions, public service commission approval of the use of fully forecasted test years in future rate cases. Traditionally, past test years with actual historical costs are used for ratemaking purposes; however, fully forecasted test years would be comprised of forward-looking costs. If approved, the use of such fully forecasted test years in lieu of historical test years would be more reflective of current costs and would mitigate the effects of regulatory lag. The status of these proposals is discussed below in connection with the discussions of Pepco’s electric distribution base rate proceedings.

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

PEPCO

Maryland

Pepco Electric Distribution Base Rates

On December 16, 2011, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $68.4 million (subsequently reduced by Pepco to $66.2 million), based on a requested ROE of 10.75%. The filing included a request for MPSC approval of a RIM and the use of fully forecasted test years in future Pepco rate cases. On July 20, 2012, the MPSC issued an order setting forth its decision authorizing an annual rate increase of approximately $18.1 million, based on an ROE of 9.31%. The MPSC also directed Pepco to reduce the amount of the rate increase by the annual costs of certain energy advisory programs and seek recovery of these annual costs through the Empower Maryland Program. This reduction is currently estimated at $1.5 million. The MPSC reduced Pepco’s depreciation rates, which are expected to lower annual depreciation and amortization expenses by an estimated $27.3 million. The order did not approve Pepco’s request to implement a RIM and did not endorse the use by Pepco of fully forecasted test years in future rate cases. The order authorizes Pepco to recover in rates over a five-year period $18.5 million of incremental storm restoration costs associated with major weather events in 2011, including $9.7 million of the $9.9 million of incremental storm restoration costs associated with Hurricane Irene that had been deferred previously as a regulatory asset by Pepco and $8.8 million of incremental storm restoration costs incurred by Pepco associated with a severe winter storm in the first quarter of 2011 that had been expensed previously through other operation and maintenance expense in 2011. The incremental storm restoration costs of $8.8 million will be reversed and deferred as a regulatory asset in the third quarter of 2012. The new revenue rates and lower depreciation rates were effective on July 20, 2012. Pepco is currently evaluating the MPSC order to determine what further actions, if any, it may seek to pursue.

Major Storm Damage Recovery Proceedings

In February 2011, the MPSC initiated proceedings involving Pepco and its affiliate Delmarva Power & Light Company (DPL), as well as unaffiliated utilities in Maryland, for the purpose of reviewing how the BSA operates to recover revenues lost as a result of major storm outages. On January 25, 2012, the MPSC issued an order modifying the BSA to prevent the Maryland utilities, including Pepco, from collecting lost utility revenue through the BSA if electric service is not restored to the pre-major storm levels within 24 hours of the start of a major storm (defined by the MPSC as a weather-related event during which more than the lesser of 10% or 100,000 of an electric utility’s customers have a sustained outage for more than 24 hours). The period for which the lost utility revenue may not be collected through the BSA commences 24 hours after the start of the major storm and continues until all major storm-related outages are restored. The MPSC stated that waivers permitting collection of BSA revenues would be granted in rare and extraordinary circumstances where a utility can show that an outage was not due to inadequate emphasis on reliability and restoration efforts were reasonable under the circumstances. A similar provision excluding revenues lost as a result of major storm outages from the calculation of future BSA adjustments also is included in the BSA for Pepco in the District of Columbia as approved by the DCPSC. The financial impact of service interruptions due to a major storm as a result of this MPSC order would generally depend on the scope and duration of the outages.

Maryland Public Service Commission New Generation Contract Requirement

On September 29, 2009, the MPSC initiated an investigation into whether the electric distribution companies (EDCs) in Maryland should be required to enter into long-term contracts with entities that construct, acquire or lease, and operate, new electric generation facilities in Maryland.

On April 12, 2012, the MPSC issued an order determining that there is a need for one new power plant in the range of 650 to 700 MW beginning in 2015. The order requires Pepco, DPL and Baltimore Gas and Electric Company (BG&E) to negotiate and enter into a contract with the winning bidder in amounts proportionate to their relative loads for the supply of electricity at regulated rates to their respective retail customers who do not elect to purchase electricity from a competitive supplier, otherwise known as standard offer service (SOS).

PEPCO

Under the contract, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with a commercial operation date of June 1, 2015. The order acknowledges certain of the EDCs’ concerns about the requirements of the contract and directs them to negotiate with the winning bidder and submit any proposed changes in the contract to the MPSC for approval. The order further specifies that the EDCs entering into the contract will recover the associated costs from their respective SOS customers through surcharges. Pepco is evaluating the impact of the order, and, at this time, cannot predict (i) the extent of the negative effect that the order and, once finalized, the contract for new generation, may have on Pepco’s balance sheets, as well as its credit metrics, as calculated by independent rating agencies that evaluate and rate Pepco and its debt issuances, (ii) the effect on Pepco’s ability to recover its associated costs of the contract for new generation if a significant number of SOS customers elect to buy their energy from alternative energy suppliers, and (iii) the effect of the order on the financial condition, results of operations and cash flows of Pepco. On April 27, 2012, a group of generators operating in the PJM Interconnection, LLC region filed a complaint in the United States District Court for the Northern District of Maryland challenging the MPSC’s order on the grounds that such order violated the commerce clause and the supremacy clause of the U.S. Constitution. On May 4, 2012, Pepco, DPL, BG&E and other parties filed notices of appeal in circuit courts in Maryland requesting judicial review of the MPSC’s order.

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS

Pepco accounts for its participation in its parent’s single-employer plans, Pepco Holdings’ non-contributory retirement plan (the PHI Retirement Plan) and the Pepco Holdings, Inc. Welfare Plan for Retirees, as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended June 30, 2012 and 2011, before intercompany allocations from the PHI Service Company, were $30 million and $19 million, respectively. Pepco’s allocated share was $9 million and $7 million, respectively, for the three months ended June 30, 2012 and 2011. PHI’s pension and other postretirement net periodic benefit cost for the six months ended June 30, 2012 and 2011, before intercompany allocations from the PHI Service Company, were $56 million and $46 million, respectively. Pepco’s allocated share was $20 million and $17 million, respectively, for the six months ended June 30, 2012 and 2011.

In the first quarter of 2012, Pepco made a discretionary tax-deductible contribution to the PHI Retirement Plan of $85 million. In the first quarter of 2011, Pepco made a discretionary tax-deductible contribution to the PHI Retirement Plan in the amount of $40 million.

(8) DEBT

Credit Facility

PHI, Pepco, DPL and Atlantic City Electric Company (ACE) maintain an unsecured syndicated credit facility to provide for their respective liquidity needs, including obtaining letters of credit, borrowing for general corporate purposes and supporting their commercial paper programs. On August 1, 2011, PHI, Pepco, DPL and ACE entered into an amended and restated credit agreement with respect to the facility, which among other changes, extended the expiration date of the facility to August 1, 2016. On August 2, 2012, the credit agreement was amended to extend the term of the credit facility to August 1, 2017 and to amend the pricing schedule to decrease certain fees and interest rates payable to the lenders under the facility.

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

PEPCO

the aggregate amount of credit used at any given time by (a) PHI may not exceed $1.25 billion and (b) each of Pepco, DPL or ACE may not exceed the lesser of $500 million and the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the sublimit reallocations may not exceed eight per year during the term of the facility.

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month London Interbank Offered Rate plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of June 30, 2012.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At June 30, 2012 and December 31, 2011, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $586 million and $711 million, respectively. Pepco’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by DPL and ACE and the portion of the total capacity being used by PHI.

Commercial Paper

Pepco maintains an on-going commercial paper program to address its short-term liquidity needs. As of June 30, 2012, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

Pepco had $108 million of commercial paper outstanding at June 30, 2012. The weighted average interest rate for commercial paper issued by Pepco during the six months ended June 30, 2012 was 0.41% and the weighted average maturity of all commercial paper issued by Pepco during the six months ended June 30, 2012 was four days.

Other Financing Activities

Bond Issuance

On April 4, 2012, Pepco issued $200 million of 3.05% first mortgage bonds due April 1, 2022. Net proceeds from the issuance of the long-term debt were primarily used (i) to repay Pepco’s outstanding commercial paper that was issued to temporarily fund capital expenditures and working capital, (ii) to fund the redemption, prior to maturity, of all of the $38.3 million outstanding of the 5.375% pollution control revenue refunding bonds due in 2024 issued by the Industrial Development Authority of the City of Alexandria, Virginia (IDA), on Pepco’s behalf and (iii) for general corporate purposes.

PEPCO

Bond Redemption

On April 30, 2012, all of the $38.3 million outstanding of the 5.375% pollution control revenue refunding bonds issued by IDA for Pepco’s benefit were redeemed as noted in the preceding paragraph. In connection with such redemption, Pepco redeemed all of the $38.3 million outstanding of its 5.375% first mortgage bonds due in 2024 that secured the obligations under such pollution control bonds.

(9) INCOME TAXES

A reconciliation of Pepco’s effective income tax rate is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
			(millions of dollars)
Income tax at Federal statutory rate	$12	35.0%	$12	35.0%	$19	35.0%	$21	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	2	5.6	2	4.7	3	5.7	3	4.6
Asset removal costs	(4)	(11.5)	(2)	(4.4)	(7)	(12.8)	(3)	(4.2)
Change in estimates and interest related to uncertain and effectively settled tax positions	(1)	(3.5)	(4)	(12.1)	(11)	(20.2)	(4)	(6.6)
Permanent differences related to deferred compensation funding	—	(0.9)	—	(1.2)	(1)	(0.9)	(2)	(2.5)
State tax benefit related to prior years’ asset dispositions	—	—	(4)	(12.4)	—	—	(4)	(7.1)
Other, net	(1)	(1.8)	(2)	(3.8)	—	(1.2)	(2)	(3.9)

Income tax expense	$8	22.9%	$2	5.8%	$3	5.6%	$9	15.3%

Three Months Ended June 30, 2012 and 2011

Pepco’s effective tax rates for the three months ended June 30, 2012 and 2011 were 22.9% and 5.8%, respectively. The increase in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions and refunds received on amended state tax returns in 2011 related to prior years’ asset dispositions.

In the second quarter of 2011, PHI reached a settlement with the Internal Revenue Service (IRS) with respect to interest due on its federal tax liabilities related to the tax years 1996 through 2002. In connection with this agreement, PHI reallocated certain amounts that have been on deposit with the IRS since 2006 among liabilities in the settlement years and subsequent years. Primarily related to the settlement and reallocations, Pepco recorded an additional tax benefit in the amount of $5 million (after-tax) in the second quarter of 2011.

Also in the second quarter of 2011, Pepco received refunds of approximately $5 million and recorded tax benefits of approximately $4 million (after-tax) related to the filing of amended state tax returns. These amended returns reduced state taxable income due to an increase in tax basis on certain prior years’ asset dispositions.

PEPCO

Six Months Ended June 30, 2012 and 2011

Pepco’s effective tax rates for the six months ended June 30, 2012 and 2011 were 5.6% and 15.3%, respectively. The decrease in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions, partially offset by the state tax benefit recorded in 2011 related to prior years’ asset dispositions. The effective rate was further decreased as a result of the increase in asset removal costs in 2012 primarily related to a higher level of asset retirements.

In the first quarter of 2012, Pepco recorded income tax benefits related to uncertain and effectively settled tax positions primarily due to the effective settlement with the IRS with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position.

In the second quarter of 2011, Pepco recorded a $5 million interest benefit from the reallocation of its deposits and a $4 million tax benefit related to the filing of amended state tax returns, as discussed above.

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

The following tables set forth, by level within the fair value hierarchy, Pepco’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

PEPCO

	Fair Value Measurements at June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Executive deferred compensation plan assets
Money market funds	$12	$12	$—	$—
Life insurance contracts	58	—	39	19

	$70	$12	$39	$19

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$9	$—	$9	$—

	$9	$—	$9	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the six months ended June 30, 2012.

	Fair Value Measurements at December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Executive deferred compensation plan assets
Money market funds	$12	$12	$—	$—
Life insurance contracts	57	—	40	17

	$69	$12	$40	$17

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$10	$—	$10	$—

	$10	$—	$10	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2011.

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

PEPCO

Executive deferred compensation plan assets consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of June 30, 2012. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

The value of certain employment agreement obligations is derived using a discounted cash flow valuation technique. The discounted cash flow calculations are based on a known and certain stream of payments to be made over time that are discounted to determine their net present value. The primary variable input, the discount rate, is based on market-corroborated and observable published rates. These obligations have been classified as level 2 within the fair value hierarchy because the payment streams represent contractually known and certain amounts and the discount rate is based on published, observable data.

Level 3 – Pricing inputs that are significant and generally less observable than those from objective sources. Level 3 includes those financial instruments that are valued using models or other valuation methodologies.

Executive deferred compensation plan assets and liabilities include certain life insurance policies that are valued using the cash surrender value of the policies, net of loans against those policies. The cash surrender values do not represent a quoted price in an active market; therefore, those inputs are unobservable and the policies are categorized as level 3. Cash surrender values are provided by third parties and reviewed by Pepco for reasonableness.

Reconciliations of the beginning and ending balances of Pepco’s fair value measurements using significant unobservable inputs (level 3) for the six months ended June 30, 2012 and 2011 are shown below:

	Life Insurance Contracts
	Six Months Ended June 30,
	2012	2011
	(millions of dollars)
Beginning balance as of January 1	$17	$18
Total gains (losses) (realized and unrealized):
Included in income	2	5
Included in accumulated other comprehensive loss	—	—
Purchases	—	—
Issuances	—	(1)
Settlements	—	(4)
Transfers in (out) of level 3	—	—

Ending balance as of June 30	$19	$18

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other operation and maintenance expense for the periods below were as follows:

	Six Months Ended June 30,
	2012	2011
	(millions of dollars)
Total gains included in income for the period	$2	$5

Change in unrealized gains relating to assets still held at reporting date	$2	$2

PEPCO

Other Financial Instruments

The estimated fair values of Pepco’s debt instruments that are measured at amortized cost in Pepco’s financial statements and the associated level of the estimates within the fair value hierarchy as of June 30, 2012 are shown in the table below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$2,163	$1,228	$935	$—

	$2,163	$1,228	$935	$—

(a)	The carrying amount for Long-term debt is $1,701 million as of June 30, 2012.

The estimated fair value of Pepco’s debt instruments at December 31, 2011 is shown below:

	December 31, 2011
	Carrying Amount	Fair Value
	(millions of dollars)
Long-term debt	$1,540	$1,943

The carrying amount of all other financial instruments in the accompanying financial statements approximate fair value.

PEPCO

(11) COMMITMENTS AND CONTINGENCIES

Environmental Matters

Pepco is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from Pepco’s customers, environmental clean-up costs incurred by Pepco generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of Pepco described below at June 30, 2012 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
		(millions of dollars)
Beginning balance as of January 1	$14	$4	$18
Accruals	—	—	—
Payments	—	(1)	(1)

Ending balance as of June 30	14	3	17
Less amounts in Other current liabilities	1	—	1

Amounts in Other deferred credits	$13	$3	$16

Peck Iron and Metal Site

The U.S. Environmental Protection Agency (EPA) informed Pepco in a May 2009 letter that Pepco may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) with respect to the cleanup of the Peck Iron and Metal site in Portsmouth, Virginia, and for costs EPA has incurred in cleaning up the site. The EPA letter states that Peck Iron and Metal purchased, processed, stored and shipped metal scrap from military bases, governmental agencies and businesses and that Peck’s metal scrap operations resulted in the improper storage and disposal of hazardous substances. EPA bases its allegation that Pepco arranged for disposal or treatment of hazardous substances sent to the site on information provided by former Peck Iron and Metal personnel, who informed EPA that Pepco was a customer at the site. Pepco has advised EPA by letter that its records show no evidence of any sale of scrap metal by Pepco to the site. Even if EPA has such records and such sales did occur, Pepco believes that any such scrap metal sales may be entitled to the recyclable material exemption from CERCLA liability. In a Federal Register notice published on November 4, 2009, EPA placed the Peck Iron and Metal site on the National Priorities List. The National Priorities List, among other things, serves as a guide to EPA in determining which sites warrant further investigation to assess the nature and extent of the human health and environmental risks associated with a site. In September 2011, EPA initiated a remedial investigation/feasibility study (RI/FS) using federal funds. Pepco cannot at this time estimate an amount or range of reasonably possible loss associated with the RI/FS, any remediation activities to be performed at the site or any other costs that EPA might seek to impose on Pepco.

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the

U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including Pepco with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including Pepco) filing summary judgment motions regarding liability. The case has been stayed as to the

PEPCO

remaining defendants pending rulings upon the test cases. Although Pepco cannot at this time estimate an amount or range of reasonably possible losses to which it may be exposed, Pepco does not believe that it had extensive business transactions, if any, with the Ward Transformer site and therefore, costs incurred to resolve this matter are not expected to be material.

Benning Road Site

In September 2010, PHI received a letter from EPA stating that EPA and the District of Columbia Department of the Environment (DDOE) have identified the Benning Road location, consisting of a transmission and distribution facility operated by Pepco and a generation facility operated by Pepco Energy Services, as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. The letter stated that the principal contaminants of concern are polychlorinated biphenyls and polycyclic aromatic hydrocarbons. In January 2011, Pepco and Pepco Energy Services entered into a proposed consent decree with DDOE that requires Pepco and Pepco Energy Services to conduct a RI/FS for the Benning Road site and an approximately 10-15 acre portion of the adjacent Anacostia River. The RI/FS will form the basis for DDOE’s selection of a remedial action for the Benning Road site and for the Anacostia River sediment associated with the site. The consent decree does not obligate Pepco or Pepco Energy Services to pay for or perform any remediation work, but it is anticipated that DDOE will look to the companies to assume responsibility for cleanup of any conditions in the river that are determined to be attributable to past activities at the Benning Road site. On December 1, 2011, the U.S. District Court approved the consent decree. The order entering the consent decree requires the parties to submit a written status report to the District Court on May 24, 2013 regarding the implementation of the requirements of the consent decree and any related plans for remediation. In addition, if the RI/FS has not been completed by May 24, 2013, the status report must provide an explanation and a showing of good cause for why the work has not been completed.

Pepco and Pepco Energy Services anticipate that a RI/FS work plan will be approved by the DDOE during the fall of 2012, at which time the RI/FS field work will commence.

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

The release falls within the regulatory jurisdiction of multiple federal and state agencies. Beginning in March 2011, DDOE issued a series of compliance directives requiring Pepco to prepare an incident report, provide certain records, and prepare and implement plans for sampling surface water and river sediments and assessing ecological risks and natural resources damages. Pepco completed field sampling during the fourth quarter of 2011 and submitted sampling results to DDOE during the second quarter of 2012. Initial discussions with DDOE indicate that additional monitoring of shoreline sediments may be required.

In June 2012, Pepco commenced discussions with DDOE regarding a possible consent decree that would resolve DDOE’s threatened claims for civil penalties for alleged violation of the District’s Water Pollution Control Law, as well as for damages to natural resources. Based on these initial discussions, PHI and Pepco do not believe that the resolution of these claims will have a material adverse effect on their respective financial condition, results of operations or cash flows.

In March 2011, the Virginia Department of Environmental Quality (VADEQ) requested documentation regarding the release and the preparation of an emergency response report, which Pepco submitted to the agency in April 2011. In March 2011, Pepco received a notice of violation from VADEQ and in December 2011, VADEQ executed a consent agreement that had been executed by Pepco in August 2011, pursuant to which Pepco paid a civil penalty of approximately $40,000. The U.S. Coast Guard assessed a $5,000 penalty against Pepco for the release of oil into the waters of the United States, which Pepco has paid.

PEPCO

During March 2011, EPA conducted an inspection of the Potomac River substation to review compliance with federal regulations regarding Spill Prevention, Control, and Countermeasure (SPCC) plans for facilities using oil-containing equipment in proximity to surface waters. As a result, EPA identified several potential violations of the SPCC regulations relating to SPCC plan content, recordkeeping, and secondary containment. As a result of the oil release, Pepco submitted a revised SPCC plan to EPA in August 2011 and implemented certain interim operational changes to the secondary containment systems at the facility which involve pumping accumulated storm water to an aboveground holding tank for off-site disposal. In December 2011, Pepco completed the installation of a treatment system designed to allow automatic discharge of accumulated storm water from the secondary containment system. Pepco currently is seeking DDOE’s and EPA’s approval to commence operation of the new system and, after receiving such approval, will submit a further revised SPCC plan to EPA. In the meantime, Pepco is continuing to use the above ground holding tank to manage storm water from the secondary containment system. On April 19, 2012, EPA advised Pepco that it is not seeking civil penalties at this time for alleged non-compliance with SPCC regulations.

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

(12) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to Pepco for the three months ended June 30, 2012 and 2011 were approximately $52 million and $43 million, respectively. PHI Service Company costs directly charged or allocated to Pepco for the six months ended June 30, 2012 and 2011 were approximately $103 million and $86 million, respectively.

Pepco Energy Services performs utility maintenance services, including services that are treated as capital costs, for Pepco. Amounts charged to Pepco by Pepco Energy Services for the three months ended June 30, 2012 and 2011 were approximately $6 million and $4 million, respectively. Amounts charged to Pepco by these companies for the six months ended June 30, 2012 and 2011 were approximately $10 million and $8 million, respectively.

PEPCO

As of June 30, 2012 and December 31, 2011, Pepco had the following balances on its balance sheets due to related parties:

	June 30, 2012	December 31, 2011
(Liability) Asset	(millions of dollars)
(Payable to) Receivable from Related Party (current) (a)
PHI Parent Company	$—	$15
PHI Service Company	(22)	(32)
Pepco Energy Services (b)	(37)	(40)

Total	$(59)	$(57)

(a)	Included in Accounts payable due to associated companies.
(b)	Pepco bills customers on behalf of Pepco Energy Services where customers have selected Pepco Energy Services as their alternative energy supplier or where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Operating Revenue
Electric	$235	$245	$494	$543
Natural gas	24	39	98	141

Total Operating Revenue	259	284	592	684

Operating Expenses
Purchased energy	122	145	265	327
Gas purchased	13	25	62	96
Other operation and maintenance	62	47	127	112
Depreciation and amortization	25	22	49	44
Other taxes	7	9	16	20

Total Operating Expenses	229	248	519	599

Operating Income	30	36	73	85

Other Income (Expenses)
Interest expense	(11)	(11)	(22)	(22)
Other income	3	2	6	4

Total Other Expenses	(8)	(9)	(16)	(18)

Income Before Income Tax Expense	22	27	57	67

Income Tax Expense	9	5	23	22

Net Income	$13	$22	$34	$45

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(millions of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25	$5
Accounts receivable, less allowance for uncollectible accounts of $10 million and $12 million, respectively	160	186
Inventories	50	44
Prepayments of income taxes	10	14
Income taxes receivable	10	11
Prepaid expenses and other	12	17

Total Current Assets	267	277

INVESTMENTS AND OTHER ASSETS
Goodwill	8	8
Regulatory assets	232	227
Prepaid pension expense	239	162
Assets and accrued interest related to uncertain tax positions	20	—
Other	13	23

Total Investments and Other Assets	512	420

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,314	3,188
Accumulated depreciation	(946)	(926)

Net Property, Plant and Equipment	2,368	2,262

TOTAL ASSETS	$3,147	$2,959

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(millions of dollars, except shares)
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term debt	$105	$152
Current portion of long-term debt	—	66
Accounts payable and accrued liabilities	93	92
Accounts payable due to associated companies	21	21
Taxes accrued	5	11
Interest accrued	9	6
Derivative liabilities	10	12
Other	61	59

Total Current Liabilities	304	419

DEFERRED CREDITS
Regulatory liabilities	292	297
Deferred income taxes, net	647	615
Investment tax credits	6	6
Other postretirement benefit obligations	23	22
Liabilities and accrued interest related to uncertain tax positions	—	9
Derivative liabilities	—	3
Other	41	37

Total Deferred Credits	1,009	989

LONG-TERM LIABILITIES
Long-term debt	948	699

COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY
Common stock, $2.25 par value, 1,000 shares authorized, 1,000 shares outstanding	—	—
Premium on stock and other capital contributions	347	347
Retained earnings	539	505

Total Equity	886	852

TOTAL LIABILITIES AND EQUITY	$3,147	$2,959

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$34	$45
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	49	44
Deferred income taxes	33	40
Changes in:
Accounts receivable	25	28
Inventories	(6)	1
Regulatory assets and liabilities, net	(23)	(5)
Accounts payable and accrued liabilities	6	(24)
Pension contributions	(85)	(40)
Income tax-related prepayments, receivables and payables	(12)	(25)
Other assets and liabilities	12	17

Net Cash From Operating Activities	33	81

INVESTING ACTIVITIES
Investment in property, plant and equipment	(145)	(99)
Net other investing activities	(2)	(1)

Net Cash Used By Investing Activities	(147)	(100)

FINANCING ACTIVITIES
Issuances of long-term debt	250	35
Reacquisitions of long-term debt	(66)	(35)
Repayments of short-term debt, net	(47)	—
Cost of issuances	(3)	—

Net Cash From Financing Activities	134	—

Net Increase (Decrease) in Cash and Cash Equivalents	20	(19)
Cash and Cash Equivalents at Beginning of Period	5	69

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25	$50

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash (received) paid for income taxes (includes payments (from) to PHI for federal income taxes)	$(3)	$8

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
BALANCE, DECEMBER 31, 2011	1,000	$—	$347	$505	$852
Net income	—	—	—	21	21

BALANCE, MARCH 31, 2012	1,000	—	347	526	873
Net income	—	—	—	13	13

BALANCE, JUNE 30, 2012	1,000	$—	$347	$539	$886

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

DPL’s unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL’s annual report on Form 10-K for the year ended December 31, 2011, as amended to include the executive compensation and other information required by Part III of Form 10-K (which information originally had been omitted as permitted by that form). In the opinion of DPL’s management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly DPL’s financial condition as of June 30, 2012, in accordance with GAAP. The year-end December 31, 2011 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and six months ended June 30, 2012 may not be indicative of DPL’s results that will be realized for the full year ending December 31, 2012.

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

Storm Restoration Costs

On June 29, 2012, the respective service territories of DPL were affected by a rapidly moving thunderstorm with hurricane-force winds, known as a “derecho,” which resulted in widespread customer outages in each of the service territories. The derecho caused extensive damage to DPL’s electric transmission and distribution systems. Storm restoration activity commenced immediately following the storm and continued into July 2012, with the majority of the incremental storm restoration costs occurring after the end of the second quarter of 2012.

DPL

Total incremental storm restoration costs incurred by DPL through June 30, 2012 were $0.5 million, with $0.3 million incurred for repair work and $0.2 million incurred as capital expenditures. Costs incurred for repair work of $0.2 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland, and $0.1 million was charged to Other operation and maintenance expense. All of these total incremental storm restoration costs have been estimated for the cost of restoration services provided by outside contractors since the invoices for such services had not been received at June 30, 2012. Actual invoices may vary from these estimates.

The total incremental storm restoration costs of DPL associated with the derecho are currently estimated to range between $2 million and $3 million. This range was developed using estimates of costs related to mutual assistance and contractor services, materials and supplies, and other expenses, and actual costs may vary from these estimates. A portion of the costs will be expensed with the balance being charged to capital. A portion of the costs expensed will be deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland. DPL will be pursuing recovery of the incremental storm restoration costs during the next cycle of distribution base rate cases.

General and Auto Liability

During the second quarter of 2011, DPL reduced its self-insurance reserves for general and auto liability claims by approximately $2 million, based on obtaining an actuarial estimate of the unpaid losses attributed to general and auto liability claims for DPL at June 30, 2011.

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

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of June 30, 2012, DPL has entered into three land-based wind power purchase agreements (PPAs) in the aggregate amount of 128 megawatts and one solar PPA with a 10 megawatt facility. All of the facilities associated with these PPAs are operational, and DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and solar renewable energy credits (SRECs) from the solar facility up to certain amounts (as set forth below) at rates that are primarily fixed under the PPAs. DPL has concluded that consolidation is not required for any of these PPAs under the FASB guidance on the consolidation of variable interest entities.

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 megawatts, from the second wind facility through 2031 in amounts not to exceed 40 megawatts, and from the third wind facility through 2031 in amounts not to exceed 38 megawatts. DPL’s purchases under the three wind PPAs totaled $6 million and $4 million for the three months ended June 30, 2012 and 2011, respectively, and $15 million and $9 million for the six months ended June 30, 2012 and 2011, respectively.

The term of the agreement with the solar facility is 20 years and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. DPL’s purchases under the solar agreement were less than $1 million for the three and six months ended June 30, 2012.

DPL

On October 18, 2011, the Delaware Public Service Commission (DPSC) approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 megawatts to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL would be an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each megawatt hour of energy produced by the fuel cell facilities over 21 years. DPL would have no liability to the qualified fuel cell provider other than to remit payments collected from its distribution customers pursuant to the tariff. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. In June 2012, a 3 megawatt fuel cell generation facility was placed into service under the tariff. DPL billed less than $1 million to distribution customers during the three and six months ended June 30, 2012. A 27 megawatt fuel cell generation facility is expected to be placed into service in 5 megawatt increments beginning in January 2013. DPL is accounting for this arrangement as an agency transaction.

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired at the acquisition date. All of DPL’s goodwill was generated by DPL’s acquisition of Conowingo Power Company in 1995. DPL tests its goodwill for impairment annually as of November 1 and whenever an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of DPL below the carrying amount of its net assets. Factors that may result in an interim impairment test include, but are not limited to: a change in the identified reporting units; an adverse change in business conditions; an adverse regulatory action; or an impairment of DPL’s long-lived assets. DPL concluded that an interim impairment test was not required during the six months ended June 30, 2012.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in DPL’s gross revenues were $4 million for each of the three months ended June 30, 2012 and 2011, and $8 million and $9 million for the six months ended June 30, 2012 and 2011, respectively.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified in order to conform to the current period presentation. The following adjustments have been recorded and are not considered material:

Natural Gas Operating Revenue Adjustment

In the second quarter of 2012, DPL recorded an adjustment to correct an overstatement of unbilled revenue in its natural gas distribution business related to prior periods. The adjustment resulted in a decrease in Operating revenue of $1 million for the three and six months ended June 30, 2012.

Default Electricity Supply Revenue and Cost Adjustments

During the second quarter of 2011, DPL recorded adjustments to correct certain errors associated with the accounting for Default Electricity Supply revenue and costs. These adjustments primarily arose from the under-recognition of allowed returns on the cost of working capital and resulted in a pre-tax decrease in Other operation and maintenance expense of $8 million for the three and six months ended June 30, 2011.

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

DPL

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

(6) GOODWILL

DPL’s goodwill balance of $8 million was unchanged during the six months ended June 30, 2012. All of DPL’s goodwill was generated by its acquisition of Conowingo Power Company in 1995.

DPL’s annual impairment test as of November 1, 2011 indicated that goodwill was not impaired. For the six months ended June 30, 2012, DPL concluded that there were no events requiring it to perform an interim goodwill impairment test. DPL will perform its next annual impairment test as of November 1, 2012.

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

DPL

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

In an effort to reduce the shortfall in revenues due to the delay in time or lag between when costs are incurred and when they are reflected in rates (regulatory lag), DPL has proposed, in each of its jurisdictions, a reliability investment recovery mechanism (RIM) to recover reliability-related capital expenditures incurred between base rate cases. Through the RIM, DPL in each year would collect through a surcharge the amount of its reliability-related capital expenditures based on its budget for that year. The budgeted amount would be reconciled with actual capital expenditures on an annual basis and any over-recovery or under-recovery would be reflected in the next year’s surcharge. The work undertaken pursuant to the RIM would be subject to a prudency review by the applicable state regulatory commission in the next base rate case or at more frequent intervals as determined by such commission. DPL’s operation and maintenance costs and other capital expenditures would remain subject to recovery through the traditional ratemaking process. The status of these proposals is discussed below in connection with the discussions of DPL’s electric distribution base rate proceedings.

DPL also has requested, in each of its jurisdictions, public service commission approval of the use of fully forecasted test years in future rate cases. Traditionally, past test years with actual historical costs are used for ratemaking purposes; however, fully forecasted test years would be comprised of forward-looking costs. If approved, the use of such fully forecasted test years in lieu of historical test years would be more reflective of current costs and would mitigate the effects of regulatory lag. The status of these proposals is discussed below in connection with the discussions of DPL’s electric distribution base rate proceedings.

Delaware

Gas Cost Rates

DPL makes an annual Gas Cost Rate (GCR) filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. In August 2011, DPL made its 2011 GCR filing. The filing includes the second year of the effect of a two-year amortization of under-recovered gas costs proposed by DPL in its 2010 GCR filing (the settlement approved by the DPSC in its 2010 GCR case included only the first year of the proposed two-year amortization). The rates proposed in the 2011 GCR would result in a GCR decrease for the typical retail natural gas customer of 5.6% in the level of GCR. On September 20, 2011, the DPSC issued an order allowing DPL to place the new rates into effect on November 1, 2011, subject to refund and pending final DPSC approval. The parties to the 2011 GCR proceeding have executed a settlement agreement that recommends approval of the 2011 GCR as filed. A DPSC decision on the settlement agreement is expected during the third quarter of 2012.

Electric Distribution Base Rates

On December 2, 2011, DPL submitted an application with the DPSC to increase its electric distribution base rates. The filing seeks approval of an annual rate increase of approximately $31.8 million, based on a requested return on equity (ROE) of 10.75%, and requests approval of implementation of the MFVRD. DPL requested that the rates become effective on January 31, 2012. The filing includes a request for DPSC approval of a RIM and the use of fully forecasted test years in future DPL rate cases. On January 10, 2012,

DPL

the DPSC entered an order suspending the full increase and allowing a temporary rate increase of $2.5 million to go into effect on January 31, 2012, subject to refund and pending final DPSC approval. Under Delaware law, DPL had the right to place the remainder of approximately $29.3 million of the requested increase into effect on or after July 2, 2012, subject to refund and pending final DPSC order. However, pursuant to an agreement with DPSC staff, DPL has placed only $22.3 million of the requested amount into effect on July 3, 2012, subject to refund and pending final DPSC order. Although DPL agreed to put the lesser amount into effect at this time, the amount of DPL’s annual rate increase request ($31.8 million) has not changed. The final DPSC order is expected by the end of 2012, unless the case is ultimately settled. Hearings before the DPSC, which were to begin July 30, 2012, have been postponed indefinitely as the parties are currently engaged in settlement negotiations. There can be no assurance as to whether the parties will reach a settlement in this case.

Maryland

DPL Electric Distribution Base Rates

On December 9, 2011, DPL submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $25.2 million (subsequently reduced by DPL to $23.5 million), based on a requested ROE of 10.75%. The filing included a request for MPSC approval of a RIM and the use of fully forecasted test years in future DPL rate cases. On July 20, 2012, the MPSC issued an order setting forth its decision authorizing an annual rate increase of approximately $11.3 million, based on an ROE of 9.81%. The MPSC reduced DPL’s depreciation rates, which are expected to lower annual depreciation and amortization expenses by an estimated $4.1 million. The order did not approve DPL’s request to implement a RIM and did not endorse the use by DPL of fully forecasted test years in future rate cases. The order also authorizes DPL to recover in rates over a five-year period $4.3 million of the $4.6 million of incremental storm restoration costs associated with Hurricane Irene that had been deferred previously as a regulatory asset by DPL. The new revenue rates and lower depreciation rates were effective on July 20, 2012. DPL is currently evaluating the MPSC order to determine what further actions, if any, it may seek to pursue.

Major Storm Damage Recovery Proceedings

In February 2011, the MPSC initiated proceedings involving DPL and its affiliate Potomac Electric Power Company (Pepco), as well as unaffiliated utilities in Maryland, for the purpose of reviewing how the BSA operates to recover revenues lost as a result of major storm outages. On January 25, 2012, the MPSC issued an order modifying the BSA to prevent the Maryland utilities, including DPL, from collecting lost utility revenue through the BSA if electric service is not restored to the pre-major storm levels within 24 hours of the start of a major storm (defined by the MPSC as a weather-related event during which more than the lesser of 10% or 100,000 of an electric utility’s customers have a sustained outage for more than 24 hours). The period for which the lost utility revenue may not be collected through the BSA commences 24 hours after the start of the major storm and continues until all major storm-related outages are restored. The MPSC stated that waivers permitting collection of BSA revenues would be granted in rare and extraordinary circumstances where a utility can show that an outage was not due to inadequate emphasis on reliability and restoration efforts were reasonable under the circumstances. The financial impact of service interruptions due to a major storm as a result of this MPSC order would generally depend on the scope and duration of the outages.

Maryland Public Service Commission New Generation Contract Requirement

On September 29, 2009, the MPSC initiated an investigation into whether the electric distribution companies (EDCs) in Maryland should be required to enter into long-term contracts with entities that construct, acquire or lease, and operate, new electric generation facilities in Maryland.

On April 12, 2012, the MPSC issued an order determining that there is a need for one new power plant in the range of 650 to 700 MW beginning in 2015. The order requires DPL, Pepco and Baltimore Gas and Electric Company (BG&E) to negotiate and enter into a contract with the winning bidder in amounts proportionate to their relative loads for the supply of electricity at regulated rates to their respective retail customers who do not elect to purchase electricity from a competitive supplier, otherwise known as standard offer service (SOS).

DPL

Under the contract, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with a commercial operation date of June 1, 2015. The order acknowledges certain of the EDCs’ concerns about the requirements of the contract and directs them to negotiate with the winning bidder and submit any proposed changes in the contract to the MPSC for approval. The order further specifies that the EDCs entering into the contract will recover the associated costs from their respective SOS customers through surcharges. DPL is evaluating the impact of the order, and, at this time, cannot predict (i) the extent of the negative effect that the order and, once finalized, the contract for new generation, may have on DPL’s balance sheets, as well as its credit metrics, as calculated by independent rating agencies that evaluate and rate DPL and its debt issuances, (ii) the effect on DPL’s ability to recover its associated costs of the contract for new generation if a significant number of SOS customers elect to buy their energy from alternative energy suppliers, and (iii) the effect of the order on the financial condition, results of operations and cash flows of DPL. On April 27, 2012, a group of generators operating in the PJM Interconnection, LLC region filed a complaint in the United States District Court for the Northern District of Maryland challenging the MPSC’s order on the grounds that such order violated the commerce clause and the supremacy clause of the U.S. Constitution. On May 4, 2012, DPL, Pepco, BG&E and other parties filed notices of appeal in circuit courts in Maryland requesting judicial review of the MPSC’s order.

(8) PENSION AND OTHER POSTRETIREMENT BENEFITS

DPL accounts for its participation in its parent’s single-employer plans, Pepco Holdings’ non-contributory retirement plan (the PHI Retirement Plan) and the Pepco Holdings, Inc. Welfare Plan for Retirees, as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended June 30, 2012 and 2011, before intercompany allocations from the PHI Service Company, were $30 million and $19 million, respectively. DPL’s allocated share was $6 million and $5 million, respectively, for the three months ended June 30, 2012 and 2011. PHI’s pension and other postretirement net periodic benefit cost for the six months ended June 30, 2012 and 2011, before intercompany allocations from the PHI Service Company, were $56 million and $46 million, respectively. DPL’s allocated share was $12 million for each of the six months ended June 30, 2012 and 2011.

In the first quarter of 2012, DPL made a discretionary tax-deductible contribution to the PHI Retirement Plan of $85 million. In the first quarter of 2011, DPL made a discretionary tax-deductible contribution to the PHI Retirement Plan in the amount of $40 million.

(9) DEBT

Credit Facility

PHI, Pepco, DPL and Atlantic City Electric Company (ACE) maintain an unsecured syndicated credit facility to provide for their respective liquidity needs, including obtaining letters of credit, borrowing for general corporate purposes and supporting their commercial paper programs. On August 1, 2011, PHI, Pepco, DPL and ACE entered into an amended and restated credit agreement with respect to the facility, which among other changes, extended the expiration date of the facility to August 1, 2016. On August 2, 2012, the credit agreement was amended to extend the term of the credit facility to August 1, 2017 and to amend the pricing schedule to decrease certain fees and interest rates payable to the lenders under the facility.

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

DPL

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month London Interbank Offered Rate plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of June 30, 2012.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At June 30, 2012 and December 31, 2011, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $586 million and $711 million, respectively. DPL’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and ACE and the portion of the total capacity being used by PHI.

Commercial Paper

DPL maintains an on-going commercial paper program to address its short-term liquidity needs. As of June 30, 2012, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

DPL had no commercial paper outstanding at June 30, 2012. The weighted average interest rate for commercial paper issued by DPL during the six months ended June 30, 2012 was 0.41% and the weighted average maturity of all commercial paper issued by DPL during the six months ended June 30, 2012 was five days.

Other Financing Activities

Bond Issuance

On June 26, 2012, DPL issued $250 million of 4.00% first mortgage bonds due June 1, 2042. Net proceeds from the issuance of the long-term debt were used primarily (i) to repay $215 million of DPL’s outstanding commercial paper that was issued (a) to temporarily fund capital expenditures and working capital and (b) to fund the redemption in June 2012, prior to maturity, of $65.7 million in aggregate principal amount of three series of outstanding tax-exempt pollution control refunding revenue bonds issued by The Delaware Economic Development Authority (DEDA) for DPL’s benefit; (ii) to fund the redemption, prior to maturity, of all of the $31 million in aggregate principal amount of outstanding tax-exempt bonds issued by DEDA for DPL’s benefit; and (iii) for general corporate purposes.

DPL

Bond Redemption

On June 1, 2012, DPL funded the redemption by DEDA, prior to maturity, of $65.7 million in aggregate principal amount of outstanding tax-exempt pollution control refunding revenue bonds issued by DEDA for DPL’s benefit, as described above. Of the pollution control refunding revenue bonds redeemed, $34.5 million in aggregate principal amount bore interest at 0.75% per year and matured in 2026, $15.0 million in aggregate principal amount bore interest at 1.80% per year and matured in 2025, and $16.2 million in aggregate principal amount bore interest at 2.30% per year and matured in 2028. In connection with such redemption, on June 1, 2012, DPL redeemed, prior to maturity, all of the $34.5 million in aggregate principal amount outstanding of its 0.75% first mortgage bonds due 2026 that secured the obligations under one of the series of pollution control refunding revenue bonds redeemed by DEDA.

Financing Activities Subsequent to June 30, 2012

On June 28, 2012, DPL directed DEDA to redeem, prior to maturity, all of the $31 million in aggregate principal amount of outstanding tax-exempt pollution control refunding revenue bonds issued by DEDA for DPL’s benefit, as described above. The pollution control refunding revenue bonds to be redeemed by DEDA bear interest at 5.20% per year and were to mature in 2019. Contemporaneously with such redemption, DPL will redeem, prior to maturity, all of the $31 million in aggregate principal amount of its outstanding 5.20% first mortgage bonds due in 2019 that secure the obligations under such pollution control bonds. This redemption is anticipated to be completed in August 2012.

(10) INCOME TAXES

A reconciliation of DPL’s effective income tax rate is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(millions of dollars)
Income tax at Federal statutory rate	$8	35.0%	$10	35.0%	$20	35.0%	$24	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	1	5.1	1	5.2	3	5.4	4	6.0
Change in estimates and interest related to uncertain and effectively settled tax positions	—	—	(5)	(18.5)	—	(0.2)	(5)	(7.5)
Deferred tax adjustment	—	—	(1)	(3.7)	—	—	(1)	(1.5)
Depreciation	—	0.5	1	3.7	—	—	1	1.5
Other, net	—	0.3	(1)	(3.2)	—	0.2	(1)	(0.7)

Income tax expense	$9	40.9%	$5	18.5%	$23	40.4%	$22	32.8%

Three Months Ended June 30, 2012 and 2011

DPL’s effective tax rates for the three months ended June 30, 2012 and 2011 were 40.9% and 18.5%, respectively. The increase in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions as discussed below.

During the second quarter of 2011, PHI reached a settlement with the Internal Revenue Service (IRS) with respect to interest due on its federal tax liabilities related to the tax years 1996 through 2002. In connection with this agreement, PHI reallocated certain amounts that have been on deposit with the IRS since 2006 among liabilities in the settlement years and subsequent years. Primarily related to the settlement and reallocations, DPL recorded an additional $4 million (after-tax) interest benefit in the second quarter of 2011. Also during the second quarter of 2011, DPL completed a reconciliation of its deferred taxes on certain regulatory assets and, as a result, recorded a $1 million decrease to income tax expense as shown in the “Deferred tax adjustment” line above.

DPL

Six Months Ended June 30, 2012 and 2011

DPL’s effective tax rates for the six months ended June 30, 2012 and 2011 were 40.4% and 32.8%, respectively. The increase in the effective tax rate resulted from changes in estimates and interest related to uncertain and effectively settled tax positions, primarily related to the additional $4 million interest benefit in 2011 from the reallocation of deposits discussed above.

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

The tables below identify the balance sheet location and fair values of derivative instruments as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative liabilities (current liabilities)	$—	$(10)	$(10)	$—	$(10)
Derivative liabilities (non-current liabilities)	—	—	—	—	—

Total Derivative liabilities	—	(10)	(10)	—	(10)

Net Derivative (liability) asset	$—	$(10)	$(10)	$—	$(10)

	As of December 31, 2011
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative liabilities (current liabilities)	$—	$(14)	$(14)	$2	$(12)
Derivative liabilities (non-current liabilities)	—	(3)	(3)	—	(3)

Total Derivative liabilities	—	(17)	(17)	2	(15)

Net Derivative (liability) asset	$—	$(17)	$(17)	$2	$(15)

DPL

Under FASB guidance on the offsetting of balance sheet accounts (ASC 210-20), DPL offsets the fair value amounts recognized for derivative instruments and fair value amounts recognized for related collateral positions executed with the same counterparty under master netting agreements. The amount of cash collateral that was offset against these derivative positions is as follows:

	June 30, 2012	December 31, 2011
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim	$—	$2

As of December 31, 2011, all DPL cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

All premiums paid and other transaction costs incurred as part of DPL’s natural gas hedging activity, in addition to all of DPL’s gains and losses related to hedging activities, are deferred under FASB guidance on regulated operations until recovered from customers based on the fuel adjustment clause approved by the DPSC. The following table indicates the net unrealized derivative losses arising during the period that were deferred as Regulatory assets and the net realized losses recognized in the statements of income (through Purchased energy or Gas purchased expense) that were also deferred as Regulatory assets for the three and six months ended June 30, 2012 and 2011 associated with cash flow hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Net unrealized (loss) gain arising during the period	$—	$—	$—	$—
Net realized losses recognized during the period	—	(1)	—	(3)

Other Derivative Activity

DPL holds certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the balance sheets with the gain or loss for changes in the fair value recorded in income. In accordance with FASB guidance on regulated operations, offsetting regulatory liabilities or regulatory assets are recorded on the balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause. The following table indicates the net unrealized derivative losses arising during the period that were deferred as Regulatory assets and the net realized losses recognized in the statements of income (through Purchased energy and Gas purchased expense) that were also deferred as Regulatory assets for the three and six months ended June 30, 2012 and 2011 associated with these derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Net unrealized loss arising during the period	$—	$(1)	$(4)	$(2)
Net realized losses recognized during the period	(4)	(4)	(11)	(11)

DPL

As of June 30, 2012 and December 31, 2011, DPL had the following net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting:

	June 30, 2012		December 31, 2011
Commodity	Quantity	Net Position	Quantity	Net Position
Natural gas (MMBtu)	2,966,600	Long	6,161,200	Long

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

The gross fair values of DPL’s derivative liabilities with credit-risk-related contingent features as of June 30, 2012 and December 31, 2011, were $10 million and $15 million, respectively. As of those dates, DPL had posted no cash collateral in the normal course of business against its gross derivative liabilities, resulting in net liabilities of $10 million and $15 million, respectively. If DPL’s debt ratings had been downgraded below investment grade as of June 30, 2012 and December 31, 2011, DPL’s net settlement amounts would have been approximately $9 million and $15 million, respectively, and DPL would have been required to post additional collateral with the counterparties of approximately $9 million and $15 million, respectively. The net settlement and additional collateral amounts reflect the effect of offsetting transactions under master netting agreements.

DPL

DPL’s primary source for posting cash collateral or letters of credit is PHI’s credit facility. At June 30, 2012 and December 31, 2011, the aggregate amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries was $586 million and $711 million, respectively.

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

The following tables set forth, by level within the fair value hierarchy, DPL’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Cash equivalents
Treasury fund	$22	$22	$—	$—
Executive deferred compensation plan assets
Money market funds	2	2	—	—
Life insurance contracts	1	—	—	1

	$25	$24	$—	$1

LIABILITIES
Derivative instruments (b)
Natural gas (c)	$10	$—	$—	$10

	$10	$—	$—	$10

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the six months ended June 30, 2012.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas options purchased by DPL as part of a natural gas hedging program approved by the DPSC.

DPL

	Fair Value Measurements at December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Executive deferred compensation plan assets
Money market funds	$2	$2	$—	$—
Life insurance contracts	1	—	—	1

	$3	$2	$—	$1

LIABILITIES
Derivative instruments (b)
Natural gas (c)	$17	$2	$—	$15

	$17	$2	$—	$15

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2011.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas options purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

Level 3 – Pricing inputs that are significant and generally less observable than those from objective sources. Level 3 includes those financial instruments that are valued using models or other valuation methodologies.

Derivative instruments categorized as level 3 represent natural gas options used by DPL as part of a natural gas hedging program approved by the DPSC. DPL applies a Black-Scholes model to value its options with inputs, such as the forward price curves, contract prices, contract volumes, the risk-free rate and the implied volatility factors, that are based on a range of historical NYMEX option prices. DPL maintains valuation policies and procedures and reviews the validity and relevance of the inputs used to estimate the fair value of its options.

DPL

The table below summarizes the primary unobservable input used to determine the fair value of DPL’s level 3 instruments and the range of values that could be used for the input as of June 30, 2012:

Type of Instrument	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range
	(millions of dollars)

Natural gas options	$(10)	Option model	Volatility factor	0.69 – 2.78

DPL used values within this range as part of its fair value estimates. A significant change in the unobservable input within this range would have an insignificant impact on the reported fair value as of June 30, 2012.

Executive deferred compensation plan assets and liabilities include certain life insurance policies that are valued using the cash surrender value of the policies, net of loans against those policies. The cash surrender values do not represent a quoted price in an active market; therefore, those inputs are unobservable and the policies are categorized as level 3. Cash surrender values are provided by third parties and reviewed by DPL for reasonableness.

Reconciliations of the beginning and ending balances of DPL’s fair value measurements using significant unobservable inputs (level 3) for the six months ended June 30, 2012 and 2011 are shown below:

	Six Months Ended June 30, 2012
	Natural Gas	Life Insurance Contracts
	(millions of dollars)
Beginning balance as of January 1	$(15)	$1
Total gains (losses) (realized and unrealized):
Included in income	—	—
Included in accumulated other comprehensive loss	—	—
Included in regulatory assets	(3)	—
Purchases	—	—
Issuances	—	—
Settlements	8	—
Transfers in (out) of level 3	—	—

Ending balance as of June 30	$(10)	$1

DPL

	Six Months Ended June 30, 2011
	Natural Gas	Life Insurance Contracts
	(millions of dollars)
Beginning balance as of January 1	$(23)	$1
Total gains (losses) (realized and unrealized):
Included in income	—	—
Included in accumulated other comprehensive loss	—	—
Included in regulatory assets	(2)	—
Purchases	—	—
Issuances	—	—
Settlements	8	—
Transfers in (out) of level 3	—	—

Ending balance as of June 30	$(17)	$1

Other Financial Instruments

The estimated fair values of DPL’s debt instruments that are measured at amortized cost in DPL’s financial statements and the associated level of the estimates within the fair value hierarchy as of June 30, 2012 are shown in the table below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$1,024	$613	$298	$113

	$1,024	$613	$298	$113

(a)	The carrying amount for Long-term debt is $948 million as of June 30, 2012.

DPL

The estimated fair value of DPL’s debt instruments at December 31, 2011 is shown below:

	December 31, 2011
	Carrying Amount	Fair Value
	(millions of dollars)
Long-term debt	$765	$834

The carrying amounts of all other financial instruments in the accompanying financial statements approximate fair value.

(13) COMMITMENTS AND CONTINGENCIES

Environmental Matters

DPL is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from DPL’s customers, environmental clean-up costs incurred by DPL generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of DPL described below at June 30, 2012 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Other	Total
	(millions of dollars)
Beginning balance as of January 1	$1	$4	$2	$7
Accruals	—	—	—	—
Payments	—	(1)	—	(1)

Ending balance as of June 30	1	3	2	6
Less amounts in Other current liabilities	1	1	2	4

Amounts in Other deferred credits	$—	$2	$—	$2

Ward Transformer Site

In April 2009, a group of potentially responsible parties (PRPs) with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including DPL, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including DPL) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. Although DPL cannot at this time estimate an amount or range of reasonably possible losses to which it may be exposed, DPL does not believe that it had extensive business transactions, if any, with the Ward Transformer site and therefore, costs incurred to resolve this matter are not expected to be material.

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

(14) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to DPL for the three months ended June 30, 2012 and 2011 were approximately $37 million and $31 million, respectively. PHI Service Company costs directly charged or allocated to DPL for the six months ended June 30, 2012 and 2011 were approximately $74 million and $62 million, respectively.

In addition to the PHI Service Company charges described above, DPL’s financial statements include the following related party transactions in its statements of income:

Income	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Purchased power under Default Electricity Supply contracts with Conectiv Energy Supply, Inc. (a)	$—	$—	$—	$1
Intercompany lease transactions (b)	1	1	2	2

(a)	Included in Purchased energy expense.
(b)	Included in Electric revenue.

As of June 30, 2012 and December 31, 2011, DPL had the following balances on its balance sheets due to related parties:

Liability	June 30, 2012	December 31, 2011
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(21)	$(20)
Conectiv Energy Supply, Inc.	—	(1)

Total	$(21)	$(21)

(a)	Included in Accounts payable due to associated companies.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Operating Revenue	$270	$304	$526	$619

Operating Expenses
Purchased energy	163	196	329	394
Other operation and maintenance	56	51	112	106
Depreciation and amortization	27	33	55	66
Other taxes	4	5	8	11
Deferred electric service costs	(20)	(29)	(35)	(32)

Total Operating Expenses	230	256	469	545

Operating Income	40	48	57	74

Other Income (Expenses)
Interest expense	(18)	(18)	(35)	(33)
Other income	1	2	2	2

Total Other Expenses	(17)	(16)	(33)	(31)

Income Before Income Tax Expense	23	32	24	43
Income Tax Expense	9	14	8	19

Net Income	$14	$18	$16	$24

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3	$91
Restricted cash equivalents	9	11
Accounts receivable, less allowance for uncollectible accounts of $10 million and $12 million, respectively	188	185
Inventories	29	25
Prepayments of income taxes	27	26
Income taxes receivable	5	5
Prepaid expenses and other	57	16

Total Current Assets	318	359

INVESTMENTS AND OTHER ASSETS
Regulatory assets	685	662
Prepaid pension expense	94	71
Income taxes receivable	133	61
Restricted cash equivalents	15	15
Assets and accrued interest related to uncertain tax positions	22	42
Derivative assets	8	—
Other	13	14

Total Investments and Other Assets	970	865

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,639	2,548
Accumulated depreciation	(777)	(766)

Net Property, Plant and Equipment	1,862	1,782

TOTAL ASSETS	$3,150	$3,006

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$97	$23
Current portion of long-term debt	38	37
Accounts payable and accrued liabilities	129	117
Accounts payable due to associated companies	13	14
Taxes accrued	16	10
Interest accrued	15	15
Other	41	45

Total Current Liabilities	349	261

DEFERRED CREDITS
Regulatory liabilities	64	60
Deferred income taxes, net	760	698
Investment tax credits	7	7
Other postretirement benefit obligations	33	31
Derivative liabilities	9	—
Other	17	20

Total Deferred Credits	890	816

LONG-TERM LIABILITIES
Long-term debt	832	832
Transition Bonds issued by ACE Funding	276	295

Total Long-Term Liabilities	1,108	1,127

COMMITMENTS AND CONTINGENCIES (NOTE 12)

EQUITY
Common stock, $3.00 par value, 25,000,000 shares authorized, 8,546,017 shares outstanding	26	26
Premium on stock and other capital contributions	576	576
Retained earnings	201	200

Total Equity	803	802

TOTAL LIABILITIES AND EQUITY	$3,150	$3,006

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$16	$24
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	55	66
Deferred income taxes	64	30
Changes in:
Prepaid expenses	(43)	(56)
Regulatory assets and liabilities, net	(36)	(34)
Accounts payable and accrued liabilities	5	(5)
Pension contributions	(30)	(30)
Income tax-related prepayments, receivables and payables	(47)	13
Other assets and liabilities	(3)	11

Net Cash (Used By) From Operating Activities	(19)	19

INVESTING ACTIVITIES
Investment in property, plant and equipment	(114)	(60)
Department of Energy capital reimbursement awards received	1	2
Net other investing activities	2	(3)

Net Cash Used By Investing Activities	(111)	(61)

FINANCING ACTIVITIES
Dividends paid to Parent	(15)	—
Redemption of preferred stock	—	(6)
Issuances of long-term debt	—	200
Reacquisitions of long-term debt	(18)	(17)
Issuances (repayments) of short-term debt, net	74	(133)
Net other financing activities	1	(2)

Net Cash From Financing Activities	42	42

Net Decrease in Cash and Cash Equivalents	(88)	—
Cash and Cash Equivalents at Beginning of Period	91	4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3	$4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash received for income taxes (includes payments from PHI for federal income taxes)	$—	$(18)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
BALANCE, DECEMBER 31, 2011	8,546,017	$26	$576	$200	$802
Net income	—	—	—	2	2

BALANCE, MARCH 31, 2012	8,546,017	26	576	202	804
Net income	—	—	—	14	14
Dividends on common stock	—	—	—	(15)	(15)

BALANCE, JUNE 30, 2012	8,546,017	$26	$576	$201	$803

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

ACE’s unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual consolidated financial statements included in ACE’s annual report on Form 10-K for the year ended December 31, 2011, as amended to include the executive compensation and other information required by Part III of Form 10-K (which information originally had been omitted as permitted by that form). In the opinion of ACE’s management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly ACE’s financial condition as of June 30, 2012, in accordance with GAAP. The year-end December 31, 2011 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results for the three and six months ended June 30, 2012 may not be indicative of ACE’s results that will be realized for the full year ending December 31, 2012.

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

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset impairment evaluations, fair value calculations for derivative instruments, pension and other postretirement benefits assumptions, the assessment of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of self-insurance reserves for general and auto liability claims, and income tax provisions and reserves. Additionally, ACE is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of its business. ACE records an estimated liability for these proceedings and claims when it is probable that a loss has been incurred and the loss is reasonably estimable.

ACE

Storm Restoration Costs

On June 29, 2012, ACE was affected by a rapidly moving thunderstorm with hurricane-force winds, known as a “derecho,” which resulted in widespread customer outages in its service territory. The derecho caused extensive damage to ACE’s electric transmission and distribution systems. Storm restoration activity commenced immediately following the storm and continued into July 2012, with the majority of the incremental storm restoration costs occurring after the end of the second quarter of 2012.

Total incremental storm restoration costs incurred by ACE through June 30, 2012 were $0.9 million, with $0.5 million incurred for repair work and $0.4 million incurred as capital expenditures. All of the costs incurred for repair work of $0.5 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs. All of these total incremental storm restoration costs have been estimated for the cost of restoration services provided by outside contractors since the invoices for such services had not been received at June 30, 2012. Actual invoices may vary from these estimates.

The total incremental storm restoration costs of ACE associated with the derecho are currently estimated to range between $29 million and $35 million. This range was developed using estimates of costs related to mutual assistance and contractor services, materials and supplies, and other expenses, and actual costs may vary from these estimates. A portion of the costs will be expensed with the balance being charged to capital. The costs expensed will be deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in New Jersey. ACE will be pursuing recovery of the incremental storm restoration costs in its next distribution base rate case.

General and Auto Liability

During the second quarter of 2011, ACE reduced its self-insurance reserves for general and auto liability claims by approximately $1 million, based on obtaining an actuarial estimate of the unpaid losses attributed to general and auto liability claims for ACE at June 30, 2011.

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

Net purchase activities with the NUGs for the three months ended June 30, 2012 and 2011 were approximately $49 million and $55 million, respectively, of which approximately $47 million and $51 million, respectively, consisted of power purchases under the PPAs. Net purchase activities with the NUGs for the six months ended June 30, 2012 and 2011 were approximately $100 million and $112 million, respectively, of which approximately $98 million and $104 million, respectively, consisted of power purchases under the PPAs. The power purchase costs are recoverable from ACE’s customers through regulated rates.

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

ACE Standard Offer Capacity Agreements

In April 2011, ACE entered into three Standard Offer Capacity Agreements (SOCAs) by order of the NJBPU, each with a different generation company. The SOCAs were established under a New Jersey law enacted to promote the construction of qualified electric generation facilities in New Jersey. The SOCAs are 15-year, financially settled transactions approved by the NJBPU that allow generation companies to receive payments from, or require them to make payments to, ACE based on the difference between the fixed price in the SOCAs and the price for capacity that clears PJM Interconnection, LLC (PJM). Each of the other electric distribution companies (EDCs) in New Jersey has entered into SOCAs having the same terms with the same generation companies. The annual share of payments or receipts for ACE and the other EDCs is based upon each company’s annual proportion of the total New Jersey load attributable to all EDCs, which is currently estimated to be approximately 15 percent for ACE. The NJBPU has approved full recovery from distribution customers of payments made by ACE and the other EDCs, and distribution customers would be entitled to any payments received from the generation companies.

In May 2012, all three generators under the SOCAs bid into the PJM 2015-2016 capacity auction and two of the generators cleared that capacity auction. ACE recorded a derivative asset (liability) for the estimated fair value of each SOCA and recorded an offsetting regulatory liability (asset) as described in more detail in Note (10), “Derivative Instruments and Hedging Activities”, and Note (11), “Fair Value Disclosures.” FASB guidance on derivative accounting and the accounting for regulated operations would apply to ACE’s obligations under the third SOCA once the related capacity has cleared a PJM auction. The next PJM capacity auction is scheduled for May 2013. ACE has concluded that consolidation is not required for the SOCAs under the FASB guidance on the consolidation of variable interest entities.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in ACE’s gross revenues were $3 million and $5 million for the three months ended June 30, 2012 and 2011, respectively, and $7 million and $10 million for the six months ended June 30, 2012 and 2011, respectively.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified in order to conform to the current period presentation. The following adjustment has been recorded and is not considered material.

ACE

Income Tax Expense Adjustment

During the second quarter of 2011, ACE completed a reconciliation of its deferred taxes associated with certain regulatory assets and recorded adjustments that resulted in an increase to Income tax expense of $1 million for the three and six months ended June 30, 2011.

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Fair Value Measurements and Disclosures (ASC 820)

The FASB issued new guidance on fair value measurement and disclosures that was effective beginning with ACE’s March 31, 2012 consolidated financial statements. The new measurement guidance did not have a material impact on ACE’s consolidated financial statements and the new disclosure requirements are in Note (11), “Fair Value Disclosures,” of ACE’s consolidated financial statements.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

Balance Sheet (ASC 210)

In December 2011, the FASB issued new disclosure requirements for financial assets and liabilities, such as derivatives, that are subject to contractual netting arrangements. The new disclosures will include information about the gross exposures of the instruments and the net exposure of the instruments under contractual netting arrangements, how the exposures are presented in the financial statements, and the terms and conditions of the contractual netting arrangements. The new disclosures are effective beginning with ACE’s March 31, 2013 consolidated financial statements. ACE is evaluating the impact of this new guidance on its consolidated financial statements.

(5) SEGMENT INFORMATION

ACE operates its business as one regulated utility segment, which includes all of its services as described above.

(6) REGULATORY MATTERS

Rate Proceedings

Over the last several years, ACE has proposed the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. A bill stabilization adjustment (BSA) proposed by ACE in 2009 was not approved and there is no BSA proposal currently pending in New Jersey. Under the BSA, customer distribution rates would be subject to adjustment (through a credit or surcharge mechanism), depending on whether actual distribution revenue per customer exceeds or falls short of the revenue-per-customer amount approved by the NJBPU.

Electric Distribution Base Rates

On August 5, 2011, ACE filed a petition with the NJBPU to increase its electric distribution rates by the net amount of approximately $58.9 million (which was increased to approximately $80.2 million on February 24, 2012, to reflect the 2011 test year), based on a requested return on equity of 10.75% (the ACE 2011 Base Rate Case). The modified net increase consists of a rate increase proposal of approximately $90.3 million, less a deduction from base rates of approximately $17 million attributable to excess depreciation expenses, plus approximately a $6.3 million increase in sales-and-use taxes and an upward adjustment of approximately $0.6 million in the Regulatory Asset Recovery Charge. A decision in the electric distribution rate case is expected by the end of 2012.

ACE

Infrastructure Investment Program

In July 2009, the NJBPU approved certain rate recovery mechanisms in connection with ACE’s Infrastructure Investment Program (the IIP). In exchange for the increase in infrastructure investment, the NJBPU, through the IIP, allowed recovery by ACE of its infrastructure investment capital expenditures through a special rate outside the normal rate recovery mechanism of a base rate filing. The IIP was designed to stimulate the New Jersey economy and provide incremental employment in ACE’s service territory by increasing the infrastructure expenditures to a level above otherwise normal budgeted levels. In an October 18, 2011 petition (subsequently amended December 16, 2011) filed with the NJBPU, ACE has requested an extension and expansion to the IIP under which ACE proposes to spend approximately $63 million, $94 million and $81 million in calendar years 2012, 2013 and 2014, respectively, on non-revenue reliability-related capital expenditures. As proposed, capital expenditures related to the proposed special rate would be subject to annual reconciliation and approval by the NJBPU. A decision by the NJBPU on ACE’s IIP filing is expected by the end of 2012.

Update and Reconciliation of Certain Under-Recovered Balances

In February 2012, ACE filed a petition with the NJBPU seeking to reconcile and update several pass-through charges related to (i) the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the NUGs, (ii) costs related to surcharges that fund several statewide social programs and ACE’s uncollected accounts, and (iii) operating costs associated with ACE’s residential appliance cycling program. The filing proposes to recover the projected deferred under-recovered balance related to the NUGs of $113.8 million as of May 31, 2012 through a four-year amortization schedule. The net impact of adjusting the charges as proposed (including both the annual impact of the proposed four-year amortization of the historical under-recovered balances related to the NUGs and the going-forward cost recovery of all the other components for the period June 1, 2012 through May 31, 2013, and including associated changes in sales-and-use taxes) is an overall annual rate increase of approximately $55.3 million. On June 12, 2012, the parties to the proceeding signed a Stipulation of Settlement, which provided for provisional rates to go into effect on July 1, 2012. The NJBPU approved the Stipulation of Settlement on June 18, 2012. The rates have been deemed “provisional” because ACE’s filing will not be updated for actual revenues and expenses (if necessary) for May and June 2012 until after July 1, 2012 and a review of the final underlying costs for reasonableness and prudency will be completed after such filing.

ACE Standard Offer Capacity Agreements

In April 2011, ACE entered into three SOCAs by order of the NJBPU, each with a different generation company, as more fully described in Note (2), “Significant Accounting Policies – Consolidation of Variable Interest Entities – ACE Standard Offer Capacity Agreements” and Note (10), “Derivative Instruments and Hedging Activities.” ACE and the other New Jersey EDCs entered into the SOCAs under protest based on concerns about the potential cost to distribution customers. In May 2011, the NJBPU denied a joint motion for reconsideration of its order requiring each of the EDCs to enter into the SOCAs. In June 2011, ACE and the other EDCs filed appeals related to the NJBPU orders with the Appellate Division of the New Jersey Superior Court. On March 5, 2012, the court remanded the case to the NJBPU with instructions to refer the case to an Administrative Law Judge for further consideration. The matter has been transmitted by the NJBPU to the Office of Administrative Law.

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

ACE

In October 2011 and January 2012, respectively, two of the three generation companies sent notices of dispute under the SOCA to ACE. The notices of dispute allege that certain actions taken by PJM will have an adverse effect on the generation company’s ability to clear the PJM auction, which is required for payment under the SOCA. As of February 2012, the two generation companies had filed petitions with the NJBPU seeking to amend their respective SOCAs. One of the generation companies sought to postpone the effective date of the SOCA (currently expected to be in 2015) until the litigation is complete. The other generation company proposed to adjust the payment terms of the SOCA to reflect the total expected revenues under the original bid, which the generation company alleged may be in jeopardy if it were unable to clear in the PJM auction commencing in 2015. In April 2012, the NJBPU issued an order consolidating the two matters. On May 1, 2012 (memorialized in a May 7, 2012 order), the NJBPU denied all of the generation companies’ requests without prejudice to their right to raise the issues at a later date.

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS

ACE accounts for its participation in its parent’s single-employer plans, Pepco Holdings’ non-contributory retirement plan (the PHI Retirement Plan) and the Pepco Holdings, Inc. Welfare Plan for Retirees, as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended June 30, 2012 and 2011, before intercompany allocations from the PHI Service Company, were $30 million and $19 million, respectively. ACE’s allocated share was $6 million and $4 million, respectively, for the three months ended June 30, 2012 and 2011. PHI’s pension and other postretirement net periodic benefit cost for the six months ended June 30, 2012 and 2011, before intercompany allocations from the PHI Service Company, were $56 million and $46 million, respectively. ACE’s allocated share was $12 million and $10 million, respectively, for the six months ended June 30, 2012 and 2011.

In the first quarter of 2012, ACE made a discretionary tax-deductible contribution to the PHI Retirement Plan of $30 million. In the first quarter of 2011, ACE made a discretionary tax-deductible contribution to the PHI Retirement Plan in the amount of $30 million.

(8) DEBT

Credit Facility

PHI, Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and ACE maintain an unsecured syndicated credit facility to provide for their respective liquidity needs, including obtaining letters of credit, borrowing for general corporate purposes and supporting their commercial paper programs. On August 1, 2011, PHI, Pepco, DPL and ACE entered into an amended and restated credit agreement with respect to the facility, which among other changes, extended the expiration date of the facility to August 1, 2016. On August 2, 2012, the credit agreement was amended to extend the term of the credit facility to August 1, 2017 and to amend the pricing schedule to decrease certain fees and interest rates payable to the lenders under the facility.

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

ACE

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month London Interbank Offered Rate plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility at June 30, 2012.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At June 30, 2012 and December 31, 2011, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $586 million and $711 million, respectively. ACE’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and DPL and the portion of the total capacity being used by PHI.

Commercial Paper

ACE maintains an on-going commercial paper program to address its short-term liquidity needs. As of June 30, 2012, the maximum capacity available under the program was $250 million, subject to available borrowing capacity under the credit facility.

ACE had $74 million of commercial paper outstanding at June 30, 2012. The weighted average interest rate for commercial paper issued by ACE during the six months ended June 30, 2012 was 0.41% and the weighted average maturity of all commercial paper issued by ACE during the six months ended June 30, 2012 was two days.

Financing Activities

In April 2012, ACE Funding made principal payments of $6 million on its Series 2002-1 Bonds, Class A-3, and $2 million on its Series 2003-1 Bonds, Class A-2.

Financing Activities Subsequent to June 30, 2012

In July 2012, ACE Funding made principal payments of $6 million on its Series 2002-1 Bonds, Class A-3, and $2 million on its Series 2003-1 Bonds, Class A-2.

ACE

(9) INCOME TAXES

A reconciliation of ACE’s consolidated effective income tax rate is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(millions of dollars)
Income tax at Federal statutory rate	$8	35.0%	$11	35.0%	$8	35.0%	$15	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	1	4.2	2	6.6	1	4.0	3	7.0
Change in estimates and interest related to uncertain and effectively settled tax positions	—	0.8	—	1.3	(1)	(4.0)	1	1.4
Deferred tax adjustment	—	—	1	3.1	—	(0.4)	1	2.3
Other, net	—	(0.9)	—	(2.2)	—	(1.3)	(1)	(1.5)

Consolidated income tax expense	$9	39.1%	$14	43.8%	$8	33.3%	$19	44.2%

Three Months ended June 30, 2012 and 2011

ACE’s consolidated effective tax rates for the three months ended June 30, 2012 and 2011 were 39.1% and 43.8%, respectively. During the second quarter of 2011, PHI reached a settlement with the Internal Revenue Service (IRS) with respect to interest due on its federal tax liabilities related to the tax years 1996 through 2002. In connection with this agreement, PHI reallocated certain amounts that have been on deposit with the IRS since 2006 among liabilities in the settlement years and subsequent years. Primarily related to the settlement and reallocations, ACE recorded an additional $1 million (after-tax) of interest due to the IRS in the second quarter of 2011. Also during the second quarter of 2011, ACE completed a reconciliation of its deferred taxes on certain regulatory assets and, as a result, recorded a $1 million increase to income tax expense as shown in the “Deferred Tax Adjustment” line above.

Six Months ended June 30, 2012 and 2011

ACE’s consolidated effective tax rates for the six months ended June 30, 2012 and 2011 were 33.3% and 44.2%, respectively. The decrease in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions during 2012, primarily due to the effective settlement with the Internal Revenue Service with respect to the methodology used historically to calculate deductible mixed service costs.

(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

ACE was ordered to enter into the SOCAs by the NJBPU, and under the SOCAs, ACE would receive or make payments to electric generation facilities based on i) the difference between the fixed price in the SOCAs and the price for capacity that clears PJM, and ii) ACE’s annual proportion of the total New Jersey load relative to the other EDCs in New Jersey, which is currently estimated to be 15 percent. ACE began applying derivative accounting to two of its SOCAs as of June 30, 2012 because the generators cleared the 2015-2016 PJM capacity auction in May 2012. Changes in the fair value of the derivatives embedded in the SOCAs are deferred as regulatory assets or liabilities because the NJBPU has allowed full recovery from ACE’s distribution customers for all payments made by ACE and ACE’s distribution customers would be entitled to all payments received by ACE.

ACE

As of June 30, 2012, ACE had other non-current derivative assets of $8 million and non-current derivative liabilities of $9 million associated with the two SOCAs and an offsetting regulatory liability and asset, respectively, of the same amounts. As of June 30, 2012, ACE had 180 megawatts of capacity in a long position, with no collateral or netting applicable to the capacity. Unrealized gains and losses associated with these capacity derivatives, which netted to an unrealized loss of $1 million for the three and six months ended June 30, 2012, have been deferred as regulatory liabilities and assets, respectively, as of June 30, 2012.

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

The following tables set forth, by level within the fair value hierarchy, ACE’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments (b)
Capacity (c)	$8	$—	$—	$8
Cash equivalents
Treasury fund	24	24	—	—

	$32	$24	$—	$8

LIABILITIES
Derivative instruments (b)
Capacity (c)	$9	$—	$—	$9
Executive deferred compensation plan liabilities
Life insurance contracts	1	—	1	—

	$10	$—	$1	$9

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the six months ended June 30, 2012.
(b)	The fair value of derivative assets and liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents derivatives associated with ACE SOCAs.

ACE

	Fair Value Measurements at December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Cash equivalents
Treasury fund	$114	$114	$—	$—

	$114	$114	$—	$—

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$1	$—	$1	$—

	$1	$—	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2011.

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

Level 3 – Pricing inputs that are significant and generally less observable than those from objective sources. Level 3 includes those financial instruments that are valued using models or other valuation methodologies.

Derivative instruments categorized as level 3 represent capacity under the SOCAs entered into by ACE.

ACE used a discounted cash flow methodology to estimate the fair value of the capacity derivatives embedded in the SOCAs. ACE utilized an external consulting firm to estimate annual zonal PJM capacity prices through the 2030-2031 auction. The capacity price forecast was based on various assumptions that impact the cost of constructing new generation facilities, including zonal load forecasts, zonal fuel and energy prices, generation capacity and transmission planning, and environmental legislation and regulation. ACE reviewed the assumptions and resulting capacity price forecast for reasonableness. ACE used the capacity price forecast to estimate future cash flows. A significant change in the forecasted prices would have a significant impact on the estimated fair value of the SOCAs. ACE employed a discount rate reflective of the estimated weighted average cost of capital for merchant generation companies since payments under the SOCAs are contingent on providing generation capacity.

ACE

The table below summarizes the primary unobservable input used to determine the fair value of ACE’s level 3 instruments and the range of values that could be used for the input as of June 30, 2012:

Type of Instrument	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range
	(millions of dollars)
Capacity contracts, net	$(1)	Discounted cash flow	Discount rate	5% - 9%

ACE used a value within this range as part of its fair value estimates. A significant change in the unobservable input within this range would have an insignificant impact on the reported fair value as of June 30, 2012.

A reconciliation of the beginning and ending balances of ACE’s fair value measurements using significant unobservable inputs (level 3) for the six months ended June 30, 2012 is shown below:

Capacity
Six Months Ended June 30,
2012
(millions of dollars)
Beginning balance as of January 1	$—
Total gains (losses) (realized and unrealized):
Included in income	—
Included in accumulated other comprehensive loss	—
Included in regulatory assets	(1)
Purchases	—
Issuances	—
Settlements	—
Transfers in (out) of level 3	—

Ending balance as of June 30	$(1)

Other Financial Instruments

The estimated fair values of ACE’s debt instruments that are measured at amortized cost in ACE’s consolidated financial statements and the associated level of the estimates within the fair value hierarchy as of June 30, 2012 are shown in the table below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

ACE

The fair value of Long-term debt categorized as level 3 is based on a discounted cash flow methodology using observable inputs, such as the U.S. Treasury yield, and unobservable inputs, such as credit spreads, because quoted prices for the debt or similar debt in active markets were insufficient.

	Fair Value Measurements at June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$1,017	$—	$888	$129
Transition Bonds issued by ACE Funding (b)	362	—	362	—

	$1,379	$—	$1,250	$129

(a)	The carrying amount for Long-term debt is $832 million as of June 30, 2012.
(b)	The carrying amount for Transition Bonds issued by ACE Funding, including amounts due within one year, is $314 million as of June 30, 2012.

The estimated fair values of ACE’s debt instruments at December 31, 2011 are shown below:

	December 31, 2011
	Carrying Amount	Fair Value
	(millions of dollars)
Long-term debt	$832	$1,003
Transition Bonds issued by ACE Funding	332	380

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

(12) COMMITMENTS AND CONTINGENCIES

General Litigation

In September 2011, an asbestos complaint was filed in the New Jersey Superior Court, Law Division, against ACE (among other defendants) asserting claims under New Jersey’s Wrongful Death and Survival statutes. The complaint, filed by the estate of a decedent who was the wife of a former employee of ACE, alleges that the decedent’s mesothelioma was caused by exposure to asbestos brought home by her husband on his work clothes. Unlike the other jurisdictions to which ACE’s affiliated utility subsidiaries are subject, New Jersey courts have recognized a cause of action against a premise owner in a so-called “take home” case if it can be shown that the harm was foreseeable. In this case, the complaint seeks recovery of an unspecified amount of damages, among other things, for the decedent’s past medical expenses, loss of earnings, and pain and suffering between the time of injury and death, and asserts a punitive damage claim. At this time, ACE has concluded that a loss is reasonably possible with respect to this matter, but ACE was unable to estimate an amount or range of reasonably possible loss because (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, and (iii) the matter involves facts that ACE believes are distinguishable from the facts of the “take home” cause of action recognized by the New Jersey courts.

ACE

Environmental Matters

ACE is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from ACE’s customers, environmental clean-up costs incurred by ACE generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of ACE described below at June 30, 2012 are summarized as follows:

	Legacy Generation - Regulated	Total
	(millions of dollars)
Beginning balance as of January 1	$1	$1
Accruals	—	—
Payments	—	—

Ending balance as of June 30	1	1
Less amounts in Other current	—	—

Amounts in Other deferred credits	$1	$1

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

ACE

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including ACE, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including ACE) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. Although ACE cannot at this time estimate an amount or range of reasonably possible losses to which it may be exposed, ACE does not believe that it had extensive business transactions, if any, with the Ward Transformer site and therefore, costs incurred to resolve this matter are not expected to be material.

(13) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to ACE for the three months ended June 30, 2012 and 2011 were approximately $28 million and $24 million, respectively. PHI Service Company costs directly charged or allocated to ACE for the six months ended June 30, 2012 and 2011 were approximately $56 million and $48 million, respectively.

In addition to the PHI Service Company charges described above, ACE’s consolidated financial statements include the following related party transactions in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
Expenses	2012	2011	2012	2011
	(millions of dollars)
Meter reading services provided by Millennium Account Services LLC (an ACE affiliate) (a)	$(1)	$(1)	$(2)	$(2)

(a)	Included in Other operation and maintenance expense.

As of June 30, 2012 and December 31, 2011, ACE had the following balances on its consolidated balance sheets due to related parties:

Liability	June 30, 2012	December 31, 2011
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(12)	$(12)
Other	(1)	(2)

Total	$(13)	$(14)

(a)	Included in Accounts payable due to associated companies.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained herein, as follows:

PEPCO HOLDINGS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pepco Holdings, Inc.

General Overview

Pepco Holdings, a Delaware corporation incorporated in 2001, is a holding company that, through its regulated public utility subsidiaries, is engaged primarily in the transmission, distribution and default supply of electricity and the distribution and supply of natural gas (Power Delivery). Through Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services), PHI provides energy savings performance contracting services, primarily to commercial, industrial and government customers and is in the process of winding down its competitive electricity and natural gas retail supply business. Each of Power Delivery and Pepco Energy Services constitutes a separate segment for financial reporting purposes. A third segment, Other Non-Regulated, consists of a portfolio of cross-border energy lease investments.

The following table sets forth the percentage contributions to consolidated operating revenue and consolidated operating income from continuing operations attributable to the Power Delivery, Pepco Energy Services and Other Non-Regulated segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Percentage of Consolidated Operating Revenue
Power Delivery	83%	77%	83%	77%
Pepco Energy Services	16%	22%	17%	22%
Other Non-Regulated	1%	1%	—	1%
Percentage of Consolidated Operating Income
Power Delivery	82%	67%	77%	72%
Pepco Energy Services	9%	6%	11%	8%
Other Non-Regulated	9%	27%	12%	20%
Percentage of Power Delivery Operating Revenue
Power Delivery Electric	98%	96%	95%	94%
Power Delivery Gas	2%	4%	5%	6%

Power Delivery

Power Delivery Electric consists primarily of the transmission, distribution and default supply of electricity, and Power Delivery Gas consists of the delivery and supply of natural gas. Power Delivery represents a single operating segment for financial reporting purposes.

Each utility comprising Power Delivery is a regulated public utility in the jurisdictions that comprise its service territory. Each utility is responsible for the distribution of electricity and, in the case of DPL, natural gas in its service territory, for which it is paid tariff rates established by the applicable local public service commission in each jurisdiction. Each utility also supplies electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive energy supplier. The regulatory term for this supply service is Standard Offer Service (SOS) in Delaware, the District of Columbia and Maryland, and Basic Generation Service (BGS) in New Jersey. In this quarterly report, these supply service obligations are referred to generally as Default Electricity Supply.

PEPCO HOLDINGS

Each of Pepco, DPL and ACE is responsible for the transmission of wholesale electricity into and across its service territory, and in the case of DPL, natural gas. The rates each utility is permitted to charge for the wholesale transmission of electricity are regulated by the Federal Energy Regulatory Commission (FERC). Transmission rates are updated annually based on a FERC-approved formula methodology.

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

Maryland Public Service Commission Rate Orders

On July 20, 2012, the Maryland Public Service Commission (MPSC) issued orders in response to Pepco’s and DPL’s applications with the MPSC seeking to increase their electric distribution base rates. See Note (7), “Regulatory Matters – Rate Proceedings” to the consolidated financial statements of PHI included herein and “Regulatory Lag” in this section below for a discussion of these rate cases. Pepco and DPL are currently reviewing the orders to determine what further actions, if any, they may seek to pursue.

As a result of these base rate cases, each of Pepco and DPL are rigorously reviewing their operating expenses and will take actions to reduce such expenses where necessary or appropriate. In this regard, a PHI-wide hiring freeze implemented in the second quarter of 2012 will be extended for the foreseeable future. Decisions by the MPSC in future rate cases which do not permit Pepco and DPL to recover their prudently incurred expenses on a timely basis could negatively impact their ability to earn reasonable rates of return on their investments in Maryland. Further, Pepco and DPL believe that their ability to maintain the current level of their reliability-related investments requires adequate recovery of expenditures for such investments in future base rate cases.

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

In 2011, PHI also initiated a program to improve Pepco’s emergency restoration efforts that included, among other initiatives, an expansion and enhancement of customer service capabilities. PHI has extended its reliability enhancement efforts to DPL and ACE.

In 2012, PHI has continued to focus on its reliability enhancement and emergency restoration improvement plans in all of its service territories.

PEPCO HOLDINGS

Blueprint for the Future

Each of PHI’s three utilities is participating in a PHI initiative referred to as “Blueprint for the Future.” The installation of smart meters (also known as advanced metering infrastructure (AMI)), is a key initiative of Blueprint for the Future. As of June 30, 2012, installation and activation of smart meters was complete for DPL electric customers in Delaware. Meter installation remains in progress for Pepco customers in both the District of Columbia and Maryland, with installation of residential meters expected to be complete in the third and fourth quarters of 2012, respectively. The respective public service commissions have approved the creation of regulatory assets to defer AMI costs between rate cases, as well as the accrual of a return on the deferred costs. Thus, these costs will be recovered through base rates in the future. In addition to the replacement of existing meters, the AMI system involves the construction of a wireless network across the service territories of PHI’s utility subsidiaries and the implementation and integration of new and existing information technology systems to collect and manage data made available by the advanced meters. The implementation of the AMI system involves a combination of technologies provided by multiple vendors.

On May 8, 2012, the MPSC issued an order permitting DPL to proceed with its deployment of an AMI system in Maryland and establish a regulatory asset for AMI system incremental costs. DPL intends to implement a customer education and communications plan in advance of its Maryland AMI deployment. Approval of AMI has been deferred for ACE in New Jersey.

In 2011, the DPSC approved DPL’s request to implement dynamic pricing for its Delaware customers. Dynamic pricing will reward SOS customers with lower rates for decreasing their energy use during those times when energy demand and, consequently, the cost of supplying electricity, are higher. Implementation for customers will be phased in between 2012 and 2014. For DPL’s Maryland customers, dynamic pricing has been approved in concept, with implementation to begin once AMI has been installed. In Pepco’s Maryland service territory, dynamic pricing has been approved in concept, with phase-in for residential customers beginning in 2012. In Pepco’s District of Columbia jurisdiction, proposals are pending with proposed phase-in for residential customers anticipated to begin in 2012. Dynamic pricing has been deferred for ACE’s customers in New Jersey.

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

In an effort to minimize the effects of regulatory lag, Pepco’s and DPL’s most recent Maryland base rate case filings included a request for MPSC approval of (i) a reliability investment recovery mechanism (RIM) to recover reliability-related capital expenditures incurred between base rate cases and (ii) the use by Pepco and DPL of fully forecasted test years in future base rate cases. See Note (7), “Regulatory Matters – Rate Proceedings” to the consolidated financial statements of PHI for a discussion of each of these mechanisms. In both the Pepco and DPL base rate case orders, the MPSC did not approve Pepco’s and DPL’s requests to implement the RIM and did not endorse the use by Pepco and DPL of fully forecasted test years in future rate cases. However, the MPSC did permit an adjustment to the rate base of Pepco and DPL to reflect the actual cost of reliability plant additions outside the test year.

Each of PHI’s utility subsidiaries will continue to seek cost recovery and tracking mechanisms from applicable public service commissions to reduce the effects of regulatory lag. For example, Pepco, DPL and ACE have proposed regulatory lag mitigation mechanisms which remain pending in various regulatory proceedings. See Note (7), “Regulatory Matters” to the consolidated financial statements of PHI included herein. There can be no assurance that these proposals or any other attempts by PHI’s utility subsidiaries to mitigate regulatory lag will be approved, or that even if approved, the rate recovery mechanisms or base rate cases will fully ameliorate the effects of regulatory lag. Until such time as these proposed mechanisms or any alternative mechanisms are approved, PHI’s utility subsidiaries plan to file rate cases at least annually in an effort to align more closely the revenue and related cash flow levels of PHI’s utility subsidiaries with other operation and maintenance spending and capital investments. In light of the MPSC’s decisions in the most recent Pepco and DPL base rate cases, each of Pepco and DPL intends to file its next electric distribution base rate case with the MPSC in the fourth quarter of 2012.

Storm Restoration Costs

On June 29, 2012, the respective service territories of Pepco, DPL and ACE were affected by a rapidly moving thunderstorm with hurricane-force winds, known as a “derecho,” which resulted in widespread customer outages in each of the service territories. The derecho caused extensive damage to the electric

PEPCO HOLDINGS

transmission and distribution systems of Pepco, DPL and ACE. Storm restoration activity commenced immediately following the storm and continued into July 2012, with the majority of the incremental storm restoration costs occurring after the end of the second quarter of 2012. The total incremental storm restoration costs of PHI associated with the derecho are currently estimated to range between $70 million and $85 million. This range was developed using estimates of costs related to mutual assistance and contractor services, materials and supplies, and other expenses, and actual costs may vary from these estimates. A portion of the costs will be expensed with the balance being charged to capital. A portion of the costs expensed will be deferred as regulatory assets to reflect the probable recovery of these storm costs in Maryland and New Jersey. PHI’s utility subsidiaries will be pursuing recovery of the incremental storm restoration costs in their respective jurisdictions during the next cycle of distribution base rate cases.

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

Pepco Energy Services has been focused since 2010 on growing its energy efficiency services business in the federal, state and local government sectors. Market activity in the state and local government markets, which are Pepco Energy Services’ largest market segments, has slowed in 2012, driven by, among other factors, lower energy prices that have lessened the economic benefits of energy efficiency projects and the reluctance of state and local governments to incur new debt associated with energy efficiency projects. Given the slowdown in the state and local government markets, Pepco Energy Services believes that new business in this sector will remain challenged in the near-term and, consequently, Pepco Energy Services is slowing resource growth and geographic expansion in the energy efficiency services business, while focusing its existing resources on developing business in the federal government sector and continuing to pursue combined heat and power projects.

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

From time to time, PHI is required to guarantee the obligations of Pepco Energy Services under certain of its energy efficiency and combined heat and power contracts. At June 30, 2012, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $147 million. See Note (15), “Commitments and Contingencies – Energy Savings Performance and Construction Contracts,” to the consolidated financial statements of PHI.

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

PEPCO HOLDINGS

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

To effectuate the wind-down, Pepco Energy Services is continuing to fulfill all of its commercial and regulatory obligations and perform its customer service functions to ensure that it meets the needs of its existing customers, but is not entering into any new retail energy supply contracts. Operating revenues related to the retail energy supply business for the three months ended June 30, 2012 and 2011 were $112 million and $233 million, respectively, and operating income for the same periods was $16 million and $4 million, respectively. Operating revenues related to the retail energy supply business for the six months ended June 30, 2012 and 2011 were $273 million and $543 million, respectively, and operating income for the same periods was $31 million and $16 million, respectively.

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

In connection with the operation of the retail energy supply business, as of June 30, 2012 and December 31, 2011, Pepco Energy Services had collateral pledged to counterparties primarily for the instruments it uses to hedge commodity price risk of approximately $62 million and $113 million, respectively. The collateral pledged as of June 30, 2012 included less than $1 million in the form of letters of credit and $61 million posted in cash. Pepco Energy Services does not expect to have any such collateral obligations beyond June 1, 2014.

Pepco Energy Services’ remaining businesses will not be affected by the wind-down of the retail energy supply business.

Pepco Energy Services deactivated its Buzzard Point oil-fired generation facility on May 31, 2012, and its Benning Road oil-fired generation facility on June 30, 2012.

Other Non-Regulated

Through its subsidiary Potomac Capital Investment Corporation and its subsidiaries, PHI maintains a portfolio of cross-border energy lease investments with a book value at June 30, 2012 of approximately $1.4 billion. This activity constitutes a third operating segment, which is designated as “Other Non-Regulated,” for financial reporting purposes. For a discussion of PHI’s cross-border energy lease investments, see Note (8), “Leasing Activities – Investment in Finance Leases Held in Trust,” and Note (15), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments,” to the consolidated financial statements of PHI.

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

PEPCO HOLDINGS

The disposition of all of Conectiv Energy’s remaining assets and businesses not included in the Calpine sale, including its load service supply contracts, energy hedging portfolio and certain tolling agreements, is complete. The former operations of Conectiv Energy, which previously comprised a separate segment for financial reporting purposes, have been classified as a discontinued operation in PHI’s consolidated financial statements, and the business is no longer treated as a separate segment for financial reporting purposes. Accordingly, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to continuing operations exclude the operations of the former Conectiv Energy segment.

Earnings Overview

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net income from continuing operations for the three months ended June 30, 2012 was $62 million, or $0.27 per share, compared to $95 million, or $0.42 per share, for the three months ended June 30, 2011.

Net loss from discontinued operations for the three months ended June 30, 2011 was $1 million, or less than one cent per share.

Net income for the three months ended June 30, 2012 and 2011, by operating segment, is set forth in the table below (in millions of dollars):

	2012	2011	Change
Power Delivery	$54	$72	$(18)
Pepco Energy Services	8	8	—
Other Non-Regulated	7	19	(12)
Corporate and Other	(7)	(4)	(3)

Net Income from Continuing Operations	62	95	(33)
Discontinued Operations	—	(1)	1

Total PHI Net Income	$62	$94	$(32)

Discussion of Operating Segment Net Income Variances:

Power Delivery’s $18 million decrease in earnings was primarily due to the following:

•

A decrease of $12 million primarily due to income tax benefits recognized in 2011 related to an audit settlement with the Internal Revenue Service (IRS) for tax years 1996 through 2002, and a reallocation of deposits with the IRS with respect to tax liabilities in the settlement years and subsequent years.

•

A decrease of $12 million due to higher operation and maintenance expenses, primarily associated with higher employee-related costs and customer service and system support costs in 2012 and a reduction in self-insurance reserves in 2011.

•	An increase of $5 million from higher transmission revenue primarily attributable to higher rates effective June 1, 2012 and June 1, 2011, related to increases in transmission plant investment.

PEPCO HOLDINGS

Pepco Energy Services’ earnings were unchanged primarily due to the on-going wind-down of the retail energy supply business and lower Energy Services project activity, offset by higher mark-to-market losses on derivative contracts in 2011.

Other Non-Regulated’s $12 million decrease in earnings was primarily due to favorable income tax adjustments related to uncertain and effectively settled income tax positions in 2011 and the gain on the early termination of certain cross-border energy leases in 2011.

Corporate and Other’s $3 million increase in net loss was primarily due to unfavorable 2012 income tax adjustments related to the New Jersey Corporation Business Tax audit for tax years 2004 through 2009.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income from continuing operations for the six months ended June 30, 2012 was $130 million, or $0.57 per share, compared to $157 million, or $0.69 per share, for the six months ended June 30, 2011.

Net income from discontinued operations for the six months ended June 30, 2011 was $1 million, or $0.01 per share.

Net income for the six months ended June 30, 2012 and 2011, by operating segment, is set forth in the table below (in millions of dollars):

	2012	2011	Change
Power Delivery	$101	$119	$(18)
Pepco Energy Services	18	18	—
Other Non-Regulated	17	25	(8)
Corporate and Other	(6)	(5)	(1)

Net Income from Continuing Operations	130	157	(27)
Discontinued Operations	—	1	(1)

Total PHI Net Income	$130	$158	$(28)

Discussion of Operating Segment Net Income Variances:

Power Delivery’s $18 million decrease in earnings is primarily due to the following:

•

A decrease of $16 million due to higher operation and maintenance expenses, primarily associated with higher customer service and system support costs, increased system maintenance and reliability costs and higher employee-related costs in 2012, partially offset by a reduction in self-insurance reserves in 2011 and higher storm restoration costs in 2011.

•	A decrease of $7 million due to lower distribution sales, primarily from the effect of milder weather during the 2012 period, as compared to 2011.

•	A decrease of $3 million due to higher interest expense related to the ACE First Mortgage Bonds issued in April 2011.

•

A decrease of $2 million primarily due to income tax benefits recognized in 2011 related to an audit settlement with the IRS for tax years 1996 through 2002, and a reallocation of deposits with the IRS with respect to tax liabilities in the settlement years and subsequent years, partially offset by 2012 federal and state income tax adjustments resulting from changes in estimates and interest related to uncertain and effectively settled income tax positions.

PEPCO HOLDINGS

•

A decrease of $2 million associated with lower Default Electricity Supply margins for Pepco, primarily due to the approval by the District of Columbia Public Service Commission (DCPSC) of a favorable adjustment in 2011 that provides for recovery of higher cash working capital costs.

•	An increase of $8 million from higher transmission revenue primarily attributable to higher rates effective June 1, 2012 and June 1, 2011, related to increases in transmission plant investment.

•	An increase of $4 million from electric (DPL Maryland) and gas (DPL Delaware) distribution rate increases in 2011.

Pepco Energy Services’ earnings were unchanged primarily due to the on-going wind-down of the retail energy supply business and lower Energy Services project activity, offset by higher mark-to-market losses on derivative contracts in 2011.

Other Non-Regulated’s $8 million decrease in earnings was primarily due to favorable income tax adjustments related to uncertain and effectively settled income tax positions in 2011 and the gain on the early termination of certain cross-border energy leases in 2011.

Corporate and Other’s $1 million increase in net loss is primarily due to unfavorable income tax adjustments in 2012 related to the New Jersey Corporation Business Tax audit for tax years 2004 through 2009, partially offset by pension and other postretirement benefits actuarial true-up adjustments.

Net income from discontinued operations of $1 million for the six months ended June 30, 2011 was primarily related to adjustments to certain accrued expenses for obligations associated with the sale of the wholesale power generation business to Calpine. These adjustments were made to reflect the actual amounts paid to Calpine during the first quarter of 2011. Net income from discontinued operations also includes an after-tax gain of $1 million arising from the sale of a tolling agreement in May 2011.

Consolidated Results of Operations

The following results of operations discussion compares the three months ended June 30, 2012, to the three months ended June 30, 2011. All amounts in the tables (except sales and customers) are in millions of dollars.

Continuing Operations

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2012	2011	Change
Power Delivery	$984	$1,093	$(109)
Pepco Energy Services	185	311	(126)
Other Non-Regulated	14	14	—
Corporate and Other	(4)	(6)	2

Total Operating Revenue	$1,179	$1,412	$(233)

PEPCO HOLDINGS

Power Delivery Business

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2012	2011	Change
Regulated T&D Electric Revenue	$472	$455	$17
Default Electricity Supply Revenue	474	582	(108)
Other Electric Revenue	14	17	(3)

Total Electric Operating Revenue	960	1,054	(94)

Regulated Gas Revenue	19	26	(7)
Other Gas Revenue	5	13	(8)

Total Gas Operating Revenue	24	39	(15)

Total Power Delivery Operating Revenue	$984	$1,093	$(109)

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

Regulated T&D Electric

	2012	2011	Change
Regulated T&D Electric Revenue
Residential	$154	$154	$—
Commercial and industrial	230	223	7
Transmission and other	88	78	10

Total Regulated T&D Electric Revenue	$472	$455	$17

PEPCO HOLDINGS

	2012	2011	Change
Regulated T&D Electric Sales (Gigawatt hours (GWh))
Residential	3,571	3,855	(284)
Commercial and industrial	7,807	7,913	(106)
Transmission and other	57	55	2

Total Regulated T&D Electric Sales	11,435	11,823	(388)

	2012	2011	Change
Regulated T&D Electric Customers (in thousands)
Residential	1,638	1,635	3
Commercial and industrial	199	198	1
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,839	1,835	4

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

Regulated T&D Electric Revenue increased by $17 million primarily due to:

•

An increase of $9 million in transmission revenue primarily attributable to higher rates effective June 1, 2012 and June 1, 2011 related to increases in transmission plant investment and operating expenses.

•

An increase of $5 million primarily due to a Renewable Portfolio Surcharge in Delaware effective June 2012 (which is substantially offset by a corresponding increase in Fuel and Purchased Energy and Depreciation and Amortization).

•

An increase of $4 million due to EmPower Maryland (a demand side management program) rate increases in February 2012 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $3 million due to a DPL distribution rate increase in Maryland effective July 2011.

The aggregate amount of these increases was partially offset by a decrease of $3 million due to lower pass-through revenue (which is substantially offset by a corresponding decrease in Other Taxes) primarily the result of lower sales that resulted in decreases in Montgomery County, Maryland and District of Columbia utility taxes that are collected by Pepco on behalf of the jurisdictions.

PEPCO HOLDINGS

Default Electricity Supply

	2012	2011	Change
Default Electricity Supply Revenue
Residential	$314	$376	$(62)
Commercial and industrial	135	165	(30)
Other	25	41	(16)

Total Default Electricity Supply Revenue	$474	$582	$(108)

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale by ACE in the PJM regional transmission organization (PJM RTO) market of energy and capacity purchased under contracts with unaffiliated non-utility generators (NUGs), and (ii) revenue from transmission enhancement credits.

	2012	2011	Change
Default Electricity Supply Sales (GWh)
Residential	2,982	3,401	(419)
Commercial and industrial	1,402	1,495	(93)
Other	14	18	(4)

Total Default Electricity Supply Sales	4,398	4,914	(516)

	2012	2011	Change
Default Electricity Supply Customers (in thousands)
Residential	1,399	1,475	(76)
Commercial and industrial	133	141	(8)
Other	—	1	(1)

Total Default Electricity Supply Customers	1,532	1,617	(85)

Default Electricity Supply Revenue decreased by $108 million primarily due to:

•	A net decrease of $37 million as a result of lower Pepco and DPL Default Electricity Supply rates, partially offset by higher ACE rates.

•	A decrease of $25 million due to lower non-weather related average customer usage.

•	A decrease of $25 million due to lower sales, primarily as a result of customer migration to competitive suppliers.

•	A decrease of $16 million in wholesale energy and capacity resale revenues primarily due to the sale at lower market prices of electricity and capacity purchased from NUGs.

•	A decrease of $7 million due to lower sales as a result of milder weather during the 2012 spring months, as compared to 2011.

Total Default Electricity Supply Revenue for the three months ended June 30, 2012 includes an increase of $3 million in unbilled revenue attributable to ACE’s BGS ($2 million increase in net income), primarily due to higher non-weather related average customer usage and higher Default Electricity Supply rates during the unbilled revenue period at June 30, 2012 as compared to the corresponding period in 2011. Under the BGS terms approved by the New Jersey Board of Public Utilities (NJBPU), ACE’s BGS unbilled revenue is not included in the deferral calculation until it is billed to customers, and therefore has an impact on the results of operations in the period during which it is accrued.

PEPCO HOLDINGS

Regulated Gas

	2012	2011	Change
Regulated Gas Revenue
Residential	$10	$16	$(6)
Commercial and industrial	7	8	(1)
Transportation and other	2	2	—

Total Regulated Gas Revenue	$19	$26	$(7)

	2012	2011	Change
Regulated Gas Sales (billion cubic feet)
Residential	1	1	—
Commercial and industrial	—	1	(1)
Transportation and other	1	1	—

Total Regulated Gas Sales	2	3	(1)

	2012	2011	Change
Regulated Gas Customers (in thousands)
Residential	114	114	—
Commercial and industrial	9	9	—
Transportation and other	—	—	—

Total Regulated Gas Customers	123	123	—

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

Regulated Gas Revenue decreased by $7 million primarily due to:

•

A decrease of $3 million due to a revenue adjustment recorded in June 2012 for a reduction in the estimate of gas sold but not yet billed to customers (which is partially offset by a decrease in Fuel and Purchased Energy).

•	A decrease of $2 million due to lower non-weather related customer usage.

•	A decrease of $1 million due to a Gas Cost Rate decrease effective November 2011.

Other Gas Revenue

Other Gas Revenue decreased by $8 million primarily due to lower average prices, and lower volumes, for off-system sales to electric generators and gas marketers.

Pepco Energy Services

Pepco Energy Services’ operating revenue decreased by $126 million primarily due to:

•	A decrease of $119 million due to lower retail supply sales volume primarily attributable to the ongoing wind-down of the retail energy supply business.

•	A decrease of $7 million due to lower generation and capacity revenues resulting from the deactivation of its generating facilities during the second quarter of 2012.

PEPCO HOLDINGS

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:

	2012	2011	Change
Power Delivery	$458	$584	$(126)
Pepco Energy Services	144	272	(128)
Corporate and Other	2	(1)	3

Total	$604	$855	$(251)

Power Delivery Business

Power Delivery’s Fuel and Purchased Energy consists of the cost of electricity and natural gas purchased by its utility subsidiaries to fulfill their respective Default Electricity Supply and Regulated Gas obligations and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of natural gas purchased for off-system sales. Fuel and Purchased Energy expense decreased by $126 million primarily due to:

•	A decrease of $59 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $43 million primarily due to customer migration to competitive suppliers.

•	A decrease of $8 million in the cost of gas purchases for off-system sales as a result of lower volumes purchased and lower average gas prices.

•	A decrease of $6 million due to lower electricity sales primarily as a result of milder weather during the spring months of 2012, as compared to the corresponding periods in 2011.

•	A decrease of $4 million in the cost of gas purchases for on-system sales primarily as a result of lower average gas prices.

•

A decrease of $4 million in deferred electricity expense resulting from an adjustment recorded by DPL in June 2012 related to the under-recognition of allowed revenues on Default Electricity Supply procurement and transmission taxes in Delaware.

•

A decrease of $2 million in deferred natural gas expense as a result of an adjustment recorded in June 2012 for a reduction in the estimate of gas sold but not yet billed to customers (which is offset by a decrease in Regulated Gas Revenue).

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy and Other Services Cost of Sales decreased $128 million primarily due to lower volumes of electricity and gas purchased to serve decreased retail supply sales volume as a result of the ongoing wind-down of the retail energy supply business.

PEPCO HOLDINGS

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2012	2011	Change
Power Delivery	$219	$197	$22
Pepco Energy Services	19	21	(2)
Other Non-Regulated	2	—	2
Corporate and Other	(16)	(9)	(7)

Total	$224	$209	$15

Other Operation and Maintenance expense for Power Delivery increased by $22 million primarily due to:

•	An increase of $10 million in employee-related costs, primarily associated with a $7 million increase in pension expense.

•

An increase of $5 million resulting from a decrease in deferred cost adjustments associated with DPL Default Electricity Supply. These deferred cost adjustments were primarily due to the under-recognition of allowed returns on working capital in 2011 and allowed returns on net uncollectible accounts in 2012.

•	An increase of $4 million due to a 2011 reduction in self-insurance reserves for general and auto liability claims.

•	An increase of $3 million primarily due to increased customer support service and system support costs.

•	An increase of $2 million in emergency restoration costs.

•	An increase of $2 million in expenses related to regulatory filings.

The aggregate amount of these increases was partially offset by:

•	A decrease of $3 million associated with lower tree trimming and preventative maintenance costs due to the accelerated efforts made in 2011 to improve reliability.

•	A decrease of $2 million in bad debt expenses.

In the third quarter of 2012, as a result of the MPSC’s order in Pepco’s most recent electric distribution base rate case, $8.8 million of incremental storm restoration costs incurred by Pepco in the first quarter of 2011 and previously expensed through Other Operation and Maintenance expense in 2011 will be reversed and deferred as a regulatory asset. This regulatory asset is to be recovered in electric distribution rates over five years.

Depreciation and Amortization

Depreciation and Amortization expenses increased by $6 million to $111 million in 2012 from $105 million in 2011 primarily due to:

•	An increase of $5 million due to utility plant additions.

•

An increase of $4 million in amortization of regulatory assets primarily due to an EmPower Maryland surcharge rate increase effective February 2012 (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $2 million in amortization of AMI projects.

PEPCO HOLDINGS

The aggregate amount of these increases was partially offset by a decrease of $5 million in amortization of stranded costs as the result of lower revenue due to rate decreases effective October 2011 for the ACE Transition Bond Charge and Market Transition Charge Tax (partially offset in Default Electricity Supply Revenue).

The MPSC reduced the depreciation rates for Pepco and DPL in the most recent electric distribution base rate cases for Pepco and DPL, which is expected to result in lower annual Depreciation and Amortization expense of approximately $31.4 million beginning on July 20, 2012.

Other Taxes

Other Taxes decreased by $4 million to $105 million in 2012 from $109 million in 2011. The decrease was primarily due to lower sales that resulted in a decrease in utility taxes that are collected and passed through by Power Delivery (substantially offset by a corresponding decrease in Regulated T&D Electric Revenue).

Gain on Early Termination of Finance Leases Held in Trust

PHI’s operating expenses include a $39 million pre-tax gain for the three months ended June 30, 2011 associated with the early termination of several leases included in its cross-border energy lease portfolio.

Deferred Electric Service Costs

Deferred Electric Service Costs, which relate only to ACE, represent (i) the over or under recovery of electricity costs incurred by ACE to fulfill its Default Electricity Supply obligation and (ii) the over or under recovery of New Jersey Societal Benefit Program costs incurred by ACE. The cost of electricity purchased is reported under Fuel and Purchased Energy and the corresponding revenue is reported under Default Electricity Supply Revenue. The cost of New Jersey Societal Benefit Programs is reported under Other Operation and Maintenance expense and the corresponding revenue is reported under Regulated T&D Electric Revenue.

Deferred Electric Service Costs increased by $9 million, to an expense reduction of $20 million in 2012 as compared to an expense reduction of $29 million in 2011, primarily as a result of higher Default Electricity Supply revenue rates, partially offset by higher electricity supply costs.

Impairment Losses

PHI’s operating expenses include impairment losses of $3 million for the three months ended June 30, 2012, associated primarily with its investment in a landfill gas-fired electric generation facility owned and operated by Pepco Energy Services. During the second quarter, Pepco Energy Services performed a long-lived asset impairment test on the facility as a result of a sustained decline in energy prices, and the facility was written down to its estimated fair value because the future expected cash flows of the facility were not sufficient to provide recovery of the facility’s carrying value.

Income Tax Expense

PHI’s income tax expense decreased by $19 million to $35 million in 2012 from $54 million in 2011. PHI’s consolidated effective tax rates for the three months ended June 30, 2012 and 2011 were 36.1% and 36.2%, respectively. The effective tax rates for the three months ended June 30, 2012 and 2011 were substantially the same, however, the rate for 2011 reflects the reversal of income tax benefits associated with cross-border energy lease investments in the second quarter of 2011, offset by benefits recorded in 2011 in connection with estimates and interest related to uncertain and effectively settled tax positions, as described further below.

As discussed further in Note (8), “Leasing Activities,” during the second quarter of 2011, PHI terminated its interest in certain cross-border energy leases early. As a result of the early terminations, PHI reversed $22 million of previously recognized income tax benefits associated with those leases which will not be realized due to the early termination.

PEPCO HOLDINGS

In the second quarter of 2011, PHI reached a settlement with the IRS with respect to interest due on its federal tax liabilities related to the tax years 1996 through 2002. In connection with this agreement, PHI reallocated certain amounts that had been on deposit with the IRS since 2006 among liabilities in the settlement years and subsequent years. Primarily related to the settlement and reallocations, PHI recorded an additional tax benefit in the amount of $17 million (after-tax) in the second quarter of 2011.

Also in the second quarter of 2011, PHI received refunds of approximately $5 million and recorded tax benefits of approximately $4 million (after-tax) related to the filing of amended state tax returns. These amended returns reduced state taxable income due to an increase in tax basis reported on certain prior years’ asset dispositions.

The following results of operations discussion compares the six months ended June 30, 2012, to the six months ended June 30, 2011. All amounts in the tables (except sales and customers) are in millions of dollars.

Continuing Operations

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2012	2011	Change
Power Delivery	$2,039	$2,342	$(303)
Pepco Energy Services	413	688	(275)
Other Non-Regulated	27	28	(1)
Corporate and Other	(8)	(8)	—

Total Operating Revenue	$2,471	$3,050	$(579)

Power Delivery Business

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2012	2011	Change
Regulated T&D Electric Revenue	$924	$907	$17
Default Electricity Supply Revenue	986	1,261	(275)
Other Electric Revenue	31	33	(2)

Total Electric Operating Revenue	1,941	2,201	(260)

Regulated Gas Revenue	84	117	(33)
Other Gas Revenue	14	24	(10)

Total Gas Operating Revenue	98	141	(43)

Total Power Delivery Operating Revenue	$2,039	$2,342	$(303)

PEPCO HOLDINGS

Regulated T&D Electric

	2012	2011	Change
Regulated T&D Electric Revenue
Residential	$316	$322	$(6)
Commercial and industrial	431	425	6
Transmission and other	177	160	17

Total Regulated T&D Electric Revenue	$924	$907	$17

	2012	2011	Change
Regulated T&D Electric Sales (GWh)
Residential	7,766	8,630	(864)
Commercial and industrial	14,888	15,218	(330)
Transmission and other	125	123	2

Total Regulated T&D Electric Sales	22,779	23,971	(1,192)

	2012	2011	Change
Regulated T&D Electric Customers (in thousands)
Residential	1,638	1,635	3
Commercial and industrial	199	198	1
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,839	1,835	4

Regulated T&D Electric Revenue increased by $17 million primarily due to:

•

An increase of $16 million in transmission revenue primarily attributable to higher Pepco and DPL rates effective June 1, 2012 and June 1, 2011 related to increases in transmission plant investment and operating expenses.

•

An increase of $7 million due to EmPower Maryland (a demand side management program) rate increases in February 2012 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $6 million due to a DPL distribution rate increase in Maryland effective July 2011.

•	An increase of $4 million due to Pepco customer growth in 2012, primarily in the commercial class.

•

An increase of $4 million primarily due to a Renewable Portfolio Surcharge in Delaware effective June 2012 (which is substantially offset by a corresponding increase in Fuel and Purchased Energy and Depreciation and Amortization).

The aggregate amount of these increases was partially offset by:

•	A decrease of $7 million due to lower sales at DPL and ACE as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

•

A decrease of $7 million due to lower pass-through revenue (which is substantially offset by a corresponding decrease in Other Taxes) primarily as a result of lower sales that resulted in decreases in Montgomery County, Maryland and District of Columbia utility taxes collected by Pepco on behalf of the jurisdictions.

•	A decrease of $6 million due to lower non-weather related average customer usage at DPL and ACE.

PEPCO HOLDINGS

Default Electricity Supply

	2012	2011	Change
Default Electricity Supply Revenue
Residential	$672	$845	$(173)
Commercial and industrial	265	333	(68)
Other	49	83	(34)

Total Default Electricity Supply Revenue	$986	$1,261	$(275)

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale by ACE in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs, and (ii) revenue from transmission enhancement credits.

	2012	2011	Change
Default Electricity Supply Sales (GWh)
Residential	6,560	7,699	(1,139)
Commercial and industrial	2,795	3,053	(258)
Other	29	37	(8)

Total Default Electricity Supply Sales	9,384	10,789	(1,405)

	2012	2011	Change
Default Electricity Supply Customers (in thousands)
Residential	1,399	1,475	(76)
Commercial and industrial	133	141	(8)
Other	—	1	(1)

Total Default Electricity Supply Customers	1,532	1,617	(85)

Default Electricity Supply Revenue decreased by $275 million primarily due to:

•	A net decrease of $88 million as a result of lower Pepco and DPL Default Electricity Supply rates, partially offset by higher ACE rates.

•	A decrease of $65 million due to lower sales, primarily as a result of customer migration to competitive suppliers.

•	A decrease of $52 million due to lower sales as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

•	A decrease of $35 million due to lower non-weather related average customer usage.

•	A decrease of $34 million in wholesale energy and capacity resale revenues primarily due to the sale at lower market prices of electricity and capacity purchased from NUGs.

•

A decrease of $3 million resulting from the recognition in March 2011 of $3 million of DCPSC-approved revenues for the recovery of retroactive cash working capital costs incurred by Pepco in prior periods.

PEPCO HOLDINGS

Regulated Gas

	2012	2011	Change
Regulated Gas Revenue
Residential	$53	$73	$(20)
Commercial and industrial	26	39	(13)
Transportation and other	5	5	—

Total Regulated Gas Revenue	$84	$117	$(33)

	2012	2011	Change
Regulated Gas Sales (billion cubic feet)
Residential	4	5	(1)
Commercial and industrial	2	3	(1)
Transportation and other	3	4	(1)

Total Regulated Gas Sales	9	12	(3)

	2012	2011	Change
Regulated Gas Customers (in thousands)
Residential	114	114	—
Commercial and industrial	9	9	—
Transportation and other	—	—	—

Total Regulated Gas Customers	123	123	—

Regulated Gas Revenue decreased by $33 million primarily due to:

•	A decrease of $18 million due to lower sales primarily as a result of milder weather during the winter months of 2012, as compared to 2011.

•	A decrease of $9 million due to lower non-weather related average customer usage.

•

A decrease of $4 million due to a revenue adjustment recorded in June 2012 for a reduction in the estimate of gas sold but not yet billed to customers (which is partially offset by a decrease in Fuel and Purchased Energy).

•	A decrease of $2 million due to a Gas Cost Rate decrease effective November 2011.

Other Gas Revenue

Other Gas Revenue decreased by $10 million primarily due to lower average prices and lower volumes for off-system sales to electric generators and gas marketers.

Pepco Energy Services

Pepco Energy Services’ operating revenue decreased by $275 million primarily due to:

•	A decrease of $266 million due to lower retail supply sales volume primarily attributable to the ongoing wind-down of the retail energy supply business.

•	A decrease of $10 million due to lower generation and capacity revenues resulting from the deactivation of its generating facilities during the second quarter of 2012.

PEPCO HOLDINGS

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:

	2012	2011	Change
Power Delivery	$1,001	$1,290	$(289)
Pepco Energy Services	331	607	(276)
Corporate and Other	1	—	1

Total	$1,333	$1,897	$(564)

Power Delivery Business

Power Delivery’s Fuel and Purchased Energy consists of the cost of electricity and natural gas purchased by its utility subsidiaries to fulfill their respective Default Electricity Supply and Regulated Gas obligations and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of natural gas purchased for off-system sales. Fuel and Purchased Energy expense decreased by $289 million primarily due to:

•	A decrease of $112 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $79 million primarily due to customer migration to competitive suppliers.

•	A decrease of $45 million due to lower electricity sales primarily as a result of milder weather during the winter and spring months of 2012, as compared to the corresponding periods in 2011.

•	A decrease of $18 million in the cost of gas purchases for on-system sales as a result of lower average gas prices and lower volumes purchased.

•

A decrease of $14 million in deferred electricity expense primarily due to lower Default Electricity Supply revenue rates, which resulted in a lower rate of recovery of Default Electricity Supply costs.

•	A decrease of $9 million in the cost of gas purchases for off-system sales as a result of lower average gas prices and lower volumes purchased.

•

A decrease of $4 million in deferred electricity expense resulting from an adjustment recorded by DPL in June 2012 related to the under-recognition of allowed revenues on Default Electricity Supply procurement and transmission taxes in Delaware.

•

A decrease of $2 million in deferred natural gas expense as a result of an adjustment recorded in June 2012 for a reduction in the estimate of gas sold but not yet billed to customers (which is offset by a decrease in Regulated Gas Revenue).

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy and Other Services Cost of Sales decreased $276 million primarily due to lower volumes of electricity and gas purchased to serve decreased retail supply sales volume as a result of the ongoing wind-down of the retail energy supply business.

PEPCO HOLDINGS

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2012	2011	Change
Power Delivery	$443	$419	$24
Pepco Energy Services	37	42	(5)
Other Non-Regulated	2	2	—
Corporate and Other	(33)	(20)	(13)

Total	$449	$443	$6

Other Operation and Maintenance expense for Power Delivery increased by $24 million primarily due to:

•	An increase of $10 million in customer support service and system support costs.

•	An increase of $10 million in employee-related costs, primarily associated with a $6 million increase in pension expense.

•

An increase of $5 million resulting from a decrease in deferred cost adjustments associated with DPL Default Electricity Supply. The deferred cost adjustments were primarily due to the under-recognition of allowed returns on working capital in 2011 and allowed returns on net uncollectible accounts in 2012.

•	An increase of $5 million associated with increased tree trimming and preventative maintenance costs.

•	An increase of $5 million in expenses related to regulatory filings.

•	An increase of $4 million due to a 2011 reduction in self-insurance reserves for general and auto liability claims.

•	An increase of $2 million in communication costs.

The aggregate amount of these increases was partially offset by:

•	A decrease of $15 million in emergency restoration costs, which were higher in 2011 largely due to the severe winter storm in January 2011.

•	A decrease of $5 million in bad debt expenses.

In the third quarter of 2012, as a result of the MPSC’s order in Pepco’s most recent electric distribution base rate case, $8.8 million of incremental storm restoration costs incurred by Pepco in the first quarter of 2011 and previously expensed through Other Operation and Maintenance expense in 2011 will be reversed and deferred as a regulatory asset. This regulatory asset is to be recovered in electric distribution rates over five years.

Depreciation and Amortization

Depreciation and Amortization expenses increased by $11 million to $221 million in 2012 from $210 million in 2011 primarily due to:

•	An increase of $9 million due to utility plant additions.

•

An increase of $7 million in amortization of regulatory assets primarily due to an EmPower Maryland surcharge rate increase effective February 2012 (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $4 million in amortization of AMI projects.

PEPCO HOLDINGS

The aggregate amount of these increases was partially offset by a decrease of $10 million in amortization of stranded costs as the result of lower revenue due to rate decreases effective October 2011 for the ACE Transition Bond Charge and Market Transition Charge Tax (partially offset in Default Electricity Supply Revenue).

The MPSC reduced the depreciation rates for Pepco and DPL in the most recent electric distribution base rate cases for Pepco and DPL, which is expected to result in lower annual Depreciation and Amortization expense of approximately $31.4 million beginning on July 20, 2012.

Other Taxes

Other Taxes decreased by $11 million to $209 million in 2012 from $220 million in 2011. The decrease was primarily due to:

•

A decrease of $8 million, primarily due to lower sales that resulted in a decrease in utility taxes that are collected and passed through by Power Delivery (substantially offset by a corresponding decrease in Regulated T&D Electric Revenue).

•

A decrease of $3 million in the ACE Transitional Energy Facility Assessment tax accruals due to a rate decrease effective January 2012 (partially offset by a corresponding decrease in Regulated T&D Electric Revenue).

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

Deferred Electric Service Costs decreased by $3 million, to an expense reduction of $35 million in 2012 as compared to an expense reduction of $32 million in 2011, primarily as a result of higher electricity supply costs, partially offset by higher Default Electricity Supply revenue rates.

Impairment Losses

PHI’s operating expenses include impairment losses of $3 million for the six months ended June 30, 2012, associated primarily with its investment in a landfill gas-fired electric generation facility owned and operated by Pepco Energy Services. During the second quarter, Pepco Energy Services performed a long-lived asset impairment test on the facility as a result of a sustained decline in energy prices, and the facility was written down to its estimated fair value because the future expected cash flows of the facility were not sufficient to provide recovery of the facility’s carrying value.

PEPCO HOLDINGS

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $6 million to a net expense of $112 million in 2012 from a net expense of $106 million in 2011. The increase was primarily due to:

•	An increase of $5 million in interest expense, primarily associated with higher long-term debt in Pepco and ACE and lower capitalized interest.

•	A decrease of $2 million in other income, primarily from net proceeds received under company-owned life insurance policies in 2011.

Income Tax Expense

PHI’s income tax expense decreased by $39 million to $49 million in 2012 from $88 million in 2011. PHI’s consolidated effective tax rates for the six months ended June 30, 2012 and 2011 were 27.4% and 35.9%, respectively. The lower effective tax rate for the six months ended June 30, 2012 was primarily a result of the reversal of income tax benefits associated with cross-border energy lease investments in the second quarter of 2011. The rate was further decreased by an increase in deductible asset removal costs for Pepco in 2012 related to a higher level of asset retirements. The decrease in the effective tax rate for the six months ended June 30, 2012 was partially offset by lower benefits recorded in 2012 in connection with estimates and interest related to uncertain and effectively settled tax positions as discussed below.

In the first quarter of 2012, PHI recorded income tax benefits related to uncertain and effectively settled tax positions, primarily due to the effective settlement with the IRS with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position in Pepco. In contrast, during the six months ended June 30, 2011, PHI recorded a $17 million benefit, primarily resulting from the settlement with the IRS on interest due on its 1996 through 2002 tax years, and the $4 million state tax benefit related to prior years’ asset dispositions.

PEPCO HOLDINGS

Capital Resources and Liquidity

This section discusses PHI’s working capital, cash flow activity, capital requirements and other uses and sources of capital.

Working Capital

At June 30, 2012, PHI’s current assets on a consolidated basis totaled $1.3 billion and its consolidated current liabilities totaled $1.9 billion, resulting in a working capital deficit of $587 million. PHI expects the working capital deficit at June 30, 2012 to be funded during the remainder of 2012 through the physical settlement of the equity forward transaction, as well as from cash flows from operations. Additional working capital will be provided by anticipated reductions in collateral requirements due to the ongoing wind-down of the Pepco Energy Services retail energy supply business. At December 31, 2011, PHI’s current assets on a consolidated basis totaled $1.4 billion and its current liabilities totaled $1.9 billion, for a working capital deficit of $422 million. The increase of $165 million in the working capital deficit from December 31, 2011 to June 30, 2012 was primarily due to an increase in short-term debt for PHI, Pepco and ACE, and the use of cash and cash equivalents, to temporarily support higher spending by the utilities on infrastructure investments and reliability initiatives.

At June 30, 2012, PHI’s consolidated cash and cash equivalents totaled $39 million, of which $22 million was invested in money market funds, and the balance was held as cash and uncollected funds. Current restricted cash equivalents (cash that is available to be used only for designated purposes) totaled $9 million. At December 31, 2011, PHI’s consolidated cash and cash equivalents totaled $109 million, of which $87 million was invested in money market funds, and the balance was held as cash and uncollected funds. At December 31, 2011, PHI’s current restricted cash equivalents totaled $11 million.

A detail of PHI’s short-term debt balance and current portion of long-term debt and project funding balance is as follows:

	As of June 30, 2012
	(millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PHI Consolidated
Variable Rate Demand Bonds	$—	$—	$105	$23	$—	$—	$128
Commercial Paper	365	108	—	74	—	—	547
Term Loan Agreement	200	—	—	—	—	—	200

Total Short-Term Debt	$565	$108	$105	$97	$—	$—	$875

Current Portion of Long-Term Debt and Project Funding	$—	$—	$—	$—	$38	$11	$49

PEPCO HOLDINGS

	As of December 31, 2011
	(millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PHI Consolidated
Variable Rate Demand Bonds	$—	$—	$105	$23	$—	$18	$146
Commercial Paper	465	74	47	—	—	—	586

Total Short-Term Debt	$465	$74	$152	$23	$—	$18	$732

Current Portion of Long-Term Debt and Project Funding	$—	$—	$66	$—	$37	$9	$112

Commercial Paper

PHI, Pepco, DPL and ACE maintain commercial paper programs to address short-term liquidity needs. As of June 30, 2012, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $250 million, respectively, subject to available borrowing capacity under the credit facility. Although PHI’s Board of Directors had approved in January 2012 an increase in PHI’s commercial paper program limit to align it with PHI’s borrowing limits under the credit facility, PHI intends to maintain this limit at its current level.

PHI, Pepco and ACE had $365 million, $108 million and $74 million, respectively, of commercial paper outstanding at June 30, 2012. DPL had no commercial paper outstanding at June 30, 2012. The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during the six months ended June 30, 2012 was 0.81%, 0.41%, 0.41% and 0.41%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during the six months ended June 30, 2012 was thirteen, four, five and two days, respectively.

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

PEPCO HOLDINGS

The equity forward transaction had no initial fair value since it was entered into at the then market price of the common stock. PHI will not receive any proceeds from the sale of common stock until the equity forward transaction is settled, and at that time PHI will record the proceeds, if any, in equity. PHI concluded that the equity forward transaction was an equity instrument based on the accounting guidance in Accounting Standards Codification (ASC) 480 and ASC 815 and that it qualified for an exception from derivative accounting under ASC 815 because the forward sale transaction was indexed to its own stock. Currently, PHI anticipates settling the equity forward transaction through physical settlement during the fourth quarter of 2012.

At June 30, 2012, the equity forward transaction could have been settled with physical delivery of the shares to the forward counterparty in exchange for cash of $323 million. At June 30, 2012, the equity forward transaction could also have been cash settled, with delivery of cash of approximately $13 million to the forward counterparty, or net share settled with delivery of approximately 640,000 shares of common stock to the forward counterparty.

Prior to its settlement, the equity forward transaction will be reflected in PHI’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PHI’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the equity forward transaction less the number of shares that could be purchased by PHI in the market (based on the average market price during that reporting period) using the proceeds receivable upon settlement of the equity forward transaction (based on the adjusted forward sale price at the end of that reporting period). The excess number of shares is weighted for the portion of the reporting period in which the equity forward transaction is outstanding.

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

For the three and six months ended June 30, 2012, the equity forward transaction did not have a material dilutive effect on PHI’s earnings per share.

Financing Activity During the Three Months Ended June 30, 2012

Bond Payments

In April 2012, ACE Funding made principal payments of $6 million on its Series 2002-1 Bonds, Class A-3, and $2 million on its Series 2003-1 Bonds, Class A-2.

Bond Issuances

On April 4, 2012, Pepco issued $200 million of 3.05% first mortgage bonds due April 1, 2022. Net proceeds from the issuance of the long-term debt were primarily used (i) to repay Pepco’s outstanding commercial paper that was issued to temporarily fund capital expenditures and working capital, (ii) to fund the redemption, prior to maturity, of all of the $38.3 million outstanding of the 5.375% pollution control revenue refunding bonds due in 2024 issued by the Industrial Development Authority of the City of Alexandria, Virginia (IDA), on Pepco’s behalf and (iii) for general corporate purposes.

PEPCO HOLDINGS

On June 26, 2012, DPL issued $250 million of 4.00% first mortgage bonds due June 1, 2042. Net proceeds from the issuance of the long-term debt were used primarily (i) to repay $215 million of DPL’s outstanding commercial paper that was issued (a) to temporarily fund capital expenditures and working capital and (b) to fund the redemption in June 2012, prior to maturity, of $65.7 million in aggregate principal amount of three series of outstanding tax-exempt pollution control refunding revenue bonds issued by The Delaware Economic Development Authority (DEDA) for DPL’s benefit, (ii) to fund the redemption, prior to maturity, of all of the $31 million in aggregate principal amount of outstanding tax-exempt bonds issued by DEDA for DPL’s benefit and (iii) for general corporate purposes.

Bond Redemptions

On April 30, 2012, all of the $38.3 million of the outstanding 5.375% pollution control revenue refunding bonds issued by IDA for Pepco’s benefit were redeemed. In connection with such redemption, Pepco redeemed all of the $38.3 million outstanding of its 5.375% first mortgage bonds due in 2024 that secured the obligations under such pollution control bonds.

On June 1, 2012, DPL funded the redemption by DEDA, prior to maturity, of $65.7 million in aggregate principal amount of outstanding tax-exempt pollution control refunding revenue bonds issued by DEDA for DPL’s benefit, as described above. Of the pollution control refunding revenue bonds redeemed, $34.5 million in aggregate principal amount bore interest at 0.75% per year and matured in 2026, $15.0 million in aggregate principal amount bore interest at 1.80% per year and matured in 2025, and $16.2 million in aggregate principal amount bore interest at 2.30% per year and matured in 2028. In connection with such redemption, on June 1, 2012, DPL redeemed, prior to maturity, all of the $34.5 million in aggregate principal amount outstanding of its 0.75% first mortgage bonds due 2026 that secured the obligations under one of the series of pollution control refunding revenue bonds redeemed by DEDA.

Term Loan Agreement

On April 24, 2012, PHI entered into a $200 million term loan agreement, pursuant to which PHI has borrowed (and may not reborrow) $200 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to the London Interbank Offered Rate (LIBOR) with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.875%. PHI’s Eurodollar borrowings under the loan agreement may be converted into floating rate loans under certain circumstances, and, in that event, for so long as any loan remains a floating rate loan, interest would accrue on that loan at a rate per year equal to (i) the highest of (a) the prevailing prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the one-month Eurodollar rate plus 1%, plus (ii) a margin of 0.875%. As of June 30, 2012, outstanding borrowings under the loan agreement bore interest at an annual rate of 1.125%, which is subject to adjustment from time to time. All borrowings under the loan agreement are unsecured, and the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement, must be repaid in full on or before April 23, 2013.

PHI used the net proceeds of the borrowings under the term loan agreement to repay outstanding commercial paper obligations and for general corporate purposes. Under the terms of the term loan agreement, PHI must maintain compliance with specified covenants, including (i) the requirement that PHI maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the loan agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than certain permitted sales and dispositions and (iii) a restriction on the incurrence of liens (other than liens permitted by the loan agreement) on the assets of PHI or any of its significant subsidiaries. The loan agreement does not include any rating triggers. PHI was in compliance with all covenants under this agreement as of June 30, 2012.

PEPCO HOLDINGS

Credit Facility

PHI, Pepco, DPL and ACE maintain an on-going unsecured syndicated credit facility to provide for their respective liquidity needs, including obtaining letters of credit, borrowing for general corporate purposes and supporting their commercial paper programs. On August 1, 2011, PHI, Pepco, DPL and ACE entered into an amended and restated credit agreement with the lenders party thereto, Wells Fargo Bank, National Association, as agent, issuer of letters of credit and swingline lender, Bank of America, N.A., as syndication agent and issuer of letters of credit, The Royal Bank of Scotland plc and Citicorp USA, Inc. (now Citibank, N.A.), as co-documentation agents, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner and Smith, Incorporated, as active joint lead arrangers and joint book runners, and Citigroup Global Markets Inc. and RBS Securities Inc. as passive joint lead arrangers and joint book runners, with respect to the facility, which among other changes, extended the expiration date of the facility to August 1, 2016. On August 2, 2012, each Reporting Company entered into an amendment of the amended and restated credit agreement with each of the other parties thereto to extend the term of the credit facility to August 1, 2017 and to amend the pricing schedule to decrease certain fees and interest rates payable to the lenders under the facility. Some or all of the parties to the amended and restated credit agreement, or their affiliates, have in the past provided investment or commercial banking services to each Reporting Company and its affiliates, including as an underwriter of their securities, for which they received customary fees, underwriting discounts and commissions, and they are likely to provide similar services in the future.

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

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month LIBOR plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of June 30, 2012.

PEPCO HOLDINGS

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

Cash and Credit Facility Available as of June 30, 2012

	Consolidated PHI	PHI Parent	Utility Subsidiaries
	(millions of dollars)
Credit Facility (Total Capacity)	$1,500	$750	$750
Term Loan Agreement	200	200	—

Subtotal	1,700	950	750
Less: Credit Facility/Term Loan Agreement Borrowings	200	200	—
Letters of Credit issued	6	2	4
Commercial Paper outstanding	547	365	182

Remaining Credit Facility Available	947	383	564
Cash Invested in Money Market Funds (a)	22	—	22

Total Cash and Credit Facility Available	$969	$383	$586

(a)	Cash and cash equivalents reported on the PHI consolidated balance sheet total $39 million, of which $22 million was invested in money market funds, and the balance was held in cash and uncollected funds.

Collateral Requirements of Pepco Energy Services

In the ordinary course of its retail energy supply business which is in the process of winding down, Pepco Energy Services entered into various contracts to buy and sell electricity, fuels and related products, including derivative instruments, designed to reduce its financial exposure to changes in the value of its assets and obligations due to energy price fluctuations. These contracts typically have collateral requirements. Depending on the contract terms, the collateral required to be posted by Pepco Energy Services can be of varying forms, including cash and letters of credit. As of June 30, 2012, Pepco Energy Services posted net cash collateral of $61 million and letters of credit of less than $1 million. At December 31, 2011, Pepco Energy Services posted net cash collateral of $112 million and letters of credit of $1 million.

At June 30, 2012 and December 31, 2011, the amount of cash, plus borrowing capacity under the primary credit facility available to meet the future liquidity needs of Pepco Energy Services, totaled $383 million and $283 million, respectively.

Financing Activities Subsequent to June 30, 2012

On June 28, 2012, DPL directed DEDA to redeem, prior to maturity, all of the $31 million in aggregate principal amount of outstanding tax-exempt pollution control refunding revenue bonds issued by DEDA for DPL’s benefit. The pollution control refunding revenue bonds to be redeemed by DEDA bear interest at 5.20% per year and were to mature in 2019. Contemporaneously with such redemption, DPL will redeem, prior to maturity, all of the $31 million in aggregate principal amount of its outstanding 5.20% first mortgage bonds due in 2019 that secure the obligations under such pollution control bonds. This redemption is anticipated to be completed in August 2012.

In July 2012, ACE Funding made principal payments of $6 million on its Series 2002-1 Bonds, Class A-3, and $2 million on its Series 2003-1 Bonds, Class A-2.

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

PHI satisfied the minimum required contribution rules under the Pension Protection Act in 2011, 2010 and 2009. On January 31, 2012, Pepco, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $85 million, $85 million and $30 million, respectively, which is expected to bring the PHI Retirement Plan assets to the funding target level for 2012 under the Pension Protection Act.

Based on the results of the 2011 actuarial valuation, PHI’s net periodic pension and other postretirement benefit costs were approximately $94 million in 2011 versus $116 million in 2010. The current estimate of benefit cost for 2012 is $111 million. The utility subsidiaries are responsible for substantially all of the total PHI net periodic pension and other postretirement benefit costs. Approximately 30% of net periodic pension and other postretirement benefit costs are capitalized. PHI estimates that its net periodic pension and other postretirement benefit expense will be approximately $78 million in 2012, as compared to $66 million in 2011 and $81 million in 2010.

Cash Flow Activity

PHI’s cash flows for the six months ended June 30, 2012 and 2011 are summarized below:

	Cash Source (Use)
	2012	2011	Change
	(millions of dollars)
Operating Activities	$124	$334	$(210)
Investing Activities	(560)	(220)	(340)
Financing Activities	366	(77)	443

Net (decrease) increase in cash and cash equivalents	$(70)	$37	$(107)

Operating Activities

Cash flows from operating activities during the six months ended June 30, 2012 and 2011 are summarized below:

	Cash Source (Use)
	2012	2011	Change
	(millions of dollars)
Net income from continuing operations	$130	$157	$(27)
Non-cash adjustments to net income	190	172	18
Gain on early termination of finance leases held in trust	—	(39)	39
Pension contributions	(200)	(110)	(90)
Changes in cash collateral related to derivative activities	53	44	9
Changes in other assets and liabilities	(49)	68	(117)
Changes in Conectiv Energy net assets held for sale	—	42	(42)

Net cash from operating activities	$124	$334	$(210)

PEPCO HOLDINGS

Net cash from operating activities decreased $210 million for the six months ended June 30, 2012, compared to the same period in 2011. The decrease was due primarily to a $90 million increase in pension contributions compared to 2011, the disposition of all of Conectiv Energy’s remaining assets of $42 million in 2011, and a $27 million decline in net income from continuing operations compared to 2011.

Investing Activities

Cash flows from investing activities during the six months ended June 30, 2012 and 2011 are summarized below:

	Cash Source (Use)
	2012	2011	Change
	(millions of dollars)
Investment in property, plant and equipment	$(589)	$(387)	$(202)
Department of Energy (DOE) capital reimbursement awards received	22	16	6
Proceeds from early termination of finance leases held in trust	—	161	(161)
Changes in restricted cash equivalents	2	(3)	5
Net other investing activities	5	(7)	12

Net cash used by investing activities	$(560)	$(220)	$(340)

Net cash used by investing activities increased $340 million for the six months ended June 30, 2012, compared to the same period in 2011. The increase was due primarily to a $202 million increase in capital expenditures associated with new customer services, distribution reliability and transmission, as well as $161 million in proceeds received in 2011 from the early termination of certain cross-border energy leases.

Financing Activities

Cash flows from financing activities during the six months ended June 30, 2012 and 2011 are summarized below:

	Cash Source (Use)
	2012	2011	Change
	(millions of dollars)
Dividends paid on common stock	$(123)	$(122)	$(1)
Common stock issued for the Dividend Reinvestment Plan and employee-related compensation	28	25	3
Redemption of preferred stock of subsidiaries	—	(6)	6
Issuances of long-term debt	450	235	215
Reacquisitions of long-term debt	(122)	(52)	(70)
Issuances (Repayments) of short-term debt, net	143	(139)	282
Cost of issuances	(7)	(2)	(5)
Net other financing activities	(3)	(16)	13

Net cash from (used by) financing activities	$366	$(77)	$443

Net cash from financing activities increased $443 million for the six months ended June 30, 2012 compared to the same period in 2011. The increase was due primarily to a $282 million increase in net short-term debt issuances to temporarily support higher spending by the utilities on infrastructure investments and reliability initiatives, and a $145 million net increase in long-term debt.

PEPCO HOLDINGS

Redemption of Preferred Stock

On February 25, 2011, ACE redeemed all of its outstanding cumulative preferred stock for approximately $6 million.

Changes in Outstanding Long-Term Debt

The issuances and reacquisitions of long-term debt for the six months ended June 30, 2012 and 2011 are summarized below:

		2012	2011
Issuances		(millions of dollars)
Pepco
	3.05% First mortgage bonds due 2022	$200	$—

		200	—

DPL
	0.75% Tax-exempt bonds due 2026 (a)	—	35
	4.00% First mortgage bonds due 2042	250	—

		250	35

ACE
	4.35% First mortgage bonds due 2021	—	200

		—	200

		$450	$235

(a)	Consists of Pollution Control Refunding Revenue Bonds (DPL Bonds) issued by DEDA for the benefit of DPL that were purchased by DPL in May 2011. See footnote (b) to the Reacquisitions table below. The DPL Bonds were resold to the public in June 2011. While DPL held the DPL Bonds, they remained outstanding as a contractual matter, but were considered extinguished for accounting purposes. In connection with the resale of the DPL Bonds, the interest rate on the bonds was changed from 4.9% to a fixed rate of 0.75%.

		2012	2011
Reacquisitions		(millions of dollars)
Pepco
	5.375% Tax-exempt bonds due 2024 (a)	$38	$—

		38	—

DPL
	4.9% Tax-exempt bonds due 2026 (b)	—	35
	0.75% Tax-exempt bonds due 2026 (a)	35	—
	1.80% Tax-exempt bonds due 2025	15	—
	2.30% Tax-exempt bonds due 2028	16	—

		66	35

ACE
	Securitization bonds due 2011-2012	18	17

		18	17

		$122	$52

(a)	These bonds were secured by an outstanding series of collateral first mortgage bonds issued by the utility, which had maturity dates, optional and mandatory redemption provisions, interest rates and interest payment dates that are identical to the terms of the tax-exempt bonds. The collateral first mortgage bonds were automatically redeemed simultaneously with the redemption of the tax-exempt bonds.
(b)	Repurchased by DPL in May 2011 pursuant to a mandatory purchase provision in the indenture for the bonds that was triggered by the expiration of the original interest period for the bonds. The bonds were resold by DPL in June 2011. See footnote (a) to the Issuances table above.

PEPCO HOLDINGS

Changes in Short-Term Debt

As of June 30, 2012, PHI had a total of $547 million of commercial paper outstanding as compared to $586 million of commercial paper outstanding as of December 31, 2011.

On April 24, 2012, PHI entered into a $200 million term loan agreement that must be repaid in full on or before April 23, 2013. See “Capital Resources and Liquidity – Financing Activity During the Three Months Ended June 30, 2012 – Term Loan Agreement” in this item for additional information regarding this term loan agreement.

Capital Requirements

Capital Expenditures

Pepco Holdings’ capital expenditures for the six months ended June 30, 2012 were $589 million, of which $306 million was incurred by Pepco, $145 million was incurred by DPL, $114 million was incurred by ACE, $10 million was incurred by Pepco Energy Services and $14 million was incurred for Corporate and Other. The Power Delivery expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. Corporate and Other capital expenditures primarily consisted of hardware and software expenditures that will be allocated to Power Delivery when the assets are placed in service.

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

MAPP Project

In 2007, PJM approved the construction of the Mid-Atlantic Power Pathway (MAPP). Currently, MAPP is a 152-mile, interstate transmission line proposed as part of PJM’s regional transmission expansion plan. In August 2011, PJM notified PHI that the scheduled in-service date for MAPP has been delayed from June 1, 2015 to the 2019 to 2021 time period. In light of this delayed in-service date, substantially all of PHI’s remaining anticipated capital expenditures associated with MAPP have been delayed until at least 2016 based on management’s current projections. As of June 30, 2012, the total expenditures for MAPP were $101 million, which management believes are fully recoverable, including prudently incurred abandoned plant costs.

PJM is currently reviewing its 2012 regional transmission expansion plan, which review includes an evaluation of the region’s overall transmission needs. This review is anticipated to take into account the results of PJM’s demand forecast and the May 2012 annual capacity market auction which secured additional capacity resources. PHI expects that PJM will release the results of its annual review process, including the further impact on the MAPP in-service date, in August 2012.

MAPP/DOE Loan Program

To assist in the funding of the MAPP project, PHI has applied for a $684 million loan guarantee from the DOE for a substantial portion of the MAPP project, primarily the Calvert Cliffs to Indian River segment. The application has been made under a federal loan guarantee program for projects that employ innovative energy efficiency, renewable energy and advanced transmission and distribution technologies. If granted, PHI believes the guarantee could allow PHI to acquire financing at a lower cost than it would otherwise be able to obtain without the guarantee. Whether PHI’s application will be granted and, if so, the amount of debt guaranteed is subject to the discretion of the DOE and the negotiation of terms that will satisfy the conditions of the guarantee program.

PEPCO HOLDINGS

The DOE’s review of the loan guarantee program has delayed the DOE’s review of PHI’s loan guarantee application. There is no approval deadline under the loan guarantee program, and this program could change or be terminated in the future. PHI continues to coordinate environmental activities with the DOE.

DOE Capital Reimbursement Awards

In 2009, the DOE announced awards under the American Recovery and Reinvestment Act of 2009 of:

•

$105 million and $44 million in Pepco’s Maryland and District of Columbia service territories, respectively, for the implementation of an AMI system, direct load control, distribution automation, and communications infrastructure.

•	$19 million in ACE’s New Jersey service territory for the implementation of an AMI system, direct load control, distribution automation, and communications infrastructure.

In April 2010, Pepco, ACE and the DOE signed agreements formalizing the $168 million in awards. Of the $168 million, $130 million is being used for Blueprint for the Future and other capital expenditures of Pepco and ACE. The remaining $38 million is being used to offset incremental expenses associated with direct load control and other Pepco and ACE programs. During the six months ended June 30, 2012, Pepco and ACE received award payments of $26 million and $3 million, respectively. The cumulative award payments received by Pepco and ACE as of June 30, 2012, were $93 million and $11 million, respectively.

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

Dividends

On July 26, 2012, Pepco Holdings’ Board of Directors declared a dividend on common stock of 27 cents per share payable September 28, 2012 to stockholders of record on September 10, 2012. PHI had approximately $1,079 million and $1,072 million of retained earnings free of restrictions at June 30, 2012 and December 31, 2011, respectively.

PEPCO HOLDINGS

Energy Contract Net Asset Activity

The following table provides detail on changes in the net asset or liability positions of the Pepco Energy Services segment with respect to energy commodity contracts for the six months ended June 30, 2012. The balances in the table are pre-tax and the derivative assets and liabilities reflect netting by the counterparty before the impact of collateral.

Energy Commodity Activities (a)
(millions of dollars)
Total Fair Value of Energy Contract Net Liabilities at December 31, 2011	$(83)
Current period unrealized mark-to-market losses	(5)
Effective portion of changes in fair value – recorded in Accumulated Other Comprehensive Loss	—
Cash flow hedge ineffectiveness – recorded in income	—
Reclassification to realized on settlement of contracts	41

Total Fair Value of Energy Contract Net Liabilities at June 30, 2012	$(47)

Detail of Fair Value of Energy Contract Net Liabilities at June 30, 2012 (see above)
Derivative assets (current assets)	$3
Derivative assets (non-current assets)	—

Total Fair Value of Energy Contract Assets	3

Derivative liabilities (current liabilities)	(49)
Derivative liabilities (non-current liabilities)	(1)

Total Fair Value of Energy Contract Liabilities	(50)

Total Fair Value of Energy Contract Net Liabilities	$(47)

(a)	Includes all effective hedging activities from continuing operations recorded at fair value through Accumulated Other Comprehensive Loss (AOCL) or trading activities from continuing operations recorded at fair value in the consolidated statements of income.

The $47 million net liability on energy contracts at June 30, 2012 was primarily attributable to losses on power swaps and natural gas futures held by Pepco Energy Services. Pepco Energy Services’ net liability decreased to $47 million at June 30, 2012 from $83 million at December 31, 2011 primarily due to settlements of the derivatives. PHI expects that future revenues from existing customer sales obligations that are accounted for on an accrual basis will largely offset expected realized net losses on Pepco Energy Services’ energy contracts.

PHI uses its best estimates to determine the fair value of the commodity derivative contracts that are entered into by Pepco Energy Services. The fair values in each category presented below reflect forward prices and volatility factors as of June 30, 2012, and the fair values are subject to change as a result of changes in these prices and factors.

PEPCO HOLDINGS

	Fair Value of Contracts at June 30, 2012 Maturities
Source of Fair Value	2012	2013	2014	2015 and Beyond	Total Fair Value
	(millions of dollars)
Energy Commodity Activities, net (a)
Actively Quoted (i.e., exchange-traded) prices	$(16)	$(10)	$(2)	$—	$(28)
Prices provided by other external sources (b)	(10)	(8)	—	—	(18)
Modeled (c)	(1)	—	—	—	(1)

Total	$(27)	$(18)	$(2)	$—	$(47)

(a)	Includes all effective hedging activities recorded at fair value through AOCL, and hedge ineffectiveness and trading activities on the consolidated statements of income.
(b)	Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms that are readily observable in the market.
(c)	Modeled values include significant inputs, usually representing more than 10% of the valuation, not readily observable in the market. The modeled valuation above represents the fair valuation of certain long-dated power transactions based on limited observable broker prices extrapolated for periods beyond two years into the future.

Contractual Arrangements with Credit Rating Triggers or Margining Rights

Under certain contractual arrangements entered into by PHI’s subsidiaries, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of PHI or the subsidiary are downgraded. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. Based on contractual provisions in effect at June 30, 2012, a downgrade in the unsecured debt credit ratings of PHI and each of its rated subsidiaries to below “investment grade” would increase the collateral obligation of PHI and its subsidiaries by up to $180 million, none of which is related to discontinued operations of Conectiv Energy, and $72 million of which is the net settlement amount attributable to derivatives, normal purchase and normal sale contracts, collateral, and other contracts under master netting agreements as described in Note (13), “Derivative Instruments and Hedging Activities,” to the consolidated financial statements of PHI set forth in Part I, Item 1 of this Form 10-Q. The remaining $108 million of the collateral obligation that would be incurred in the event PHI were downgraded to below “investment grade” is attributable primarily to energy services contracts and accounts payable to independent system operators and distribution companies on full requirements contracts entered into by Pepco Energy Services. PHI believes that it and its subsidiaries currently have sufficient liquidity to fund their operations and meet their financial obligations.

Many of the contractual arrangements entered into by PHI’s subsidiaries in connection with competitive energy and Default Electricity Supply activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of June 30, 2012, Pepco Energy Services provided net cash collateral in the amount of $61 million in connection with these activities.

PEPCO HOLDINGS

Regulatory and Other Matters

Maryland Public Service Commission New Generation Contract Requirement

On September 29, 2009, the MPSC initiated an investigation into whether the electric distribution companies (EDCs) in Maryland should be required to enter into long-term contracts with entities that construct, acquire or lease, and operate, new electric generation facilities in Maryland.

On April 12, 2012, the MPSC issued an order determining that there is a need for one new power plant in the range of 650 to 700 MW beginning in 2015. The order requires Pepco, DPL and Baltimore Gas and Electric Company (BG&E) to negotiate and enter into a contract with the winning bidder in amounts proportionate to their relative SOS loads. Under the contract, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with a commercial operation date of June 1, 2015. The order acknowledges certain of the EDCs’ concerns about the requirements of the contract and directs them to negotiate with the winning bidder and submit any proposed changes in the contract to the MPSC for approval. The order further specifies that the EDCs entering into the contract will recover the associated costs from their respective SOS customers through surcharges. PHI is evaluating the impact of the order on each of Pepco and DPL, and, at this time, cannot predict (i) the extent of the negative effect that the order and, once finalized, the contract for new generation, may have on PHI’s, Pepco’s and DPL’s balance sheets, as well as their respective credit metrics, as calculated by independent rating agencies that evaluate and rate PHI, Pepco and DPL and each of their debt issuances, (ii) the effect on Pepco’s and DPL’s ability to recover their associated costs of the contract for new generation if a significant number of SOS customers elect to buy their energy from alternative energy suppliers, and (iii) the effect of the order on the financial condition, results of operations and cash flows of each of PHI, Pepco and DPL. On April 27, 2012, a group of generators operating in the PJM region filed a complaint in the United States District Court for the Northern District of Maryland challenging the MPSC’s order on the grounds that such order violated the commerce clause and the supremacy clause of the U.S. Constitution. On May 4, 2012, Pepco, DPL, BG&E and other parties filed notices of appeal in circuit courts in Maryland requesting judicial review of the MPSC’s order.

For a discussion of other regulatory matters, see Note (7), “Regulatory Matters,” to the consolidated financial statements of PHI.

Legal Proceedings

For a discussion of legal proceedings, see Note (15), “Commitments and Contingencies,” to the consolidated financial statements of PHI.

Critical Accounting Policies

For a discussion of Pepco Holdings’ critical accounting policies, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Pepco Holdings’ 2011 Form 10-K. There have been no material changes to PHI’s critical accounting policies as disclosed in Pepco Holdings’ 2011 Form 10-K.

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

General Overview

Pepco is engaged in the transmission and distribution of electricity in the District of Columbia and major portions of Prince George’s County and Montgomery County in suburban Maryland. Pepco also provides Default Electricity Supply. Pepco’s service territory covers approximately 640 square miles and has a population of approximately 2.2 million. As of June 30, 2012, approximately 57% of delivered electricity sales were to Maryland customers and approximately 43% were to District of Columbia customers.

Pepco’s results historically have been seasonal, generally producing higher revenue and income in the warmest and coldest periods of the year. For retail customers of Pepco in Maryland and in the District of Columbia, revenue is not affected by unseasonably warmer or colder weather because a BSA for retail customers was implemented that provides for a fixed distribution charge per customer rather than a charge based on energy usage. The BSA has the effect of decoupling the distribution revenue recognized in a reporting period from the amount of power delivered during the period. As a result, the only factors that will cause distribution revenue from customers in Maryland and the District of Columbia to fluctuate from period to period are changes in the number of customers and changes in the approved distribution charge per customer. Changes in customer usage (such as due to weather conditions, energy prices, energy efficiency programs or other reasons) from period to period have no impact on reported distribution revenue for customers to whom the BSA applies.

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

Maryland Public Service Commission Rate Order

On July 20, 2012, the MPSC issued an order in response to Pepco’s application with the MPSC seeking to increase its electric distribution base rates. See Note (6), “Regulatory Matters – Rate Proceedings” to the financial statements of Pepco included herein and “Regulatory Lag” in this section below for a discussion of the rate case. Pepco is currently reviewing the order to determine what further actions, if any, it may seek to pursue.

As a result of the base rate case, Pepco is rigorously reviewing its operating expenses and will take actions to reduce such expenses where necessary or appropriate. In this regard, a PHI-wide hiring freeze implemented in the second quarter of 2012 will be extended for the foreseeable future. Decisions by the MPSC in future rate cases which do not permit Pepco to recover its prudently incurred expenses on a timely basis could negatively impact its ability to earn reasonable rates of return on its investments in Maryland. Further, Pepco believes that its ability to maintain the current level of its reliability-related investments requires adequate recovery of expenditures for such investments in future base rate cases.

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

PEPCO

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

In 2011, Pepco also initiated a program to improve its emergency restoration efforts that included, among other initiatives, an expansion and enhancement of customer service capabilities.

In 2012, Pepco has continued to focus on its reliability enhancement and emergency restoration improvement plans in each of its service territories.

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

Regulatory Lag

An important factor in the ability of Pepco to earn its authorized rate of return is the willingness of applicable public service commissions to adequately recognize forward-looking costs in its rate structure in order to address the shortfall in revenues due to the delay in time or “lag” between when costs are incurred and when they are reflected in rates. This delay is commonly known as “regulatory lag.” Pepco is currently experiencing significant regulatory lag because its investment in the rate base and its operating expenses are outpacing revenue growth.

In an effort to minimize the effects of regulatory lag, Pepco’s most recent Maryland base rate case filing included a request for MPSC approval of (i) a RIM to recover reliability-related capital expenditures incurred between base rate cases and (ii) the use by Pepco of fully forecasted test years in future base rate cases. See Note (6), “Regulatory Matters – Rate Proceedings” to the financial statements of Pepco for a discussion of each of these mechanisms. In its Pepco base rate case order, the MPSC did not approve Pepco’s request to implement the RIM and did not endorse the use by Pepco of fully forecasted test years in future rate cases. However, the MPSC did permit an adjustment to the rate base of Pepco to reflect the actual cost of reliability plant additions outside the test year.

Pepco will continue to seek cost recovery and tracking mechanisms from the MPSC and the DCPSC to reduce the effects of regulatory lag. For example, Pepco has proposed regulatory lag mitigation mechanisms in its pending electric distribution base rate case at the DCPSC. See Note (6), “Regulatory Matters” to the financial statements of Pepco included herein. There can be no assurance that these proposals or any other attempts by Pepco to mitigate regulatory lag will be approved, or that even if approved, the rate recovery mechanisms or base rate cases will fully ameliorate the effects of regulatory lag. Until such time as these proposed mechanisms or any alternative mechanisms are approved, Pepco plans to file rate cases at least annually in an effort to align more closely the revenue and related cash flow levels of Pepco with its other operation and maintenance spending and capital investments. In light of the MPSC’s decision in the most recent Pepco base rate case, Pepco intends to file its next electric distribution base rate case with the MPSC in the fourth quarter of 2012.

Storm Restoration Costs

On June 29, 2012, the respective service territories of Pepco were affected by a rapidly moving thunderstorm with hurricane-force winds, known as a “derecho,” which resulted in widespread customer outages in each of the service territories. The derecho caused extensive damage to Pepco’s electric transmission and distribution systems. Storm restoration activity commenced immediately following the storm and continued into July 2012, with the majority of the incremental storm restoration costs occurring after the end of the second quarter of 2012. The total incremental storm restoration costs of Pepco associated with the derecho are currently estimated to range between $39 million and $47 million. This range was developed using estimates of costs related to mutual assistance and contractor services, materials and supplies, and other expenses, and actual costs may vary from these estimates. A portion of the costs will be expensed with the balance being charged to capital. A portion of the costs expensed will be deferred as a regulatory asset to reflect the probable recovery of these storm costs in Maryland. Pepco will be pursuing recovery of the incremental storm restoration costs during the next cycle of distribution base rate cases.

PEPCO

Results of Operations

The following results of operations discussion compares the six months ended June 30, 2012 to the six months ended June 30, 2011. All amounts in the tables (except sales and customers) are in millions of dollars.

Operating Revenue

	2012	2011	Change
Regulated T&D Electric Revenue	$545	$530	$15
Default Electricity Supply Revenue	360	493	(133)
Other Electric Revenue	16	17	(1)

Total Operating Revenue	$921	$1,040	$(119)

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

Regulated T&D Electric

	2012	2011	Change
Regulated T&D Electric Revenue
Residential	$154	$155	$(1)
Commercial and industrial	314	311	3
Transmission and other	77	64	13

Total Regulated T&D Electric Revenue	$545	$530	$15

	2012	2011	Change
Regulated T&D Electric Sales (GWh)
Residential	3,598	3,965	(367)
Commercial and industrial	8,804	9,109	(305)
Transmission and other	78	77	1

Total Regulated T&D Electric Sales	12,480	13,151	(671)

PEPCO

	2012	2011	Change
Regulated T&D Electric Customers (in thousands)
Residential	716	712	4
Commercial and industrial	74	74	—
Transmission and other	—	—	—

Total Regulated T&D Electric Customers	790	786	4

Regulated T&D Electric Revenue increased by $15 million primarily due to:

•

An increase of $13 million in transmission revenue primarily attributable to higher rates effective June 1, 2012 and June 1, 2011 related to increases in transmission plant investment and operating expenses.

•

An increase of $5 million due to an EmPower Maryland (a demand side management program) rate increase effective February 2012 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $4 million primarily due to customer growth in 2012.

The aggregate amount of these increases was partially offset by a decrease of $7 million due to lower pass-through revenue (which is substantially offset by a corresponding decrease in Other Taxes) primarily the result of lower sales that resulted in decreases in Montgomery County, Maryland and District of Columbia utility taxes collected by Pepco on behalf of the jurisdictions.

Default Electricity Supply

	2012	2011	Change
Default Electricity Supply Revenue
Residential	$252	$355	$(103)
Commercial and industrial	103	135	(32)
Other	5	3	2

Total Default Electricity Supply Revenue	$360	$493	$(133)

	2012	2011	Change
Default Electricity Supply Sales (GWh)
Residential	2,876	3,415	(539)
Commercial and industrial	1,294	1,411	(117)
Other	4	4	—

Total Default Electricity Supply Sales	4,174	4,830	(656)

	2012	2011	Change
Default Electricity Supply Customers (in thousands)
Residential	583	625	(42)
Commercial and industrial	44	46	(2)
Other Commercial and industrial	—	—	—

Total Default Electricity Supply Customers	627	671	(44)

PEPCO

Default Electricity Supply Revenue decreased by $133 million primarily due to:

•	A decrease of $66 million as a result of lower Default Electricity Supply rates.

•	A decrease of $29 million due to lower sales, primarily as a result of customer migration to competitive suppliers.

•	A decrease of $25 million due to lower sales as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

•	A decrease of $12 million due to lower non-weather related average customer usage.

•

A decrease of $3 million resulting from the recognition in March 2011 of $3 million of DCPSC-approved revenues for the recovery of retroactive cash working capital costs incurred by Pepco in prior periods.

The following table shows the percentages of Pepco’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from Pepco. Amounts are for the six months ended June 30:

	2012	2011
Sales to District of Columbia customers	24%	27%
Sales to Maryland customers	40%	44%

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by Pepco to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $128 million to $345 million in 2012 from $473 million in 2011 primarily due to:

•	A decrease of $61 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $37 million primarily due to customer migration to competitive suppliers.

•	A decrease of $22 million due to lower electricity sales primarily as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

•

A decrease of $7 million in deferred electricity expense primarily due to lower Default Electricity Supply revenue rates, which resulted in a lower rate of recovery of Default Electricity Supply costs.

PEPCO

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $2 million to $204 million in 2012 from $202 million in 2011 primarily due to:

•	An increase of $6 million in employee-related-costs, primarily due to pension and other benefit expenses.

•	An increase of $5 million in customer support service and system support costs.

•	An increase of $3 million in expenses related to regulatory filings.

•	An increase of $2 million associated with increased tree trimming and preventative maintenance costs.

•	An increase of $1 million in communication costs.

•	An increase of $1 million due to a 2011 reduction in self-insurance reserves for general and auto liability claims.

The aggregate amount of these increases was partially offset by:

•	A decrease of $13 million in emergency restoration costs, which were higher in 2011 largely due to the severe winter storm in January 2011.

•	A decrease of $4 million in bad debt expenses.

In the third quarter of 2012, as a result of the MPSC’s order in Pepco’s most recent electric distribution base rate case, $8.8 million of incremental storm restoration costs incurred by Pepco in the first quarter of 2011 and previously expensed through Other Operation and Maintenance expense in 2011 will be reversed and deferred as a regulatory asset. This regulatory asset is to be recovered in electric distribution rates over five years.

Depreciation and Amortization

Depreciation and Amortization expense increased by $ 11 million to $95 million in 2012 from $84 million in 2011 primarily due to:

•

An increase of $5 million in amortization of regulatory assets primarily due to an EmPower Maryland surcharge rate increase effective February 2012 (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $5 million due to utility plant additions.

The MPSC reduced Pepco’s depreciation rates in Pepco’s most recent electric distribution base rate case, which is expected to result in lower annual Depreciation and Amortization expense of approximately $27.3 million beginning on July 20, 2012.

Other Taxes

Other Taxes decreased by $4 million to $182 million in 2012 from $186 million in 2011. The decrease was primarily due to lower sales that resulted in a decrease in the Montgomery County, Maryland utility taxes that are collected and passed through by Pepco (substantially offset by a corresponding decrease in Regulated T&D Electric Revenue).

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $5 million to a net expense of $41 million in 2012 from a net expense of $36 million in 2011. The increase was primarily due to:

•	An increase of $3 million in interest expense, primarily associated with higher long-term debt and lower capitalized interest.

•	A decrease of $2 million in other income, primarily from net proceeds received under company-owned life insurance policies in 2011.

PEPCO

Income Tax Expense

Pepco’s income tax expense decreased by $6 million to $3 million in 2012 from $9 million in 2011. Pepco’s effective tax rates for the six months ended June 30, 2012 and 2011 were 5.6% and 15.3%, respectively. The decrease in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions, partially offset by the state tax benefit recorded in 2011 related to prior years’ asset dispositions. The effective rate was further decreased as a result of the increase in asset removal costs in 2012 primarily related to a higher level of asset retirements.

In the first quarter of 2012, Pepco recorded income tax benefits related to uncertain and effectively settled tax positions primarily due to the effective settlement with the IRS with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position.

In the second quarter of 2011, Pepco recorded a $5 million interest benefit from a settlement reached with the IRS with respect to interest due on its federal tax liabilities related to the tax years 1996 through 2002 and a $4 million tax benefit related to the filing of amended state tax returns. The amended returns reduced state taxable income due to an increase in tax basis on certain prior years’ asset dispositions.

Further, in March of 2011, Pepco accrued $3 million related to net proceeds from life insurance policies on a former executive. This income is not taxable and is included in the permanent differences related to deferred compensation funding.

Capital Requirements

Capital Expenditures

Pepco’s capital expenditures for the six months ended June 30, 2012 were $306 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to Pepco when the assets are placed in service.

In its 2011 Form 10-K, Pepco presented its projected capital expenditures for the five-year period 2012 through 2016. There have been no changes in Pepco’s projected capital expenditures from those presented in Pepco’s 2011 Form 10-K. Projected capital expenditures include expenditures for distribution and transmission, which primarily relate to facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. These projected capital expenditures also include expenditures for the programs undertaken by Pepco to install smart meters, further automate electric distribution systems and enhance Pepco’s communications infrastructure, which is referred to as the Blueprint for the Future.

MAPP Project

In 2007, PJM approved the construction of MAPP. Currently, MAPP is a 152-mile, interstate transmission line proposed as part of PJM’s regional transmission expansion plan. In August 2011, PJM notified Pepco that the scheduled in-service date for MAPP has been delayed from June 1, 2015 to the 2019 to 2021 time period. In light of this delayed in-service date, substantially all of Pepco’s remaining anticipated capital expenditures associated with MAPP have been delayed until at least 2016 based on management’s current projections. As of June 30, 2012, the total expenditures for MAPP were $64 million, which management believes are fully recoverable, including prudently incurred abandoned plant costs.

PEPCO

PJM is currently reviewing its 2012 regional transmission expansion plan, which review includes an evaluation of the region’s overall transmission needs. This review is anticipated to take into account the results of PJM’s demand forecast and the May 2012 annual capacity market auction which secured additional capacity resources. Pepco expects that PJM will release the results of its annual review process, including the further impact on the MAPP in-service date, in August 2012.

MAPP/DOE Loan Program

To assist in the funding of the MAPP project, PHI has applied for a $684 million loan guarantee from the DOE for a substantial portion of the MAPP project, primarily the Calvert Cliffs to Indian River segment. The application has been made under a federal loan guarantee program for projects that employ innovative energy efficiency, renewable energy and advanced transmission and distribution technologies. If granted, PHI believes the guarantee could allow PHI to acquire financing at a lower cost than it would otherwise be able to obtain without the guarantee. Whether PHI’s application will be granted and, if so, the amount of debt guaranteed is subject to the discretion of the DOE and the negotiation of terms that will satisfy the conditions of the guarantee program.

The DOE’s review of the loan guarantee program has delayed the DOE’s review of PHI’s loan guarantee application. There is no approval deadline under the loan guarantee program, and this program could change or be terminated in the future. PHI continues to coordinate environmental activities with the DOE.

DOE Capital Reimbursement Awards

In 2009, the DOE announced a $168 million award to PHI under the American Recovery and Reinvestment Act of 2009 for the implementation of an AMI system, direct load control, distribution automation and communications infrastructure. Pepco was awarded $149 million, with $105 million to be used in the Maryland service territory and $44 million to be used in the District of Columbia service territory.

In April 2010, Pepco and the DOE signed agreements formalizing Pepco’s $149 million share of the $168 million award. Of the $149 million, $118 million is being used for Blueprint for the Future and other capital expenditures of Pepco. The remaining $31 million is being used to offset incremental expenses associated with direct load control and other programs. During the six months ended June 30, 2012, Pepco received award payments of $26 million. The cumulative award payments received by Pepco as of June 30, 2012, were $93 million.

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

General Overview

DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland. DPL also provides Default Electricity Supply. DPL’s electricity distribution service territory covers approximately 5,000 square miles and has a population of approximately 1.4 million. As of June 30, 2012, approximately 67% of delivered electricity sales were to Delaware customers and approximately 33% were to Maryland customers. In northern Delaware, DPL also supplies and distributes natural gas to retail customers and provides transportation-only services to retail customers who purchase natural gas from other suppliers. DPL’s natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 500,000.

DPL’s results historically have been seasonal, generally producing higher revenue and income in the warmest and coldest periods of the year. For retail customers of DPL in Maryland, revenues are not affected by unseasonably warmer or colder weather because a BSA for retail customers was implemented that provides for a fixed distribution charge per customer. The BSA has the effect of decoupling the distribution revenue recognized in a reporting period from the amount of power delivered during the period. As a result, the only factors that will cause distribution revenue from customers in Maryland to fluctuate from period to period are changes in the number of customers and changes in the approved distribution charge per customer. A comparable revenue decoupling mechanism for DPL electricity and natural gas customers in Delaware is under consideration by the DPSC. Changes in customer usage (such as due to weather conditions, energy prices, energy efficiency programs or other reasons) from period to period have no impact on reported distribution revenue for customers to whom the BSA applies.

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

Maryland Public Service Commission Rate Order

On July 20, 2012, the MPSC issued an order in response to DPL’s application with the MPSC seeking to increase its electric distribution base rates. See Note (7), “Regulatory Matters – Rate Proceedings” to the financial statements of DPL included herein and “Regulatory Lag” in this section below for a discussion of the rate case. DPL is currently reviewing the order to determine what further actions, if any, it may seek to pursue.

As a result of the base rate case, DPL is rigorously reviewing its operating expenses and will take actions to reduce such expenses where necessary or appropriate. In this regard, a PHI-wide hiring freeze implemented in the second quarter of 2012 will be extended for the foreseeable future. Decisions by the MPSC in future rate cases which do not permit DPL to recover its prudently incurred expenses on a timely basis could negatively impact its ability to earn reasonable rates of return on its investments in Maryland. Further, DPL believes that its ability to maintain the current level of its reliability-related investments requires adequate recovery of expenditures for such investments in future base rate cases.

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

DPL

Regulatory Lag

An important factor in the ability of DPL to earn its authorized rate of return is the willingness of applicable public service commissions to adequately recognize forward-looking costs in its rate structure in order to address the shortfall in revenues due to the delay in time or “lag” between when costs are incurred and when they are reflected in rates. This delay is commonly known as “regulatory lag.” DPL is currently experiencing significant regulatory lag because its investment in the rate base and its operating expenses are outpacing revenue growth.

In an effort to minimize the effects of regulatory lag, DPL’s most recent Maryland base rate case filing included a request for MPSC approval of (i) a RIM to recover reliability-related capital expenditures incurred between base rate cases and (ii) the use by DPL of fully forecasted test years in future base rate cases. See Note (7), “Regulatory Matters – Rate Proceedings” to the financial statements of DPL for a discussion of each of these mechanisms. In its DPL base rate case order, the MPSC did not approve DPL’s request to implement the RIM and did not endorse the use by DPL of fully forecasted test years in future rate cases. However, the MPSC did permit an adjustment to the rate base of DPL to reflect the actual cost of reliability plant additions outside the test year.

DPL will continue to seek cost recovery and tracking mechanisms from the MPSC and the DPSC to reduce the effects of regulatory lag. For example, DPL has proposed regulatory lag mitigation mechanisms in its pending electric distribution base rate case at the DPSC. See Note (7), “Regulatory Matters” to the financial statements of DPL included herein. There can be no assurance that these proposals or any other attempts by DPL to mitigate regulatory lag will be approved, or that even if approved, the rate recovery mechanisms or base rate cases will fully ameliorate the effects of regulatory lag. Until such time as these proposed mechanisms or any alternative mechanisms are approved, DPL plans to file rate cases at least annually in an effort to align more closely the revenue and related cash flow levels of DPL with its other operation and maintenance spending and capital investments. In light of the MPSC’s decision in the most recent DPL base rate case, DPL intends to file its next electric distribution base rate case with the MPSC in the fourth quarter of 2012.

Storm Restoration Costs

On June 29, 2012, the respective service territories of DPL were affected by a rapidly moving thunderstorm with hurricane-force winds, known as a “derecho,” which resulted in widespread customer outages in each of the service territories. The derecho caused damage to DPL’s electric transmission and distribution systems. Storm restoration activity commenced immediately following the storm and continued into July 2012, with the majority of the incremental storm restoration costs occurring after the end of the second quarter of 2012. The total incremental storm restoration costs of DPL associated with the derecho are currently estimated to range between $2 million and $3 million. This range was developed using estimates of costs related to mutual assistance and contractor services, materials and supplies, and other expenses, and actual costs may vary from these estimates. A portion of the costs will be expensed with the balance being charged to capital. A portion of the costs expensed will be deferred as a regulatory asset to reflect the probable recovery of these storm costs in Maryland. DPL will be pursuing recovery of the incremental storm restoration costs during the next cycle of distribution base rate cases.

Results of Operations

The following results of operations discussion compares the six months ended June 30, 2012 to the six months ended June 30, 2011. All amounts in the tables (except sales and customers) are in millions of dollars.

Electric Operating Revenue

	2012	2011	Change
Regulated T&D Electric Revenue	$208	$194	$14
Default Electricity Supply Revenue	279	342	(63)
Other Electric Revenue	7	7	—

Total Electric Operating Revenue	$494	$543	$(49)

The table above shows the amount of Electric Operating Revenue earned that is subject to price regulation (Regulated T&D Electric Revenue and Default Electricity Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue).

DPL

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

Regulated T&D Electric

	2012	2011	Change
Regulated T&D Electric Revenue
Residential	$95	$92	$3
Commercial and industrial	59	55	4
Transmission and other	54	47	7

Total Regulated T&D Electric Revenue	$208	$194	$14

	2012	2011	Change
Regulated T&D Electric Sales (GWh)
Residential	2,308	2,608	(300)
Commercial and industrial	3,627	3,596	31
Transmission and other	25	24	1

Total Regulated T&D Electric Sales	5,960	6,228	(268)

	2012	2011	Change
Regulated T&D Electric Customers (in thousands)
Residential	441	441	—
Commercial and industrial	60	59	1
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	502	501	1

Regulated T&D Electric Revenue increased by $14 million primarily due to:

•	An increase of $6 million due to a distribution rate increase in Maryland effective July 2011.

•

An increase of $6 million in transmission revenue primarily attributable to higher rates effective June 1, 2012 and June 1, 2011 related to increases in transmission plant investment and operating expenses.

•

An increase of $4 million primarily due to a Renewable Portfolio Surcharge in Delaware effective June 2012 (which is substantially offset by a corresponding increase in Purchased Energy and Depreciation and Amortization).

DPL

The aggregate amount of these increases was partially offset by a decrease of $3 million due to lower sales as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

Default Electricity Supply

	2012	2011	Change
Default Electricity Supply Revenue
Residential	$211	$259	$(48)
Commercial and industrial	63	77	(14)
Other	5	6	(1)

Total Default Electricity Supply Revenue	$279	$342	$(63)

	2012	2011	Change
Default Electricity Supply Sales (GWh)
Residential	2,128	2,450	(322)
Commercial and industrial	891	899	(8)
Other	15	15	—

Total Default Electricity Supply Sales	3,034	3,364	(330)

	2012	2011	Change
Default Electricity Supply Customers (in thousands)
Residential	409	419	(10)
Commercial and industrial	41	44	(3)
Other	—	1	(1)

Total Default Electricity Supply Customers	450	464	(14)

Default Electricity Supply Revenue decreased by $63 million primarily due to:

•	A decrease of $28 million as a result of lower Default Electricity Supply rates.

•	A decrease of $20 million due to lower sales as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

•	A decrease of $9 million due to lower sales, primarily as a result of customer migration to competitive suppliers.

•	A decrease of $6 million due to lower non-weather related average customer usage.

The following table shows the percentages of DPL’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from DPL. Amounts are for the six months ended June 30:

	2012	2011
Sales to Delaware customers	49%	51%
Sales to Maryland customers	55%	60%

DPL

Natural Gas Operating Revenue

	2012	2011	Change
Regulated Gas Revenue	$84	$117	$(33)
Other Gas Revenue	14	24	(10)

Total Natural Gas Operating Revenue	$98	$141	$(43)

The table above shows the amounts of Natural Gas Operating Revenue from sources that are subject to price regulation (Regulated Gas Revenue) and those that generally are not subject to price regulation (Other Gas Revenue). Regulated Gas Revenue includes the revenue DPL receives from on-system natural gas delivered sales and the transportation of natural gas for customers within its service territory at regulated rates. Other Gas Revenue consists of off-system natural gas sales and the short-term release of interstate pipeline transportation and storage capacity not needed to serve customers. Off-system sales are made possible when low demand for natural gas by regulated customers creates excess pipeline capacity.

Regulated Gas

	2012	2011	Change
Regulated Gas Revenue
Residential	$53	$73	$(20)
Commercial and industrial	26	39	(13)
Transportation and other	5	5	—

Total Regulated Gas Revenue	$84	$117	$(33)

	2012	2011	Change
Regulated Gas Sales (billion cubic feet)
Residential	4	5	(1)
Commercial and industrial	2	3	(1)
Transportation and other	3	4	(1)

Total Regulated Gas Sales	9	12	(3)

	2012	2011	Change
Regulated Gas Customers (in thousands)
Residential	114	114	—
Commercial and industrial	9	9	—
Transportation and other	—	—	—

Total Regulated Gas Customers	123	123	—

Regulated Gas Revenue decreased by $33 million primarily due to:

•	A decrease of $18 million due to lower sales primarily as a result of milder weather during the winter months of 2012, as compared to 2011.

•	A decrease of $9 million due to lower non-weather related average customer usage.

DPL

•

A decrease of $4 million due to a revenue adjustment recorded in June 2012 for a reduction in the estimate of gas sold but not yet billed to customers (which is partially offset by a decrease in Gas Purchased).

•	A decrease of $2 million due to a Gas Cost Rate decrease effective November 2011.

Other Gas Revenue

Other Gas Revenue decreased by $10 million primarily due to lower average prices and lower volumes for off-system sales to electric generators and gas marketers.

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by DPL to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $62 million to $265 million in 2012 from $327 million in 2011 primarily due to:

•	A decrease of $23 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $17 million due to lower electricity sales primarily as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

•	A decrease of $12 million primarily due to customer migration to competitive suppliers.

•

A decrease of $6 million in deferred electricity expense primarily due to lower Default Electricity Supply revenue rates, which resulted in a lower rate of recovery of Default Electricity Supply costs.

•

A decrease of $4 million in deferred electricity expense resulting from an adjustment recorded by DPL in June 2012 related to the under-recognition of allowed revenues on Default Electricity Supply procurement and transmission taxes in Delaware.

Gas Purchased

Gas Purchased consists of the cost of gas purchased by DPL to fulfill its obligation to regulated gas customers and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of gas purchased for off-system sales. Total Gas Purchased decreased by $34 million to $62 million in 2012 from $96 million in 2011 primarily due to:

•	A decrease of $18 million in the cost of gas purchases for on-system sales as a result of lower average gas prices and lower volumes purchased.

•	A decrease of $9 million in the cost of gas purchases for off-system sales as a result of lower average gas prices and volumes purchased.

•

A decrease of $2 million in deferred natural gas expense as a result of an adjustment recorded in June 2012 for a reduction in the estimate of gas sold but not yet billed to customers (which is offset by a decrease in Regulated Gas Revenue).

•	A decrease of $3 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

DPL

Other Operation and Maintenance

Other Operation and Maintenance increased by $15 million to $127 million in 2012 from $112 million in 2011 primarily due to:

•

An increase of $5 million resulting from a decrease in deferred cost adjustments associated with DPL Default Electricity Supply. The deferred cost adjustments were primarily due to the under-recognition of allowed returns on working capital in 2011 and allowed returns on net uncollectible accounts in 2012.

•	An increase of $3 million primarily due to higher preventative maintenance costs.

•	An increase of $2 million in customer support service and system support costs.

•	An increase of $2 million due to a 2011 reduction in self-insurance reserves for general and auto liability claims.

•	An increase of $2 million in expenses related to regulatory filings.

The aggregate amount of these increases was partially offset by a decrease of $2 million in emergency restoration costs, which were higher in 2011 largely due to the severe winter storm in January 2011.

Depreciation and Amortization

Depreciation and Amortization expense increased by $5 million to $49 million in 2012 from $44 million in 2011 primarily due to:

•	An increase of $2 million due to utility plant additions.

•

An increase of $2 million in amortization of regulatory assets primarily due to an EmPower Maryland surcharge rate increase effective February 2012 (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

The MPSC reduced DPL’s depreciation rates in DPL’s most recent electric distribution base rate case, which is expected to result in lower annual Depreciation and Amortization expense by approximately $4.1 million beginning on July 20, 2012.

Other Taxes

Other Taxes decreased by $4 million to $16 million in 2012 from $20 million in 2011. The decrease was primarily due to rate decreases in Delaware public utility taxes (substantially offset by a corresponding decrease in Regulated T&D Electric Revenue).

Income Tax Expense

DPL’s income tax expense increased by $1 million to $23 million in 2012 from $22 million in 2011. DPL’s effective tax rates for the six months ended June 30, 2012 and 2011 were 40.4% and 32.8%, respectively. The increase in the effective tax rate resulted from changes in estimates and interest related to uncertain and effectively settled tax positions, primarily related to a $4 million interest benefit recorded by DPL in the second quarter of 2011 from a settlement reached with the IRS with respect to interest due on its federal tax liabilities related to the tax years 1996 through 2002. Also during the second quarter of 2011, DPL completed a reconciliation of its deferred taxes on certain regulatory assets and, as a result, recorded a $1 million decrease to income tax expense.

DPL

Capital Requirements

Capital Expenditures

DPL’s capital expenditures for the six months ended June 30, 2012 were $145 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to DPL when the assets are placed in service.

In its 2011 Form 10-K, DPL presented the projected capital expenditures for the five-year period 2012 through 2016. There have been no changes in DPL’s projected capital expenditures from those presented in DPL’s 2011 Form 10-K. Projected capital expenditures include expenditures for distribution, transmission, and gas delivery which primarily relate to facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. These projected capital expenditures also include expenditures for the programs undertaken by DPL to install smart meters, further automate electric distribution systems and enhance DPL’s communications infrastructure, which is referred to as the Blueprint for the Future.

MAPP Project

In 2007, PJM approved the construction of MAPP. Currently, MAPP is a 152-mile, interstate transmission line proposed as part of PJM’s regional transmission expansion plan. In August 2011, PJM notified DPL that the scheduled in-service date for MAPP has been delayed from June 1, 2015 to the 2019 to 2021 time period. In light of this delayed in-service date, substantially all of DPL’s remaining anticipated capital expenditures associated with MAPP have been delayed until at least 2016 based on management’s current projections. As of June 30, 2012, the total expenditures for MAPP were $37 million, which management believes are fully recoverable, including prudently incurred abandoned plant costs.

PJM is currently reviewing its 2012 regional transmission expansion plan, which review includes an evaluation of the region’s overall transmission needs. This review is anticipated to take into account the results of PJM’s demand forecast and the May 2012 annual capacity market auction which secured additional capacity resources. DPL expects that PJM will release the results of its annual review process, including the further impact on the MAPP in-service date, in August 2012.

MAPP/DOE Loan Program

To assist in the funding of the MAPP project, PHI has applied for a $684 million loan guarantee from the DOE for a substantial portion of the MAPP project, primarily the Calvert Cliffs to Indian River segment. The application has been made under a federal loan guarantee program for projects that employ innovative energy efficiency, renewable energy and advanced transmission and distribution technologies. If granted, PHI believes the guarantee could allow PHI to acquire financing at a lower cost than it would otherwise be able to obtain without the guarantee. Whether PHI’s application will be granted and, if so, the amount of debt guaranteed is subject to the discretion of the DOE and the negotiation of terms that will satisfy the conditions of the guarantee program.

DPL

The DOE’s review of the loan guarantee program has delayed the DOE’s review of PHI’s loan guarantee application. There is no approval deadline under the loan guarantee program, and this program could change or be terminated in the future. PHI continues to coordinate environmental activities with the DOE.

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

Regulatory Lag

An important factor in ACE’s ability to earn its authorized rate of return is the willingness of the NJBPU to adequately recognize forward-looking costs in ACE’s rate structure in order to address the shortfall in revenues due to the delay in time or “lag” between when costs are incurred and when they are reflected in rates. This delay is commonly known as “regulatory lag.” ACE is currently experiencing significant regulatory lag because its investment in the rate base and its operating expenses are outpacing revenue growth. The NJBPU has approved certain rate recovery mechanisms in connection with ACE’s Infrastructure Investment Program, which ACE has proposed to extend and expand. There can be no assurance that this proposal or any other attempts by ACE to mitigate regulatory lag will be approved, or that even if approved, the rate recovery mechanisms or any base rate cases will fully ameliorate the effects of regulatory lag. Until such time as this proposed mechanism is approved, ACE plans to file rate cases at least annually in an effort to align more closely its revenue and related cash flow levels with other operation and maintenance spending and capital investments. In future rate cases, ACE would also continue to seek cost recovery and tracking mechanisms from the NJBPU to reduce the effects of regulatory lag.

Storm Restoration Costs

On June 29, 2012, ACE was affected by a rapidly moving thunderstorm with hurricane-force winds, known as a “derecho,” which resulted in widespread customer outages in its service territory. The derecho caused extensive damage to ACE’s electric transmission and distribution systems. Storm restoration activity commenced immediately following the storm and continued into July 2012, with the majority of the incremental storm restoration costs occurring after the end of the second quarter of 2012.

ACE

The total incremental storm restoration costs of ACE associated with the derecho are currently estimated to range between $29 million and $35 million. This range was developed using estimates of costs related to mutual assistance and contractor services, materials and supplies, and other expenses, and actual costs may vary from these estimates. A portion of the costs will be expensed with the balance being charged to capital. The costs expensed will be deferred as a regulatory asset to reflect the probable recovery of these storm costs in New Jersey. ACE will be pursuing recovery of the incremental storm restoration costs in its next distribution base rate case.

Consolidated Results of Operations

The following results of operations discussion compares the six months ended June 30, 2012 to the six months ended June 30, 2011. All amounts in the tables (except sales and customers) are in millions of dollars.

Operating Revenue

	2012	2011	Change
Regulated T&D Electric Revenue	$171	$183	$(12)
Default Electricity Supply Revenue	347	426	(79)
Other Electric Revenue	8	10	(2)

Total Operating Revenue	$526	$619	$(93)

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

Regulated T&D Electric

	2012	2011	Change
Regulated T&D Electric Revenue
Residential	$67	$75	$(8)
Commercial and industrial	58	59	(1)
Transmission and other	46	49	(3)

Total Regulated T&D Electric Revenue	$171	$183	$(12)

ACE

	2012	2011	Change
Regulated T&D Electric Sales (GWh)
Residential	1,860	2,057	(197)
Commercial and industrial	2,457	2,513	(56)
Transmission and other	22	22	—

Total Regulated T&D Electric Sales	4,339	4,592	(253)

	2012	2011	Change
Regulated T&D Electric Customers (in thousands)
Residential	481	482	(1)
Commercial and industrial	65	65	—
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	547	548	(1)

Regulated T&D Electric Revenue decreased by $12 million primarily due to:

•	A decrease of $5 million due to lower non-weather related average customer usage.

•	A decrease of $4 million due to lower sales as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

•	A decrease of $3 million in transmission revenue primarily attributable to lower rates effective June 1, 2011.

Default Electricity Supply

	2012	2011	Change
Default Electricity Supply Revenue
Residential	$209	$231	$(22)
Commercial and industrial	99	121	(22)
Other	39	74	(35)

Total Default Electricity Supply Revenue	$347	$426	$(79)

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs, and (ii) revenue from transmission enhancement credits.

	2012	2011	Change
Default Electricity Supply Sales (GWh)
Residential	1,556	1,834	(278)
Commercial and industrial	610	743	(133)
Other	10	18	(8)

Total Default Electricity Supply Sales	2,176	2,595	(419)

	2012	2011	Change
Default Electricity Supply Customers (in thousands)
Residential	407	431	(24)
Commercial and industrial	48	51	(3)
Other	—	—	—

Total Default Electricity Supply Customers	455	482	(27)

ACE

Default Electricity Supply Revenue decreased by $79 million primarily due to:

•	A decrease of $34 million in wholesale energy and capacity resale revenues primarily due to the sale at lower market prices of electricity and capacity purchased from NUGs.

•	A decrease of $27 million due to lower sales, primarily as a result of customer migration to competitive suppliers.

•	A decrease of $17 million due to lower non-weather related average customer usage.

•	A decrease of $7 million due to lower sales as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

The aggregate amount of these decreases was partially offset by an increase of $6 million as a result of higher Default Electricity Supply rates, primarily due to Basic Generation Charge rate increases that became effective in June 2011 and June 2012.

For the six months ended June 30, 2012 and 2011, the percentages of ACE’s total distribution sales that are derived from customers receiving Default Electricity Supply are 50% and 57%, respectively.

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by ACE to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $65 million to $329 million in 2012 from $394 million in 2011 primarily due to:

•	A decrease of $30 million primarily due to customer migration to competitive suppliers.

•	A decrease of $28 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $6 million due to lower electricity sales primarily as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $6 million to $112 million in 2012 from $106 million in 2011 primarily due to:

•	An increase of $3 million in customer support service costs.

•	An increase of $2 million in employee-related-costs, primarily due to pension and other benefit expenses.

ACE

Depreciation and Amortization

Depreciation and Amortization expense decreased by $11 million to $55 million in 2012 from $66 million in 2011 primarily due to a decrease of $10 million in amortization of stranded costs primarily as the result of lower revenue due to rate decreases effective October 2011 for the ACE Transition Bond Charge and Market Transition Charge Tax (partially offset in Default Electricity Supply Revenue). The decrease was partially offset by an increase of $2 million due to utility plant additions.

Other Taxes

Other Taxes decreased by $3 million to $8 million in 2012 from $11 million in 2011. The decrease was primarily due to decreased Transitional Energy Facility Assessment tax accruals due to a rate decrease effective January 2012 (partially offset by a corresponding decrease in Regulated T&D Electric Revenue).

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

Deferred Electric Service Costs decreased by $3 million, to an expense reduction of $35 million in 2012 as compared to an expense reduction of $32 million in 2011, primarily as a result of higher electricity supply costs, partially offset by higher Default Electricity Supply revenue rates.

Income Tax Expense

ACE’s consolidated income tax expense decreased by $11 million to $8 million in 2012 from $19 million in 2011. ACE’s consolidated effective tax rates for the six months ended June 30, 2012 and 2011 were 33.3% and 44.2%, respectively. The decrease in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions during 2012, primarily due to the effective settlement with the IRS with respect to the methodology used historically to calculate deductible mixed service costs.

Capital Requirements

Capital Expenditures

ACE’s capital expenditures for the six months ended June 30, 2012 were $114 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to ACE when the assets are placed in service.

In its 2011 Form 10-K, ACE presented the projected capital expenditures for the five-year period 2012 through 2016. There have been no changes in ACE’s projected capital expenditures from those presented in ACE’s 2011 Form 10-K. Projected capital expenditures include expenditures for distribution and transmission, which primarily relate to facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. These projected capital expenditures also include expenditures for the programs undertaken by ACE to install smart meters (for which approval by the NJBPU has been deferred), further automate electric distribution systems and enhance ACE’s communications infrastructure, which is referred to as the Blueprint for the Future.

ACE

DOE Capital Reimbursement Awards

In 2009, the DOE announced a $168 million award to PHI under the American Recovery and Reinvestment Act of 2009 for the implementation of an AMI system, direct load control, distribution automation, and communications infrastructure, of which $19 million was for ACE’s service territory.

In April 2010, ACE and the DOE signed agreements formalizing ACE’s $19 million share of the $168 million award. Of the $19 million, $12 million is being used for Blueprint for the Future and other capital expenditures of ACE. The remaining $7 million is being used to offset incremental expenses associated with direct load control and other programs. During the six months ended June 30, 2012, ACE received award payments of $3 million. The cumulative award payments received by ACE as of June 30, 2012, were $11 million.

The IRS has announced that, to the extent these grants are expended on capital items, they will not be considered taxable income.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk management policies for PHI and its subsidiaries are determined by PHI’s Corporate Risk Management Committee (CRMC), the members of which are PHI’s Chief Risk Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Information Officer and other senior executives. The CRMC monitors interest rate fluctuation, commodity price fluctuation, credit risk exposure, and sets risk management policies that establish limits on unhedged risk and determine risk reporting requirements. For information about PHI’s derivative activities, other than the information otherwise disclosed herein, refer to Note (2), “Significant Accounting Policies – Accounting For Derivatives,” Note (15), “Derivative Instruments and Hedging Activities,” and Note (20), “Discontinued Operations,” of the consolidated financial statements of PHI included in its 2011 Form 10-K, Part I, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in PHI’s 2011 Form 10-K, and Note (13), “Derivative Instruments and Hedging Activities,” of the consolidated financial statements of PHI included herein.

Pepco Holdings, Inc.

Commodity Price Risk

The Pepco Energy Services segment engages in commodity risk management activities to reduce its financial exposure to changes in the value of its assets and obligations due to commodity price fluctuations. Certain of these risk management activities are conducted using instruments classified as derivatives based on Financial Accounting Standards Board (FASB) guidance on derivatives and hedging, (ASC 815). Pepco Energy Services also manages commodity risk with contracts that are not classified as derivatives.

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

The table below provides the VaR associated with energy contracts of the Pepco Energy Services segment for the six months ended June 30, 2012 in millions of dollars:

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

Credit and Nonperformance Risk

The following table provides information on the credit exposure on competitive wholesale energy contracts, net of collateral, to wholesale counterparties as of June 30, 2012, in millions of dollars:

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

For information regarding “Interest Rate Risk,” please refer to Part I, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in Pepco Holdings’ 2011 Form 10-K.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Each Reporting Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Reporting Company’s reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of such Reporting Company, including the Reporting Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. This control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Such Reporting Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives. Under the supervision, and with the participation of management, including the CEO and the CFO, each Reporting Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012, and, based upon this evaluation, the CEO and the CFO of such Reporting Company have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Reporting Company and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Reports of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of management, including the CEO and CFO of each Reporting Company, each such Reporting Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2012, and has concluded there was no change in such Reporting Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such Reporting Company’s internal control over financial reporting.

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

ACE

Other than ordinary routine litigation incidental to its business, ACE is not a party to, and its property is not subject to, any material pending legal proceedings except as described in Note (12), “Commitments and Contingencies,” to the consolidated financial statements of ACE included herein, which description is incorporated by reference herein.

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

Four of the collective bargaining agreements to which PHI’s subsidiaries are a party will expire within the next four years, and the fifth agreement had been set to expire on June 1, 2012. However, prior to its expiration, the parties have amended this agreement to extend its expiration date, which is currently August 19, 2012. Further extensions may be possible as Pepco is currently negotiating with the labor union to enter into a new collective bargaining agreement. Although PHI believes that a protracted work stoppage is unlikely, if Pepco is unable to come to terms with the labor union on a new collective bargaining agreement, the labor union’s members may vote to terminate the agreement and cease working thereunder. Such an event could result in a disruption of Pepco’s operations, which could, in turn, have a material adverse effect upon the business, results of operations, cash flow and financial condition of Pepco and PHI.

The agreements that govern PHI’s primary credit facility and its term loan agreement contain a consolidated indebtedness covenant that may limit discretion of each borrower to incur indebtedness or reduce its equity.

Under the terms of PHI’s primary credit facility, of which each Reporting Company is a borrower, and of PHI’s term loan agreement entered into in April 2012, the consolidated indebtedness of a borrower cannot exceed 65% of its consolidated capitalization. If a borrower’s equity were to decline or its debt were to increase to a level that caused its debt to exceed this limit, lenders under the credit facility would be entitled to refuse any further extension of credit and to declare all of the outstanding debt under the credit facility immediately due and payable. To avoid such a default, a waiver or renegotiation of this covenant would be required, which would likely increase funding costs and could result in additional covenants that would restrict the affected Reporting Company’s operational and financing flexibility.

Each borrower’s ability to comply with this covenant is subject to various risks and uncertainties, including events beyond the borrower’s control. For example, events that could cause a reduction in PHI’s equity include, without limitation, a further write-down of PHI’s cross-border energy lease investments or a significant write-down of PHI’s goodwill. Even if each borrower is able to comply with this covenant, the restrictions on its ability to operate its business in its sole discretion could harm its and PHI’s business by, among other things, limiting the borrower’s ability to incur indebtedness or reduce equity in connection with financings or other corporate opportunities that it may believe would be in its best interests or the interests of PHI’s stockholders to complete.

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

Approval of these regulators is required in connection with changes in rates and other aspects of the utilities’ operations. These regulatory authorities, and NERC with respect to electric reliability, are empowered to impose financial penalties, fines and other sanctions against the utilities for non-compliance with certain rules and regulations. In this regard, in December 2011, the MPSC sanctioned Pepco related to its reliability in connection with major storm events that occurred in July and August

2010. These sanctions included imposing a fine on Pepco and requiring Pepco to file a work plan detailing, among other things, its reliability improvement objectives and progress in meeting those objectives, while raising the possibility of additional fines or cost recovery disallowances for failing to meet those objectives. The MPSC also stated that it would consider in Pepco’s latest Maryland retail base rate case the potential disallowance of the recovery of costs which may be determined to have been imprudently incurred. In this base rate case, the MPSC set rates at a level that was not adequate to recover costs that Pepco will incur during the period the rates are in effect.

NERC’s eight regional oversight entities, including ReliabilityFirst Corporation (RFC), of which Pepco, DPL, ACE and Pepco Energy Services are members, and Northeast Power Coordinating Council (NPCC), of which Pepco Energy Services is a member, are charged with the day-to-day implementation and enforcement of NERC’s standards. RFC and NPCC perform compliance audits on entities registered with NERC based on reliability standards and criteria established by NERC. NERC, RFC and NPCC also conduct compliance investigations in response to a system disturbance, complaint, or possible violation of a reliability standard identified by other means. Pepco, DPL, ACE and Pepco Energy Services are subject to routine audits and monitoring with respect to compliance with applicable NERC reliability standards, including standards requested by FERC to increase the number of assets (including cyber security assets) subject to NERC cyber security standards that are designated as “critical assets.” From time to time, Pepco, DPL and ACE have entered into settlement agreements with RFC resolving alleged violations and resulting in fines. There can be no assurance that additional settlements resolving issues related to RFC or NPCC requirements will not occur in the future. The imposition of additional sanctions and civil fines by these enforcement entities could have a material adverse effect on a Reporting Company’s results of operations, cash flow and financial condition.

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

In their most recent rate cases, Pepco (in the District of Columbia and Maryland), DPL (in Maryland and Delaware) and ACE (in New Jersey) have proposed mechanisms that would track reliability and other expenses and permit each utility to make adjustments in its approved rates to account for prudent investments as made, thereby seeking to reduce the magnitude of regulatory lag. However, in July 2012, the MPSC did not approve in substantial part requests by Pepco and DPL to implement regulatory lag mitigation mechanisms. In New Jersey, the NJBPU has previously approved a similar mechanism, and ACE currently has an update and expansion of that previously approved mechanism pending before the NJPBU. There can be no assurance that any of the outstanding proposals or any other attempts by Pepco, DPL and ACE to mitigate regulatory lag will be approved, or that even if approved, the rate recovery mechanisms will fully ameliorate the effects of regulatory lag. If necessary to address in whole or in part the problem of regulatory lag, each utility can file (and Pepco and DPL presently intend to file) base rate cases annually (or even more frequently) to seek to align its revenue and related cash flow levels allowed by the applicable public service commissions with operation and maintenance spending and capital investments. The inability of PHI’s utility subsidiaries to obtain relief from the impact of regulatory lag through base rate cases or otherwise may have an adverse effect on the business, results of operations, cash flow and financial condition of PHI and each utility subsidiary.

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

3.1	PHI	Restated Certificate of Incorporation of Pepco Holdings, Inc. (as filed in Delaware)	Exhibit 3.1 to PHI’s Form 10-K, March 13, 2006.

3.2	Pepco	Restated Articles of Incorporation (as filed in the District of Columbia)	Exhibit 3.1 to Pepco’s Form 10-Q, May 5, 2006.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exhibit 3.3 to PHI’s Form 10-Q, November 4, 2011.

3.4	DPL	Restated Certificate and Articles of Incorporation (as filed in Delaware and Virginia)	Exhibit 3.3 to DPL’s Form 10-K, March 1, 2007.

3.5	ACE	Restated Certificate of Incorporation (as filed in New Jersey)	Exhibit B.8.1 to PHI’s Amendment No. 1 to Form U5B, February 13, 2003.

3.6	PHI	Bylaws	Exhibit 3 to PHI’s Form 8-K, December 21, 2011.

3.7	Pepco	By-Laws	Exhibit 3.2 to Pepco’s Form 10-Q, May 5, 2006.

3.8	DPL	Amended and Restated Bylaws	Exhibit 3.2.1 to DPL’s Form 10-Q, May 9, 2005.

3.9	ACE	Amended and Restated Bylaws	Exhibit 3.2.2 to ACE’s Form 10-Q, May 9, 2005.

4.1	Pepco	Supplemental Indenture, dated as of March 28, 2012, with respect to the Mortgage and Deed of Trust, dated July 1, 1936	Exhibit 4.2 to Pepco’s Form 8-K, March 29, 2012.

4.2	Pepco	Form of First Mortgage Bond, 3.05% Series due April 1, 2022	Included in Exhibit 4.1 hereto.

4.3	DPL	One Hundred and Ninth Supplemental Indenture, dated as of January 1, 2012	Filed herewith.

4.4	DPL	One Hundred and Tenth Supplemental Indenture, dated as of June 19, 2012, with respect to the Mortgage and Deed of Trust, dated October 1, 1943	Exhibit 4.2 to DPL’s Form 8-K, June 20, 2012.

4.5	DPL	Form of First Mortgage Bond, 4.00% Series due June 1, 2042	Included in Exhibit 4.4 hereto.

10.1	PHI	Form of Restricted Stock Unit Agreement (Time-Vested) under the 2012 LTIP	Exhibit 10.3 to PHI’s Form 8-K, May 18, 2012.

10.2	PHI	Form of Restricted Stock Unit Agreement (Performance-Based/162(m)) under the 2012 LTIP	Exhibit 10.4 to PHI’s Form 8-K, May 18, 2012.

10.3	PHI	Form of Restricted Stock Unit Agreement (Performance-Based/Non-162(m)) under the 2012 LTIP	Exhibit 10.5 to PHI’s Form 8-K, May 18, 2012.

10.4	PHI	Form of Restricted Stock Unit Agreement (Director Award) under the 2012 LTIP	Filed herewith.

10.5	PHI	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan	Exhibit 10.29 to PHI’s Form 10-K, February 24, 2012.

10.6	PHI	Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan	Exhibit 10.30.1 to PHI’s Form 10-K, February 24, 2012.

10.7	PHI	$200,000,000 Term Loan Agreement by and among Pepco Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, and the lenders party thereto, dated April 24, 2012	Exhibit 10 to PHI’s Form 8-K, April 25, 2012.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.8	PHI	Form of Note under $200,000,000 PHI Term Loan Agreement	Included in Exhibit 10.7 hereto.

10.9	DPL	Purchase Agreement, dated June 19, 2012, among DPL, and J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, and SunTrust Robinson Humphrey Inc. as representatives of the several Underwriters named therein	Exhibit 1.1 to DPL’s Form 8-K, June 20, 2012.

12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.

12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.

12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.

12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

101. INS	PHI Pepco DPL ACE	XBRL Instance Document	Submitted herewith.

101. SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document	Submitted herewith.

101. CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted herewith.

101. DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document	Submitted herewith.

101. LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document	Submitted herewith.

101. PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted herewith.

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

August 6, 2012	By	/s/ FREDERICK J. BOYLE
Frederick J. Boyle
Senior Vice President and Chief Financial Officer, PHI, Pepco and DPL Chief Financial Officer, ACE

INDEX TO EXHIBITS FILED HEREWITH OR INCORPORATED BY REFERENCE HEREIN

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

3.1	PHI	Restated Certificate of Incorporation of Pepco Holdings, Inc. (as filed in Delaware)	Exhibit 3.1 to PHI’s Form 10-K, March 13, 2006.

3.2	Pepco	Restated Articles of Incorporation (as filed in the District of Columbia)	Exhibit 3.1 to Pepco’s Form 10-Q, May 5, 2006.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exhibit 3.3 to PHI’s Form 10-Q, November 4, 2011.

3.4	DPL	Restated Certificate and Articles of Incorporation (as filed in Delaware and Virginia)	Exhibit 3.3 to DPL’s Form 10-K, March 1, 2007.

3.5	ACE	Restated Certificate of Incorporation (as filed in New Jersey)	Filed herewith. Exhibit B.8.1 to PHI’s Amendment No. 1 to Form U5B, February 13, 2003.

3.6	PHI	Bylaws	Exhibit 3 to PHI’s Form 8-K, December 21, 2011

3.7	Pepco	By-Laws	Exhibit 3.2 to Pepco’s Form 10-Q, May 5, 2006.

3.8	DPL	Amended and Restated Bylaws	Exhibit 3.2.1 to DPL’s Form 10-Q, May 9, 2005.

3.9	ACE	Amended and Restated Bylaws	Exhibit 3.2.2 to ACE’s Form 10-Q, May 9, 2005.

4.1	Pepco	Supplemental Indenture, dated as of March 28, 2012, with respect to the Mortgage and Deed of Trust, dated July 1, 1936	Exhibit 4.2 to Pepco’s Form 8-K, March 29, 2012.

4.2	Pepco	Form of First Mortgage Bond, 3.05% Series due April 1, 2022	Included in Exhibit 4.1 hereto.

4.3	DPL	One Hundred and Ninth Supplemental Indenture, dated as of January 1, 2012	Filed herewith.

4.4	DPL	One Hundred and Tenth Supplemental Indenture, dated as of June 19, 2012, with respect to the Mortgage and Deed of Trust, dated October 1, 1943	Exhibit 4.2 to DPL’s Form 8-K, June 20, 2012.

4.5	DPL	Form of First Mortgage Bond, 4.00% Series due June 1, 2042	Included in Exhibit 4.4 hereto.

10.1	PHI	Form of Restricted Stock Unit Agreement (Time-Vested) under the 2012 LTIP	Exhibit 10.3 to PHI’s Form 8-K, May 18, 2012.

10.2	PHI	Form of Restricted Stock Unit Agreement (Performance-Based/162(m)) under the 2012 LTIP	Exhibit 10.4 to PHI’s Form 8-K, May 18, 2012.

10.3	PHI	Form of Restricted Stock Unit Agreement (Performance-Based/Non-162(m)) under the 2012 LTIP	Exhibit 10.5 to PHI’s Form 8-K, May 18, 2012.

10.4	PHI	Form of Restricted Stock Unit Agreement (Director Award) under the 2012 LTIP	Filed herewith.

10.5	PHI	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan	Exhibit 10.29 to PHI’s Form 10-K, February 24, 2012.

10.6	PHI	Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan	Exhibit 10.30.1 to PHI’s Form 10-K, February 24, 2012.

10.7	PHI	$200,000,000 Term Loan Agreement by and among Pepco Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, and the lenders party thereto, dated April 24, 2012	Exhibit 10 to PHI’s Form 8-K, April 25, 2012.

10.8	PHI	Form of Note under $200,000,000 PHI Term Loan Agreement	Included in Exhibit 10.7 hereto.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.9	DPL	Purchase Agreement, dated June 19, 2012, among DPL, and J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, and SunTrust Robinson Humphrey Inc. as representatives of the several Underwriters named therein	Exhibit 1.1 to DPL’s Form 8-K, June 20, 2012.

12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.

12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.

12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.

12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

INDEX TO EXHIBITS FURNISHED HEREWITH

Exhibit No.	Registrant(s)	Description of Exhibit

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

INDEX TO EXHIBITS SUBMITTED HEREWITH

Exhibit No.	Registrant(s)	Description of Exhibit

101.INS	PHI Pepco DPL ACE	XBRL Instance Document

101.SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document

101.CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document