Form 10-K
period 2012-12-31
ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; POTOMAC ELECTRIC POWER CO; PEPCO HOLDINGS INC
filed 2013-03-01
CIK 8192, 27879, 79732, 1135971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Registrant	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 29, 2012	Number of Shares of Common Stock of the Registrant Outstanding at February 15, 2013
Pepco Holdings	$4,464,800,000(a)	230,073,469 ($.01 par value)
Pepco	None (b)	100 ($.01 par value)
DPL	None (c)	1,000 ($2.25 par value)
ACE	None (c)	8,546,017 ($3.00 par value)

(a)	Solely for purposes of calculating this aggregate market value, PHI has defined its affiliates to include (i) those persons who were, as of June 29, 2012, its executive officers, directors and beneficial owners of more than 10% of its common stock, and (ii) such other persons who were, as of June 29, 2012, controlled by, or under common control with, the persons described in clause (i) above.
(b)	All voting and non-voting common equity is owned by Pepco Holdings.
(c)	All voting and non-voting common equity is owned by Conectiv, LLC, a wholly owned subsidiary of Pepco Holdings.

THIS COMBINED FORM 10-K IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Pepco Holdings, Inc. definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 are incorporated by reference into Part III of this report.

GLOSSARY OF TERMS

The following is a glossary of terms, abbreviations and acronyms that are used in the Reporting Companies’ SEC reports. The terms, abbreviations and acronyms used have the meanings set forth below, unless the context requires otherwise.

Term	Definition
2012 LTIP	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan

ACE	Atlantic City Electric Company

ACE Funding	Atlantic City Electric Transition Funding LLC

AFUDC	Allowance for funds used during construction

AOCL	Accumulated Other Comprehensive Loss

AMI	Advanced metering infrastructure, a system that collects, measures and analyzes energy usage data from advanced digital electric and gas meters known as smart meters

ASC	Accounting Standards Codification

BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)

BGS-CIEP	BGS-Commercial and Industrial Energy Price

BGS-FP	BGS-Fixed Price

Bondable Transition Property	Principal and interest payments on the Transition Bonds and related taxes, expenses and fees

BSA	Bill Stabilization Adjustment

Budget Support Act	The Fiscal Year 2012 Budge Support Act of 2011, approved by the Council of the District of Columbia on June 14, 2011

CAA	Federal Clean Air Act

Calpine	Calpine Corporation

CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980

Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE

Conectiv Energy	Subsidiaries of Conectiv Energy Holding Company, a disposition plan for which was approved by PHI’s Board of Directors in April 2010 and has been completed

CRMC	PHI’s Corporate Risk Management Committee

DCPSC	District of Columbia Public Service Commission

DDOE	District of Columbia Department of the Environment

Default Electricity Supply	The supply of electricity by PHI’s electric utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Standard Offer Service or BGS

DPL	Delmarva Power & Light Company

DEDA	Delaware Economic Development Authority

DOE	U.S. Department of Energy

DPSC	Delaware Public Service Commission

DRP	Shareholder Dividend Reinvestment Plan

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EDC	Electricity Distribution Company

EmPower Maryland	A Maryland demand-side management program for Pepco and DPL

EPA	U.S. Environmental Protection Agency

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FPA	Federal Power Act

GAAP	Accounting principles generally accepted in the United States of America

GCR	Gas Cost Rate

GWh	Gigawatt hour

HPS	Hourly Priced Service

IIP	ACE’s Infrastructure Investment Program

i

Term	Definition
IRS	Internal Revenue Service

ISDA	International Swaps and Derivatives Association Master Agreement

ISRA	Industrial Site Recovery Act

LIBOR	London Interbank Offered Rate

Line Losses	Estimates of electricity and gas expected to be lost in the process of its transmission and distribution to customers

LTIP	The Pepco Holdings, Inc. Long-Term Incentive Plan

MAPP	Mid-Atlantic Power Pathway

Market Transition Charge Tax	Revenue ACE receives and pays to ACE Funding to recover income taxes associated with Transition Bond Charge revenue

Mcf	Thousand Cubic Feet

MDC	MDC Industries, Inc.

Medicare Act	Medicare Prescription Drug Improvement and Modernization Act of 2003

Medicare Part D	A prescription drug benefit under the Medicare Act

MFVRD	Modified fixed variable rate design

Mirant	Mirant Corporation

MMBtu	One Million British Thermal Units

MPSC	Maryland Public Service Commission

MW	Megawatt

MWh	Megawatt hour

NAV	Net Asset Value

NERC	North American Electric Reliability Corporation

New Jersey Settlement	A stipulation of settlement signed by the parties to ACE’s electric distribution base rate case, which was approved by the NJBPU on October 23, 2012

New Jersey Societal Benefit Charge	A surcharge related to the New Jersey Societal Benefit Program

New Jersey Societal Benefit Program	A New Jersey public interest program for low income customers

NJBPU	New Jersey Board of Public Utilities

NPCC	Northeast Power Coordinating Council

NPDES	National Pollutant Discharge Elimination System

NUGs	Non-utility generators

NYMEX	New York Mercantile Exchange

OPEB	Other postretirement benefit

PCI	Potomac Capital Investment Corporation and its subsidiaries

Pepco	Potomac Electric Power Company

Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries

Pepco Holdings or PHI	Pepco Holdings, Inc.

PHI OPEB Plan	The Pepco Holdings, Inc. Welfare Plan for Retirees

PJM	PJM Interconnection, LLC

PJM RTO	PJM regional transmission organization

Power Delivery	The transmission, distribution and default supply of electricity and, to a lesser extent, the distribution and supply of natural gas, conducted through Pepco, DPL and ACE, PHI’s regulated public utility subsidiaries.

PPA	Power purchase agreement

PRP	Potentially responsible party

PUHCA 2005	Public Utility Holding Company Act of 2005

RECs	Renewable energy credits

ii

Term	Definition
Regulated T&D Electric Revenue	Revenue from the transmission and the distribution of electricity to PHI’s customers within its service territories at regulated rates

Regulatory Asset Recovery Charge	Costs associated with deferred, NJBPU-approved expenses incurred as part of ACE’s obligation to serve the public

Reporting Company	PHI, Pepco, DPL or ACE

Revenue Decoupling Adjustment	An adjustment equal to the amount by which revenue from distribution sales differs from the revenue that Pepco and DPL are entitled to earn based on the approved distribution charge per customer

RFC	ReliabilityFirst Corporation

RI/FS	Remedial investigation and feasibility study

RIM	Reliability investment recovery mechanism

ROE	Return on equity

RPS	Renewable Energy Portfolio Standards

Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002

SEC	Securities and Exchange Commission

SO2	Sulfur dioxide

SOCA	Standard Offer Capacity Agreement required to be entered into by ACE pursuant to a New Jersey law enacted to promote the construction of qualified electric generation facilities in New Jersey

SOS	Standard Offer Service, how Default Electricity Supply is referred to in Delaware, the District of Columbia and Maryland

SPCC	Spill Prevention, Control, and Countermeasure plans, required pursuant to federal regulations requiring plans for facilities using oil-containing equipment in proximity to surface waters

SRECs	Solar renewable energy credits

T&D	Transmission and distribution

TEFA	Transitional Energy Facility Assessment, a New Jersey tax surcharge providing a gradual transition from the previous franchise and gross receipts tax eliminated in 1997, to its new total liability under the corporation business tax and the sales-and-use tax (this surcharge will be eliminated in 2013)

Transition Bond Charge	Revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees

Transition Bonds	Transition Bonds issued by ACE Funding

VADEQ	Virginia Department of Environmental Quality

VaR	Value at Risk

VRDBs	Variable Rate Demand Bonds

WACC	Weighted average cost of capital

iii

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K with respect to Pepco Holdings, Inc. (PHI or Pepco Holdings), Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), including each of their respective subsidiaries, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding the intents, beliefs, estimates and current expectations of one or more of PHI, Pepco, DPL or ACE (each, a Reporting Company) or their subsidiaries. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “assumes,” “seeks to,” “plans,” “anticipates,” “believes,” “projects,” “estimates,” “predicts,” “potential,” “future,” “goal,” “objective,” or “continue” or the negative of such terms or other variations thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause one or more Reporting Companies’ or their subsidiaries’ actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Therefore, forward-looking statements are not guarantees or assurances of future performance, and actual results could differ materially from those indicated by the forward-looking statements.

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

•

The outcome of PHI’s litigation with the Internal Revenue Service (IRS) regarding its cross-border energy leases or the amount of Federal and state income taxes, including interest and the likelihood of penalties, that may be due as a result of the disallowance of prior deductions or a recharacterization of the leases as loans, and PHI’s method of funding such tax payments as well as the ability of PHI to timely liquidate the lease portfolio, if it determines to do so, and the impact of such liquidation on future earnings;

•	The expenditures necessary to comply with regulatory requirements, including regulatory orders, and to implement reliability enhancement, emergency response and customer service improvement programs;

•	Possible fines, penalties or other sanctions assessed by regulatory authorities against a Reporting Company or its subsidiaries;

•

The impact of adverse publicity and media exposure which could render one or more Reporting Companies or their subsidiaries vulnerable to increased regulatory oversight and negative customer perception;

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

•	Legal and administrative proceedings (whether civil or criminal) and settlements that affect a Reporting Company’s or its subsidiaries’ business and profitability;

•	Pace of entry into new markets;

•	Interest rate fluctuations and the impact of credit and capital market conditions on the ability to obtain funding on favorable terms; and

•	Effects of geopolitical and other events, including the threat of domestic terrorism or cyber attacks.

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in Part I, Item 1A. “Risk Factors” and other statements in this Annual Report on Form 10-K, and investors should refer to such risk factors and other statements in evaluating the forward-looking statements contained in this Annual Report on Form 10-K.

Any forward-looking statements speak only as to the date this Annual Report on Form 10-K for each Reporting Company was filed with the SEC and none of the Reporting Companies undertakes an obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for a Reporting Company to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on such Reporting Company’s or its subsidiaries’ business (viewed independently or together with the business or businesses of some or all of the other Reporting Companies or their subsidiaries), or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

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

Through Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services), PHI provides energy savings performance contracting services primarily to government customers, high voltage underground transmission cabling for industrial customers, construction and operations of combined heat and power and central energy plants for government and commercial customers, and is in the process of winding down its competitive electricity and natural gas retail supply business.

In addition, through Potomac Capital Investment Corporation (PCI), PHI holds six cross-border energy lease investments as described below under the heading “Other Business Operations.”

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

Pepco Holdings’ management has identified its operating segments at December 31, 2012 as (i) Power Delivery, consisting of the operations of Pepco, DPL and ACE, engaged primarily in the transmission, distribution and default supply of electricity and the distribution and supply of natural gas, (ii) Pepco Energy Services and (iii) Other Non-Regulated, consisting primarily of the operations of PCI. For financial information relating to PHI’s segments, see Note (5), “Segment Information,” to the consolidated financial statements of PHI.

Business Strategy

PHI’s business strategy is to be a top-performing, regulated power delivery company focused on:

•	investing in transmission and distribution infrastructure to provide safe and reliable electric and natural gas service;

•	building a smarter grid to automate certain functions on the electric system, restore power more efficiently and provide customers detailed energy information to help them control their energy costs;

•	enhancing the customer experience and PHI’s communications with its customers through the development and use of the smart grid and other technology; and

•	providing comprehensive energy management solutions and developing, installing and operating renewable energy solutions.

The elements of PHI’s business strategy support PHI’s core values of safety, diversity and environmental stewardship. PHI’s success in achieving this business strategy is dependent on its ability to earn reasonable rates of return on, and timely cost recovery of, its investments through its regulatory proceedings.

To further its business strategy, Pepco Holdings may consider transactions involving its existing businesses, including joint ventures, and dispositions and acquisitions of businesses. Pepco Holdings also may refine components of its business strategy as it deems necessary or appropriate in response to business factors and conditions, including regulatory requirements.

Description of Business

Power Delivery

PHI’s primary business is Power Delivery. Power Delivery in 2012, 2011 and 2010, produced 86%, 78% and 73%, respectively, of PHI’s consolidated operating revenues and 79%, 78% and 81%, respectively, of PHI’s consolidated operating income.

Each utility comprising Power Delivery is regulated in the jurisdictions that encompass its electricity distribution service territory and is regulated by the Federal Energy Regulatory Commission (FERC) for its electricity transmission facilities. DPL also is a regulated natural gas utility serving portions of Delaware. In the aggregate, Power Delivery distributes electricity to more than 1.8 million customers in the mid-Atlantic region and delivers natural gas to approximately 125,000 customers in Delaware. PHI no longer owns any electric generation facilities except for 17,400 kilowatts of generating capacity owned and operated by Pepco Energy Services.

The Pepco, DPL and ACE service territories are located within a corridor extending from the District of Columbia to southern New Jersey. These service territories are economically diverse and include key industries that contribute to the regional economic base:

•	Commercial activities in the region include banking and other professional services, government, insurance, real estate, shopping malls, casinos, stand alone construction and tourism.

•	Industrial activities in the region include chemical, glass, pharmaceutical, steel manufacturing, food processing and oil refining.

Distribution and Default Supply of Electricity

Pepco, DPL and ACE each owns and operates a network of wires, substations and other equipment that are classified as transmission facilities, distribution facilities or common facilities (which are used for both transmission and distribution). Transmission facilities carry wholesale electricity into, out of and across, the utilties’ service territories. Distribution facilities carry electricity from the transmission facilities to the end-use customers located in the utilities’ service territories.

Each utility is responsible for the distribution of electricity in its service territory, for which it is paid tariff rates established by the applicable local public service commissions. Each utility also supplies electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive retail supplier. The regulatory term for this default supply service is Standard Offer Service (SOS) in Delaware, the District of Columbia and Maryland, and Basic Generation Service (BGS) in New Jersey. In this Annual Report on Form 10-K, these supply services are referred to generally as Default Electricity Supply.

Transmission of Electricity and Relationship with PJM

The transmission facilities owned by Pepco, DPL and ACE are interconnected with the transmission facilities of contiguous utilities and are part of an interstate power transmission grid over which electricity is transmitted throughout the mid-Atlantic portion of the United States and parts of the Midwest. Pepco, DPL and ACE each is a member of the PJM Regional Transmission Organization (PJM RTO), the regional transmission organization designated by FERC to coordinate the movement of wholesale electricity within a region consisting of all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

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

Reliability Enhancement

Since 2010, PHI has implemented comprehensive reliability enhancement plans which include various initiatives to improve electrical system reliability, including:

•	the identification and upgrading of under-performing feeder lines;

•	the addition of new facilities to support load;

•	the installation of distribution automation systems on both the overhead and underground network system;

•	the rejuvenation and replacement of underground residential cables;

•	selective undergrounding of portions of existing above-ground primary feeder lines, where appropriate to improve reliability;

•	improvements to substation supply lines; and

•	enhanced vegetation management.

PHI’s capital expenditures for continuing reliability enhancement efforts are included in the table of projected capital expenditures within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Capital Requirements.”

Smart Grid

A key initiative for PHI in 2012 was the continued transformation of the electric grid owned and operated by Pepco Holdings’ utility subsidiaries into a “smart grid,” a sophisticated network of automated digital devices capable of communicating vast amounts of real-time information. The smart grid is designed to meet the challenges of rising energy costs, respond to concerns about the environment, improve reliability, provide timely and accurate customer information and address government energy reduction goals. During 2012, Power Delivery continued its development of the smart grid by replacing existing meters with smart meters, continuing construction of a wireless network and related information technology infrastructure to collect, manage and provide customers with the data made available by the smart meters and installing equipment to automate certain functions on the electric grid.

A central component of the smart grid is advanced metering infrastructure (AMI) which is a system that collects, measures and analyzes energy usage data from advanced digital electric and gas meters known as smart meters. In total, Power Delivery is deploying 1.3 million smart meters across the Pepco and DPL service territories. Also critical to the operation of the smart grid is distribution automation technology, which is comprised of automated devices that have internal intelligence and can be controlled remotely to better manage power flow and restore service quickly and more safely. Both AMI and distribution automation are enabled by advanced technology that is able to communicate with devices on the electric and gas delivery system and carry energy usage data to the host utility. The smart grid system will provide customers access to detailed energy information to help them better manage energy usage and costs, improve the customer experience during power restoration and enhance the ability of PHI’s utilities to manage and operate their electrical and natural gas distribution systems. The implementation of the AMI system and distribution automation involves an integration of technologies provided by multiple vendors.

The installation of smart meters is subject to the approval of applicable state regulators. Electric meter installation and activation are substantially complete for DPL electric customers in Delaware; installation of smart meters for natural gas delivery customers in Delaware is ongoing. Meter installation is substantially complete for Pepco customers in the District of Columbia, with activation expected to be completed in the first quarter of 2013. For Pepco customers in Maryland, installation and activation are expected to be completed in the third quarter of 2013. In 2012, the Maryland Public Service Commission (MPSC) approved the deployment of AMI for electric customers in DPL’s Maryland service territory, and installation is scheduled to begin in the first quarter of 2013.

The respective public service commissions have approved the creation of regulatory assets to defer AMI costs between rate cases, as well as the accrual of returns on the deferred costs. Thus, these costs will be recovered in the future through base rates. Approval of AMI has been deferred by the New Jersey Board of Public Utilities (NJBPU) for ACE in New Jersey.

PHI’s implementation of dynamic pricing rate structures helps ensure that customers experience additional benefits from the smart grid. Dynamic pricing provides bill credits to reward eligible customers for lowering their energy use during those times when energy demand and, consequently, the cost of supplying electricity, are higher. In 2011, the Delaware Public Service Commission (DPSC) approved DPL’s request to implement dynamic pricing for Delaware customers. In Delaware, approximately 6,700 SOS customers participated in the phase-in stage of the program in 2012; the remaining residential SOS customers will be eligible to participate in 2013.

Dynamic pricing has been approved for all Pepco customers in Maryland, and the phase-in for approximately 5,000 residential customers has been completed; the remaining Maryland residential customers will be eligible to participate in 2013. Pepco intends to re-file the dynamic pricing proposal in its District of Columbia jurisdiction in 2013. Dynamic pricing has been approved in concept pending AMI deployment for DPL’s Maryland SOS customers, and has been deferred by the NJBPU for ACE’s customers in New Jersey.

In April 2010, PHI signed agreements to formalize $168 million in awards from the U.S. Department of Energy to support the rollout of smart grid initiatives. In the Pepco service area, $149 million was awarded for AMI, direct load control, distribution automation and communications infrastructure, while in the Atlantic City Electric service area, $19 million was awarded for direct load control, distribution automation and communications infrastructure. The grants effectively reduce the project costs of these initiatives. The cumulative award payments received by Pepco and ACE as of December 31, 2012, were $115 million and $13 million, respectively.

For projected 2013 through 2017 capital expenditures associated with the smart grid, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Capital Requirements.”

Regulated Utility Subsidiaries

The following is a more detailed description of the business of each of PHI’s three regulated utility subsidiaries:

Pepco

Pepco is engaged in the transmission, distribution and default supply of electricity in the District of Columbia and major portions of Prince George’s County and Montgomery County in Maryland. Pepco’s service territory covers approximately 640 square miles and has a population of approximately 2.2 million. As of December 31, 2012, Pepco distributed electricity to 793,000 customers (of which 260,000 were located in the District of Columbia and 533,000 were located in Maryland), as compared to 788,000 customers as of December 31, 2011 (of which 257,000 were located in the District of Columbia and 531,000 were located in Maryland). As of December 31, 2010, Pepco distributed electricity to 787,000 customers (of which 256,000 were located in the District of Columbia and 531,000 were located in Maryland).

In 2012, Pepco distributed a total of 26,006,000 megawatt hours of electricity, of which 57% was distributed within its Maryland territory and 43% within the District of Columbia. Of this amount, 30% of the total megawatt hours were delivered to residential customers, 50% to commercial customers, and 20% to United States and District of Columbia government customers. In 2011, Pepco distributed a total of 26,895,000 megawatt hours of electricity, of which 57% was distributed within its Maryland territory and 43% within the District of Columbia. Of this amount, 30% of the total megawatt hours were distributed to residential customers, 50% to commercial customers, and 20% to United States and District of Columbia government customers. In 2010, Pepco distributed a total of 27,665,000 megawatt hours of electricity, of which 57% was distributed within its Maryland territory and 43% within the District of Columbia. Of this amount, 30% of the total megawatt hours were distributed to residential customers, 49% to commercial customers, and 21% to United States and District of Columbia government customers.

Pepco has been providing SOS in Maryland since July 2004. Pursuant to orders issued by the MPSC, Pepco is obligated to provide SOS (i) to residential and small commercial customers until further action of the Maryland General Assembly and (ii) to medium-sized commercial customers through November 2013. Pepco purchases the electricity required to satisfy these SOS obligations from wholesale suppliers under contracts entered into in accordance with competitive bid procedures approved and supervised by the MPSC. Pepco also is obligated to provide Standard Offer Service, known as Hourly Priced Service (HPS), for large Maryland customers. Power to supply HPS customers is acquired in next-day and other short-term PJM RTO markets. Pepco is entitled to recover from its SOS customers the cost of acquiring the SOS supply, plus an administrative charge that is intended to allow Pepco to recover the administrative costs incurred to provide the SOS and a modest margin. Because the margin varies by customer class, the actual average margin over any given time period depends on the number of Maryland SOS customers in each customer class and the electricity used by such customers. Pepco is paid tariff rates for the distribution of electricity over its transmission and distribution facilities to all electricity customers in its Maryland service territory regardless of whether the customer receives SOS or purchases electricity from another supplier.

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

For the year ended December 31, 2012, 40% of Pepco’s Maryland distribution sales (measured by megawatt hours) were to SOS customers, as compared to 43% and 46% in 2011 and 2010, respectively, and 25% of its District of Columbia distribution sales (measured by megawatt hours) were to SOS customers in 2012, as compared to 27% and 29% in 2011 and 2010, respectively.

DPL

DPL is engaged in the transmission, distribution and default supply of electricity in Delaware and portions of Maryland. In northern Delaware, DPL also supplies and delivers natural gas to retail customers and provides transportation-only services to retail customers that purchase natural gas from another supplier.

Distribution and Supply of Electricity

DPL’s electricity distribution service territory consists of the state of Delaware, and Caroline, Cecil, Dorchester, Harford, Kent, Queen Anne’s, Somerset, Talbot, Wicomico and Worcester counties in Maryland. This territory covers approximately 5,000 square miles and has a population of approximately 1.4 million. As of December 31, 2012, DPL delivered electricity to 503,000 customers (of which 303,000 were located in Delaware and 200,000 were located in Maryland), as compared to 501,000 customers as of December 31, 2011 (of which 301,000 were located in Delaware and 200,000 were located in Maryland). As of December 31, 2010, DPL delivered electricity to 500,000 customers (of which 301,000 were located in Delaware and 199,000 were located in Maryland).

In 2012, DPL distributed a total of 12,641,000 megawatt hours of electricity to its customers, of which 67% was distributed within its Delaware territory and 33% within its Maryland territory. Of this amount, 40% of the total megawatt hours were distributed to residential customers, 41% to commercial customers and 19% to industrial customers. In 2011, DPL distributed a total of 12,688,000 megawatt hours of electricity, of which 66% was distributed within its Delaware territory and 34% within its Maryland territory. Of this amount, 41% of the total megawatt hours were distributed to residential customers, 42% to commercial customers and 17% to industrial customers. In 2010, DPL distributed a total of 12,853,000 megawatt hours of electricity, of which 66% was distributed within its Delaware territory and 34% within its Maryland territory. Of this amount, 42% of the total megawatt hours were distributed to residential customers, 41% to commercial customers and 17% to industrial customers.

DPL has been providing SOS in Delaware since May 2006. Pursuant to orders issued by the DPSC, DPL is obligated to provide SOS to residential, small commercial and industrial customers through May 2015, and to medium, large and general service commercial customers through May 2013. DPL purchases the electricity required to satisfy these SOS obligations from wholesale suppliers under contracts entered into in accordance with competitive bid procedures approved and supervised by the DPSC. DPL also has an obligation to provide SOS, known as HPS, for the largest Delaware customers. Power to supply the HPS customers is acquired in next-day and other short-term PJM RTO markets. DPL’s rates for supplying SOS and HPS reflect the associated capacity, energy (including satisfaction of renewable energy requirements), transmission and ancillary services costs and an amount referred to as a Reasonable Allowance for Retail Margin. Components of the Reasonable Allowance for Retail Margin include a fixed annual margin of approximately $2.75 million, plus estimated incremental expenses and a cash working capital allowance. DPL is paid tariff rates for the distribution of electricity over its transmission and distribution facilities to all electricity customers in its Delaware service territory regardless of whether the customer receives SOS or purchases electricity from another supplier.

DPL has been providing SOS in Maryland since June 2004. Pursuant to orders issued by the MPSC, DPL is obligated to provide SOS to residential and small commercial customers until further action of the Maryland General Assembly, and to medium-sized commercial customers through November 2013. DPL purchases the electricity required to satisfy these SOS obligations from wholesale suppliers under contracts entered into in accordance with a competitive bid procedure approved and supervised by the MPSC. DPL also is obligated to provide HPS for large Maryland customers. Power to supply the HPS customers is acquired in next-day and other short-term PJM RTO markets. DPL is entitled to recover from its SOS customers the costs of acquiring the SOS supply, plus an administrative charge that is intended to allow DPL to recover the administrative costs incurred to provide the SOS and a modest margin. Because the margin varies by customer class, the actual average margin over any given time period depends on the number of Maryland SOS customers in each customer class and the electricity used by such customers. DPL is paid tariff rates for the distribution of electricity over its transmission and distribution facilities to all electricity customers in its Maryland service territory regardless of whether the customer receives SOS or purchases electricity from another supplier.

For the year ended December 31, 2012, 47% of DPL’s Delaware distribution sales (measured by megawatt hours) were to SOS customers, as compared to 51% and 53% in 2011 and 2010, respectively, and 53% of its Maryland distribution sales (measured by megawatt hours) were to SOS customers in 2012, as compared to 58% in 2011 and 63% in 2010.

Supply and Distribution of Natural Gas

DPL provides regulated natural gas supply and distribution service to customers in a service territory consisting of a major portion of New Castle County in Delaware. This service territory covers approximately 275 square miles and has a population of approximately 500,000. Large volume commercial, institutional, and industrial natural gas customers may purchase natural gas either from DPL or from other suppliers. DPL uses its natural gas distribution facilities to deliver natural gas to customers that choose to purchase natural gas from another supplier. Intrastate transportation customers pay DPL distribution service rates approved by the DPSC. DPL purchases natural gas supplies for resale to its retail service customers from marketers and producers through a combination of long-term agreements and next-day distribution arrangements. For the year ended December 31, 2012, DPL supplied 60% of the natural gas that it delivered, compared to 64% in 2011 and 65% in 2010.

As of December 31, 2012, DPL delivered natural gas to 125,000 customers as compared to 124,000 customers in 2011 and 123,000 customers in 2010. In 2012, DPL delivered 16,815,000 Mcf (thousand cubic feet) of natural gas to customers in its Delaware service territory, of which 38% were sales to residential customers, 22% to commercial customers, less than 1% to industrial customers and 40% to customers receiving a transportation-only service. In 2011, DPL delivered 18,754,000 Mcf of natural gas, of which 40% were sales to residential customers, 23% were sales to commercial customers, 1% were sales to industrial customers and 36% were sales to customers receiving a transportation-only service. In 2010, DPL delivered 19,336,000 Mcf of natural gas, of which 41% were sales to residential customers, 23% were sales to commercial customers, 1% were sales to industrial customers and 35% were sales to customers receiving a transportation-only service.

ACE

ACE is primarily engaged in the transmission, distribution and default supply of electricity in a service territory consisting of Gloucester, Camden, Burlington, Ocean, Atlantic, Cape May, Cumberland and Salem counties in southern New Jersey. ACE’s service territory covers approximately 2,700 square miles and has a population of approximately 1.1 million. As of December 31, 2012, ACE distributed electricity to 545,000 customers in its service territory, as compared to 547,000 and 548,000 customers as of December 31, 2011 and 2010, respectively.

In 2012, ACE distributed a total of 9,495,000 megawatt hours of electricity to its customers, of which 46% of the total was distributed to residential customers, 45% to commercial customers and 9% to industrial customers. In 2011, ACE distributed a total of 9,683,000 megawatt hours of electricity to its customers, of which 46% of the total was distributed to residential customers, 45% to commercial customers, and 9% to industrial customers. In 2010, ACE distributed a total of 10,185,000 megawatt hours of electricity to its customers, of which 46% was distributed to residential customers, 44% to commercial customers, and 10% to industrial customers.

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

ACE provides two types of BGS:

•

BGS-Fixed Price (BGS-FP), which is supplied to smaller commercial and residential customers at seasonally-adjusted fixed prices. BGS-FP rates change annually on June 1 and are based on the average BGS price obtained at auction in the current year and the two prior years. As of December 31, 2012, ACE’s BGS-FP peak load was approximately 1,320 megawatts, which represents approximately 96% of ACE’s total BGS load.

•

BGS-Commercial and Industrial Energy Price (BGS-CIEP), which is supplied to large customers at hourly PJM RTO real-time market prices for a term of 12 months. As of December 31, 2012, ACE’s peak BGS-CIEP load was approximately 54 megawatts, which represents approximately 4% of ACE’s BGS load.

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

For the year ended December 31, 2012, 51% of ACE’s total distribution sales (measured by megawatt hours) were to BGS customers, as compared to 56% and 65% in 2011 and 2010, respectively.

ACE has contracts with three unaffiliated non-utility generators (NUGs) under which ACE is obligated to purchase capacity and the entire generation output of the facilities. One of the contracts expires in 2016 and the other two expire in 2024. In 2012, ACE purchased 1.7 million megawatt hours of power from the NUGs. ACE sells this electricity into the wholesale market administered by PJM.

In 2001, ACE established Atlantic City Electric Transitional Funding LLC (ACE Funding) solely for the purpose of securitizing authorized portions of ACE’s recoverable stranded costs through the issuance and sale of bonds (Transition Bonds). The proceeds of the sale of each series of Transition Bonds were transferred to ACE in exchange for the transfer by ACE to ACE Funding of the right to collect a non-bypassable transition bond charge (Transition Bond charge) from ACE customers pursuant to bondable stranded costs rate orders issued by the NJBPU in an amount sufficient to fund the principal and interest payments on the Transition Bonds and related taxes, expenses and fees (Bondable Transition Property). The assets of ACE Funding, including the Bondable Transition Property, and the Transition Bond Charges (representing revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees) collected from ACE’s customers, are not available to creditors of ACE. The holders of Transition Bonds have recourse only to the assets of ACE Funding.

Seasonality

The operating results of Power Delivery historically have been directly related to the volume of electricity delivered to its customers, producing higher revenues and net income during periods when customers consumed higher amounts of electricity (usually during periods of extreme temperatures) and lower revenues and net income during periods when customers consumed lower amounts of electricity (usually during periods of mild temperatures). This has been due in part to the long standing practice by which the applicable public service commissions set distribution rates based on a fixed charge per kilowatt-hour of electricity used by the customer. Because most of the costs associated with the distribution of electricity do not vary with the volume of electricity delivered, this pricing mechanism also contributed to seasonal variations in net income. As a result of the implementation of a bill stabilization adjustment (BSA) for retail customers of Pepco and DPL in Maryland and for customers of Pepco in the District of Columbia, distribution revenues have been decoupled from the amount of electricity delivered. Under the BSA, utility customers pay an approved distribution charge for their electric service which does not vary by electricity usage. This change has had the effect of aligning annual distribution revenues more closely with annual distribution costs. In addition, the change has had the effect of eliminating changes in customer electricity usage, whether due to weather conditions or for any other reason, as a factor having an impact on annual distribution revenue and net income in those jurisdictions. The BSA also eliminates what otherwise might be a disincentive for the utility to aggressively develop and promote efficiency programs. A comparable revenue decoupling mechanism for DPL electricity and natural gas customers in Delaware is under consideration by the DPSC. Distribution revenues are not decoupled for the distribution of electricity by ACE in New Jersey, and thus are subject to variability due to changes in customer consumption.

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

MAPP Project

On August 24, 2012, the board of PJM terminated the Mid-Atlantic Power Pathway (MAPP) project and removed it from PJM’s regional transmission expansion plan. PHI had been directed to construct a 152-mile high-voltage interstate transmission line, to address the reliability needs of the region’s transmission system.

In a 2008 FERC order approving incentives for the MAPP project, FERC authorized the recovery of prudently incurred abandoned costs in connection with the MAPP project. Consistent with this order, on December 21, 2012, PHI submitted a filing to FERC seeking recovery over a period of five years of approximately $88 million of abandoned MAPP capital expenditures. The FERC filing addressed, among other things, the prudence of the recoverable costs incurred, the proposed period over which the abandoned costs are to be amortized and the rate of return on these costs during the recovery period (see Note (7), “Regulatory Matters – MAPP Project” to the consolidated financial statements of PHI for additional information).

Pepco Energy Services

Pepco Energy Services is engaged in the following businesses:

•

providing energy savings performance contracting services principally to federal, state and local government customers, and designing, constructing and operating combined heat and power and central energy plants,

•

providing high voltage electric construction and maintenance services to customers throughout the United States, as well as low voltage electric construction and maintenance services and streetlight construction services to utilities, municipalities and other customers in the Washington, D.C. area, and

•	providing retail customers electricity and natural gas under its remaining contractual obligations.

Since 2010, Pepco Energy Services has been focused on growing its energy savings performance contracting services business in the federal, state and local government markets. Activity in the state and local government markets, which are Pepco Energy Services’ largest markets, has slowed significantly in 2012, due to, among other factors, lower energy prices that have lessened the economic benefits of energy savings projects and the reluctance of state and local governments to incur new debt associated with these projects. As a result of this slowdown, Pepco Energy Services believes that new business in these markets will remain challenged for the foreseeable future. Consequently, during 2012, Pepco Energy Services reduced resources and personnel and limited geographic expansion in the energy savings services business, and has refocused its existing resources on developing business in the federal government market while continuing to pursue combined heat and power projects.

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

PHI guarantees the obligations of Pepco Energy Services under certain of its energy savings, combined heat and power and construction contracts. At December 31, 2012, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $198 million.

Pepco Energy Services also has historically been engaged in the business of providing retail energy supply services, consisting of the sale of electricity, including electricity from renewable resources, primarily to commercial, industrial and government customers located in the mid-Atlantic and northeastern regions of the United States, as well as Texas and Illinois, and the sale of natural gas to customers located primarily in the mid-Atlantic region. In December 2009, PHI announced that it will wind down the retail energy supply component of the Pepco Energy Services business.

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

Substantially all of Pepco Energy Services’ retail customer obligations will be fully performed by June 1, 2014. PHI is reviewing strategic alternatives that could accelerate into 2013 the completion of the wind-down of its remaining portfolio of retail energy contracts.

Pepco Energy Services’ remaining businesses will not be affected by the wind-down of the retail energy supply business.

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. Pepco Energy Services has placed the facilities into an idle condition termed a “cold closure.” A cold closure requires that the utility service be disconnected so that the facilities are no longer operable and that the facilities require only essential maintenance until they are completely decommissioned.

Competition

Pepco Energy Services’ energy services business is highly competitive. Pepco Energy Services competes with other energy services companies primarily with respect to contracts with federal, state and local governments and independent agencies. Many of these energy services companies are subsidiaries of larger building controls and equipment providers or utility holding companies (as is the case with Pepco Energy Services). Among the factors as to which the energy services business competes are the amount and duration of the guarantees provided in energy savings performance contracts and the quality and value of service provided to customers. The energy services business is impacted by new entrants into the market, financial strength of customers, energy prices, and general economic conditions.

Other Business Operations

Between 1994 and 2002, PCI, a subsidiary of PHI, entered into eight cross-border energy lease investments involving public utility assets (primarily consisting of hydroelectric generation and coal-fired electric generation facilities, and natural gas distribution networks) located outside of the United States. Each of these investments is structured as a sale and leaseback transaction commonly referred to as a sale-in, lease-out, or SILO, transaction. During the second quarter of 2011 and the third quarter of 2012, PHI entered into early termination agreements with several lessees involving all of the leases comprising two of the eight lease investments and a small portion of the leases comprising a third lease investment. As of December 31, 2012, PHI’s net investment in its six remaining cross-border energy lease investments was approximately $1.2 billion.

The net investment value of the cross-border energy lease investments and the pattern of recognizing the related cross-border energy lease income are based on the estimated timing and amount of all cash flows related to the investments, including the income tax-related cash flows. The Treasury Department and the Internal Revenue Service (IRS) have identified SILO transactions, such as PCI’s cross-border energy lease investments, as tax avoidance transactions and the IRS disallowed a substantial portion of the tax benefits claimed by PHI related to its cross-border energy lease investments beginning with PHI’s 2001 income tax return. IRS challenges related to SILO and lease-in, lease-out, or LILO, transactions also have been the subject of litigation, including litigation commenced by PHI in the U.S. Court of Federal Claims in January 2012 related to certain tax benefits claimed by PHI on its federal income tax returns for 2001 and 2002. PHI is required to assess on a periodic basis the likely outcome of tax positions relating to its cross-border energy lease investments and, if there is a change or a projected change in the timing of the estimated tax benefits generated by the transactions, PHI is required to recalculate the value of its net investment. In 2008, after evaluating court rulings that had been recently decided in favor of the IRS on certain SILO and LILO transactions, PHI significantly revised the projected timing of the tax benefits generated by the transactions and reduced the carrying value of its net investment by recording a non-cash charge of $86 million after tax.

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which PHI is not a party) that disallowed tax benefits associated with Consolidated Edison’s LILO transaction. PHI had viewed the initial trial court ruling on this matter, in which the U.S. Court of Federal Claims issued a decision in favor of the taxpayer in October 2009, as a favorable development in PHI’s dispute with the IRS. After analyzing the U.S. Court of Appeals ruling in this case, PHI has determined that its tax position with respect to the tax benefits associated with the cross-border energy lease investments no longer meets the more likely than not standard of recognition for accounting purposes. Accordingly, PHI expects to record a non-cash charge of between $355 million and $380 million (after-tax) in the first quarter of 2013, consisting of a charge to reduce the carrying value of the cross-border energy lease investments and a charge to reflect the anticipated additional interest expense related to changes in its estimated federal and state income tax obligations for the period over which the tax benefits may be disallowed. While the IRS could require PHI to pay a penalty of up to 20 percent of the amount of additional taxes due, PHI believes that it is more likely than not that no such penalty will be incurred, and therefore no amount for any potential penalty will be included in the charge expected to be recorded in the first quarter of 2013. PHI also is evaluating the liquidation of all or a portion of its remaining cross-border energy lease investments. The aggregate financial impact of a partial or complete liquidation of the cross-border leases is not determinable at this time, but could result in material gains or losses. PHI continues to weigh its options with respect to its litigation with the IRS.

For additional information concerning these cross-border energy lease investments, see Note (8), “Leasing Activities,” Note (16), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments,” and Note (20), “Subsequent Event,” to the consolidated financial statements of PHI.

Discontinued Operations

In April 2010, the Board of Directors approved a plan for the disposition of PHI’s competitive wholesale power generation, marketing and supply business, which had been conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy). On July 1, 2010, PHI completed the sale of Conectiv Energy’s wholesale power generation business to Calpine Corporation (Calpine) for $1.64 billion. The disposition of Conectiv Energy’s remaining assets and businesses not included in the Calpine sale, including its load service supply contracts, energy hedging portfolio and certain tolling agreements, has been completed. The former operations of Conectiv Energy, which previously comprised a separate segment for financial reporting purposes, have been classified as a discontinued operation in PHI’s consolidated financial statements, and the business is no longer treated as a separate segment for financial reporting purposes. For further information on the former Conectiv Energy segment, see Note (19), “Discontinued Operations,” to the consolidated financial statements of PHI.

Regulation

The operations of PHI’s utility subsidiaries, including the rates and tariffs they are permitted to charge customers for the distribution and transmission of electricity and, in the case of DPL, the distribution and transportation of natural gas, are subject to regulation by governmental agencies in the jurisdictions in which the subsidiaries provide utility service as follows:

•	Pepco’s electricity distribution operations are regulated in Maryland by the MPSC and in the District of Columbia by the DCPSC.

•	DPL’s electricity distribution operations are regulated in Maryland by the MPSC and in Delaware by the DPSC.

•	DPL’s natural gas distribution and intrastate transportation operations in Delaware are regulated by the DPSC.

•	ACE’s electricity distribution operations are regulated by the NJBPU.

•	Each utility subsidiary’s transmission facilities are regulated by FERC.

•	DPL’s interstate transportation and wholesale sale of natural gas are regulated by FERC.

•	Each utility subsidiary’s bulk power system is subject to reliability standards established by NERC.

Rates and tariffs are established by these regulatory commissions. PHI’s utility subsidiaries have filed or plan to file rate cases in each of its jurisdictions as further described in Note (7), “Regulatory Matters – Rate Proceedings,” to the consolidated financial statements of PHI.

Regulatory Lag

An important factor in the ability of each of Pepco, DPL and ACE to earn its authorized rate of return is the willingness of applicable public service commissions to adequately recognize forward-looking costs in the utility’s rate structure in order to address the shortfall in revenues due to the delay in time or “lag” between when costs are incurred and when they are reflected in rates. This delay is commonly known as “regulatory lag.” Each of Pepco, DPL and ACE is currently experiencing significant regulatory lag because its investment in the rate base and its operating expenses are outpacing revenue growth.

Each of PHI’s utility subsidiaries will continue to seek cost recovery from applicable public service commissions to reduce the effects of regulatory lag. There can be no assurance that any attempts by PHI’s utility subsidiaries to mitigate regulatory lag will be approved, or that even if approved, the cost recovery mechanisms will fully mitigate the effects of regulatory lag. Until such time as any cost recovery mechanisms are approved, PHI’s utility subsidiaries plan to file rate cases at least annually in an effort to align more closely the revenue and cash flow levels of PHI’s utility subsidiaries with other operation and maintenance spending and capital investments. For additional discussion on this matter, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Power Delivery Initiatives and Activities – Regulatory Lag.”

Reliability Task Forces

In July 2012, the Maryland governor signed an Executive Order directing his energy advisor, in collaboration with certain state agencies, to solicit input and recommendations from experts on how to improve the resiliency and reliability of the electric distribution system in Maryland (see Note (7), “Regulatory Matters – Reliability Task Forces” to the consolidated financial statements of PHI). The resulting Grid Resiliency Task Force issued its report in September 2012, in which it made 11 recommendations. The governor forwarded the report to the MPSC in October 2012, urging the MPSC to quickly implement the first four recommendations: (i) strengthen existing reliability and storm restoration regulations; (ii) accelerate the investment necessary to meet the enhanced metrics; (iii) allow surcharge recovery for the accelerated investment; and (iv) implement clearly defined performance metrics into the traditional ratemaking scheme. Pepco’s electric distribution base rate case filed with the MPSC on November 30, 2012, addresses the Grid Resiliency Task Force recommendations. See Note (7), “Regulatory Matters — Rate Proceedings — Pepco Electric Distribution Bases Rates,” to the consolidated financial statements of PHI. DPL will consider the Grid Resiliency Task Force recommendations in its next electric distribution base rate case expected to be filed with the MPSC in the first quarter of 2013.

In August 2012, the District of Columbia mayor issued an Executive Order establishing the Mayor’s Power Line Undergrounding Task Force. The purpose of the Power Line Undergrounding Task Force is to pool the collective resources available in the District of Columbia to produce an analysis of the technical feasibility, infrastructure options and reliability implications of undergrounding new or existing overhead distribution facilities in the District of Columbia. These resources include legislative bodies, regulators, utility personnel, experts and other parties who could contribute in a meaningful way to the Power Line Undergrounding Task Force. The options that are available for financing these efforts are also to be evaluated to identify required legislative or regulatory actions to implement these recommendations. The results of this analysis are intended to help determine the path forward for these types of infrastructure improvements and additions. A written report from the Power Line Undergrounding Task Force setting forth the findings and recommendations was originally due on January 31, 2013 but has been extended to early March 2013.

MPSC New Generation Contract Requirement

In September 2009, the MPSC initiated an investigation into whether the electricity distribution companies (EDCs) in Maryland should be required to enter into long-term contracts with entities that construct, acquire or lease, and operate, new electric generation facilities in Maryland.

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

In April 2012, a group of generating companies operating in the PJM region filed a complaint in the U.S. District Court for the District of Maryland challenging the MPSC’s order on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. In May 2012, Pepco, DPL, and other parties filed notices of appeal in circuit courts in Maryland requesting judicial review of the MPSC’s order. These appeals have been consolidated in the Circuit Court for Baltimore City and have been stayed pending the issuance of a final order from the MPSC approving the form of contract, including the payment obligations of the utilities in the event the utilities do not recover the costs for such payments from their customers.

Until the final form of the contract with the winning bidder and associated cost recovery are approved, PHI cannot predict (i) the extent of the negative effect that the order and, once finalized, the contract for new generation may have on PHI’s, Pepco’s and DPL’s balance sheets, as well as their respective credit metrics, as calculated by independent rating agencies that evaluate and rate PHI, Pepco and DPL and each of their debt issuances, (ii) the effect on Pepco’s and DPL’s ability to recover their associated costs of the contract for new generation if a significant number of SOS customers elect to buy their energy from alternative energy suppliers, and (iii) the effect of the order on the financial condition, results of operations and cash flows of each of PHI, Pepco and DPL.

ACE Standard Offer Capacity Agreements

In April 2011, ACE entered into three Standard Offer Capacity Agreements (SOCAs) by order of the NJBPU, each with a different generation company, as more fully described in Note (2), “Significant Accounting Policies – Consolidation of Variable Interest Entities – ACE Standard Offer Capacity Agreements” and Note (14), “Derivative Instruments and Hedging Activities.” ACE and the other New Jersey EDCs entered into the SOCAs under protest based on concerns about the potential cost to distribution customers. The dispute is pending before the NJBPU and has been referred to an Administrative Law Judge for further consideration.

In February 2011, ACE joined other plaintiffs in an action filed in the U.S. District Court for the District of New Jersey challenging the constitutionality of the New Jersey law under which the SOCAs were established. In September 2012, the District Court denied motions for summary judgment filed by ACE and the other plaintiffs, as well as cross-motions filed by defendants. The litigation remains pending and trial is tentatively scheduled to begin in March 2013.

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

Employees

At December 31, 2012, PHI had the following number of employees:

		In Collective Bargaining Agreements
	Non-union	International Brotherhood of Electrical Workers	International Union of Operating Engineers	Other	Total
Pepco	354	1,086	—	—	1,440
DPL	235	684	—	—	919
ACE	191	384	—	—	575
Pepco Energy Services	208	162	40	27	437
PHI Service Company and Other	1,333	336	—	—	1,669

Total PHI Employees	2,321	2,652	40	27	5,040

PHI’s subsidiaries are parties to five collective bargaining agreements with four local unions. All five collective bargaining agreements will expire within the next four years, including two agreements, covering approximately 977 employees in total, that expire in 2013. Collective bargaining agreements are generally renegotiated every three to five years.

Environmental Matters

PHI, through its subsidiaries, is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, greenhouse gas emissions, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. PHI’s subsidiaries may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. PHI’s subsidiaries may also be responsible for ongoing environmental remediation costs associated with facilities or operations that have been sold to third parties as further described in Note (16), “Commitments and Contingencies – Environmental Matters – Conectiv Energy Wholesale Power Generation Sites,” to the consolidated financial statements of PHI.

PHI’s subsidiaries’ currently projected capital expenditures for the replacement of existing or installation of new environmental control facilities that are necessary for compliance with environmental laws, rules or agency orders are approximately $12 million in 2013, $7 million in each of 2014 and 2015, and $2 million in each of 2016 and 2017. Because of a comprehensive review of environmental control facilities undertaken in 2012, during which a substantially greater number of replacements of control facilities were identified, the estimated spending for each of these years is significantly higher than the estimates reported last year. The projections for these capital expenditures could change depending on the outcome of the matters addressed below or as a result of the imposition of additional environmental requirements or new or different interpretations of existing environmental laws, rules and agency orders. In view of the sale of the Conectiv Energy wholesale power generation business in 2010 and the deactivation in 2012 of two generating facilities located in the District of Columbia owned by Pepco Energy Services, PHI is no longer significantly affected by environmental regulations prospectively applicable to electricity generating facilities.

Air Quality Regulation

The generating facilities owned by Pepco Energy Services were subject to federal, state and local laws and regulations, including the Federal Clean Air Act (CAA), which limit emissions of air pollutants, require permits for operation of facilities and impose recordkeeping and reporting requirements. Following the deactivation of the Pepco Energy Services generating facilities, both of which are considered major sources under the CAA, in June 2012, Pepco Energy Services requested exclusion for these major sources from the CAA Title V operating permits. For the remaining minor sources (e.g., Pepco-operated emergency generators) currently covered by a CAA Title V operating permit, Pepco intends to secure minor source permits.

Sulfur Dioxide and Nitrogen Oxide Emissions

The acid rain provisions of the Clean Air Act regulate total sulfur dioxide (SO2) emissions from affected generating units and allocate “allowances” to each affected unit that permit the unit to emit a specified amount of SO2. Until their deactivation in 2012, the generating facilities of Pepco Energy Services that required allowances used allocated allowances or allowances acquired, as necessary, in the open market to satisfy the applicable regulatory requirements.

Federal Regional Haze Rule

The federal Regional Haze Rule was adopted by the U.S. Environmental Protection Agency (EPA) to address a type of visibility impairment known as regional haze created by the emission of specified pollutants by certain types of large stationary sources. The regulation requires installation of best available retrofit technology to boilers that (i) emit 250 tons or more per year of a visibility-impairing air pollutant, (ii) were placed in service between 1962 and 1977, and (iii) may reasonably be anticipated to cause or contribute to visibility impairment in any federally protected park or wilderness area. Pepco Energy Services’ Benning Road generating units were subject to this regulation for particulate matter less than ten microns in diameter and for SO2 and nitrogen oxide to the extent not addressed by other regulations. Under Pepco Energy Services’ current operating permit issued by the District of Columbia Department of the Environment (DDOE), the Benning Road generating units are not required to implement any remedial actions because the facilities were deactivated in 2012.

Pepco Energy Services’ other generating units are not subject to the Regional Haze Rule.

Hazardous Air Pollutant Emissions

In December 2011, EPA finalized a rule to reduce the emission of toxic air pollutants from generating facilities. The Mercury and Air Toxics Standards will reduce emissions of heavy metals, including mercury, arsenic, chromium and nickel, as well as emissions of acid gases, including hydrochloric and hydrofluoric acid. Because existing generating sources generally have up to four years from the Standards’ effective date to comply with the Mercury and Air Toxics Standards, this rule will not impact the Benning Road or Buzzard Point generating facilities, which were retired in June 2012.

Greenhouse Gas Emissions Reporting

In October 2009, EPA adopted regulations requiring sources that emit designated greenhouse gases – specifically, carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and other fluorinated gases (e.g., nitrogen trifluoride and hydrofluorinated ethers) – in excess of specified thresholds to file annual reports with EPA disclosing the amount of such emissions. Under these regulations:

•	For the operating period ending with the generating units’ deactivation in June 2012, Pepco Energy Services reported CO2, methane and nitrous oxide for its Benning Road units.

•

DPL currently reports with respect to its gas distribution operations CO2 emissions that would result assuming the complete combustion or oxidation of the annual volume of natural gas it distributes to its customers. Beginning in September 2012, DPL is required to report fugitive CO2 and methane emissions for its gas distribution operations for the previous calendar year (hence, the 2012 report contained data from calendar year 2011). DPL’s liquefied natural gas storage facility does not meet the reporting threshold (25,000 metric tons) for fugitive emissions.

•	Beginning in September 2012, Pepco, DPL and ACE are required to report sulfur hexafluoride emissions from electrical equipment for the previous calendar year.

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

Pepco holds a NPDES permit issued by EPA in July 2009, which authorizes discharges from the Benning Road facility, including the now deactivated generating station. The permit imposes compliance monitoring and storm water best management practices to satisfy the District of Columbia’s Total Maximum Daily Load (TMDL) standards for polychlorinated biphenyls, oil and grease, metals and other substances. As required by the permit, Pepco has initiated studies to identify the source of the regulated substances to determine appropriate best management practices for minimizing the presence of the substances in storm water. The initial study reports were completed in May 2012. Pepco has completed the implementation of the first two phases of the best management practices recommended in the study reports (consisting principally of installing screens and booms to capture contaminants from storm water flows, removing stored equipment and materials from areas exposed to the weather, covering and painting exposed metal pipes, and covering and cleaning dumpsters). Pepco will be evaluating the effectiveness of these initial best management practices and will consult with EPA regarding the need for additional measures. The capital expenditures, if any, that may be needed to implement additional best management practices to satisfy TMDL requirements will not be known until Pepco and EPA have completed the assessment of the initial best management practices.

EPA Oil Pollution Prevention Regulations

Facilities that, because of their location, store or use oil and could reasonably be expected to discharge oil into water bodies or adjacent shorelines in quantities that may be harmful to the environment are subject to EPA’s oil pollution prevention regulations. These regulations require entities to prepare and implement Spill Prevention, Control, and Countermeasure (SPCC) plans and specify site-specific measures to prevent and respond to an oil discharge. The SPCC regulations generally require the use of containment and/or diversionary structures to prevent the discharge of oil in the event of a leak or release of oil at the facility. As an alternative to the containment/diversionary structure requirement, owners of certain oil-filled operational equipment, such as electric system transformers, may comply with EPA’s regulations by implementing an inspection and monitoring program, developing an oil spill contingency plan, and providing a written commitment of resources to control and remove any discharge of oil. Pepco, DPL and ACE are complying with the SPCC regulations by employing containment/diversionary structures and by means of inspection and monitoring measures, in each case where such measures have been determined to be appropriate. Total costs of complying with these regulations in 2012 for Pepco, DPL and ACE collectively were approximately $8 million, as of December 31, 2012. In addition to the costs to comply with EPA’s oil pollution prevention regulations, PHI companies project expenditures of approximately $9 million over the next four years, which amount is included in the capital expenditure projection set forth in “Environmental Matters” above, to install additional containment facilities and to replace certain oil-filled breakers with gas-filled breakers to eliminate the possibility of an oil release from such equipment. Compliance costs for Pepco Energy Services have not been material, and PHI does not expect that they will become material in the foreseeable future.

Hazardous Substance Regulation

The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) of 1980 authorizes EPA, and comparable state laws authorize state environmental authorities, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Parties that generated or transported hazardous substances to such sites, as well as the owners and operators of such sites, may be deemed liable under CERCLA or comparable state laws. Pepco, DPL and ACE each has been named by EPA or a state environmental agency as a potentially responsible party in pending proceedings involving certain contaminated sites. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Capital Requirements – Environmental Remediation Obligations,” and Note (16), “Commitments and Contingencies – Environmental Matters,” to the consolidated financial statements of PHI.

Executive Officers of PHI

The names of the executive officers of PHI, their ages and the positions they held as of February 27, 2013, are set forth in the following table. The business experience of each executive officer during the past five years is set forth adjacent to his or her name under the heading “Office and Length of Service” in the following table and in the applicable footnote.

Name	Age	Office and Length of Service
Joseph M. Rigby	56	Chairman of the Board 5/09 - Present, President 3/08 - Present, and Chief Executive Officer 3/09 - Present (1)

David M. Velazquez	53	Executive Vice President 3/09 - Present (2)

Kevin C. Fitzgerald	50	Executive Vice President and General Counsel 9/12 - Present (3)

Frederick J. Boyle	55	Senior Vice President and Chief Financial Officer 4/12 - Present (4)

Kenneth J. Parker	50	Senior Vice President, Government Affairs and Corporate Citizenship 9/12 - Present (5)

Kirk J. Emge	63	Senior Vice President and Special Counsel to CEO 9/12 - Present (6)

Beverly L. Perry	65	Senior Vice President and Special Advisor to CEO 9/12 – Present (7)

Ronald K. Clark	57	Vice President and Controller 8/05 - Present

Ernest L. Jenkins	58	Vice President 5/05 – Present

Laura L. Monica	56	Vice President 8/11 – Present (8)

Hallie M. Reese	49	Vice President, PHI Service Company 5/05 - Present

John U. Huffman	53	President 6/06 - Present, and Chief Executive Officer, Pepco Energy Services, Inc. 3/09 - Present (9)

(1)	Mr. Rigby was Chief Operating Officer of PHI from September 2007 until February 28, 2009 and Executive Vice President of PHI from September 2007 until March 2008, Senior Vice President of PHI from August 2002 until September 2007 and Chief Financial Officer of PHI from May 2004 until September 2007. Mr. Rigby was President and Chief Executive Officer of Pepco, DPL and ACE from September 1, 2007 to February 28, 2009. Mr. Rigby has been Chairman of Pepco, DPL and ACE since March 1, 2009.
(2)	Mr. Velazquez served as President of Conectiv Energy Holding Company, formerly an affiliate of PHI, from June 2006 to February 28, 2009, Chief Executive Officer of Conectiv Energy Holding Company from January 2007 to February 28, 2009 and Chief Operating Officer of Conectiv Energy Holding Company from June 2006 to December 2006.
(3)	Mr. Fitzgerald joined PHI in September 2012 as Executive Vice President and General Counsel. Prior to such time, he was a partner with the law firm of Troutman Sanders, LLP in Washington, D.C. since 1997. Mr. Fitzgerald was Managing Partner of that firm’s Washington, D.C. office from 1999 until 2010 and Executive Partner for Client Development Strategic Planning from 2010 to September 2012.

(4)	Mr. Boyle joined PHI in April 2012 as Senior Vice President and Chief Financial Officer. Prior to such time, he served as Senior Vice President and Chief Financial Officer of DPL Inc. and its wholly owned utility subsidiary, The Dayton Power and Light Company, from December 2010 until its acquisition in 2011. He served as Senior Vice President, Chief Financial Officer and Treasurer of DPL Inc. and The Dayton Power and Light Company from May 2009 to December 2010, Senior Vice President, Chief Financial Officer, Treasurer and Controller of both companies from December 2008 to May 2009, Vice President, Finance, Chief Accounting Officer and Controller of both companies from June 2008 to November 2008, Vice President, Chief Accounting Officer and Controller of both companies from July 2007 to June 2008, and Vice President and Chief Accounting Officer of both companies from June 2006 to July 2007.
(5)	Mr. Parker became Senior Vice President, Government Affairs and Corporate Citizenship effective September 1, 2012. Prior to such time, he was Vice President of Public Policy from 2009 to 2012 and President, ACE from 2005 to 2009.
(6)	Mr. Emge was Senior Vice President and General Counsel from March 2008 through September 2012. Prior to such time, Mr. Emge was Vice President, Legal Services of PHI from August 2002 until March 2008. Mr. Emge has served as General Counsel of ACE, DPL and Pepco from August 2002 to September 2012 and as Senior Vice President of Pepco and DPL from March 2009 to September 2012. Mr. Emge has announced that he will retire from PHI effective April 1, 2013.
(7)	Ms. Perry was Senior Vice President Regulatory Affairs and Corporate Citizenship from October 2002 through August 2012. Ms. Perry has announced that she will retire from PHI effective June 1, 2013.
(8)	From October 2006 to October 2010, Ms. Monica was Senior Vice President, Corporate Communications at American Water Works Company (NYSE: AWK), and from September 1991 to October 2006, Ms. Monica was President of High Point Communications, a strategic communications firm. Ms. Monica rejoined High Point Communications as President from October 2010 to August 2011.
(9)	Mr. Huffman has been employed by Pepco Energy Services since June 2003. He was Chief Operating Officer from April 2006 to February 28, 2009, Senior Vice President from February 2005 to March 2006 and Vice President from June 2003 to February 2005.

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

Each Reporting Company files reports with the SEC under the Exchange Act. Copies of the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, of each Reporting Company are routinely made available free of charge on PHI’s Internet Web site (http://www.pepcoholdings.com/investors) as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC. PHI recognizes its website as a key channel of distribution to reach public investors and as a means of disclosing material non-public information to comply with each Reporting Company’s disclosure obligations under SEC Regulation FD. The information contained on the web sites listed above shall not be deemed incorporated into, or to be part of, this Annual Report on Form 10-K, and any web site references included herein are not intended to be made through active hyperlinks.

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

PHI’s utility subsidiaries are subject to comprehensive regulation which may significantly affect their operations. PHI’s utility subsidiaries may be subject to fines, penalties and other sanctions for the inability to meet these requirements.

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

In recent rate cases, Pepco (in the District of Columbia and Maryland), DPL (in Maryland and Delaware) and ACE (in New Jersey) have proposed mechanisms that would track reliability and other expenses and permit each utility to make adjustments in its approved rates to account for prudent investments as made, thereby seeking to reduce the magnitude of regulatory lag. However, the MPSC and the DCPSC did not approve in substantial part requests by Pepco (in Maryland and the District of Columbia) and DPL (in Maryland) to implement regulatory lag mitigation mechanisms. In Delaware, a settlement agreement approved by the DPSC in DPL’s electric distribution base rate case did not include these mechanisms, but it did provide that the parties will meet and discuss alternate regulatory methodologies for the mitigation of regulatory lag. In New Jersey, the NJBPU has previously approved a similar mechanism; however, ACE agreed as part of the settlement of its electric distribution base rate case to withdraw without prejudice its filing with the NJBPU to extend and expand that previously approved mechanism. There can be no assurance that any of the outstanding proposals or any other attempts by Pepco, DPL and ACE to mitigate regulatory lag will be approved, or that even if approved, the rate recovery mechanisms will fully mitigate the effects of regulatory lag. If necessary to address in whole or in part the problem of regulatory lag, each utility can file (and each utility presently intends to file) base rate cases annually (or even more frequently) to seek to align its revenue and related cash flow levels allowed by the applicable public service commissions with operation and maintenance spending and capital investments. The inability of PHI’s utility subsidiaries to obtain relief from the impact of regulatory lag through base rate cases or otherwise may have an adverse effect on the business, results of operations, cash flow and financial condition of PHI and each utility subsidiary.

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

The retail energy supply business of Pepco Energy Services, the wind-down of which is expected to be completed at the latest in 2014, generally produces higher gross margins when temperatures are colder than normal in winter or warmer than normal in summer, and less gross margin when weather conditions are milder than normal in the winter and cooler than normal in the summer. The energy services business of Pepco Energy Services, which includes providing energy savings performance contracting services principally to federal, state and local government customers, and designing, constructing and operating combined heat and power energy plants for customers, is not seasonal.

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

PHI is replacing customers’ existing electric and gas meters with an AMI system. In addition to the replacement of existing meters, the AMI system involves the construction of a wireless network across the service territories of PHI’s utility subsidiaries and the implementation and integration of new and existing information technology systems to collect and manage data made available by the advanced meters. The implementation of the AMI system involves a combination of technologies provided by multiple vendors. If the AMI system results in lower than projected performance, PHI’s utility subsidiaries could experience higher than anticipated maintenance expenditures.

Energy companies are subject to adverse publicity and reputational risks, which make them vulnerable to negative customer perception and could lead to increased regulatory oversight or other sanctions.

Utility companies, including PHI’s utility subsidiaries, have a large consumer customer base and as a result have been the subject of public criticism focused on the reliability of their distribution services and the speed with which they are able to respond to outages caused by storm damage or other unanticipated events. Adverse publicity of this nature may render legislatures, public service commissions and other regulatory authorities and government officials less likely to view energy companies such as PHI and its subsidiaries in a favorable light, and may cause PHI and its subsidiaries to be susceptible to less favorable legislative and regulatory outcomes or increased regulatory oversight. Unfavorable regulatory outcomes can include more stringent laws and regulations governing PHI’s operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material negative impact on PHI’s and each utility subsidiary’s business, results of operations, cash flow and financial condition.

Unfavorable regulatory developments and compliance with new or enhanced regulatory requirements will subject PHI’s utility subsidiaries to higher operating costs.

PHI’s utility subsidiaries are subject to and will continue to be subject to changing regulatory requirements, including those related to reliability and customer service, in the various jurisdictions in which they operate. For example, the MPSC has adopted new rules (which became effective in May 2012), establishing reliability and customer service regulations. Furthermore, in its most recent electric distribution base rate case filing, Pepco has proposed (subject to MPSC review and approval) a reliability performance-based mechanism that would allow Pepco to earn up to $1 million as an incentive for meeting enhanced reliability goals in 2015, but provides a credit to customers of up to $1 million in total if Pepco does not meet at least the minimum targets.

In addition, in July 2011, the DCPSC adopted regulations that establish specific maximum outage frequency and outage duration levels beginning in 2013 and continuing through 2020 and thereafter and are intended to require Pepco to achieve a reliability level in the first quartile of all utilities in the nation by 2020. Pepco believes that the DCPSC’s standards are achievable in the short term, but believes that the standards may not be realistically achievable at an acceptable cost over the longer term. The reliability standards permit Pepco to petition the DCPSC to reevaluate these standards for the period from 2016 to 2020 to address feasibility and cost issues.

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

A recent case law decision involving lease transactions could impact our ongoing litigation against the IRS involving certain cross-border energy lease investments, could cause us to seek to unwind those lease investments, which may have a material negative impact on our results of operations and financial condition. (PHI only)

PCI maintains a portfolio of cross-border energy lease investments involving public utility assets located outside of the United States, which as of December 31, 2012, had a net investment value of approximately $1.2 billion and from which PHI currently derives approximately $43 million per year in tax benefits in the form of interest and depreciation deductions in excess of rental income. PHI’s cross-border energy lease investments, each of which is with a tax-indifferent party, have been under examination by the IRS as part of normal PHI federal income tax audits. In connection with the audits of PHI’s federal income tax returns from 2001 to 2008, the IRS disallowed the depreciation and interest deductions in excess of rental income claimed by PHI with respect to its cross-border energy lease investments. In addition, the IRS has sought to recharacterize the leases as loan transactions. PHI commenced litigation in the U.S. Court of Federal Claims in January 2012 to review certain tax benefits claimed by PHI on its federal tax returns for 2001 and 2002.

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which PHI is not a party) that disallowed tax benefits associated with a lease-in, lease-out transaction. Under applicable accounting standards, the financial statement recognition of the tax benefits of PHI’s uncertain tax position associated with the cross-border energy lease investments is permitted only if it is more likely than not that the position will be sustained. Further, the carrying value of the cross-border energy lease investments must be recalculated if there is a change or a projected change in the timing of the estimated tax benefits generated from these investments.

After analyzing the Consolidated Edison ruling, PHI has determined that its tax position with respect to the tax benefits associated with the cross-border energy leases no longer meets the more-likely-than-not standard of recognition for accounting purposes. Accordingly, PHI expects to record a non-cash charge of between $355 million and $380 million (after-tax) in the first quarter of 2013, consisting of a charge to reduce the carrying value of the cross-border energy lease investments and a charge to reflect the anticipated additional interest expense related to changes in its estimated federal and state income tax obligations for the period over which the tax benefits may be disallowed.

After accounting for certain tax benefits arising from matters unrelated to these lease investments, PHI estimates that it would be obligated to pay between $170 million and $200 million in additional federal and state taxes and between $50 million and $60 million of interest on the additional federal and state taxes as of March 31, 2013. While PHI presently believes that it is more likely than not that no penalty will be incurred, the IRS could require PHI to pay a penalty of up to 20% of the amount of additional taxes due. PHI continues to weigh its options with respect to its litigation with the IRS.

PHI is also evaluating the liquidation of all or a portion of its remaining cross-border energy lease investments. While PHI estimates that a complete liquidation could be accomplished within one year, the liquidation of any of the lease investments would generally require the consent of the counterparty to that lease investment, and negotiations with the respective lessee or a purchaser of the lease investment may take longer than anticipated. PHI is unable to presently estimate the amount of proceeds that would be realized upon the liquidation of the lease portfolio in whole or in part. Furthermore, even if PHI is able to successfully liquidate a lease investment, it may incur losses and additional earnings charges if the net proceeds from such liquidation were less than the then carrying value of the liquidated lease investment. As a result of these and other uncertainties, the aggregate financial impact of a partial or complete liquidation of the lease investments by PHI cannot be presently determined at this time, but PHI believes that any such impact on PHI’s consolidated results of operations and financial condition may be material.

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

As of December 31, 2012, 54% of employees of PHI and its subsidiaries, collectively, were represented by various labor unions. PHI’s subsidiaries are parties to five collective bargaining agreements with four local unions that represent these employees. Collective bargaining agreements are generally renegotiated every three to five years, and the risk exists that there could be a work stoppage after expiration of an agreement until a new collective bargaining agreement has been reached. Labor negotiations typically involve bargaining over wages, benefits and working conditions, including management rights. PHI’s last work stoppage, a two-week strike by DPL’s employees, occurred in 2010. During that strike, DPL used management and contractor employees to maintain essential operations.

One of the collective bargaining agreements to which PHI’s subsidiaries are a party was set to expire on February 1, 2013 and a second agreement will expire on June 25, 2013. The parties amended the agreement that was to expire in February to extend its expiration date, which is now currently March 1, 2013. Further extensions of this expiration date may be possible. Though PHI believes that a protracted work stoppage is unlikely, such an event could result in a disruption of the operations of the affected utility, which could, in turn, have a material adverse effect upon the business, results of operations, cash flow and financial condition of the affected utility and PHI.

The energy services business of Pepco Energy Services is highly competitive and is exposed to customer concentration. (PHI only)

Unlike PHI’s regulated business, Pepco Energy Services’ business is highly competitive and is not assured a rate of return on capital investments through a predetermined rate structure. This competition puts downward pressure on margins and increases costs. The energy services business is impacted by new entrants into the market, energy prices, and general economic conditions. These factors may negatively impact Pepco Energy Services’ ability to market its services to new customers, or renew existing contracts, as well as the prices Pepco Energy Services may charge.

Among the factors on which the energy services business competes are the amount and duration of the guarantees provided in energy savings performance contracts. In connection with many of its energy savings performance installation projects, Pepco Energy Services guarantees a minimum level of annual energy cost savings over a period typically up to 15 years. Currently, Pepco Energy Services does not insure against this risk, and accordingly could suffer financial losses if a project does not achieve the guaranteed level of performance.

Under the Budget Control Act of 2011, mandatory federal spending cuts, or “sequestration,” becomes effective for years 2013 through 2021 unless Congress agrees to a deficit reduction plan. In January 2013, Congress passed, and the President signed, the American Taxpayer Relief Act of 2012 that addressed rising federal income tax rates that would have taken effect on January 1, 2013. The American Taxpayer Relief Act of 2012 does not address spending issues or sequestration issues that Congress intends to address later in 2013. Substantial Federal spending cuts could make it more difficult for Pepco Energy Services to enter into new energy services performance contracts with Federal, state and local government agencies and thus could have a material adverse effect on the energy savings performance services business of Pepco Energy Services.

In addition, revenues associated with Pepco Energy Services’ combined heat and power generating plant in Atlantic City, New Jersey are concentrated with a few major customers in the hotel and casino industry. Pepco Energy Services has long-term contracts with these customers, and for the largest customer, the contracts expire in 2017. Pepco Energy Services is exposed to the risk that it is not able to renew these contracts or that the contract counterparties fail to perform, and in either case, Pepco Energy Services’ results of operations and financial condition could be adversely affected.

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

The inability of Pepco Energy Services to perform its obligations in connection with its energy services construction projects may have a material adverse effect on PHI. (PHI only)

Projects undertaken by Pepco Energy Services include design, construction, startup and testing activities related to combined heat and power and other energy facilities, pursuant to guaranteed maximum price or fixed-price contracts. Pepco Energy Services will generally secure commitments from subcontractors and vendors to perform within contract pricing commitments, equipment-performance standards, jobsite safety requirements, and other key parameters. Ultimately, however, Pepco Energy Services will bear responsibility in the event of unexcused failures by these subcontractors and vendors, as well as other third parties, to perform in accordance with the terms of these contracts or otherwise pursuant to the expectations of the parties. When such events occur, Pepco Energy Services may experience reputational harm and claims for money damages and other relief, which could, depending upon the cause and severity of the failure of performance, adversely affect PHI’s business, results of operations, cash flow and financial condition.

If PHI is not successful in mitigating the risks inherent in its business, its operations could be adversely affected.

PHI and its subsidiaries are faced with a number of different types of risk. PHI confronts legislative, regulatory policy, compliance and other risks, including:

•	our inability to timely recover capital and operating costs, which may result in a shortfall in revenues;

•	resource planning and other long-term planning risks, including resource acquisition risks, which may hinder our ability to maintain adequate resources;

•	financial risks, including credit, interest rate and capital market risks, which could increase the cost of capital or make raising capital more difficult; and

•

macroeconomic risks, including risks related to economic conditions and changes in demand for electricity and natural gas in the service territories of PHI’s utility subsidiaries, as well as with respect to Pepco Energy Services’ business, which could negatively impact the operations of the affected business.

PHI management seeks to mitigate the risks inherent in the implementation of PHI’s business strategy through its established risk mitigation process, which includes adherence to PHI’s business policies and other compliance policies, operation of formal risk management structures and groups, and overall business management. PHI management is responsible for identifying, assessing and managing risks, and developing risk-management strategies, while the Board of Directors and its various committees oversee the assessment, management and mitigation of risk. However, there can be no assurance these risk mitigation efforts will adequately address all such risks or that such efforts will be successful.

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

Mark-to-market accounting treatment for instruments Pepco Energy Services uses to hedge the cost of supply used to satisfy retail customer load obligations could cause earnings volatility. (PHI only)

Pepco Energy Services purchases energy commodity contracts in the form of electricity and natural gas futures, swaps, options and forward contracts to hedge commodity price risk in connection with the purchase of natural gas and electricity for delivery to customers. Certain commodity contracts that do not qualify as cash flow hedges of forecasted transactions or do not meet the requirements for normal purchase and normal sale accounting are marked to market through current earnings. Any change in the fair value of the transactions used to hedge price risk that do not qualify for hedge accounting and receive mark-to-market accounting treatment will be reflected in PHI’s current earnings without any offsetting change in the fair value of its retail load obligations until the settlement date of these contracts in future periods. Pepco Energy Services has discontinued hedge accounting, so PHI’s earnings could be more volatile due to the mark-to-market accounting treatment associated with these commodity contracts. As of December 31, 2012, the commodity contracts that currently qualify for normal purchase and normal sale accounting and an exception from mark-to-market accounting are in a significant net loss position on a fair value basis. If PHI could no longer sustain the normal purchase and normal sale designation for these contracts, it would be required to recognize these net losses and future changes in the fair value in earnings, which could result in greater earnings volatility. It is anticipated that the notional value and the fair value of the supply contracts will decrease considerably during 2013 with the wind-down of the retail energy business.

New accounting standards or changes to existing accounting standards could materially impact how a Reporting Company reports its results of operations, cash flow and financial condition.

Each Reporting Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The SEC, the Public Company Accounting Oversight Board, the FASB or other authoritative bodies or governmental entities may issue new pronouncements or new interpretations of existing accounting standards that may require the Reporting Companies to change their accounting policies. These changes are beyond the control of the Reporting Companies, can be difficult to predict and could materially impact how they report their results of operations, cash flow and financial condition. Each Reporting Company could be required to apply a new or revised standard retroactively, which could adversely affect its results of operations, cash flow and financial condition.

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

PHI’s cash flow, ability to pay dividends and ability to satisfy debt obligations depend on the performance of its regulated and competitive operating subsidiaries, access to capital markets and other sources of liquidity. PHI’s unsecured obligations are effectively subordinated to the liabilities of its subsidiaries. (PHI only)

PHI is a holding company that conducts its operations entirely through its regulated and competitive subsidiaries, and all of PHI’s consolidated operating assets are held by its subsidiaries. Accordingly, PHI’s cash flow, its ability to satisfy its obligations to creditors and its ability to pay dividends on its common stock are dependent upon the earnings of its subsidiaries, each Reporting Company’s access to capital markets and all sources of cash flow and liquidity that may be available to PHI. PHI’s subsidiaries are separate legal entities and have no obligation to pay any amounts due on any debt or equity securities issued by PHI or to make any funds available for such payment. The ability of PHI’s subsidiaries to pay dividends and make other payments to PHI may be restricted by, among other things, applicable corporate, tax and other laws and regulations and agreements made by PHI and its subsidiaries, including under the terms of indebtedness, and PHI’s financial objective of maintaining a common equity ratio at its utility subsidiaries of between 49% and 50%. Because the claims of the creditors of PHI’s subsidiaries are superior to PHI’s entitlement to dividends, the unsecured debt and obligations of PHI are effectively subordinated to all existing and future liabilities of its subsidiaries, including trade creditors. In addition, claims of creditors, including trade creditors, of PHI’s subsidiaries will generally have priority with respect to the assets and earnings of such subsidiaries over the claims of PHI’s creditors.

PHI has a significant goodwill balance related to its Power Delivery business. A determination that goodwill is impaired could result in a significant non-cash charge to earnings.

PHI had a goodwill balance at December 31, 2012, of approximately $1.4 billion, primarily attributable to Pepco’s acquisition of Conectiv in 2002. An impairment charge must be recorded under GAAP to the extent that the implied fair value of goodwill is less than the carrying value of goodwill, as shown on the consolidated balance sheet. PHI is required to test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may result in an interim impairment test include a decline in PHI’s stock price causing market capitalization to fall below book value, an adverse change in business conditions or an adverse regulatory action. If PHI were to determine that its goodwill is impaired, PHI would be required to reduce its goodwill balance by the amount of the impairment and record a corresponding non-cash charge to earnings. Depending on the amount of the impairment, an impairment determination could have a material adverse effect on PHI’s financial condition and results of operations, but would not have an impact on cash flow.

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

PHI holds assets in trust to meet its obligations under PHI’s defined benefit pension plan and its post-retirement benefit plan. The amounts that PHI is required to contribute (including the amounts for which Pepco, DPL and ACE are responsible) to fund the trusts are determined based on assumptions made as to the valuation of future benefit obligations, and the investment performance of the plan assets. Accordingly, the performance of the capital markets will affect the value of plan assets. A decline in the market value of plan assets may increase the plan funding requirements to meet the future benefit obligations. In addition, changes in interest rates affect the valuation of the liabilities of the plans. As interest rates decrease, the liabilities increase, potentially requiring additional funding. Demographic changes, such as a change in the expected timing of retirements or changes in life expectancy assumptions, also may increase the funding requirements of the plans. A need for significant additional funding of the plans could have a material adverse effect on the cash flows of any of the Reporting Companies. Future increases in pension plan and other post-retirement benefit plan costs, to the extent they are not recoverable in the base rates of PHI’s utility subsidiaries, could have a material adverse effect on the results of operations, cash flow and financial condition of any of the Reporting Companies.

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

Section 203 could prohibit or delay mergers or other takeover attempts against PHI, and accordingly, may discourage or prevent attempts to acquire or control PHI through a tender offer, proxy contest or otherwise.

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

Because Pepco, DPL and ACE are direct or indirect wholly owned subsidiaries of PHI and have directors and executive officers who are also officers of PHI, PHI can effectively exercise control over their dividend policies and significant business and financial transactions. (Pepco, DPL and ACE only)

All of the members of each of Pepco’s, DPL’s and ACE’s board of directors, as well as many of their respective executive officers, are officers of PHI, and Pepco, DPL and ACE are direct or indirect wholly owned subsidiaries of PHI. Among other decisions, each of Pepco’s, DPL’s and ACE’s board of directors is responsible for decisions regarding payment of dividends, financing and capital raising activities and acquisition and disposition of assets. Within the limitations of applicable law, and subject to the financial covenants under each company’s respective outstanding debt instruments, each of Pepco’s, DPL’s and ACE’s board of directors will base its decisions concerning the amount and timing of dividends, and other business decisions, on its capital structure, which is based in part on earnings and cash flow, and also may take into account the business plans and financial requirements of PHI and its other subsidiaries.

Item 1B.	UNRESOLVED STAFF COMMENTS

Pepco Holdings

None.

Pepco

None.

DPL

None.

ACE

None.

Item 2.	PROPERTIES

Generating Facilities

The following table identifies the electric generating facilities owned by PHI’s subsidiaries at December 31, 2012.

Electric Generating Facilities	Location	Owner	Generating Capacity (kilowatts)
Landfill Gas-Fired Units
Fauquier Landfill Project	Fauquier County, VA	Pepco Energy Services	2,000
Eastern Landfill Project	Baltimore County, MD	Pepco Energy Services	3,000
Bethlehem Landfill Project	Northampton, PA	Pepco Energy Services	5,000

			10,000

Solar Photovoltaic
Atlantic City Convention Center	Atlantic City, NJ	Pepco Energy Services	2,000

Combined Heat and Power Generating
Mid Town Plant	Atlantic City, NJ	Pepco Energy Services	5,400

Total Electric Generating Capacity			17,400

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

Transmission and Distribution Systems

On a combined basis, the electric transmission and distribution systems owned by Pepco, DPL and ACE at December 31, 2012, consisted of approximately 4,000 transmission circuit miles of overhead lines, 600 transmission circuit miles of underground cables, 18,200 distribution circuit miles of overhead lines, and 15,900 distribution circuit miles of underground cables, primarily in their respective service territories. DPL and ACE own and operate distribution system control centers in New Castle, Delaware and Mays Landing, New Jersey, respectively. Pepco also operates a distribution system control center in Bethesda, Maryland. The computer equipment and systems contained in Pepco’s control center are financed through a sale and leaseback transaction.

DPL owns a liquefied natural gas facility located in Wilmington, Delaware, with a storage capacity of approximately 3 million gallons and an emergency sendout capability of 25,000 Mcf per day. DPL owns 10 natural gas city gate stations at various locations in New Castle County, Delaware. These stations have a total primary delivery point contractual entitlement of 202,075 Mcf per day. DPL also owns approximately 110 pipeline miles of natural gas transmission mains, 1,927 pipeline miles of natural gas distribution mains, and 1,313 pipeline miles of natural gas service lines. In addition, DPL has a 10% undivided interest in approximately 7 miles of natural gas transmission mains, which are used by DPL for its natural gas operations and by the 90% owner for distribution of natural gas to its electric generating facilities.

Substantially all of the transmission and distribution property, plant and equipment owned by each of Pepco, DPL and ACE is subject to the liens of the respective mortgages under which the companies issue First Mortgage Bonds. See Note (11), “Debt” to the consolidated financial statements of PHI.

Item 3.	LEGAL PROCEEDINGS

Pepco Holdings

Other than litigation incidental to PHI and its subsidiaries’ business, PHI is not a party to, and PHI and its subsidiaries’ property is not subject to, any material pending legal proceedings except as described in Note (16), “Commitments and Contingencies,” to the consolidated financial statements of PHI.

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

	Dividends	Price Range
Period	Per Share	High	Low
2012:
First Quarter	$.27	$20.48	$18.63
Second Quarter	.27	19.63	18.14
Third Quarter	.27	20.30	18.67
Fourth Quarter	.27	20.06	18.80

	$1.08

2011:
First Quarter	$.27	$19.14	$17.83
Second Quarter	.27	20.36	18.10
Third Quarter	.27	20.04	16.57
Fourth Quarter	.27	20.64	17.77

	$1.08

At February 15, 2013, there were 49,824 holders of record of Pepco Holdings common stock.

Dividends

On January 24, 2013, the PHI Board of Directors declared a dividend on common stock of 27 cents per share payable March 28, 2013, to shareholders of record on March 11, 2013.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Capital Requirements – Dividends,” and Note (13), “Stock-Based Compensation, Dividend Restrictions, and Calculations of Earnings Per Share of Common Stock – Dividend Restrictions,” of the consolidated financial statements of PHI for information regarding restrictions on the ability of PHI and its subsidiaries to pay dividends.

PHI Subsidiaries

One of PHI’s financial objectives is to maintain an equity ratio of 49%-50% in each of its operating utilities. Each quarter, PHI may contribute equity into its utility subsidiaries or the utility subsidiaries may make a dividend payment to PHI in order to maintain an equity ratio of 49%-50% in each of the utility subsidiaries. During 2012, PHI made capital contributions of $50 million and $60 million to Pepco and DPL, respectively, and in 2011, PHI made a capital contribution to ACE of $60 million.

All of Pepco’s common stock is held by Pepco Holdings, and all of DPL’s and ACE’s common stock is held by Conectiv, LLC (Conectiv), which in turn is wholly owned by Pepco Holdings. The table below presents the aggregate amount of common stock dividends paid by Pepco to PHI, and by DPL and ACE to PHI (through Conectiv), during each quarter in the last two years. Dividends received by PHI in 2012 and 2011 were used to support the payment of its common stock dividend. Dividends paid by ACE in 2012 were used by Conectiv to pay down its short-term debt owed to PHI and in 2011 were passed through to PHI to support the payment of its common stock dividend.

Period	Pepco	DPL	ACE
2012:
First Quarter	$—	$—	$—
Second Quarter	—	—	15,000,000
Third Quarter	35,000,000	—	20,000,000
Fourth Quarter	—	—	—

	$35,000,000	$—	$35,000,000

2011:
First Quarter	$—	$—	$—
Second Quarter	—	—	—
Third Quarter	—	50,000,000	—
Fourth Quarter	25,000,000	10,000,000	—

	$25,000,000	$60,000,000	$—

Recent Sales of Unregistered Equity Securities

Pepco Holdings

None.

Pepco

None.

DPL

None.

ACE

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pepco Holdings

None.

Pepco

None.

DPL

None.

ACE

None.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated data for PHI as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, derived from PHI’s audited financial statements.

PEPCO HOLDINGS CONSOLIDATED FINANCIAL HIGHLIGHTS

	2012		2011	2010		2009		2008
	(in millions, except per share data)
Consolidated Operating Results
Total Operating Revenue	$5,081		$5,951	$7,040		$7,402		$8,059	(k)
Total Operating Expenses	4,411	(a)(b)	5,314 (d)	6,416	(f)	6,754	(i)	7,510
Operating Income	670		637	624		648		549
Other Expenses	229		228	474	(g)	321		276
Income from Continuing Operations Before Income Tax Expense	441		409	150		327		273
Income Tax Expense Related to Continuing Operations	156	(c)	149 (e)	11	(h)	104	(j)	90	(k)(l)
Net Income from Continuing Operations	285		260	139		223		183
(Loss) Income from Discontinued Operations, net of Income Taxes	—		(3)	(107)		12		117
Net Income	285		257	32		235		300
Earnings Available for Common Stock	285		257	32		235		300

Common Stock Information
Basic Earnings Per Share of Common Stock from Continuing Operations	$1.25		$1.15	$0.62		$1.01		$0.90
Basic (Loss) Earnings Per Share of Common Stock from Discontinued Operations	—		(0.01)	(0.48)		0.05		0.57
Basic Earnings Per Share of Common Stock	1.25		1.14	0.14		1.06		1.47
Diluted Earnings Per Share of Common Stock from Continuing Operations	1.24		1.15	0.62		1.01		0.90
Diluted (Loss) Earnings Per Share of Common Stock from Discontinued Operations	—		(0.01)	(0.48)		0.05		0.57
Diluted Earnings Per Share of Common Stock	1.24		1.14	0.14		1.06		1.47
Cash Dividends Per Share of Common Stock	1.08		1.08	1.08		1.08		1.08
Year-End Stock Price	19.61		20.30	18.25		16.85		17.76
Net Book Value Per Common Share	19.32		19.05	18.79		19.15		19.14
Weighted Average Shares Outstanding–Basic	229		226	224		221		204
Weighted Average Shares Outstanding–Diluted	230		226	224		221		204

Other Information
Investment in Property, Plant and Equipment	$13,625		$12,855	$12,120		$11,431		$10,860
Net Investment in Property, Plant and Equipment	8,846		8,220	7,673		7,241		6,874
Total Assets	15,776		14,910	14,480		15,779		16,133

Capitalization
Short-term Debt	$965		$732	$534		$530		$465
Long-term Debt	3,648		3,794	3,629		4,470		4,859
Current Portion of Long-Term Debt and Project Funding	569		112	75		536		85
Transition Bonds issued by ACE Funding	256		295	332		368		401
Capital Lease Obligations due within one year	8		8	8		7		6
Capital Lease Obligations	70		78	86		92		99
Long-Term Project Funding	12		13	15		17		19
Non-controlling Interest	—		—	6		6		6
Common Shareholders’ Equity	4,446		4,336	4,230		4,256		4,190

Total Capitalization	$9,974		$9,368	$8,915		$10,282		$10,130

(a)	Includes impairment losses of $12 million pre-tax ($7 million after-tax) at Pepco Energy Services associated primarily with investments in landfill gas-fired electric generation facilities, and the combustion turbines at Buzzard Point.
(b)	Includes $39 million pre-tax ($9 million after-tax) gain from the early termination of finance leases held in trust.
(c)	Includes a $16 million charge related to the recognition of the tax consequences associated with the early termination of finance leases held in trust.
(d)	Includes $39 million pre-tax ($3 million after-tax) gain from the early termination of certain cross-border energy leases held in trust.
(e)	Includes tax benefits of $14 million primarily associated with an interest benefit related to federal tax liabilities and a $22 million charge related to the recognition of the tax consequences associated with the early termination of cross-border energy leases held in trust.
(f)	Includes $30 million ($18 million after-tax) related to a restructuring charge and an $11 million ($6 million after-tax) charge related to the effects of Pepco divestiture-related claims.
(g)	Includes a loss on extinguishment of debt of $189 million ($113 million after-tax).
(h)	Includes $12 million of net Federal and state income tax benefits primarily related to adjustments of accrued interest on uncertain and effectively settled tax positions, $14 million of state tax benefits resulting from the restructuring of certain PHI subsidiaries and $17 million of state income tax benefits associated with the loss on extinguishment of debt.
(i)	Includes $40 million ($24 million after-tax) gain related to the effects of Pepco divestiture-related claims.
(j)	Includes a $13 million state income tax benefit (after Federal tax) related to a change in the state income tax reporting for the disposition of certain assets in prior years and a benefit of $6 million related to additional analysis of current and deferred tax balances completed in 2009.
(k)	Includes a pre-tax charge of $124 million ($86 million after-tax) related to the adjustment to the equity value of cross-border energy lease investments, and included in Income Taxes is a $7 million after-tax charge for the additional interest accrued on the related tax obligation.
(l)	Includes $18 million of after-tax net interest income on uncertain and effectively settled tax positions (primarily associated with the reversal of previously accrued interest payable resulting from the tentative settlement with the IRS on the mixed service cost issue and a claim made with the IRS related to the tax reporting for fuel over- and under-recoveries) and a benefit of $8 million (including a $3 million correction of prior period errors) related to additional analysis of deferred tax balances completed in 2008.

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

The information required by this item is contained herein, as follows:

PEPCO HOLDINGS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pepco Holdings, Inc.

General Overview

PHI, a Delaware corporation incorporated in 2001, is a holding company that, through its regulated public utility subsidiaries, is engaged primarily in the transmission, distribution and default supply of electricity and the distribution and supply of natural gas (Power Delivery). Through Pepco Energy Services, PHI provides energy savings performance contracting services, high voltage underground transmission cabling, construction and operations of combined heat and power and central energy plants and is in the process of winding down its competitive electricity and natural gas retail supply business.

Each of Power Delivery and Pepco Energy Services constitutes a separate segment for financial reporting purposes. A third segment, Other Non-Regulated, consists of a portfolio of cross-border energy lease investments.

The following table sets forth the percentage contributions to consolidated operating revenue and operating income from continuing operations attributable to PHI segments:

	December 31,
	2012	2011	2010
Percentage of Consolidated Operating Revenue
Power Delivery	86%	78%	73%
Pepco Energy Services	13%	21%	27%
Other (a)	1%	1%	—%
Percentage of Consolidated Operating Income
Power Delivery	79%	78%	81%
Pepco Energy Services	4%	5%	11%
Other (a)(b)	17%	17%	8%
Percentage of Power Delivery Operating Revenue
Power Delivery Electric	96%	95%	95%
Power Delivery Gas	4%	5%	5%

(a)	For presentation purposes, this category includes Other Non-Regulated and Corporate and Other.
(b)	Includes gains on early termination of finance leases held in trust that represent 6% of the consolidated operating income in 2012 and 2011.

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

The profitability of Power Delivery depends on its ability to recover costs and earn a reasonable return on its capital investments through the rates it is permitted to charge. Operating results also can be affected by economic conditions, energy prices, the impact of energy efficiency measures on customer usage of electricity and weather.

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

In accounting for the BSA in Maryland and the District of Columbia, a Revenue Decoupling Adjustment (an adjustment equal to the amount by which revenue from distribution sales differs from the revenue that Pepco and DPL are entitled to earn based on the approved distribution charge per customer) is recorded representing either (i) a positive adjustment equal to the amount by which revenue from retail distribution sales falls short of the revenue that Pepco and DPL are entitled to earn based on the approved distribution charge per customer or (ii) a negative adjustment equal to the amount by which revenue from such distribution sales exceeds the revenue that Pepco and DPL are entitled to earn based on the approved distribution charge per customer.

Since 2010, PHI has implemented comprehensive reliability enhancement plans which include various initiatives to improve electrical system reliability, including:

•	the identification and upgrading of under-performing feeder lines;

•	the addition of new facilities to support load;

•	the installation of distribution automation systems on both the overhead and underground network systems;

•	the rejuvenation and replacement of underground residential cables;

•	selective undergrounding of portions of existing above-ground primary feeder lines, where appropriate to improve reliability;

•	improvements to substation supply lines; and

•	enhanced vegetation management.

PHI’s capital expenditures for continuing reliability enhancement efforts are included in the table of projected capital expenditures within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Capital Requirements – Capital Expenditures.”

PEPCO HOLDINGS

Power Delivery Initiatives and Activities

Smart Grid

PHI is building a “smart grid” which is designed to meet the challenges of rising energy costs, concerns about the environment, reliability improvement, providing timely and accurate customer information and meeting government energy reduction goals. The installation of smart meters is subject to the approval of applicable state regulators. The DCPSC, MPSC and DPSC have approved the creation of regulatory assets to defer AMI costs between rate cases, as well as the accrual of returns on the deferred costs. Thus, these costs will be recovered in the future through base rates. Approval of AMI has been deferred by the New Jersey Board of Public Utilities (NJBPU) for ACE in New Jersey.

In April 2010, PHI signed agreements to formalize $168 million in awards from the U.S. Department of Energy to support the rollout of smart grid initiatives. In the Pepco service area, $149 million was awarded for AMI, direct load control, distribution automation and communications infrastructure, while in the Atlantic City Electric service area, $19 million was awarded for direct load control, distribution automation and communications infrastructure. The grants effectively reduce the project costs of these initiatives. The cumulative award payments received by Pepco and ACE as of December 31, 2012, were $115 million and $13 million, respectively.

For projected 2013 through 2017 capital expenditures associated with the smart grid, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity – Capital Requirements.”

Regulatory Lag

An important factor in the ability of each of Pepco, DPL and ACE to earn its authorized rate of return is the willingness of applicable public service commissions to adequately recognize forward-looking costs in the utility’s rate structure in order to address the shortfall in revenues due to the delay in time or “lag” between when costs are incurred and when they are reflected in rates. This delay is commonly known as “regulatory lag.” Each of Pepco, DPL and ACE is currently experiencing significant regulatory lag because its investment in the rate base and its operating expenses are outpacing revenue growth.

In an effort to minimize the effects of regulatory lag, Pepco’s and DPL’s Delaware, District of Columbia and Maryland base rate case filings in 2011 each included a request for approval from the applicable state regulatory commissions of (i) a reliability investment recovery mechanism (RIM) to recover reliability-related capital expenditures incurred between base rate cases and (ii) the use by the applicable utility of fully forecasted test years in future base rate cases. See Note (7), “Regulatory Matters – Rate Proceedings,” to the consolidated financial statements of PHI for a discussion of each of these mechanisms. In both the Pepco and DPL base rate case orders in Maryland, the MPSC did not approve Pepco’s and DPL’s requests to implement the RIM and did not endorse the use by Pepco and DPL of fully forecasted test years in future rate cases. However, the MPSC did permit an adjustment to the rate base of Pepco and DPL to reflect the actual cost of reliability plant additions outside the test year. In the District of Columbia, the DCPSC denied Pepco’s request for approval of a RIM, and reserved final judgment on the appropriateness of the use by Pepco of a fully forecasted test year in future rate cases. In Delaware, a settlement agreement approved by the DPSC in DPL’s electric distribution base rate case did not include approval of a RIM or the use of fully forecasted test years in future DPL rate cases, but it did provide that the parties will meet and discuss alternate regulatory methodologies for the mitigation of regulatory lag.

Each of PHI’s utility subsidiaries will continue to seek cost recovery from applicable public service commissions to reduce the effects of regulatory lag. There can be no assurance that any attempts by PHI’s utility subsidiaries to mitigate regulatory lag will be approved, or that even if approved, the cost recovery mechanisms will fully mitigate the effects of regulatory lag. Until such time as any cost recovery mechanisms are approved, PHI’s utility subsidiaries plan to file rate cases at least annually in an effort to align more closely the revenue and cash flow levels of PHI’s utility subsidiaries with other operation and maintenance spending and capital investments. In addition to the electric distribution base rate cases filed by Pepco and to be filed by DPL in the first quarter of 2013 in Maryland, DPL filed a natural gas distribution case on December 7, 2012 and ACE filed an electric distribution base rate case on December 11, 2012. Additionally, Pepco intends to file its next electric distribution base rate case with the DCPSC, and DPL with the DPSC, in the first quarter of 2013.

MAPP Project

On August 24, 2012, the board of PJM terminated the MAPP project and removed it from PJM’s regional transmission expansion plan. PHI had been directed to construct the MAPP project, a 152-mile high-voltage interstate transmission line, to address the reliability needs of the region’s transmission system.

PHI had included in its five-year projected capital expenditures $205 million of MAPP-related expenditures for the period from 2012 to 2016. PHI has updated its five-year projected capital expenditures to remove MAPP-related expenditures to reflect the PJM decision. See “Capital Resources and Liquidity – Capital Requirements – Capital Expenditures” for a discussion of PHI’s projected capital expenditures. As of December 31, 2012, PHI’s total capital expenditures related to the MAPP project were approximately $102 million. In a 2008 FERC order approving incentives for the MAPP project, FERC authorized the recovery of prudently incurred abandoned costs in connection with the MAPP project. Consistent with this order, on December 21, 2012, PHI submitted a filing to FERC seeking recovery over a period of five years of approximately $88 million of abandoned MAPP capital expenditures. The FERC filing addressed, among other things, the prudence of the recoverable costs incurred, the proposed period over which the abandoned costs are to be amortized and the rate of return on these costs during the recovery period (see Note (7), “Regulatory Matters – MAPP Project” to the consolidated financial statements of PHI for additional information).

As of December 31, 2012, PHI had placed in service approximately $11 million of its total capital expenditures with respect to the MAPP project, which represented upgrades of existing substation assets that were expected to support the MAPP transmission line, transferred approximately $3 million of materials to inventories for use on other projects and reclassified the remaining $88 million of capital expenditures to a regulatory asset. The regulatory asset includes the costs of land, land rights, supplies and materials, engineering and design, environmental services, and project management and administration. PHI intends to reduce the regulatory asset by any amounts recovered from the sale or alternative use of the land, land rights, supplies and materials.

PEPCO HOLDINGS

Pepco Energy Services

Since 2010, Pepco Energy Services has been focused on growing its energy savings performance contracting services business in the federal, state and local government markets. Activity in the state and local government markets, which are Pepco Energy Services’ largest markets, slowed significantly in 2012, due to, among other factors, lower energy prices that have lessened the economic benefits of energy savings projects and the reluctance of state and local governments to incur new debt associated with these projects. As a result of the slowdown, Pepco Energy Services believes that new business in these markets will remain challenged for the foreseeable future. Consequently, Pepco Energy Services reduced resources and personnel and limited geographic expansion in the energy savings services business, and has refocused its existing resources on developing business in the federal government market and continuing to pursue combined heat and power projects.

PHI guarantees the obligations of Pepco Energy Services under certain of its energy savings performance, combined heat and power and construction contracts. At December 31, 2012, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $198 million.

Pepco Energy Services also has historically been engaged in the business of providing retail energy supply services, consisting of the sale of electricity, including electricity from renewable resources, primarily to commercial, industrial and government customers located in the mid-Atlantic and northeastern regions of the United States, as well as Texas and Illinois, and the sale of natural gas to customers located primarily in the mid-Atlantic region. In December 2009, PHI announced that it will wind down the retail energy supply component of the Pepco Energy Services business.

To effectuate the wind-down of the retail energy supply business, Pepco Energy Services is continuing to fulfill all of its commercial and regulatory obligations and perform its customer service functions to ensure that it meets the needs of its existing customers, but is not entering into any new retail energy supply contracts. Operating revenues related to the retail energy supply business for the years ended December 31, 2012, 2011 and 2010 were $418 million, $962 million and $1,609 million, respectively, and operating income for the same periods was $46 million, $11 million and $59 million, respectively.

PHI expects the operating results of the retail energy supply business, excluding the effects of unrealized mark-to-market gains or losses on derivatives contracts, to have immaterial losses in 2013 and 2014. Substantially all of Pepco Energy Services’ retail customer obligations will be fully performed by June 1, 2014. PHI is reviewing strategic alternatives to accelerate into 2013 the completion of the wind-down of its remaining portfolio of retail energy contracts.

In connection with the operation of the retail energy supply business, as of December 31, 2012 and 2011, Pepco Energy Services had net collateral pledged to counterparties, primarily in connection with the instruments it uses to hedge commodity price risk, of approximately $26 million and $113 million, respectively. The collateral pledged as of December 31, 2012 included less than $1 million in the form of letters of credit and $25 million posted in cash. Pepco Energy Services does not expect to have any such collateral obligations beyond June 1, 2014.

Pepco Energy Services’ remaining businesses will not be affected by the wind-down of the retail energy supply business.

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. Pepco Energy Services has placed the facilities into an idle condition termed a “cold closure.” A cold closure requires that the utility service be disconnected so that the facilities are no longer operable and that the facilities require only essential maintenance until they are completely decommissioned.

PEPCO HOLDINGS

Other Non-Regulated

Through its subsidiary Potomac Capital Investment Corporation and its subsidiaries, PHI maintains a portfolio of cross-border energy lease investments with a net investment value at December 31, 2012 of approximately $1.2 billion. This activity comprises the “Other Non-Regulated” segment. PHI expects to record a non-cash charge of between $355 million and $380 million (after-tax) in the first quarter of 2013, consisting of a charge to reduce the carrying value of the cross-border energy lease investments and a charge to reflect the anticipated additional interest expense related to changes in PHI’s estimated federal and state income tax obligations resulting from the disallowance of certain tax benefits associated with the cross-border energy lease investments. PHI also is evaluating the liquidation of all or a portion of its remaining cross-border energy lease investments. The aggregate financial impact of a partial or complete liquidation of the cross-border leases is not determinable at this time, but could result in material gains or losses. Further, the earnings from the cross-border energy leases represent a substantial portion of the “Other Non-Regulated” segment’s earnings and a partial or complete liquidation of the leases would reduce significantly the earnings of the segment. For additional information concerning these cross-border energy lease investments, see Note (8), “Leasing Activities – Investment in Finance Leases Held in Trust,” Note (16), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments,” and Note (20), “Subsequent Event” to the consolidated financial statements of PHI.

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

Earnings Overview

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	2012	2011	Change
Power Delivery	$235	$210	$25
Pepco Energy Services	18	24	(6)
Other Non-Regulated	40	35	5
Corporate and Other	(8)	(9)	1

Net Income from Continuing Operations	285	260	25
Discontinued Operations	—	(3)	3

Total PHI Net Income	$285	$257	$28

Net income from continuing operations for the year ended December 31, 2012 was $285 million, or $1.25 per share ($1.24 per share on a diluted basis), compared to $260 million, or $1.15 per share ($1.15 per share on a diluted basis), for the year ended December 31, 2011.

Net loss from discontinued operations for the year ended December 31, 2011 was $3 million, or $0.01 per share.

PEPCO HOLDINGS

Discussion of Operating Segment Net Income Variances:

Power Delivery’s $25 million increase in earnings was primarily due to the following:

•

An increase of $27 million from electric distribution base rate increases (Pepco in the District of Columbia and Maryland, DPL in Maryland and Delaware and ACE in New Jersey) and the DPL gas distribution rate increase in Delaware.

•	An increase of $15 million from higher transmission revenue, primarily attributable to higher rates effective June 1, 2012 and June 1, 2011, related to increases in transmission plant investment.

•	An increase of $5 million primarily due to the net effect of income tax benefits resulting from changes in estimates and interest related to uncertain and effectively settled income tax positions.

•	A decrease of $7 million due to higher interest expense resulting from an increase in outstanding debt.

•

A decrease of $7 million associated with Default Electricity Supply margins for Pepco and DPL, primarily due to regulatory approvals by the respective public service commissions in the District of Columbia, Maryland and Delaware in 2011 of adjustments providing for recovery of higher cash working capital, administrative costs and miscellaneous taxes, partially offset by favorable Default Electricity Supply margin adjustments in 2012 related to the under-recognition of allowed revenues on procurement and transmission taxes in Delaware.

•

A decrease of $7 million due to higher operation and maintenance expenses, primarily associated with higher customer support service and system support costs and higher employee-related costs in 2012, and a reduction in self-insurance reserves in 2011, partially offset by regulatory approval in 2012 for the establishment of regulatory assets for recovery of 2011 storm restoration costs and regulatory expenses.

Pepco Energy Services’ $6 million decrease in earnings was primarily due to lower energy services construction activity, the closure of its oil-fired generation facilities and asset impairment charges in 2012, partially offset by higher gross margins in the retail energy supply business attributable to mark-to-market accounting.

Other Non-Regulated’s $5 million increase in earnings was primarily due to an increase of $6 million in gains from early terminations of certain cross-border energy leases ($9 million in 2012, as compared to $3 million in 2011), partially offset by favorable income tax adjustments related to uncertain and effectively settled income tax positions in 2011.

Corporate and Other’s $1 million decrease in net loss was primarily due to the write-off of an equity investment in 2011, partially offset by higher interest expense in 2012.

PEPCO HOLDINGS

The following results of operations discussion is for the year ended December 31, 2012, compared to the year ended December 31, 2011. All amounts in the tables (except sales and customers) are in millions of dollars.

Continuing Operations

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2012	2011	Change
Power Delivery	$4,378	$4,650	$(272)
Pepco Energy Services	662	1,269	(607)
Other Non-Regulated	52	48	4
Corporate and Other	(11)	(16)	5

Total Operating Revenue	$5,081	$5,951	$(870)

Power Delivery Business

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2012	2011	Change
Regulated T&D Electric Revenue	$2,006	$1,891	$115
Default Electricity Supply Revenue	2,124	2,462	(338)
Other Electric Revenue	65	67	(2)

Total Electric Operating Revenue	4,195	4,420	(225)

Regulated Gas Revenue	151	183	(32)
Other Gas Revenue	32	47	(15)

Total Gas Operating Revenue	183	230	(47)

Total Power Delivery Operating Revenue	$4,378	$4,650	$(272)

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

Regulated T&D Electric

	2012	2011	Change
Regulated T&D Electric Revenue
Residential	$722	$683	$39
Commercial and industrial	923	884	39
Transmission and other	361	324	37

Total Regulated T&D Electric Revenue	$2,006	$1,891	$115

	2012	2011	Change
Regulated T&D Electric Sales (Gigawatt hour (GWh)
Residential	17,150	17,728	(578)
Commercial and industrial	30,734	31,282	(548)
Transmission and other	258	256	2

Total Regulated T&D Electric Sales	48,142	49,266	(1,124)

	2012	2011	Change
Regulated T&D Electric Customers (in thousands)
Residential	1,641	1,636	5
Commercial and industrial	198	198	—
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,841	1,836	5

The Pepco, DPL and ACE service territories are located within a corridor extending from the District of Columbia to southern New Jersey. These service territories are economically diverse and include key industries that contribute to the regional economic base:

•	Commercial activities in the region include banking and other professional services, government, insurance, real estate, shopping malls, casinos, stand alone construction and tourism.

•	Industrial activities in the region include chemical, glass, pharmaceutical, steel manufacturing, food processing and oil refining.

Regulated T&D Electric Revenue increased by $115 million primarily due to:

•

An increase of $46 million due to distribution rate increases in all jurisdictions (Pepco in the District of Columbia effective October 2012, and in Maryland effective July 2012; DPL in Maryland effective July 2012 and July 2011, and in Delaware effective July 2012; ACE effective November 2012).

•

An increase of $35 million in transmission revenue primarily attributable to higher Pepco and DPL rates effective June 1, 2012 and June 1, 2011 related to increases in transmission plant investment and operating expenses.

PEPCO HOLDINGS

•

An increase of $17 million due to EmPower Maryland (a demand-side management program) rate increases in February 2012 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•

An increase of $15 million primarily due to a Renewable Portfolio Surcharge in Delaware effective June 2012 (which is substantially offset by a corresponding increase in Fuel and Purchased Energy and Depreciation and Amortization).

•

An increase of $15 million primarily due to a rate increase in the New Jersey Societal Benefit Charge (related to the New Jersey Societal Benefit Program, a public interest program for low income customers) effective July 2012 (which is offset in Deferred Electric Service Costs).

•	An increase of $7 million due to Pepco customer growth in 2012, primarily in the residential class.

The aggregate amount of these increases was partially offset by:

•

A decrease of $13 million due to lower pass-through revenue (which is substantially offset by a corresponding decrease in Other Taxes) primarily the result of a decrease in Montgomery County, Maryland utility taxes that are collected by Pepco on behalf of the jurisdiction.

•

A decrease of $6 million in Transitional Energy Facility Assessment (TEFA) rate revenue in New Jersey due to a rate decrease effective January 2012 (which is primarily offset by a corresponding decrease in Other Taxes).

Default Electricity Supply

	2012	2011	Change
Default Electricity Supply Revenue
Residential	$1,467	$1,668	$(201)
Commercial and industrial	542	642	(100)
Other	115	152	(37)

Total Default Electricity Supply Revenue	$2,124	$2,462	$(338)

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale by ACE in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs, and (ii) revenue from transmission enhancement credits.

	2012	2011	Change
Default Electricity Supply Sales (GWh)
Residential	14,245	15,545	(1,300)
Commercial and industrial	5,508	6,168	(660)
Other	55	73	(18)

Total Default Electricity Supply Sales	19,808	21,786	(1,978)

	2012	2011	Change
Default Electricity Supply Customers (in thousands)
Residential	1,366	1,432	(66)
Commercial and industrial	128	137	(9)
Other	1	—	1

Total Default Electricity Supply Customers	1,495	1,569	(74)

PEPCO HOLDINGS

Default Electricity Supply Revenue decreased by $338 million primarily due to:

•	A decrease of $140 million due to lower sales, primarily as a result of customer migration to competitive suppliers.

•	A net decrease of $100 million as a result of lower Pepco and DPL Default Electricity Supply rates, partially offset by higher ACE rates.

•	A decrease of $38 million in wholesale energy and capacity resale revenues primarily due to lower market prices for the resale of electricity and capacity purchased from NUGs.

•	A decrease of $35 million due to lower sales as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

•	A net decrease of $26 million due to lower Pepco and ACE non-weather related average residential customer usage, partially offset by higher DPL residential customer usage.

The aggregate amount of these decreases was partially offset by an increase of $5 million due to higher Pepco revenue from transmission enhancement credits.

Regulated Gas

	2012	2011	Change
Regulated Gas Revenue
Residential	$94	$113	$(19)
Commercial and industrial	47	61	(14)
Transportation and other	10	9	1

Total Regulated Gas Revenue	$151	$183	$(32)

	2012	2011	Change
Regulated Gas Sales (million cubic feet)
Residential	6,428	7,346	(918)
Commercial and industrial	3,636	4,442	(806)
Transportation and other	6,751	6,966	(215)

Total Regulated Gas Sales	16,815	18,754	(1,939)

	2012	2011	Change
Regulated Gas Customers (in thousands)
Residential	115	115	—
Commercial and industrial	10	9	1
Transportation and other	—	—	—

Total Regulated Gas Customers	125	124	1

DPL’s natural gas service territory is located in New Castle County, Delaware. Several key industries contribute to the economic base as well as to growth as follows:

•	Commercial activities in the region include banking and other professional services, government, insurance, real estate, shopping malls and stand alone construction.

•	Industrial activities in the region include chemical and pharmaceutical.

PEPCO HOLDINGS

Regulated Gas Revenue decreased by $32 million primarily due to:

•	A decrease of $14 million due to lower sales primarily as a result of milder weather during the winter months of 2012 as compared to 2011.

•	A decrease of $9 million due to Gas Cost Rate (GCR) decreases effective November 2011 and November 2012.

•	A decrease of $5 million due to lower non-weather related average customer usage.

•

A decrease of $4 million due to a revenue adjustment recorded in June 2012 for a reduction in the estimate of gas sold but not yet billed to customers (which is offset by a decrease in Fuel and Purchased Energy).

The aggregate amount of these decreases was partially offset by an increase of $1 million due to a distribution rate increase effective July 2011.

Other Gas Revenue

Other Gas Revenue decreased by $15 million primarily due to lower average prices and lower volumes for off-system sales to electric generators and gas marketers.

Pepco Energy Services

Pepco Energy Services’ operating revenue decreased by $607 million primarily due to:

•	A decrease of $534 million due to lower retail supply sales volume primarily attributable to the ongoing wind-down of the retail energy supply business.

•	A decrease of $55 million due to lower generation and capacity revenues attributable to the retirement of the remaining generation facilities in the second quarter of 2012.

•	A decrease of $18 million due to decreased energy services construction activities.

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:

	2012	2011	Change
Power Delivery	$2,109	$2,490	$(381)
Pepco Energy Services	539	1,137	(598)
Corporate and Other	(2)	(2)	—

Total	$2,646	$3,625	$(979)

Power Delivery Business

Power Delivery’s Fuel and Purchased Energy consists of the cost of electricity and natural gas purchased by its utility subsidiaries to fulfill their respective Default Electricity Supply and Regulated Gas obligations and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of natural gas purchased for off-system sales. Fuel and Purchased Energy expense decreased by $381 million primarily due to:

•	A decrease of $158 million due to lower average electricity costs under Default Electricity Supply contracts.

PEPCO HOLDINGS

•	A decrease of $142 million primarily due to customer migration to competitive suppliers.

•	A decrease of $29 million due to lower electricity sales primarily as a result of milder weather during the winter and spring months of 2012, as compared to the corresponding periods in 2011.

•	A decrease of $21 million in the cost of gas purchases for on-system sales as a result of lower average gas prices and lower volumes purchased.

•

A decrease of $18 million in deferred electricity expense primarily due to lower Pepco and DPL Default Electricity Supply revenue rates, which resulted in a lower rate of recovery of Default Electricity Supply costs.

•	A decrease of $12 million in the cost of gas purchases for off-system sales as a result of lower average gas prices and lower volumes purchased.

•	A decrease of $11 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

•

A decrease of $4 million in the cost of gas purchases for on-system sales as a result of an adjustment recorded in June 2012 for a reduction in the estimate of gas sold but not yet billed to customers (which is offset by a decrease in Regulated Gas Revenue).

The aggregate amount of these decreases was partially offset by:

•	An increase of $6 million in deferred gas expense as a result of higher rate of recovery of natural gas supply costs due to lower average gas prices.

•	An increase of $6 million in costs to purchase Renewable Energy Credits in Delaware (which is offset by corresponding increase in Regulated T&D Electric Revenue).

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy and Other Services Cost of Sales decreased by $598 million primarily due to:

•	A decrease of $379 million due to lower volumes of electricity purchased to serve decreased retail electricity sales volumes as a result of the ongoing wind-down of the retail energy supply business.

•	A decrease of $189 million due to lower volumes of gas purchased to serve decreased retail gas sales volumes as a result of the ongoing wind-down of the retail energy supply business.

•	A decrease of $29 million due to lower purchases of capacity and lower fuel usage, both attributable to the retirement of the remaining generation facilities in the second quarter of 2012.

•

A decrease of $2 million due to lower energy services construction activity partially offset by costs associated with increased high voltage construction activity and existing energy services contracts.

PEPCO HOLDINGS

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2012	2011	Change
Power Delivery	$901	$884	$17
Pepco Energy Services	68	81	(13)
Other Non-Regulated	2	6	(4)
Corporate and Other	(60)	(57)	(3)

Total	$911	$914	(3)

Power Delivery

Other Operation and Maintenance expense for Power Delivery increased by $17 million primarily due to:

•	An increase of $16 million in employee-related costs, primarily pension and other employee benefits.

•

An increase of $10 million resulting from a decrease in deferred cost adjustments associated with DPL Default Electricity Supply. The deferred costs adjustments were primarily due to the under-recognition of allowed returns on working capital and administrative costs in 2011, partially offset by favorable adjustments in 2012 related to allowed returns on net uncollectible expense and recovery of regulatory taxes.

•	An increase of $8 million in customer support service and system support costs.

•	An increase of $5 million in New Jersey Societal Benefit Program costs that are deferred and recoverable.

•	An increase of $4 million in expenses related to regulatory filings.

•	An increase of $4 million in self-insurance reserves for general and auto liability claims.

The aggregate amount of these increases was partially offset by:

•	A decrease of $15 million primarily due to a decrease in total incremental storm restoration costs for major storm events as described in the following table:

	2012	2011	Change
Costs associated with severe winter storm (January 2011)	$—	$10	$(10)
Regulatory asset established for future recovery of January 2011 winter storm costs	(9)	—	(9)
Costs associated with derecho storm (June 2012)	38	—	38
Regulatory asset established for future recovery of derecho storm costs	(34)	—	(34)
Costs associated with Hurricane Sandy (October 2012)	28	—	28
Regulatory asset established for future recovery of Hurricane Sandy costs	(22)	—	(22)
Costs associated with Hurricane Irene (August 2011)	—	28	(28)
Regulatory asset established for future recovery of Hurricane Irene costs	—	(22)	22

Total incremental major storm restoration costs	$1	$16	$(15)

•

In January 2011, Pepco incurred incremental storm restoration costs of $10 million associated with a severe winter storm, all of which were expensed in 2011. In July 2012, the MPSC issued an order allowing for the deferral and recovery of $9 million of such costs over a five-year period.

PEPCO HOLDINGS

•

During 2012, Pepco, DPL and ACE incurred incremental storm restoration costs of $38 million associated with the June 2012 derecho which resulted in widespread damage to the electric distribution system in each of their service territories. PHI’s utility subsidiaries deferred $34 million of these costs as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland and New Jersey, and will be pursuing recovery of these incremental storm restoration costs in their respective jurisdictions in their electric distribution base rate cases. The remaining costs of $4 million primarily relate to repair work completed in Delaware and the District of Columbia which are not currently deferrable in those jurisdictions.

•

In the fourth quarter of 2012, Pepco, DPL and ACE incurred incremental storm restoration costs of $28 million associated with Hurricane Sandy which resulted in widespread damage to the electric distribution system in each of their service territories. PHI’s utility subsidiaries deferred $22 million of these costs as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland and New Jersey, and will be pursuing recovery of these incremental storm restoration costs in their respective jurisdictions in their electric distribution base rate cases. The remaining costs of $6 million primarily relate to repair work completed in Delaware and the District of Columbia which are not currently deferrable in those jurisdictions.

•

During 2011, Pepco, DPL and ACE incurred incremental storm restoration costs of $28 million associated with Hurricane Irene which resulted in widespread damage to the electric distribution system in each of their service territories. PHI’s utility subsidiaries deferred $22 million of these costs as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland and New Jersey. The MPSC approved the recovery of these costs in Maryland for both Pepco and DPL in its July 2012 rate orders over a five-year period. ACE’s stipulation of settlement approved by the NJBPU in October 2012 provides for recovery of these costs in New Jersey over a three-year period. The remaining costs of $6 million relate to repair work completed in Delaware and the District of Columbia which are not currently deferrable in those jurisdictions.

•	A decrease of $8 million in bad debt expenses.

•	A decrease of $4 million associated with lower preventative maintenance and tree trimming costs due to accelerated efforts made in 2011 to improve reliability.

•

A decrease of $3 million due to the deferral of distribution rate case costs previously charged to Other Operation and Maintenance expense. These deferrals were recorded in accordance with the MPSC rate order issued in July 2012 and the DCPSC rate order issued in September 2012, each allowing for the recovery of these costs.

Pepco Energy Services

Other Operation and Maintenance expense for Pepco Energy Services decreased by $13 million primarily due to the closing of the oil-fired generation facilities in the second quarter of 2012 and the wind-down of the retail energy supply business.

Depreciation and Amortization

Depreciation and Amortization expense increased by $28 million to $454 million in 2012 from $426 million in 2011 primarily due to:

•

An increase of $22 million in amortization of regulatory assets primarily due to EmPower Maryland surcharge rate increases effective February 2012 and expanding Demand Side Management Programs (which are substantially offset by corresponding increases in Regulated T&D Electric Revenue).

PEPCO HOLDINGS

•	An increase of $11 million in amortization of AMI projects.

•	An increase of $5 million due to utility plant additions, partially offset by lower depreciation rates.

•

An increase of $4 million in the Delaware Renewable Energy Portfolio Standards deferral associated with the over-recovery of renewable energy procurement costs (which is offset by a corresponding increase in Regulated T&D Electric Revenue).

The aggregate amount of these increases was partially offset by:

•

A decrease of $12 million in amortization of stranded costs primarily as the result of lower revenue due to rate decreases effective October 2011 for the ACE Transition Bond Charge and Market Transition Charge Tax (revenue ACE receives and pays to ACE Funding to recover income taxes associated with Transition Bond Charge revenue) (partially offset in Default Electricity Supply Revenue).

•	A decrease of $ 4 million primarily due to the deactivation of Pepco Energy Services generating facilities in May 2012.

The MPSC reduced the depreciation rates for Pepco and DPL in their most recent electric distribution base rate cases, which is expected to lower annual Depreciation and Amortization expense for PHI by approximately $31 million effective July 20, 2012.

Other Taxes

Other Taxes decreased by $19 million to $432 million in 2012 from $451 million in 2011. The decrease was primarily due to:

•

A decrease of $10 million, primarily due to a decrease in utility taxes that are collected and passed through by Power Delivery (substantially offset by a corresponding decrease in Regulated T&D Electric Revenue).

•	A decrease of $5 million in TEFA tax collections due to a rate decrease effective January 2012 (partially offset by a corresponding decrease in Regulated T&D Electric Revenue).

Gains on Early Terminations of Finance Leases Held in Trust

PHI’s operating expenses include a $39 million pre-tax gain for each of the years ended December 31, 2012 and 2011, associated with the early termination of several leases included in its cross-border energy lease portfolio. The after-tax gains were $9 million and $3 million for the years ended December 31, 2012 and 2011, respectively.

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

Deferred Electric Service Costs increased by $58 million, to an expense reduction of $5 million in 2012 as compared to an expense reduction of $63 million in 2011, primarily due to an increase in deferred electricity expense as a result of higher Default Electricity Supply revenue rates, partially offset by higher electricity supply costs.

PEPCO HOLDINGS

Impairment Losses

PHI’s operating expenses for the year ended December 31, 2012, included impairment losses of $12 million ($7 million after-tax) at Pepco Energy Services associated with the combustion turbines at Buzzard Point and certain landfill gas-fired electric generation facilities.

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $1 million to a net expense of $229 million in 2012 from a net expense of $228 million in 2011. The increase reflects an $11 million increase in interest expense primarily associated with higher long-term debt and lower capitalized interest. The increase was mostly offset by an increase of $10 million in other income primarily from losses and impairments on equity investments in 2011 that did not occur in 2012.

Income Tax Expense

PHI’s income tax expense increased by $7 million to $156 million in 2012 from $149 million in 2011.

PHI’s consolidated effective income tax rates for the years ended December 31, 2012 and 2011 were 35.4% and 36.4%, respectively.

The effective income tax rate for the year ended December 31, 2012 reflects charges related to the recognition of the tax consequences associated with the early termination of cross-border energy leases in the third quarter of 2012 of $16 million as discussed in Note (8), “Leasing Activities,” to the consolidated financial statements of PHI.

In addition, the effective income tax rate for the year ended December 31, 2012 includes income tax benefits of $10 million related to uncertain and effectively settled tax positions, primarily due to the effective settlement with the IRS in the first quarter of 2012 with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position in Pepco. During the year ended December 31, 2011, PHI recorded tax benefits of $17 million related to uncertain and effectively settled tax positions, primarily resulting from the settlement with the IRS on interest due on its 1996 through 2002 tax years.

The rate for the year ended December 31, 2012 also reflects an increase in deductible asset removal costs for Pepco in 2012 related to a higher level of asset retirements.

PEPCO HOLDINGS

Consolidated Results of Operations

The following results of operations discussion compares the year ended December 31, 2011, to the year ended December 31, 2010. All amounts in the tables (except sales and customers) are in millions of dollars.

Continuing Operations

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2011	2010	Change
Power Delivery	$4,650	$5,114	$(464)
Pepco Energy Services	1,269	1,884	(615)
Other Non-Regulated	48	54	(6)
Corporate and Other	(16)	(12)	(4)

Total Operating Revenue	$5,951	$7,040	$(1,089)

Power Delivery Business

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2011	2010	Change
Regulated T&D Electric Revenue	$1,891	$1,858	$33
Default Electricity Supply Revenue	2,462	2,951	(489)
Other Electric Revenue	67	68	(1)

Total Electric Operating Revenue	4,420	4,877	(457)

Regulated Gas Revenue	183	191	(8)
Other Gas Revenue	47	46	1

Total Gas Operating Revenue	230	237	(7)

Total Power Delivery Operating Revenue	$4,650	$5,114	$(464)

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
Regulated T&D Electric Sales (GWh)
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

Regulated Gas

	2011	2010	Change
Regulated Gas Revenue
Residential	$113	$118	$(5)
Commercial and industrial	61	65	(4)
Transportation and other	9	8	1

Total Regulated Gas Revenue	$183	$191	$(8)

	2011	2010	Change
Regulated Gas Sales (million cubic feet)
Residential	7,268	7,879	(611)
Commercial and industrial	4,397	4,770	(373)
Transportation and other	6,966	6,687	279

Total Regulated Gas Sales	18,631	19,336	(705)

	2011	2010	Change
Regulated Gas Customers (in thousands)
Residential	115	114	1
Commercial and industrial	9	9	—
Transportation and other	—	—	—

Total Regulated Gas Customers	124	123	1

PEPCO HOLDINGS

DPL’s natural gas service territory is located in New Castle County, Delaware. Several key industries contribute to the economic base as well as to growth as follows:

•	Commercial activities in the region include banking and other professional services, government, insurance, real estate, shopping malls, stand alone construction and tourism.

•	Industrial activities in the region include chemical and pharmaceutical.

Regulated Gas Revenue decreased by $8 million primarily due to:

•	A decrease of $17 million due to lower non-weather related average customer usage.

The decrease was partially offset by:

•	An increase of $6 million due to higher sales primarily as a result of colder weather during the winter of 2011 as compared to the winter of 2010.

•	An increase of $2 million due to a distribution rate increase effective February 2011.

•	An increase of $2 million due to customer growth in 2011.

Pepco Energy Services

Pepco Energy Services’ operating revenue decreased $615 million primarily due to:

•	A decrease of $642 million due to lower retail supply sales volume primarily attributable to the ongoing wind-down of the retail energy supply business.

•	A decrease of $33 million due to lower generation and capacity revenues at the generating facilities.

The aggregate amount of these decreases was partially offset by:

•	An increase of $61 million due to increased energy services activities.

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:

	2011	2010	Change
Power Delivery	$2,490	$3,086	$(596)
Pepco Energy Services	1,137	1,692	(555)
Corporate and Other	(2)	(6)	4

Total	$3,625	$4,772	$(1,147)

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

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy and Other Services Cost of Sales decreased $555 million primarily due to:

•

A decrease of $591 million due to lower volumes of electricity and gas purchased to serve decreased retail supply sales volume as a result of the ongoing wind-down of the retail energy supply business.

•	A decrease of $10 million due to lower fuel usage associated with the generating facilities.

The aggregate amount of these decreases was partially offset by:

•	An increase of $46 million due to increased energy services activities.

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2011	2010	Change
Power Delivery	$884	$809	$75
Pepco Energy Services	81	95	(14)
Other Non-Regulated	6	4	2
Corporate and Other	(57)	(24)	(33)

Total	$914	$884	$30

PEPCO HOLDINGS

Other Operation and Maintenance expense for Power Delivery increased by $75 million primarily due to:

•	An increase of $38 million associated with higher tree trimming and preventative maintenance costs.

•	An increase of $9 million in employee-related costs, primarily benefit expenses.

•	An increase of $8 million primarily due to an increase in total incremental storm restoration costs for major storm events as described in the following table:

	2011	2010	Change
Costs associated with Hurricane Irene (August 2011)	28	—	28
Regulatory asset established for future recovery of Hurricane Irene costs	(22)	—	(22)
Costs associated with severe winter storm (January 2011)	10	—	10
Costs associated with severe winter storm (February 2010)	—	13	(13)
Regulatory asset established for future recovery of 2010 severe winter storm costs	—	(5)	5

Total incremental major storm restoration costs	$16	$8	$8

•

During 2011, Pepco, DPL and ACE incurred incremental storm restoration costs of $28 million associated with Hurricane Irene which also resulted in widespread damage to the electric distribution system in each of their service territories. PHI’s utility subsidiaries deferred $22 million of these costs as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland and New Jersey. The MPSC approved the recovery of these costs in Maryland for both Pepco and DPL in its July 2012 rate orders. ACE’s stipulation of settlement approved by the NJBPU in October 2012 provides for recovery of these costs in New Jersey. The remaining costs of $6 million relate to repair work completed in Delaware and the District of Columbia which are not currently deferrable in those jurisdictions.

•

In January 2011, Pepco incurred incremental storm restoration costs of $10 million associated with a severe winter storm, all of which were expensed in 2011. In July 2012, the MPSC issued an order allowing for the deferral and recovery of $9 million of such costs.

•

In February 2010, Pepco, DPL and ACE incurred incremental storm restoration costs of $13 million associated with a severe winter storm, all of which were expensed in 2010. In August 2010, the MPSC issued an order allowing for the deferral and recovery of $5 million of such costs for Pepco.

•

An increase of $8 million primarily due to higher 2011 DCPSC rate case costs and reliability audit expenses and due to 2010 Pepco adjustments for the deferral of distribution rate case costs of $4 million that previously were charged to other operation and maintenance expense. The adjustments were recorded in accordance with a MPSC rate order issued in August 2010 and a DCPSC rate order issued in February 2010, allowing for the recovery of the costs.

•	An increase of $8 million primarily due to Pepco’s emergency restoration improvement project and reliability improvement costs.

•	An increase of $8 million in customer support service and system support costs.

•	An increase of $6 million in communication costs.

•	An increase of $5 million in corporate cost allocations, primarily due to higher contractor and outside legal counsel fees.

PEPCO HOLDINGS

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

Gains on Early Terminations of Finance Leases Held in Trust

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

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $246 million primarily due to the loss on extinguishment of debt that was recorded in 2010 and lower interest expense in 2011 resulting from the reduction in outstanding long-term debt in 2010 with the proceeds from the Conectiv Energy sale.

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

In 2011, a $17 million (after-tax) income tax benefit was recorded in the first quarter when PHI reached a settlement with the IRS related to the calculation of interest due as a result of the November 2010 audit settlement. This benefit was more than offset during the second quarter of 2011, when PHI terminated early its interest in certain cross-border energy leases prior to the end of their stated term. As a result, PHI recognized a $22 million charge related to the tax consequences associated with the early terminations.

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

Working Capital

At December 31, 2012, PHI’s current assets on a consolidated basis totaled $1.2 billion and its consolidated current liabilities totaled $2.5 billion, resulting in a working capital deficit of $1.3 billion. PHI expects the working capital deficit at December 31, 2012 to be funded during 2013 in part through cash flows from operations, from the February 2013 settlement of the equity forward transaction discussed below and from the issuance of long-term debt. At December 31, 2011, PHI’s current assets on a consolidated basis totaled $1.4 billion and its current liabilities totaled $1.9 billion, for a working capital deficit of $422 million. The increase of $856 million in the working capital deficit from December 31, 2011 to December 31, 2012 was primarily due to an increase in long-term debt that will mature within one year and an increase in short-term debt for PHI, Pepco and ACE to temporarily support higher spending by the utilities on infrastructure investments and reliability initiatives.

PEPCO HOLDINGS

At December 31, 2012, PHI’s consolidated cash and cash equivalents totaled $25 million, which consisted of cash and uncollected funds but excludes current Restricted Cash Equivalents (cash that is available to be used only for designated purposes) that totaled $10 million. At December 31, 2011, PHI’s consolidated cash and cash equivalents totaled $109 million, of which $87 million was invested in money market funds, and the balance was held as cash and uncollected funds. At December 31, 2011, PHI’s current Restricted Cash Equivalents totaled $11 million.

A detail of PHI’s short-term debt balance and current portion of long-term debt and project funding balance was as follows:

	As of December 31, 2012
	(millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PHI Consolidated
Variable Rate Demand Bonds	$—	$—	$105	$23	$—	$—	$128
Commercial Paper	264	231	32	110	—	—	637
Term Loan Agreement	200	—	—	—	—	—	200

Total Short-Term Debt	$464	$231	$137	$133	$—	$—	$965

Current Portion of Long-Term Debt and Project Funding	$—	$200	$250	$69	$39	$11	$569

	As of December 31, 2011
	(millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PHI Consolidated
Variable Rate Demand Bonds	$—	$—	$105	$23	$—	$18	$146
Commercial Paper	465	74	47	—	—	—	586

Total Short-Term Debt	$465	$74	$152	$23	$—	$18	$732

Current Portion of Long-Term Debt and Project Funding	$—	$—	$66	$—	$37	$9	$112

Commercial Paper

PHI, Pepco, DPL and ACE maintain commercial paper programs to address short-term liquidity needs. As of December 31, 2012, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $250 million, respectively, subject to available borrowing capacity under the credit facility.

The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during 2012 was 0.87%, 0.43%, 0.43% and 0.41%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during 2012 was ten, five, four and three days, respectively.

PEPCO HOLDINGS

Equity Forward Transaction

During 2012, PHI entered into an equity forward transaction in connection with a public offering of 17,922,077 shares of PHI common stock. The use of an equity forward transaction substantially eliminates future equity market price risk by fixing a common equity offering sales price under the then existing market conditions, while mitigating immediate share dilution resulting from the offering by postponing the actual issuance of common stock until funds are needed in accordance with PHI’s capital investment and regulatory plans.

Pursuant to the terms of this transaction, a forward counterparty borrowed 17,922,077 shares of PHI’s common stock from third parties and sold them to a group of underwriters for $19.25 per share, less an underwriting discount equal to $0.67375 per share.

The equity forward transaction had no initial fair value since it was entered into at the then market price of the common stock. PHI did not receive any proceeds from the sale of common stock until the equity forward transaction was settled, and at that time PHI recorded the proceeds in equity. PHI concluded that the equity forward transaction was an equity instrument based on the accounting guidance in ASC 480 and ASC 815, and that it qualified for an exception from derivative accounting under ASC 815 because the forward sale transaction was indexed to its own stock.

As allowed by the terms of the transaction, PHI physically settled the equity forward transaction on February 27, 2013 by issuing 17,922,077 shares of common stock at $17.39 per share to the forward counterparty. The net proceeds of approximately $312 million were used to pay down outstanding commercial paper, a portion of which was issued in order to make capital contributions to the utilities, and for general corporate purposes.

During 2012, the equity forward transaction was reflected in PHI’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PHI’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the equity forward transaction less the number of shares that could be purchased by PHI in the market (based on the average market price during that reporting period) using the proceeds receivable upon settlement of the equity forward transaction (based on the adjusted forward sale price at the end of that reporting period). The excess number of shares is weighted for the portion of the reporting period in which the equity forward transaction is outstanding. For the year ended December 31, 2012, the equity forward transaction had a dilutive effect of $0.01 on PHI’s earnings per share.

Credit Facility

PHI, Pepco, DPL and ACE maintain an unsecured syndicated credit facility to provide for their respective liquidity needs, including obtaining letters of credit, borrowing for general corporate purposes and supporting their commercial paper programs. On August 1, 2011, PHI, Pepco, DPL and ACE entered into an amended and restated credit agreement, which, among other changes, extended the expiration date of the facility to August 1, 2016. On August 2, 2012, the amended and restated credit agreement was amended to extend the term of the credit facility to August 1, 2017 and to amend the pricing schedule to decrease certain fees and interest rates payable to the lenders under the facility.

The aggregate borrowing limit under the amended and restated credit facility is $1.5 billion, all or any portion of which may be used to obtain loans and up to $500 million of which may be used to obtain letters of credit. The facility also includes a swingline loan sub-facility, pursuant to which each company may make same day borrowings in an aggregate amount not to exceed 10% of the total amount of the facility. Any swingline loan must be repaid by the borrower within fourteen days of receipt. The credit sublimit at December 31, 2012 was $650 million for PHI, $350 million for Pepco and $250 million for each of DPL and ACE. The sublimits may be increased or decreased by the individual borrower during the term of the facility, except that (i) the sum of all of the borrower sublimits following any such increase or decrease must equal the total amount of the facility, and (ii) the aggregate amount of credit used at any

PEPCO HOLDINGS

given time by (a) PHI may not exceed $1.25 billion, and (b) each of Pepco, DPL or ACE may not exceed the lesser of $500 million or the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the sublimit reallocations may not exceed eight per year during the term of the facility.

For additional discussion of the Credit Facility, see Note (11), “Debt,” to the consolidated financial statements of PHI.

Term Loan Agreement

During 2012, PHI entered into a $200 million term loan agreement, pursuant to which PHI has borrowed (and may not reborrow) $200 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to the London Interbank Offered Rate with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.875%. As of December 31, 2012, outstanding borrowings under the loan agreement bore interest at an annual rate of 1.095%.

PHI used the net proceeds of the borrowings under the term loan agreement to repay outstanding commercial paper obligations and for general corporate purposes. For additional discussion of the Term Loan Agreement, see Note (11), “Debt,” to the consolidated financial statements of PHI.

Cash and Credit Facility Available as of December 31, 2012

	Consolidated PHI	PHI Parent	Utility Subsidiaries
	(millions of dollars)
Credit Facility (Total Capacity)	$1,500	$650	$850
Term Loan Agreement	200	200	—

Subtotal	1,700	850	850
Less: Credit Facility/Term Loan Agreement Borrowings	200	200	—
Letters of Credit issued	2	2	—
Commercial Paper outstanding	637	264	373

Remaining Credit Facility Available	861	384	477
Cash Invested in Money Market Funds (a)	—	—	—

Total Cash and Credit Facility Available	$861	$384	$477

(a)	Cash and cash equivalents reported on the PHI consolidated balance sheet total $25 million which was held in cash and uncollected funds.

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

As of December 31, 2012, Pepco Energy Services had posted net cash collateral of $25 million and letters of credit of less than $1 million. At December 31, 2011, Pepco Energy Services had posted net cash collateral of $112 million and letters of credit of $1 million.

At December 31, 2012 and 2011, the amount of cash, plus borrowing capacity under PHI’s credit facility available to meet the future liquidity needs of Pepco Energy Services, totaled $384 million and $283 million, respectively.

PEPCO HOLDINGS

PHI’s Cross-Border Energy Lease Investments

PHI has an ongoing dispute with the IRS regarding the appropriateness of certain significant income tax benefits claimed by PHI related to its cross-border energy lease investments beginning with its 2001 federal income tax return. PHI currently estimates that, in the event the IRS were to be fully successful in its challenge to PHI’s tax position on the cross-border energy leases, PHI would be obligated to pay between $170 million and $200 million in additional federal and state taxes and between $50 million and $60 million of interest on the additional federal and state taxes as of March 31, 2013. The estimate of additional federal and state taxes due takes into account PHI’s estimate of the expected resolution of other uncertain and effectively settled tax positions unrelated to the leases, the carrying back or carrying forward of any existing net operating losses, and the application of certain amounts on deposit with the IRS.

PHI anticipates that it will make a deposit with the IRS for the additional taxes and related interest of approximately $220 million to $260 million in the first quarter of 2013 in order to mitigate PHI’s ongoing interest costs associated with the dispute. This deposit is expected to be funded from currently available sources of liquidity and short-term borrowings. PHI is evaluating the liquidation of all or a portion of its remaining cross-border energy lease investments, which had a net carrying value of approximately $1.2 billion as of December 31, 2012. Any liquidation proceeds could be used to repay any borrowings utilized to fund the deposit discussed above. PHI estimates that a partial or complete liquidation could be accomplished within one year.

Pension and Other Postretirement Benefit Plans

Based on the results of the 2012 actuarial valuation, PHI’s net periodic pension and other postretirement benefit (OPEB) costs were approximately $110 million in 2012 versus $94 million in 2011. The current estimate of benefit cost for 2013 is $99 million. The utility subsidiaries are responsible for substantially all of the total PHI net periodic pension and OPEB costs. Approximately 30% of net periodic pension and OPEB costs are capitalized. PHI estimates that its net periodic pension and OPEB expense will be approximately $69 million in 2013, as compared to $77 million in 2012 and $66 million in 2011.

PHI provides certain postretirement health care and life insurance benefits for eligible retired employees. Most employees hired on January 1, 2005 or later will not have company subsidized retiree medical coverage; however, they will be able to purchase coverage at full cost through PHI.

In 2012 and 2011, Pepco contributed $5 million and $7 million, respectively, DPL contributed $7 million and $6 million, respectively, and ACE contributed $7 million and $7 million, respectively, to the other postretirement benefit plan. In 2012 and 2011, contributions of $13 million were made by other PHI subsidiaries.

Pension benefits are provided under PHI’s non-contributory retirement plan (PHI Retirement Plan), a defined benefit pension plan that covers substantially all employees of Pepco, DPL and ACE and certain employees of other PHI subsidiaries. PHI’s funding policy with regard to the PHI Retirement Plan is to maintain a funding level that is at least equal to the target liability as defined under the Pension Protection Act of 2006.

Under the Pension Protection Act, if a plan incurs a funding shortfall in the preceding plan year, there can be required minimum quarterly contributions in the current and following plan years. On January 9, 2013, PHI, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $20 million, $10 million and $30 million, respectively, which is expected to bring the PHI Retirement Plan assets to the funding target level for 2013 under the Pension Protection Act. During 2012, Pepco, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $85 million, $85 million and $30 million, respectively. During 2011, Pepco, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $40

PEPCO HOLDINGS

million, $40 million and $30 million, respectively. PHI satisfied the minimum required contribution rules under the Pension Protection Act in 2012, 2011 and 2010. For additional discussion of PHI’s Pension and Other Postretirement Benefits, see Note (10), “Pension and Other Postretirement Benefits,” to the consolidated financial statements of PHI.

Cash Flow Activity

PHI’s cash flows during 2012, 2011 and 2010 are summarized below:

	Cash Source (Use)
	2012	2011	2010
	(millions of dollars)
Operating Activities	$592	$686	$813
Investing Activities	(969)	(747)	718
Financing Activities	293	149	(1,556)

Net (decrease) increase in cash and cash equivalents	$(84)	$88	$(25)

Operating Activities

Cash flows from operating activities during 2012, 2011 and 2010 are summarized below:

	Cash Source (Use)
	2012	2011	2010
	(millions of dollars)
Net Income from continuing operations	$285	$260	$139
Non-cash adjustments to net income	338	351	352
Pension contributions	(200)	(110)	(100)
Changes in cash collateral related to derivative activities	88	9	13
Changes in other assets and liabilities	81	134	161
Changes in Conectiv Energy net assets held for sale	—	42	248

Net cash from operating activities	$592	$686	$813

Net cash from operating activities decreased $94 million for the year ended December 31, 2012, compared to the same period in 2011. The decrease was due primarily to a $90 million increase in pension contributions compared to 2011, the disposition of substantially all of Conectiv Energy’s remaining assets in 2011 and a decrease in accounts payable due to the wind-down of the retail energy supply business of Pepco Energy Services. This was partially offset by a $79 million decrease in cash collateral related to derivative activities.

Net cash related to operating activities decreased $127 million for the year ended December 31, 2011, compared to the same period in 2010. The decrease was due primarily to a $206 million reduction in Conectiv Energy net assets held for sale as well as $10 million increase in pension contributions compared to 2010. A significant portion of the decline in Conectiv Energy assets held for sale was associated with the transfer of derivative instruments to a third party as further described in Note (19), “Discontinued Operations,” to the consolidated financial statements of PHI. Partially offsetting this decrease in operating cash flows was a $121 million increase in cash flows from continuing operations.

PEPCO HOLDINGS

Investing Activities

Cash flows used by investing activities during 2012, 2011 and 2010 are summarized below:

	Cash (Use) Source
	2012	2011	2010
	(millions of dollars)
Investment in property, plant and equipment	$(1,216)	$(941)	$(802)
DOE capital reimbursement awards received	40	52	13
Proceeds from early terminations of finance leases held in trust	202	161	—
Proceeds from sale of Conectiv Energy wholesale power generation business	—	—	1,640
Changes in restricted cash equivalents	(1)	(10)	(2)
Net other investing activities	6	(9)	7
Investment in property, plant and equipment associated with Conectiv Energy assets held for sale	—	—	(138)

Net cash (used by) from investing activities	$(969)	$(747)	$718

Net cash used by investing activities increased $222 million for the year ended December 31, 2012, compared to the same period in 2011. The increase was due primarily to a $275 million increase in capital expenditures associated with new customer services, distribution reliability and transmission. This increase was partially offset by $41 million in increased proceeds received from the early termination of certain cross-border energy leases.

Net cash related to investing activities decreased $1,465 million for the year ended December 31, 2011 compared to the same period in 2010. The decrease was due primarily to the $1,640 million in proceeds from the sale of the Conectiv Energy wholesale power generation business in 2010 and $139 million increase in capital expenditures, partially offset by the $161 million of proceeds from the early termination of certain cross-border energy lease investments in 2011.

Financing Activities

Cash flows from financing activities during 2012, 2011 and 2010 are summarized below:

	Cash (Use) Source
	2012	2011	2010
	(millions of dollars)
Dividends paid on common stock	$(248)	$(244)	$(241)
Common stock issued for the Dividend Reinvestment Plan and employee-related compensation	51	47	47
Redemption of preferred stock of subsidiaries	—	(6)	—
Issuances of long-term debt	450	235	383
Reacquisitions of long-term debt	(176)	(70)	(1,726)
Issuances of short-term debt, net	233	198	4
Cost of issuances	(9)	(10)	(7)
Net other financing activities	(8)	(1)	(6)
Net financing activities associated with Conectiv Energy assets held for sale	—	—	(10)

Net cash from (used by) financing activities	$293	$149	$(1,556)

PEPCO HOLDINGS

Net cash from financing activities increased $144 million for the year ended December 31, 2012 compared to the same period in 2011. The increase was due primarily to a $35 million increase in net short-term debt issuances to temporarily support higher spending by the utilities on infrastructure investments and reliability initiatives, and a $109 million net increase in long-term debt.

Net cash related to financing activities increased $1,705 million for the year ended December 31, 2011 compared to the same period in 2010 primarily due to a $1,656 million decrease in reacquisitions of long-term debt in 2011 as a result of debt extinguishments in 2010.

Common Stock Dividends

Common stock dividend payments were $248 million in 2012, $244 million in 2011, and $241 million in 2010. The increase in common stock dividends paid in 2012 and 2011 was the result of additional shares outstanding, primarily shares issued under the Shareholder Dividend Reinvestment Plan (DRP).

Changes in Outstanding Common Stock

Under the Long-Term Incentive Plan, PHI issued approximately 1 million shares of common stock in each of 2012, 2011 and 2010.

Under the DRP, PHI issued 1.7 million shares of common stock in 2012, 1.6 million shares of common stock in 2011, and 1.8 million shares of common stock in 2010.

In February 2013, PHI issued 17.9 million shares of common stock pursuant to the settlement of the equity forward transaction discussed above.

PEPCO HOLDINGS

Changes in Outstanding Long-Term Debt

Cash flows from issuances and reacquisitions of long-term debt in 2012, 2011 and 2010 are summarized in the charts below:

	2012	2011	2010
Issuances	(millions of dollars)
PHI
2.70% Senior notes due 2015	$—	$—	$250

	—	—	250

Pepco
3.05% First mortgage bonds due 2022	200	—	—

	200	—	—

DPL
0.75% Tax-exempt bonds due 2026 (a)	—	35	—
5.40% Tax-exempt bonds due 2031 (b)	—	—	78
1.80% Tax-exempt bonds due 2025 (c)	—	—	15
2.30% Tax-exempt bonds due 2028 (c)	—	—	16
4.00% First mortgage bonds due 2042	250	—	—

	250	35	109

ACE
4.35% First mortgage bonds due 2021	—	200	—
4.875% Tax-exempt bonds due 2029 (d)	—	—	23

	—	200	23

Pepco Energy Services	—	—	1

	$450	$235	$383

(a)	Consists of Pollution Control Refunding Revenue Bonds (DPL Bonds) issued by the Delaware Economic Development Authority (DEDA) for the benefit of DPL that were purchased by DPL in May 2011. See footnote (c) to the Reacquisitions table below. The DPL Bonds were resold to the public in June 2011. While DPL held the DPL Bonds, they remained outstanding as a contractual matter, but were considered extinguished for accounting purposes. In connection with the resale of the DPL Bonds, the interest rate on the bonds was changed from 4.90% to a fixed rate of 0.75%.
(b)	Consists of Gas Facilities Refunding Revenue Bonds issued by DEDA for the benefit of DPL.
(c)	Consists of Pollution Control Refunding Revenue Bonds issued by DEDA for the benefit of DPL that were purchased by DPL in July 2010. See footnote (d) to the Reacquisitions table below. The bonds were resold to the public in December 2010. While DPL held the bonds, they remained outstanding as a contractual matter, but were considered extinguished for accounting purposes. In connection with the resale of the bonds, the interest rate on the bonds was changed (i) from 5.50% to a fixed rate of 1.80% with respect to the tax-exempt bonds due 2025 and (ii) from 5.65% to a fixed rate of 2.30% with respect to the tax-exempt bonds due 2028. The bonds were purchased by DPL on June 1, 2012 pursuant to a mandatory purchase obligation and then retired.
(d)	Consists of Pollution Control Revenue Refunding Bonds (ACE Bonds) issued by The Pollution Control Financing Authority of Salem County for the benefit of ACE that were purchased by ACE in 2008. In connection with the resale of these bonds by ACE, the interest rate on the ACE Bonds was changed from an auction rate to a fixed rate. The ACE Bonds are secured by an outstanding series of senior notes issued by ACE, and the senior notes are in turn secured by a series of Collateral First Mortgage Bonds issued by ACE. Both the senior notes and the Collateral First Mortgage Bonds have maturity dates, optional and mandatory redemption provisions, interest rates and interest payment dates that are identical to the terms of the ACE Bonds. The payment by ACE of its obligations with respect to the ACE Bonds satisfies the corresponding payment obligations on the senior notes and Collateral First Mortgage Bonds. See Note (11), “Debt,” to the consolidated financial statements of PHI.

PEPCO HOLDINGS

	2012	2011	2010
Reacquisitions	(millions of dollars)
PHI
4.00% Notes due 2010	$—	$—	$200
Floating rate notes due 2010	—	—	250
6.45% Senior notes due 2012	—	—	750
5.90% Senior notes due 2016	—	—	10
6.125% Senior notes due 2017	—	—	169
6.00% Senior notes due 2019	—	—	200
7.45% Senior notes due 2032	—	—	65

	—	—	1,644

Pepco
5.75% Tax-exempt bonds due 2010 (a)	—	—	16
5.375% Tax-exempt bonds due 2024 (b)	38	—	—

	38	—	16

DPL
4.90% Tax-exempt bonds due 2026 (c)	—	35	—
5.50% Tax-exempt bonds due 2025 (d)	—	—	15
5.65% Tax-exempt bonds due 2028 (d)	—	—	16
0.75% Tax-exempt bonds due 2026(b)	35	—	—
1.80% Tax-exempt bonds due 2025(e)	15	—	—
2.30% Tax-exempt bonds due 2028(e)	16	—	—
5.20% Tax-exempt bonds due 2019	31	—	—

	97	35	31

ACE
7.25% Medium-term notes due 2010	—	—	1
Securitization bonds due 2010-2012	37	35	34
5.60% First mortgage bonds due 2025(b)	4	—	—

	41	35	35

	$176	$70	$1,726

(a)	Consists of Pollution Control Revenue Refunding Bonds (Pepco 2010 Bonds) issued by Prince George’s County for the benefit of Pepco. The Pepco 2010 Bonds were secured by an outstanding series of Collateral First Mortgage Bonds issued by Pepco. The Collateral First Mortgage Bonds had maturity dates, optional and mandatory redemption provisions, interest rates and interest payment dates that were identical to the terms of the Pepco 2010 Bonds. Accordingly, the redemption of the Pepco 2010 Bonds at maturity automatically effected the redemption of the Collateral First Mortgage Bonds.
(b)	These bonds were secured by an outstanding series of collateral first mortgage bonds issued by the utility, which had maturity dates, optional and mandatory redemption provisions, interest rates and interest payment dates that are identical to the terms of the tax-exempt bonds. The collateral first mortgage bonds were automatically redeemed simultaneously with the redemption of the tax-exempt bonds.
(c)	Repurchased by DPL in May 2011 pursuant to a mandatory purchase provision in the indenture for the bonds that was triggered by the expiration of the original interest period for the bonds. The bonds were resold by DPL in June 2011. See footnote (a) to the Issuances table above.
(d)	Repurchased by DPL in July 2010 pursuant to a mandatory repurchase provision in the indenture for the bonds that was triggered by the expiration of the original interest period for the bonds. The bonds were resold by DPL in December 2010. See footnote (c) to the Issuances table above.
(e)	Repurchased by DPL in June 2012 pursuant to a mandatory purchase obligation and then retired.

Tax Exempt Auction Rate and First Mortgage Bond Issuances

During 2012, Pepco issued $200 million of 3.05% first mortgage bonds due April 1, 2022. Net proceeds from the issuance of the long-term debt were used primarily (i) to repay Pepco’s outstanding commercial paper that was issued to temporarily fund capital expenditures and working capital, (ii) to fund the redemption, prior to maturity, of all of the $38.3 million outstanding of the 5.375% pollution control revenue refunding bonds due in 2024 issued by the Industrial Development Authority of the City of Alexandria, Virginia (IDA), on Pepco’s behalf and (iii) for general corporate purposes.

During 2012, DPL issued $250 million of 4.00% first mortgage bonds due June 1, 2042. Net proceeds from the issuance of the long-term debt were used primarily (i) to repay $215 million of DPL’s outstanding commercial paper that was issued (a) to temporarily fund capital expenditures and working

PEPCO HOLDINGS

capital and (b) to fund the redemption in June 2012, prior to maturity, of $65.7 million in aggregate principal amount of three series of outstanding tax-exempt pollution control refunding revenue bonds issued by DEDA for DPL’s benefit; (ii) to fund the redemption, prior to maturity, of $31 million of tax-exempt bonds issued by DEDA for DPL’s benefit; and (iii) for general corporate purposes.

In 2011, DPL resold $35 million of Pollution Control Refunding Revenue Bonds (Delmarva Power & Light Company Project) Series 2001C due 2026 (the Series 2001C Bonds). The Series 2001C Bonds were issued for the benefit of DPL in 2001 and were repurchased by DPL on May 2, 2011, pursuant to a mandatory repurchase provision in the indenture for the Series 2001C Bonds triggered by the expiration of the original interest rate period specified by the Series 2001C Bonds. See footnote (c) to the Reacquisitions table above.

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

In 2011, ACE issued $200 million of 4.35% first mortgage bonds due April 1, 2021. The net proceeds were used to repay short-term debt and for general corporate purposes.

In 2010, DEDA issued $78 million of 5.40% Gas Facilities Refunding Revenue Bonds due 2031 for the benefit of DPL. The proceeds were used by DPL to redeem $78 million in principal amount of Exempt Facilities Refunding Revenue Bonds issued by DEDA purchased in 2008. See footnote (b) to the Issuances table above. In March 2010, $23 million in aggregate principal amount of Pollution Control Revenue Refunding Bonds were resold by ACE to the public. See footnote (d) to the Issuances table above.

Tax Exempt Auction Rate and First Mortgage Bond Redemptions

During 2012, all of the $38.3 million of the outstanding 5.375% pollution control revenue refunding bonds issued by IDA for Pepco’s benefit were redeemed. In connection with the redemption, Pepco redeemed all of the $38.3 million outstanding of its 5.375% first mortgage bonds due in 2024 that secured the obligations under the pollution control bonds.

During 2012, DPL funded the redemption by DEDA, prior to maturity, of $65.7 million of outstanding tax-exempt pollution control refunding revenue bonds issued by DEDA for DPL’s benefit, as described above. Of the pollution control refunding revenue bonds redeemed, $34.5 million in aggregate principal amount bore interest at 0.75% per year and matured in 2026, $15.0 million in aggregate principal amount bore interest at 1.80% per year and matured in 2025, and $16.2 million in aggregate principal amount bore interest at 2.30% per year and matured in 2028. In connection with such redemption, on June 1, 2012, DPL redeemed, prior to maturity, all of the $34.5 million in aggregate principal amount outstanding of its 0.75% first mortgage bonds due 2026 that secured the obligations under one of the series of pollution control refunding revenue bonds redeemed by DEDA.

During 2012, DPL redeemed, prior to maturity, $31 million of 5.20% tax-exempt pollution control refunding revenue bonds due 2019, issued by the DEDA for DPL’s benefit. Contemporaneously with this redemption, DPL redeemed $31 million of its outstanding 5.20% first mortgage bonds due 2019 that secured the obligations under the pollution control bonds.

During 2012, ACE redeemed, prior to maturity, $4 million of 5.60% tax-exempt pollution control revenue bonds due 2025 issued by the Industrial Pollution Control Financing Authority of Salem County, New Jersey for ACE’s benefit. Contemporaneously with this redemption, ACE redeemed, prior to maturity, $4 million of its outstanding 5.60% first mortgage bonds due 2025 that secured the obligations under the pollution control bonds.

PEPCO HOLDINGS

Changes in Short-Term Debt

As of December 31, 2012, PHI had a total of $637 million of commercial paper outstanding as compared to $586 million and $388 million of commercial paper outstanding at December 31, 2011 and 2010, respectively.

As of December 31, 2012, PHI had $200 million of term loan debt outstanding as compared to zero in 2011 and 2010.

Capital Requirements

Capital Expenditures

Pepco Holdings’ capital expenditures for the year ended December 31, 2012 totaled $1,216 million, up $275 million from $941 million in 2011. Capital expenditures in 2012 were $592 million for Pepco, $320 million for DPL, $256 million for ACE, $11 million for Pepco Energy Services and $37 million for Corporate and Other. The Power Delivery expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. Corporate and Other capital expenditures primarily consisted of hardware and software expenditures that will be allocated to Power Delivery when the assets are placed in service.

The table below shows the projected capital expenditures for Power Delivery, Pepco Energy Services and Corporate and Other for the five-year period 2013 through 2017. Pepco Holdings expects to fund these expenditures through internally generated cash and external financing.

	For the Year Ended December 31,
	2013	2014	2015	2016	2017	Total
	(millions of dollars)
Power Delivery

Distribution	$733	$801	$784	$753	$730	$3,801
Distribution – Smart Grid	41	1	—	8	45	95
Transmission	266	254	280	242	298	1,340
Gas Delivery	26	28	28	28	30	140
Other	139	126	102	80	83	530

Subtotal	1,205	1,210	1,194	1,111	1,186	5,906

DOE Capital Reimbursement Awards (a)	(7)	—	—	—	—	(7)

Total for Power Delivery	1,198	1,210	1,194	1,111	1,186	5,899
Pepco Energy Services	3	4	5	7	7	26
Corporate and Other	6	4	4	4	4	22

Total PHI	$1,207	$1,218	$1,203	$1,122	$1,197	$5,947

(a)	Reflects remaining anticipated reimbursements for capital expenditures pursuant to awards from the Department of Energy (DOE) under the American Recovery and Reinvestment Act of 2009.

Transmission and Distribution

The projected capital expenditures listed in the table for distribution (other than the smart grid), transmission and gas delivery are primarily for facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. For a more detailed discussion of these efforts, see “General Overview – Power Delivery.”

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

During 2010, Pepco, ACE and the DOE signed agreements formalizing the $168 million in awards. Of the $168 million, $130 million is being used for the smart grid and other capital expenditures of Pepco and ACE. The remaining $38 million is being used to offset incremental expenses associated with direct load control and other Pepco and ACE programs. During 2012, Pepco and ACE received award payments of $47 million and $5 million, respectively. The cumulative award payments received by Pepco and ACE as of December 31, 2012, were $115 million and $13 million, respectively.

The IRS has announced that, to the extent these grants are expended on capital items, they will not be considered taxable income.

Dividends

Pepco Holdings’ annual dividend rate on its common stock is determined by the Board of Directors on a quarterly basis and takes into consideration, among other factors, current and possible future developments that may affect PHI’s income and cash flows. In 2012, PHI’s Board of Directors declared quarterly dividends of 27 cents per share of common stock payable on March 30, 2012, June 29, 2012, September 28, 2012 and December 31, 2012.

On January 24, 2013, the Board of Directors declared a dividend on common stock of 27 cents per share payable March 28, 2013, to shareholders of record on March 11, 2013.

PHI, on a stand-alone basis, generates no operating income of its own. Accordingly, its ability to pay dividends to its shareholders depends on dividends received from its subsidiaries. In addition to their future financial performance, the ability of each of PHI’s direct and indirect subsidiaries to pay dividends is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends and when such dividends can be paid, and, in the case of ACE, the regulatory requirement that it obtain the prior approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%; (ii) the prior rights of holders of existing and future mortgage bonds and other long-term debt issued by the subsidiaries, and any preferred stock that may be issued by the subsidiaries in the future, (iii) any other restrictions imposed in connection with the incurrence of liabilities; and (iv) certain provisions of ACE’s charter that impose restrictions on payment of common stock dividends for the benefit of preferred stockholders. None of Pepco, DPL or ACE currently have shares of preferred stock outstanding. Currently, the capitalization ratio limitation to which ACE is subject and the restriction in the ACE charter do not limit ACE’s ability to pay common stock dividends. PHI had approximately $1,109 million and $1,072 million of retained earnings free of restrictions at December 31, 2012 and 2011, respectively. These amounts represent the total retained earnings balances at those dates.

PEPCO HOLDINGS

Contractual Obligations and Commercial Commitments

Summary information about Pepco Holdings’ consolidated contractual obligations and commercial commitments at December 31, 2012, is as follows:

	Contractual Maturity
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(millions of dollars)
Variable Rate Demand Bonds	$128	$128	$—	$—	$—
Commercial paper	637	637	—	—	—
Long-term debt (a)	4,485	568	743	473	2,701
Term loan agreement	200	200	—	—	—
Long-term project funding	13	1	4	2	6
Interest payments on debt	3,287	249	414	382	2,242
Capital leases, including interest	107	15	30	30	32
Operating leases	561	43	78	71	369
Estimated pension and OPEB plan contributions	94	94	—	—	—
Non-derivative fuel and power purchase contracts (b)	3,626	355	707	653	1,911

Total (c)	$13,138	$2,290	$1,976	$1,611	$7,261

(a)	Includes transition bonds issued by ACE Funding.
(b)	Excludes contracts for the purchase of electricity to satisfy Default Electricity Supply load service obligations which have neither a fixed commitment amount nor a minimum purchase amount. In addition, costs are recoverable from customers.
(c)	Excludes $167 million of net non-current liabilities related to uncertain tax positions due to uncertainty in the timing of the associated cash payments.

Third Party Guarantees, Indemnifications and Off-Balance Sheet Arrangements

PHI and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations that they have entered into in the normal course of business to facilitate commercial transaction with third parties.

PHI guarantees the obligations of Pepco Energy Services under certain of its energy savings, combined heat and power and construction contracts. At December 31, 2012, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $198 million.

For additional discussion of PHI’s third party guarantees, indemnifications, obligations and off-balance sheet arrangements, see Note (16), “Commitments and Contingencies,” to the consolidated financial statements of PHI.

PEPCO HOLDINGS

Energy Contract Activity

The following table provides detail on changes in the net asset or liability positions of the Pepco Energy Services segment with respect to energy commodity contracts for the year ended December 31, 2012. The balances in the table are pre-tax and the derivative assets and liabilities reflect netting by counterparty before the impact of collateral.

Energy Commodity Activities (a)
(millions of dollars)
Total Fair Value of Energy Contract Net Liabilities at December 31, 2011	$(83)
Current period unrealized mark-to-market losses	(3)
Effective portion of changes in fair value - recorded in Accumulated Other Comprehensive Loss	—
Cash flow hedge ineffectiveness - recorded in income	1
Reclassification of mark-to-market losses to realized on settlement of contracts	65

Total Fair Value of Energy Contract Net Liabilities at December 31, 2012	$(20)

Detail of Fair Value of Energy Contract Net Liabilities at December 31, 2012 (see above)
Derivative assets (current assets)	$1
Derivative assets (non-current assets)	—

Total Fair Value of Energy Contract Assets	1

Derivative liabilities (current liabilities)	(21)
Derivative liabilities (non-current liabilities)	—

Total Fair Value of Energy Contract Liabilities	(21)

Total Fair Value of Energy Contract Net Liabilities	$(20)

(a)	Includes all effective hedging activities from continuing operations recorded at fair value through Accumulated Other Comprehensive Loss (AOCL) or trading activities from continuing operations recorded at fair value in the consolidated statements of income.

The $20 million net liability on energy contracts at December 31, 2012 was primarily attributable to losses on power swaps and natural gas futures held by Pepco Energy Services. The decrease from $83 million at December 31, 2011 is primarily due to the reclassification of mark-to-market losses to realized losses on settled derivatives. PHI expects that future revenues from existing customer sales obligations that are accounted for on an accrual basis will largely offset expected realized net losses on Pepco Energy Services’ energy contracts.

The fair values of Pepco Energy Services’ commodity derivative contracts in each category presented below reflect forward prices and volatility factors as of December 31, 2012, and the fair values are subject to change as a result of changes in these prices and factors.

	Fair Value of Contracts at December 31, 2012 Maturities
Source of Fair Value	2013	2014	2015	2016 and Beyond	Total Fair Value
	(millions of dollars)
Energy Commodity Activities, net (a)
Actively Quoted (i.e., exchange-traded) prices	$(10)	$(2)	$—	$—	$(12)
Prices provided by other external sources (b)	(8)	—	—	—	(8)
Modeled	—	—	—	—	—

Total	$(18)	$(2)	$—	$—	$(20)

(a)	Includes all effective hedging activities recorded at fair value through AOCL, and hedge ineffectiveness and trading activities on the statements of income.
(b)	Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms that are readily observable in the market.

PEPCO HOLDINGS

Contractual Arrangements with Credit Rating Triggers or Margining Rights

Under certain contractual arrangements entered into by PHI’s subsidiaries, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of PHI or the subsidiary are downgraded. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. Based on contractual provisions in effect at December 31, 2012, a downgrade in the unsecured debt credit ratings of PHI and each of its rated subsidiaries to below “investment grade” would increase the collateral obligation of PHI and its subsidiaries by up to $144 million. Of this amount, $40 million is attributable to derivatives, normal purchase and normal sale contracts, collateral, and other contracts under master netting agreements as described in Note (14), “Derivative Instruments and Hedging Activities,” to the consolidated financial statements of PHI. The remaining $104 million is attributable primarily to energy services contracts and accounts payable to independent system operators and distribution companies on full requirements contracts entered into by Pepco Energy Services. PHI believes that it and its subsidiaries currently have sufficient liquidity to fund their operations and meet their financial obligations.

Many of the contractual arrangements entered into by PHI’s subsidiaries in connection with competitive energy and Default Electricity Supply activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of December 31, 2012, Pepco Energy Services provided net cash collateral in the amount of $25 million in connection with these activities.

Environmental Remediation Obligations

PHI’s accrued liabilities for environmental remediation obligations as of December 31, 2012 totaled approximately $29 million, of which approximately $6 million is expected to be incurred in 2013, for potential environmental cleanup and related costs at sites owned or formerly owned by an operating subsidiary where an operating subsidiary is a potentially responsible party or is alleged to be a third-party contributor. For further information concerning the remediation obligations associated with these sites, see Note (16), “Commitments and Contingencies,” to the consolidated financial statements of PHI. For information regarding projected expenditures for environmental control facilities, see “Business – Environmental Matters.” The most significant environmental remediation obligations as of December 31, 2012, are for the following items:

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

PEPCO HOLDINGS

Sources of Capital

Pepco Holdings’ sources to meet its long-term funding needs, such as capital expenditures, dividends, and new investments, and its short-term funding needs, such as working capital and the temporary funding of long-term funding needs, include internally generated funds, issuances by PHI, Pepco, DPL and ACE under their commercial paper programs, securities issuances, short-term loans, and bank financing under new or existing facilities. PHI’s ability to generate funds from its operations and to access capital and credit markets is subject to risks and uncertainties. Volatile and deteriorating financial market conditions, diminished liquidity and tightening credit may affect access to certain of PHI’s potential funding sources. See Item 1A. “Risk Factors,” for additional discussion of important factors that may impact these sources of capital.

Cash Flow from Operations

Cash flow generated by regulated utility subsidiaries in Power Delivery is the primary source of PHI’s cash flow from operations. Additional cash flows are generated by the business of Pepco Energy Services and from the occasional sale of non-core assets.

Short-Term Funding Sources

Pepco Holdings and its regulated utility subsidiaries have traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes and bank term loans and lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs but may also be used to temporarily fund long-term capital requirements.

PHI, Pepco, DPL and ACE maintain ongoing commercial paper programs to address short-term liquidity needs. As of December 31, 2012, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $250 million, respectively, subject to available borrowing capacity under the credit facility.

During 2012, PHI entered into a $200 million term loan agreement pursuant to which PHI has borrowed (and may not reborrow) $200 million. Proceeds were used to repay outstanding commercial paper obligations and for general corporate purposes.

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

PEPCO HOLDINGS

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

A change in base rates in a jurisdiction requires the approval of the public service commission. In the rate application submitted to the public service commission, the utility specifies an increase in its “revenue requirement,” which is the additional revenue that the utility is seeking authorization to earn. The “revenue requirement” consists of (i) the allowable expenses incurred by the utility, including operation and maintenance expenses, taxes and depreciation, and (ii) the utility’s cost of capital. The compensation of the utility for its cost of capital takes the form of an overall “rate of return” allowed by the public service commission on the utility’s distribution “rate base” to compensate the utility’s investors for their debt and equity investments in the company. The rate base is the aggregate value of the investment in property used by the utility in providing electricity and natural gas distribution services and generally consists of plant in service net of accumulated depreciation and accumulated deferred taxes, plus cash working capital, material and operating supplies and, depending on the jurisdiction, construction work in progress. Over time, the rate base is increased by utility property additions and reduced by depreciation and property retirements and write-offs.

PEPCO HOLDINGS

In addition to its base rates, some of the costs of providing distribution service are recovered through the operation of surcharges. Examples of costs recovered by PHI’s utility subsidiaries through surcharges, which vary depending on the jurisdiction, include: a surcharge to reimburse the utility for the cost of purchasing electricity from NUGs (New Jersey); surcharges to reimburse the utility for costs of public interest programs for low income customers and for demand-side management programs (New Jersey, Maryland, Delaware and the District of Columbia); a surcharge to pay the Transitional Bond Charge (New Jersey); surcharges to reimburse the utility for certain environmental costs (Delaware and Maryland); and surcharges related to the BSA (Maryland and the District of Columbia).

Each utility subsidiary regularly reviews its distribution rates in each jurisdiction of its service territory, and files applications to adjust its rates as necessary in an effort to ensure that its revenues are sufficient to cover its operating expenses and its cost of capital. The timing of future rate filings and the change in the distribution rate requested will depend on a number of factors, including changes in revenues and expenses and the incurrence or the planned incurrence of capital expenditures (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Power Delivery Initiatives and Activities – Regulatory Lag”).

During 2012, Pepco, DPL and ACE concluded electric distribution base rate cases filed during 2011 in their respective state regulatory jurisdictions. In the fourth quarter of 2012, Pepco filed an electric distribution base rate increase application in Maryland, ACE filed an electric distribution base rate increase application in New Jersey and DPL filed a natural gas distribution base rate case in Delaware. Electric distribution base rate increase applications are expected to be filed in early 2013 by Pepco in the District of Columbia and by DPL in Delaware and Maryland.

In general, a request for new distribution rates is made on the basis of “test year” balances for rate base allowable operating expenses and a requested rate of return. The test year amounts used in the filing may be historical or partially projected. The public service commission may, however, select a different test period than that proposed by the applicable utility. Although the approved tariff rates are intended to be forward-looking, and therefore provide for the recovery of some future changes in rate base and operating costs, they typically do not reflect all of the changes in costs for the period in which the new rates are in effect.

The following table shows, for each of the PHI utility subsidiaries, the authorized return on equity as determined in the most recently concluded base rate proceeding and the effective date of the authorized return:

Rate Base (In millions)	Authorized Return on Equity	Rate Effective Date
Pepco:
District of Columbia (electricity)	9.50%	October 2012
Maryland (electricity)	9.31%	July 2012
DPL:
Delaware (electricity)	9.75%	July 2012
Maryland (electricity)	9.81%	July 2012
Delaware (natural gas)	10.00%	February 2011
ACE:
New Jersey (electricity)	9.75%	November 2012

PEPCO HOLDINGS

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

For a discussion of pending state public utility commission and FERC rate and other regulatory proceedings, see Note (7), “Regulatory Matters,” to the consolidated financial statements of PHI.

Legal Proceedings and Regulatory Matters

For a discussion of legal proceedings, see Note (16), “Commitments and Contingencies,” to the consolidated financial statements of PHI, and for a discussion of regulatory matters, see Note (7), “Regulatory Matters,” to the consolidated financial statements of PHI.

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

PEPCO HOLDINGS

inherently uncertain, and actual results could vary from those used in PHI’s estimates. The impact of such variations could significantly alter the results of a goodwill impairment test, which could materially impact the estimated fair value of Power Delivery and potentially the amount of any impairment recorded in the financial statements.

PHI’s November 1, 2012 annual impairment test indicated that its goodwill was not impaired. See Note (6), “Goodwill,” to the consolidated financial statements of PHI.

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

The estimation of fair value is dependent on a number of factors that are sourced from the Power Delivery reporting unit’s business forecast, including but not limited to interest rates, growth assumptions, returns on rate base, operating and capital expenditure requirements, and other factors, changes in which could materially impact the results of impairment testing. Assumptions and methodologies used in the models were consistent with historical experience. A hypothetical 10 percent decrease in fair value of the Power Delivery reporting unit at November 1, 2012 would not have resulted in the Power Delivery reporting unit failing the first step of the impairment test, as defined in the guidance, as the estimated fair value of the reporting unit would have been above its carrying value. Sensitive, interrelated and uncertain variables that could decrease the estimated fair value of the Power Delivery reporting unit include utility sector market performance, sustained adverse business conditions, change in forecasted revenues, higher operating and maintenance capital expenditure requirements, a significant increase in the cost of capital, and other factors.

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

PEPCO HOLDINGS

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

An impairment loss may only be recognized if the carrying amount of an asset is not recoverable and the carrying amount exceeds its fair value. The asset is deemed not to be recoverable when its carrying amount exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. In order to estimate an asset’s future cash flows, PHI considers historical cash flows. PHI uses reasonable estimates in making these evaluations and considers various factors, including forward price curves for energy, fuel costs, legislative initiatives, and operating costs. If necessary, the process of determining fair value is performed consistently with the process described in assessing the fair value of goodwill discussed above.

Accounting for Derivatives

PHI believes that the estimates involved in accounting for its derivative instruments represent “Critical Accounting Estimates” because management exercises judgment in the following areas, any of which could have a material impact on its financial statements: (i) the application of the definition of a derivative to contracts to identify derivatives, (ii) the election of the normal purchases and normal sales exception from derivative accounting, (iii) the application of cash flow hedge accounting, and (iv) the estimation of fair value used in the measurement of derivatives and hedged items, which are highly susceptible to changes in value over time due to market trends or, in certain circumstances, significant uncertainties in modeling techniques used to measure fair value that could result in actual results being materially different from PHI’s estimates. See Note (2), “Significant Accounting Policies - Accounting for Derivatives,” and Note (14), “Derivative Instruments and Hedging Activities,” to the consolidated financial statements of PHI.

PHI and its subsidiaries use derivative instruments primarily to manage risk associated with commodity prices. The definition of a derivative in the FASB guidance results in management having to exercise judgment, such as whether there is a notional amount or net settlement provision in contracts. Management assesses a number of factors before determining whether it can designate derivatives for the normal purchase or normal sale exception from derivative accounting, including whether it is probable that the contracts will physically settle with delivery of the underlying commodity. The application of cash flow hedge accounting often requires judgment in the prospective and retrospective assessment and measurement of hedge effectiveness as well as whether it is probable that the forecasted transaction will occur. The fair value of derivatives is determined using quoted exchange prices where available. For instruments that are not traded on an exchange, external broker quotes are used to determine fair value. For some custom and complex instruments, internal models use market information when external broker quotes are not available. For certain long-dated instruments, broker or exchange data are extrapolated, or capacity prices are forecasted, for future periods where information is limited. Models are also used to estimate volumes for certain transactions. The same valuation methods are used for risk management purposes to determine the value of non-derivative, commodity exposure.

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

PEPCO HOLDINGS

Assumptions about the future, including the discount rate applied to benefit obligations, the expected long-term rate of return on plan assets, the anticipated rate of increase in health care costs and participant compensation have a significant impact on employee benefit costs.

The discount rate for determining the pension benefit obligation was 4.15% and 5.00% as of December 31, 2012 and 2011, respectively. The discount rate for determining the postretirement benefit obligation was 4.10% and 4.90% as of December 31, 2012 and 2011, respectively. PHI utilizes an analytical tool developed by its actuaries to select the discount rate. The analytical tool utilizes a high-quality bond portfolio with cash flows that match the benefit payments expected to be made under the plans.

The expected long-term rate of return on pension plan assets was 7.25% and 7.75% as of December 31, 2012 and 2011, respectively. The expected long-term rate of return on postretirement benefit plan assets was 7.25% and 7.75% as of December 31, 2012 and 2011, respectively. PHI uses a building block approach to estimate the expected rate of return on plan assets. Under this approach, the percentage of plan assets in each asset class according to PHI’s target asset allocation, at the beginning of the year, is applied to the expected asset return for the related asset class. PHI incorporates long-term assumptions for real returns, inflation expectations, volatility, and correlations among asset classes to determine expected returns for the related asset class. The pension and postretirement benefit plan assets consist of equity, fixed income, real estate and private equity investments, and when viewed over a long-term horizon, are expected to yield a return on assets of 7.25% as of December 31, 2012.

The following table reflects the effect on the projected benefit obligation for the pension plan and the accumulated benefit obligation for the OPEB plan, as well as the net periodic cost for both plans, if there were changes in these critical actuarial assumptions while holding all other actuarial assumptions constant:

(in millions, except percentages)	Change in Assumptions	Impact on Benefit Obligation		Projected Increase in 2012 Net Periodic Cost
Pension Plan
Discount rate	(0.25)%	$82		$6
Expected return	(0.25)%	—	(a)	5
Postretirement Benefit Plan
Discount rate	(0.25)%	24		2
Expected return	(0.25)%	—	(a)	1
Health care cost trend rate	1.00%	33		2

(a)	A change in the expected return assumption has no impact on the Projected Benefit Obligation.

The impact of changes in assumptions and the difference between actual and expected or estimated results on pension and postretirement obligations is generally recognized over the average remaining service period of the employees who benefit under the plans rather than immediate recognition in the statements of income.

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

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

General Overview

Pepco is engaged in the transmission and distribution of electricity in the District of Columbia and significant portions of Prince George’s County and Montgomery County in suburban Maryland. Pepco also provides Default Electricity Supply. Pepco’s service territory covers approximately 640 square miles and has a population of approximately 2.2 million. As of December 31, 2012, approximately 56% of delivered electricity sales were to Maryland customers and approximately 43% were to District of Columbia customers.

Pepco’s results historically have been seasonal, generally producing higher revenue and income in the warmest and coldest periods of the year. For retail customers of Pepco in Maryland and in the District of Columbia, revenue is not affected by unseasonably warmer or colder weather because a BSA for retail customers was implemented that provides for a fixed distribution charge per customer rather than a charge based on energy usage. The BSA has the effect of decoupling the distribution revenue recognized in a reporting period from the amount of power delivered during the period. As a result, the only factors that will cause distribution revenue from customers in Maryland and the District of Columbia to fluctuate from period to period are changes in the number of customers and changes in the approved distribution charge per customer. Changes in customer usage (due to weather conditions, energy prices, energy savings programs or other reasons) from period to period have no impact on reported distribution revenue for customers to whom the BSA applies.

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

Reliability Enhancement

Since 2010, Pepco has implemented comprehensive reliability enhancement plans in its service territory. These reliability enhancement plans include various initiatives to improve electrical system reliability, such as:

•	the identification and upgrading of under-performing feeder lines;

•	the addition of new facilities to support load;

•	the installation of distribution automation systems on both the overhead and underground network systems;

•	the rejuvenation and replacement of underground residential cables;

PEPCO

•	selective undergrounding of portions of existing above-ground primary feeder lines, where appropriate to improve reliability;

•	improvements to substation supply lines; and

•	enhanced vegetation management.

Pepco’s capital expenditures for continuing reliability enhancement efforts are included in the table of projected capital expenditures within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Requirements – Capital Expenditures.”

Smart Grid

Pepco is building a “smart grid” which is designed to meet the challenges of rising energy costs, concerns about the environment, reliability improvement, providing timely and accurate customer information and meeting government energy reduction goals. For a discussion of the smart grid, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Power Delivery Initiatives and Activities – Smart Grid.”

Regulatory Lag

An important factor in the ability of Pepco to earn its authorized rate of return is the willingness of applicable public service commissions to adequately recognize forward-looking costs in its rate structure in order to address regulatory lag. Pepco is currently experiencing significant regulatory lag because its investment in the rate base and its operating expenses are outpacing revenue growth.

In an effort to minimize the effects of regulatory lag, Pepco’s District of Columbia and Maryland base rate case filings in 2011 each included a request for approval from the applicable state regulatory commissions of (i) a RIM to recover reliability-related capital expenditures incurred between base rate cases and (ii) the use by the applicable utility of fully forecasted test years in future base rate cases. See Note (6), “Regulatory Matters – Rate Proceedings,” to the financial statements of Pepco for a discussion of each of these mechanisms. In Pepco’s base rate case order in Maryland, the MPSC did not approve its request to implement the RIM and did not endorse the use of fully forecasted test years in future rate cases. However, the MPSC did permit an adjustment to the rate base to reflect the actual cost of reliability plant additions outside the test year. In the District of Columbia, the DCPSC denied Pepco’s request for approval of a RIM, and reserved final judgment on the appropriateness of the use by Pepco of a fully forecasted test year in future rate cases.

Pepco will continue to seek cost recovery from the MPSC and the DCPSC to reduce the effects of regulatory lag. There can be no assurance that any attempts by Pepco to mitigate regulatory lag will be approved, or that even if approved, the cost recovery mechanisms will fully mitigate the effects of regulatory lag. Until such time as any cost recovery mechanisms are approved, Pepco plans to file rate cases at least annually in an effort to align more closely the revenue and cash flow levels of Pepco with its other operation and maintenance spending and capital investments. In addition to the electric distribution base rate case filed by Pepco in Maryland on November 30, 2012, Pepco intends to file its next electric distribution base rate case with the DCPSC in the first quarter of 2013.

MAPP Project

On August 24, 2012, the board of PJM terminated the MAPP project and removed it from PJM’s regional transmission expansion plan. PHI had been directed to construct the MAPP project, a 152-mile high-voltage interstate transmission line, to address the reliability needs of the region’s transmission system.

Pepco had included in its five-year projected capital expenditures $138 million of MAPP-related expenditures for the period from 2012 to 2016. Pepco has updated its five-year projected capital expenditures to remove MAPP-related expenditures to reflect the PJM decision. See “Capital Requirements – Capital Expenditures” for a discussion of Pepco’s projected capital expenditures. As of December 31, 2012, Pepco’s total capital expenditures related to the MAPP project were approximately $64 million. In a 2008 FERC order approving incentives for the MAPP project, FERC authorized the recovery of prudently incurred abandoned costs in connection with the MAPP project. Consistent with this order, on December 21, 2012, PHI submitted a filing to FERC seeking recovery of approximately $50 million of abandoned MAPP capital expenditures. The FERC filing addressed, among other things, the prudence of the recoverable costs incurred, the proposed period over which the abandoned costs are to be amortized and the rate of return on these costs during the recovery period (see Note (6), “Regulatory Matters – MAPP Project” to the financial statements of Pepco for additional information).

As of December 31, 2012, Pepco had placed in service $11 million of its total capital expenditures with respect to the MAPP project, which represented upgrades of existing substation assets that were expected to support the MAPP transmission line, transferred approximately $3 million of materials to inventories for use on other projects and reclassified the remaining $50 million of capital expenditures to a regulatory asset. The regulatory asset includes the costs of land, land rights, supplies and materials, engineering and

PEPCO

design, environmental services, and project management and administration. Pepco intends to reduce the regulatory asset by any amounts recovered from the sale or alternative use of the land, land rights, supplies and materials.

Results of Operations

The following results of operations discussion compares the year ended December 31, 2012 to the year ended December 31, 2011. All amounts in the tables (except sales and customers) are in millions of dollars.

Operating Revenue

	2012	2011	Change
Regulated T&D Electric Revenue	$1,159	$1,111	$48
Default Electricity Supply Revenue	755	933	(178)
Other Electric Revenue	34	34	—

Total Operating Revenue	$1,948	$2,078	$(130)

The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated T&D Electric Revenue and Default Electricity Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue).

Regulated T&D Electric Revenue includes revenue from the distribution of electricity, including the distribution of Default Electricity Supply, to Pepco’s customers within its service territories at regulated rates. Regulated T&D Electric Revenue also includes transmission service revenue that Pepco receives as a transmission owner from PJM at rates regulated by FERC. Transmission rates are updated annually based on a FERC-approved formula methodology.

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

Regulated T&D Electric

	2012	2011	Change
Regulated T&D Electric Revenue
Residential	$339	$328	$11
Commercial and industrial	658	647	11
Transmission and other	162	136	26

Total Regulated T&D Electric Revenue	$1,159	$1,111	$48

	2012	2011	Change
Regulated T&D Electric Sales (GWh)
Residential	7,742	8,052	(310)
Commercial and industrial	18,104	18,683	(579)
Transmission and other	160	160	—

Total Regulated T&D Electric Sales	26,006	26,895	(889)

PEPCO

	2012	2011	Change
Regulated T&D Electric Customers (in thousands)
Residential	720	714	6
Commercial and industrial	73	74	(1)
Transmission and other	—	—	—

Total Regulated T&D Electric Customers	793	788	5

Regulated T&D Electric Revenue increased by $48 million primarily due to:

•

An increase of $26 million in transmission revenue primarily attributable to higher rates effective June 1, 2012 and June 1, 2011 related to increases in transmission plant investment and operating expenses.

•	An increase of $17 million due to a distribution rate increase in the District of Columbia effective October 2012 and in Maryland effective July 2012.

•	An increase of $11 million due to an EmPower Maryland rate increase effective February 2012 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $7 million due to customer growth in 2012, primarily in the residential class.

The aggregate amount of these increases was partially offset by a decrease of $13 million due to lower pass-through revenue (which is substantially offset by a corresponding decrease in Other Taxes) primarily the result of lower sales that resulted in a decrease in Montgomery County, Maryland utility taxes that are collected by Pepco on behalf of the jurisdiction.

Default Electricity Supply

	2012	2011	Change
Default Electricity Supply Revenue
Residential	$537	$668	$(131)
Commercial and industrial	206	257	(51)
Other	12	8	4

Total Default Electricity Supply Revenue	$755	$933	$(178)

	2012	2011	Change
Default Electricity Supply Sales (GWh)
Residential	6,092	6,770	(678)
Commercial and industrial	2,670	2,854	(184)
Other	7	8	(1)

Total Default Electricity Supply Sales	8,769	9,632	(863)

	2012	2011	Change
Default Electricity Supply Customers (in thousands)
Residential	574	598	(24)
Commercial and industrial	44	45	(1)
Other	—	—	—

Total Default Electricity Supply Customers	618	643	(25)

PEPCO

Default Electricity Supply Revenue decreased by $178 million primarily due to:

•	A decrease of $94 million as a result of lower Default Electricity Supply rates.

•	A decrease of $51 million due to lower sales, primarily as a result of customer migration to competitive suppliers.

•	A decrease of $18 million due to lower sales as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

•	A decrease of $17 million due to lower non-weather related average residential customer usage.

The aggregate amount of these decreases was partially offset by an increase of $5 million due higher revenue from transmission enhancement credits.

The following table shows the percentages of Pepco’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from Pepco. Amounts are for the year ended December 31:

	2012	2011
Sales to District of Columbia customers	25%	27%
Sales to Maryland customers	40%	43%

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by Pepco to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $167 million to $726 million in 2012 from $893 million in 2011 primarily due to:

•	A decrease of $86 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $61 million primarily due to customer migration to competitive suppliers.

•	A decrease of $15 million due to lower electricity sales primarily as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

•

A decrease of $7 million in deferred electricity expense primarily due to lower Default Electricity Supply revenue rates, which resulted in a lower rate of recovery of Default Electricity Supply costs.

PEPCO

Other Operation and Maintenance

Other Operation and Maintenance expense decreased by $17 million to $403 million in 2012 from $420 million in 2011 primarily due to:

•	A decrease of $16 million primarily due to a decrease in total incremental storm restoration costs for major storm events as described in the following table:

	2012	2011	Change
Costs associated with severe winter storm (January 2011)	$—	$10	$(10)
Regulatory asset established for future recovery of January 2011 winter storm costs	(9)	—	(9)
Costs associated with derecho storm (June 2012)	22	—	22
Regulatory asset established for future recovery of derecho storm costs	(19)	—	(19)
Costs associated with Hurricane Sandy (October 2012)	6	—	6
Regulatory asset established for future recovery of Hurricane Sandy costs	(4)	—	(4)
Costs associated with Hurricane Irene (August 2011)	—	12	(12)
Regulatory asset established for future recovery of Hurricane Irene costs	—	(10)	10

Total incremental major storm restoration costs	$(4)	$12	$(16)

¡

In January 2011, Pepco incurred incremental storm restoration costs of $10 million associated with a severe winter storm, all of which were expensed in 2011. In July 2012, the MPSC issued an order allowing for the deferral and recovery of $9 million of such costs over a five-year period.

¡

During 2012, Pepco incurred incremental storm restoration costs of $22 million associated with the June 2012 derecho which resulted in widespread damage to the electric distribution system in each of Pepco’s service territories. Pepco deferred $19 million of these costs as a regulatory asset to reflect the probable recovery of these storm restoration costs in Maryland and will be pursuing recovery of these incremental storm restoration costs in this jurisdiction in its electric distribution base rate case. The remaining costs of $3 million primarily relate to repair work completed in the District of Columbia which are not currently deferrable.

¡

In the fourth quarter of 2012, Pepco incurred incremental storm restoration costs of $6 million associated with Hurricane Sandy which resulted in widespread damage to the electric distribution system in each of Pepco’s service territories. Pepco deferred $4 million of these costs as a regulatory asset to reflect the probable recovery of these storm restoration costs in Maryland and will be pursuing recovery of these incremental storm restoration costs in this jurisdiction in its electric distribution base rate case. The remaining costs of $2 million relate to repair work completed in the District of Columbia which are not currently deferrable.

¡

During 2011, Pepco incurred incremental storm restoration costs of $12 million associated with Hurricane Irene which resulted in widespread damage to the electric distribution system in each of Pepco’s service territories. Pepco deferred $10 million of these costs as a regulatory asset to reflect the probable recovery of these storm restoration costs in Maryland. The MPSC approved the recovery of these costs in Maryland for Pepco in its July 2012 rate order over a five-year period. The remaining costs of $2 million relate to repair work completed in the District of Columbia which are not currently deferrable.

•	A decrease of $6 million in bad debt expenses.

•	A decrease of $3 million associated with lower preventative maintenance and tree trimming costs due to accelerated efforts made in 2011 to improve reliability.

PEPCO

•

A decrease of $3 million due to the deferral of distribution rate case costs previously charged to Other Operation and Maintenance expense. These deferrals were recorded in accordance with the MPSC rate order issued in July 2012 and the DCPSC rate order issued in September 2012, each allowing for the recovery of these costs.

The aggregate amount of these decreases was partially offset by:

•	An increase of $7 million in employee-related costs, primarily pension and other employee benefits.

•	An increase of $2 million in expenses related to regulatory filings.

•	An increase of $1 million in customer support service and system support costs.

Depreciation and Amortization

Depreciation and Amortization expense increased by $19 million to $190 million in 2012 from $171 million in 2011 primarily due to:

•

An increase of $12 million in amortization of regulatory assets primarily due to EmPower Maryland surcharge rate increases effective February 2012 (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $4 million in amortization of software primarily related to AMI projects.

The MPSC reduced Pepco’s depreciation rates in Pepco’s most recent electric distribution base rate case, which is expected to lower annual Depreciation and Amortization expense by approximately $27 million effective July 20, 2012.

Other Taxes

Other Taxes decreased by $10 million to $372 million in 2012 from $382 million in 2011. The decrease was primarily due to decreases in the Montgomery County, Maryland utility taxes that are collected and passed through by Pepco (substantially offset by a corresponding decrease in Regulated T&D Electric Revenue).

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $6 million to a net expense of $83 million in 2012 from a net expense of $77 million in 2011. The increase was primarily due to an increase of $7 million in interest expense primarily associated with higher long-term debt and lower capitalized interest.

Income Tax Expense

Pepco’s income tax expense increased by $12 million to $48 million in 2012 from $36 million in 2011. Pepco’s effective income tax rates for the years ended December 31, 2012 and 2011 were 27.6% and 26.7%, respectively. The effective income tax rates primarily reflect tax benefits recorded in each period related to asset removal costs and changes in estimates and interest related to uncertain and effectively settled tax positions, and a tax benefit recorded in 2011 for state tax refunds associated with prior years’ asset dispositions.

During 2012, Pepco recorded income tax benefits of $10 million related to uncertain and effectively settled tax positions primarily due to the effective settlement with the IRS with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position.

PEPCO

The rate for the year ended December 31, 2012 also reflects an increase in deductible asset removal costs for Pepco in 2012 related to a higher level of asset retirements.

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

During 2011, Pepco received refunds of approximately $5 million and recorded tax benefits of approximately $4 million (after-tax) related to the filing of amended state tax returns. These amended returns reduced state taxable income due to an increase in tax basis on certain prior years’ asset dispositions.

Capital Requirements

Sources of Capital

Pepco has a range of capital sources available, in addition to internally generated funds, to meet its long-term and short-term funding needs. The sources of long-term funding include the issuance of mortgage bonds and other debt securities and bank financings, as well as the ability to issue preferred stock. Proceeds from long-term financings are used primarily to fund long-term capital requirements, such as capital expenditures, and to repay or refinance existing indebtedness. Pepco traditionally has used a number of sources to fulfill short-term funding needs, including commercial paper, short-term notes, bank lines of credit and borrowings under the PHI money pool. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements. Pepco’s ability to generate funds from its operations and to access the capital and credit markets is subject to risks and uncertainties. Volatile and deteriorating financial market conditions, diminished liquidity and tightening credit may affect access to certain of Pepco’s potential funding sources. See Item 1A. “Risk Factors,” for additional discussion of important factors that may have an effect on Pepco’s sources of capital.

Debt Securities

Pepco has a Mortgage and Deed of Trust (the Mortgage) under which it issues First Mortgage Bonds. First Mortgage Bonds issued under the Mortgage are secured by a lien on substantially all of Pepco’s property, plant and equipment. The principal amount of First Mortgage Bonds that Pepco may issue under the Mortgage is limited by the principal amount of retired First Mortgage Bonds and 60% of the lesser of the cost or fair value of new property additions that have not been used as the basis for the issuance of additional First Mortgage Bonds. Pepco also has an Indenture under which it issues senior notes secured by First Mortgage Bonds and an Indenture under which it can issue unsecured debt securities, including medium-term notes. To fund the construction of pollution control facilities, Pepco also has from time to time raised capital through tax-exempt bonds issued by a municipality or public agency, the proceeds of which are loaned to Pepco by the municipality or agency.

Information concerning the principal amount and terms of Pepco’s outstanding debt securities, as of December 31, 2012, is set forth in Note (10), “Debt,” to the financial statements of Pepco.

Bank Financing

As further discussed in Note (10), “Debt,” to the financial statements of Pepco, Pepco is a borrower under a $1.5 billion credit facility, along with PHI, DPL and ACE, which expires in 2017. Pepco’s credit limit under the facility is the lesser of $350 million and the maximum amount of short-term debt Pepco is permitted to have outstanding by its regulatory authorities. The short-term borrowing limit established by FERC for Pepco is $500 million.

PEPCO

Commercial Paper Program

Pepco maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2012, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

Pepco had $231 million of commercial paper outstanding at December 31, 2012. The weighted average interest rate for commercial paper issued by Pepco during 2012 was 0.43% and the weighted average maturity of all commercial paper issued by Pepco during 2012 was five days.

Money Pool

Pepco participates in the money pool operated by PHI under authorization received from FERC. The money pool is a cash management mechanism used by PHI and eligible subsidiaries to manage their short-term investment and borrowing requirements. PHI may invest in, but not borrow from, the money pool. Eligible subsidiaries with surplus cash may deposit those funds in the money pool. Deposits in the money pool are guaranteed by PHI. Eligible subsidiaries with cash requirements may borrow from the money pool. Borrowings from the money pool are unsecured. Depositors in the money pool receive, and borrowers from the money pool pay, an interest rate based primarily on PHI’s short-term borrowing rate. PHI deposits funds in the money pool to the extent that the pool has insufficient funds to meet the borrowing needs of its participants, which may require PHI to borrow funds for deposit from external sources.

Preferred Stock

Under its Articles of Incorporation, Pepco is authorized to issue and have outstanding up to 6 million shares of preferred stock in one or more series, with each series having such rights, preferences and limitations, including dividend and voting rights and redemption provisions, as the Board of Directors may establish. As of December 31, 2012 and 2011, there were no shares of Pepco preferred stock outstanding.

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

Capital Expenditures

Pepco’s capital expenditures for the year ended December 31, 2012 were $592 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to Pepco when the assets are placed in service.

PEPCO

The following table shows Pepco’s projected capital expenditures for the five-year period from 2013 through 2017. Pepco expects to fund these expenditures through internally generated cash, external financing and capital contributions from PHI.

	For the Year Ended December 31,
	2013	2014	2015	2016	2017	Total
	(millions of dollars)
Pepco
Distribution	$409	$511	$497	$472	$443	$2,332
Distribution – Smart Grid	8	—	—	—	—	8
Transmission	103	76	88	58	83	408
Other	57	59	38	34	29	217

Subtotal	577	646	623	564	555	2,965
DOE Capital Reimbursement Awards (a)	(6)	—	—	—	—	(6)

Total Pepco	$571	$646	$623	$564	$555	$2,959

(a)	Reflects remaining anticipated reimbursements for capital expenditures pursuant to awards from the DOE under the American Recovery and Reinvestment Act of 2009.

Transmission and Distribution

The projected capital expenditures listed in the table above for distribution (other than the smart grid) and transmission are primarily for facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts, see “General Overview – Reliability Enhancement.”

DOE Capital Reimbursement Awards

During 2009, the DOE announced a $168 million award to PHI under the American Recovery and Reinvestment Act of 2009 for the implementation of an AMI system, direct load control, distribution automation, and communications infrastructure. Pepco was awarded $149 million, with $105 million to be used in the Maryland service territory and $44 million to be used in the District of Columbia service territory.

During 2010, Pepco and the DOE signed agreements formalizing Pepco’s $149 million share of the $168 million award. Of the $149 million, $118 million is being used for the smart grid and other capital expenditures of Pepco. The remaining $31 million is being used to offset incremental expenses associated with direct load control and other programs. During 2012, Pepco received award payments of $47 million. The cumulative award payments received by Pepco as of December 31, 2012, were $115 million.

The IRS has announced that, to the extent these grants are expended on capital items, they will not be considered taxable income.

Pension and Other Postretirement Benefit Plans

Pepco participates in pension and OPEB plans sponsored by PHI for its employees. Pepco contributed $85 million and $40 million to the PHI Retirement Plan during 2012 and 2011, respectively. In 2012 and 2011, Pepco contributed $5 million and $7 million, respectively, to the other postretirement benefit plan.

DPL

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Delmarva Power & Light Company

DPL meets the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K, and accordingly information otherwise required under this Item has been omitted in accordance with General Instruction I(2)(a) to Form 10-K.

General Overview

DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland. DPL also provides Default Electricity Supply. DPL’s electricity distribution service territory covers approximately 5,000 square miles and has a population of approximately 1.4 million. As of December 31, 2012, approximately 67% of delivered electricity sales were to Delaware customers and approximately 33% were to Maryland customers. In northern Delaware, DPL also supplies and distributes natural gas to retail customers and provides transportation-only services to retail customers who purchase natural gas from other suppliers. DPL’s natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 500,000.

DPL’s results historically have been seasonal, generally producing higher revenue and income in the warmest and coldest periods of the year. For retail customers of DPL in Maryland, revenues are not affected by unseasonably warmer or colder weather because a BSA for retail customers was implemented that provides for a fixed distribution charge per customer. The BSA has the effect of decoupling the distribution revenue recognized in a reporting period from the amount of power delivered during the period. As a result, the only factors that will cause distribution revenue from customers in Maryland to fluctuate from period to period are changes in the number of customers and changes in the approved distribution charge per customer. A comparable revenue decoupling mechanism for DPL electricity and natural gas customers in Delaware is under consideration by the DPSC. Changes in customer usage (due to weather conditions, energy prices, energy efficiency programs or other reasons) from period to period have no impact on reported distribution revenue for customers to whom the BSA applies.

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

DPL is a wholly owned subsidiary of Conectiv which is wholly owned by PHI. Because each of PHI and Conectiv is a public utility holding company subject to PUHCA 2005, the relationship between each of PHI, Conectiv, PHI Service Company and DPL, as well as certain activities of DPL, are subject to FERC’s regulatory oversight under PUHCA 2005.

Smart Grid

DPL is building a smart grid which is designed to meet the challenges of rising energy costs, concerns about the environment, reliability improvement, providing timely and accurate customer information and meeting government energy reduction goals. For a discussion of the smart grid, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Power Delivery Initiatives and Activities – Smart Grid.”

DPL

Regulatory Lag

An important factor in the ability of DPL to earn its authorized rate of return is the willingness of applicable public service commissions to adequately recognize forward-looking costs in its rate structure in order to address regulatory lag. DPL is currently experiencing significant regulatory lag because its investment in the rate base and its operating expenses are outpacing revenue growth.

In an effort to minimize the effects of regulatory lag, DPL’s Delaware and Maryland base rate case filings in 2011 each included a request for approval from the applicable state regulatory commissions of (i) a RIM to recover reliability-related capital expenditures incurred between base rate cases and (ii) the use by the applicable utility of fully forecasted test years in future base rate cases. See Note (7), “Regulatory Matters – Rate Proceedings,” to the financial statements of DPL for a discussion of each of these mechanisms. In DPL’s base rate case order in Maryland, the MPSC did not approve its request to implement the RIM and did not endorse the use of fully forecasted test years in future rate cases. However, the MPSC did permit an adjustment to the rate base to reflect the actual cost of reliability plant additions outside the test year. In Delaware, a settlement agreement approved by the DPSC in DPL’s electric distribution base rate case did not include approval of a RIM or the use of fully forecasted test years in future DPL rate cases, but it did provide that the parties will meet and discuss alternate regulatory methodologies for the mitigation of regulatory lag.

DPL will continue to seek cost recovery from the MPSC and the DPSC to reduce the effects of regulatory lag. There can be no assurance that any attempts by DPL to mitigate regulatory lag will be approved, or that even if approved, the cost recovery mechanisms will fully mitigate the effects of regulatory lag. Until such time as any cost recovery mechanisms are approved, DPL plans to file rate cases at least annually in an effort to align more closely the revenue and cash flow levels of DPL with its other operation and maintenance spending and capital investments. DPL intends to file its next electric distribution base rate cases with the MPSC and the DPSC in the first quarter of 2013.

MAPP Project

On August 24, 2012, the board of PJM terminated the MAPP project and removed it from PJM’s regional transmission expansion plan. PHI had been directed to construct the MAPP project, a 152-mile high-voltage interstate transmission line, to address the reliability needs of the region’s transmission system.

DPL had included in its five-year projected capital expenditures $67 million of MAPP-related expenditures for the period from 2012 to 2016. DPL has updated its five-year projected capital expenditures to remove MAPP-related expenditures to reflect the PJM decision. See “Capital Requirements – Capital Expenditures” for a discussion of DPL’s projected capital expenditures. As of December 31, 2012, DPL’s total capital expenditures related to the MAPP project were approximately $38 million. In a 2008 FERC order approving incentives for the MAPP project, FERC authorized the recovery of prudently incurred abandoned costs in connection with the MAPP project. Consistent with this order, on December 21, 2012, PHI submitted a filing to FERC seeking recovery of approximately $38 million of abandoned MAPP capital expenditures. The FERC filing addressed, among other things, the prudence of the recoverable costs incurred, the proposed period over which the abandoned costs are to be amortized and the rate of return on these costs during the recovery period (see Note (7), “Regulatory Matters – MAPP Project” to the financial statements of DPL for additional information).

As of December 31, 2012, DPL had reclassified all $38 million of capital expenditures with respect to the MAPP project to a regulatory asset. The regulatory asset includes the costs of land, land rights, engineering and design, environmental services, and project management and administration. DPL intends to reduce the regulatory asset by any amounts recovered from the sale or alternative use of the land and land rights.

DPL

Results of Operations

The following results of operations discussion compares the year ended December 31, 2012 to the year ended December 31, 2011. All amounts in the tables (except sales and customers) are in millions of dollars.

Electric Operating Revenue

	2012	2011	Change
Regulated T&D Electric Revenue	$455	$394	$61
Default Electricity Supply Revenue	579	664	(85)
Other Electric Revenue	16	16	—

Total Electric Operating Revenue	$1,050	$1,074	$(24)

The table above shows the amount of Electric Operating Revenue earned that is subject to price regulation (Regulated T&D Electric Revenue and Default Electricity Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue).

Regulated T&D Electric Revenue includes revenue from the distribution of electricity, including the distribution of Default Electricity Supply, to DPL’s customers within its service territories at regulated rates. Regulated T&D Electric Revenue also includes transmission service revenue that DPL receives as a transmission owner from PJM at rates regulated by FERC. Transmission rates are updated annually based on a FERC-approved formula methodology.

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

Regulated T&D Electric

	2012	2011	Change
Regulated T&D Electric Revenue
Residential	$213	$188	$25
Commercial and industrial	133	113	20
Transmission and other	109	93	16

Total Regulated T&D Electric Revenue	$455	$394	$61

	2012	2011	Change
Regulated T&D Electric Sales (GWh)
Residential	5,051	5,197	(146)
Commercial and industrial	7,540	7,442	98
Transmission and other	50	49	1

Total Regulated T&D Electric Sales	12,641	12,688	(47)

DPL

	2012	2011	Change
Regulated T&D Electric Customers (in thousands)
Residential	442	441	1
Commercial and industrial	60	59	1
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	503	501	2

Regulated T&D Electric Revenue increased by $61 million primarily due to:

•	An increase of $22 million due to distribution rate increases in Maryland effective July 2012 and July 2011; and in Delaware effective July 2012.

•

An increase of $15 million in transmission revenue primarily attributable to higher rates effective June 1, 2012 and June 1, 2011 related to increases in transmission plant investment and operating expenses.

•

An increase of $15 million primarily due to a Renewable Portfolio Surcharge in Delaware effective June 2012 (which is substantially offset by a corresponding increase in Purchased Energy and Depreciation and Amortization).

•	An increase of $6 million due to an EmPower Maryland rate increase in February 2012 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $1 million due to higher non-weather related average customer usage.

Default Electricity Supply

	2012	2011	Change
Default Electricity Supply Revenue
Residential	$448	$505	$(57)
Commercial and industrial	121	148	(27)
Other	10	11	(1)

Total Default Electricity Supply Revenue	$579	$664	$(85)

	2012	2011	Change
Default Electricity Supply Sales (GWh)
Residential	4,579	4,856	(277)
Commercial and industrial	1,622	1,845	(223)
Other	29	29	—

Total Default Electricity Supply Sales	6,230	6,730	(500)

	2012	2011	Change
Default Electricity Supply Customers (in thousands)
Residential	402	415	(13)
Commercial and industrial	39	42	(3)
Other	1	—	1

Total Default Electricity Supply Customers	442	457	(15)

DPL

Default Electricity Supply Revenue decreased by $85 million primarily due to:

•	A decrease of $43 million as a result of lower Default Electricity Supply rates.

•	A decrease of $31 million due to lower sales, primarily as a result of customer migration to competitive suppliers.

•	A decrease of $16 million due to lower sales as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

The aggregate amount of these decreases was partially offset by an increase of $6 million due to higher non-weather related average residential customer usage.

The following table shows the percentages of DPL’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from DPL. Amounts are for the years ended December 31:

	2012	2011
Sales to Delaware customers	47%	51%
Sales to Maryland customers	53%	58%

Natural Gas Operating Revenue

	2012	2011	Change
Regulated Gas Revenue	$151	$183	$(32)
Other Gas Revenue	32	47	(15)

Total Natural Gas Operating Revenue	$183	$230	$(47)

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

Regulated Gas

	2012	2011	Change
Regulated Gas Revenue
Residential	$94	$113	$(19)
Commercial and industrial	47	61	(14)
Transportation and other	10	9	1

Total Regulated Gas Revenue	$151	$183	$(32)

	2012	2011	Change
Regulated Gas Sales (million cubic feet)
Residential	6,428	7,346	(918)
Commercial and industrial	3,636	4,442	(806)
Transportation and other	6,751	6,966	(215)

Total Regulated Gas Sales	16,815	18,754	(1,939)

DPL

	2012	2011	Change
Regulated Gas Customers (in thousands)
Residential	115	115	—
Commercial and industrial	10	9	1
Transportation and other	—	—	—

Total Regulated Gas Customers	125	124	1

Regulated Gas Revenue decreased by $32 million primarily due to:

•	A decrease of $14 million due to lower sales primarily as a result of milder weather during the winter months of 2012, as compared to 2011.

•	A decrease of $9 million due to GCR decreases effective November 2012 and November 2011.

•	A decrease of $5 million due to lower non-weather related average customer usage.

•	A decrease of $4 million due to a revenue adjustment recorded in June 2012 for a reduction in the estimate of gas sold but not yet billed to customers (which is offset by a decrease in Gas Purchased).

The aggregate amount of these decreases was partially offset by an increase of $1 million due to a distribution rate increase effective July 2011.

Other Gas Revenue

Other Gas Revenue decreased by $15 million primarily due to lower average prices and lower volumes for off-system sales to electric generators and gas marketers.

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by DPL to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $67 million to $568 million in 2012 from $635 million in 2011 primarily due to:

•	A decrease of $28 million primarily due to customer migration to competitive suppliers.

•	A decrease of $23 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $12 million due to lower electricity sales primarily as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

•

A decrease of $11 million in deferred electricity expense primarily due to lower Default Electricity Supply revenue rates, which resulted in a lower rate of recovery of Default Electricity Supply costs.

DPL

The aggregate amount of these decreases was partially offset by an increase of $6 million in costs to purchase Renewable Energy Credits in Delaware (which is offset by a corresponding increase in Regulated T&D Electric Revenue).

Gas Purchased

Gas Purchased consists of the cost of gas purchased by DPL to fulfill its obligation to regulated gas customers and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of gas purchased for off-system sales. Total Gas Purchased decreased by $42 million to $113 million in 2012 from $155 million in 2011 primarily due to:

•	A decrease of $21 million in the cost of gas purchases for on-system sales as a result of lower average gas prices and lower volumes purchased.

•	A decrease of $12 million in the cost of gas purchases for off-system sales as a result of lower average gas prices and lower volumes purchased.

•	A decrease of $11 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

•

A decrease of $4 million in the cost of gas purchases for on-system sales as a result of an adjustment recorded in June 2012 for a reduction in the estimate of gas sold but not yet billed to customers (which is offset by a decrease in Regulated Gas Revenue).

The aggregate amount of these decreases was partially offset by an increase of $6 million in deferred gas expense as a result of a higher rate of recovery of natural gas supply costs due to lower average gas prices.

Other Operation and Maintenance

Other Operation and Maintenance increased by $21 million to $260 million in 2012 from $239 million in 2011 primarily due to:

•

An increase of $10 million resulting from a decrease in deferred cost adjustments associated with DPL Default Electricity Supply. The deferred cost adjustments were primarily due to the under-recognition of allowed returns on working capital and administrative costs in 2011, partially offset by favorable adjustments in 2012 related to allowed returns on net uncollectible expense and regulatory taxes.

•	An increase of $5 million in employee-related costs, primarily pension and other employee benefits.

•	An increase of $3 million in customer support service and system support costs.

•	An increase of $2 million in expenses related to regulatory filings.

•	An increase of $1 million in self-insurance reserves for general and auto liability claims.

DPL

•	An increase of $1 million in total incremental storm restoration costs for major storm events, as described in the following table:

	2012	2011	Change
Costs associated with derecho storm (June 2012)	$2	$—	$2
Regulatory asset established for future recovery of derecho storm costs	(1)	—	(1)
Costs associated with Hurricane Sandy (October 2012)	9	—	9
Regulatory asset established for future recovery of Hurricane Sandy costs	(5)	—	(5)
Costs associated with Hurricane Irene (August 2011)	—	8	(8)
Regulatory asset established for future recovery of Hurricane Irene costs	—	(4)	4

Total incremental major storm restoration costs	$5	$4	$1

¡

During 2012, DPL incurred incremental storm restoration costs of $2 million associated with the June 2012 derecho which resulted in widespread damage to the electric distribution system in each of DPL’s service territories. DPL deferred $1 million of these costs as a regulatory asset to reflect the probable recovery of these storm restoration costs in Maryland and will be pursuing recovery of these incremental storm restoration costs in this jurisdiction in its electric distribution base rate case. The remaining costs of $1 million relate to repair work completed in Delaware which are not currently deferrable.

¡

In the fourth quarter of 2012, DPL incurred incremental storm restoration costs of $9 million associated with Hurricane Sandy which resulted in widespread damage to the electric distribution system in each of DPL’s service territories. DPL deferred $5 million of these costs as a regulatory asset to reflect the probable recovery of these storm restoration costs in Maryland and will be pursuing recovery of these incremental storm restoration costs in this jurisdiction in its electric distribution base rate case. The remaining costs of $4 million relate to repair work completed in Delaware which are not currently deferrable.

¡

During 2011, DPL incurred incremental storm restoration costs of $8 million associated with Hurricane Irene which resulted in widespread damage to the electric distribution system in each of DPL’s service territories. DPL deferred $4 million of these costs as a regulatory asset to reflect the probable recovery of these storm restoration costs in Maryland. The MPSC approved the recovery of these costs in Maryland for DPL in its July 2012 rate order over a five-year period. The remaining costs of $4 million relate to repair work completed in Delaware which are not currently deferrable.

The aggregate amount of these increases was partially offset by a decrease of $1 million in bad debt expenses.

Depreciation and Amortization

Depreciation and Amortization expense increased by $13 million to $102 million in 2012 from $89 million in 2011 primarily due to:

•

An increase of $6 million in amortization of regulatory assets primarily due to an Empower Maryland surcharge rate increase effective February 2012 and expanding Demand Side Management Programs (which are substantially offset by corresponding increases in Regulated T&D Electric Revenue).

•

An increase of $4 million in the Delaware Renewable Energy Portfolio Standards deferral associated with the over-recovery of renewable energy procurement costs (which is offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $2 million due to utility plant additions.

DPL

The MPSC reduced DPL’s depreciation rates in DPL’s most recent electric distribution base rate case, which is expected to lower annual Depreciation and Amortization expense by approximately $4 million effective July 20, 2012.

Income Tax Expense

DPL’s income tax expense increased by $2 million to $44 million in 2012 from $42 million in 2011. DPL’s effective income tax rates for the years ended December 31, 2012 and 2011 were 37.6% and 37.2%, respectively. The increase in the effective income tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions.

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

Capital Requirements

Sources of Capital

DPL has a range of capital sources available, in addition to internally generated funds, to meet its long-term and short-term funding needs. The sources of long-term funding include the issuance of mortgage bonds and other debt securities and bank financings, as well as the ability to issue preferred stock. Proceeds from long-term financings are used primarily to fund long-term capital requirements, such as capital expenditures, and to repay or refinance existing indebtedness. DPL traditionally has used a number of sources to fulfill short-term funding needs, including commercial paper, short-term notes, bank lines of credit, and borrowings under the PHI money pool. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements. DPL’s ability to generate funds from its operations and to access the capital and credit markets is subject to risks and uncertainties. Volatile and deteriorating financial market conditions, diminished liquidity and tightening credit may affect access to certain of DPL’s potential funding sources. See Item 1A. “Risk Factors,” for additional discussion of important factors that may have an effect on DPL’s sources of capital.

Debt Securities

DPL has a Mortgage and Deed of Trust (the Mortgage) under which it issues First Mortgage Bonds. First Mortgage Bonds issued under the Mortgage are secured by a lien on substantially all of DPL’s property, plant and equipment. The principal amount of First Mortgage Bonds that DPL may issue under the Mortgage is limited by the principal amount of retired First Mortgage Bonds and 60% of the lesser of the cost or fair value of new property additions that have not been used as the basis for the issuance of additional First Mortgage Bonds. DPL also has an Indenture under which it issues unsecured senior notes, medium-term notes and Variable Rate Demand Bonds (VRDBs). To fund the construction of pollution control facilities, DPL also has from time to time raised capital through tax-exempt bonds, including tax-exempt VRDBs, issued by a public agency, the proceeds of which are loaned to DPL by the agency.

DPL

Information concerning the principal amount and terms of DPL’s outstanding First Mortgage Bonds, senior notes, medium-term notes and VRDBs, and tax-exempt bonds issued for the benefit of DPL, as of December 31, 2012, is set forth in Note (11), “Debt,” to the financial statements of DPL.

Bank Financing

As further discussed in Note (11), “Debt,” to the financial statements of DPL, DPL is a borrower under a $1.5 billion credit facility, along with PHI, Pepco and ACE, which expires in 2017. DPL’s credit limit under the facility is the lesser of $250 million and the maximum amount of short-term debt DPL is permitted to have outstanding by its regulatory authorities. The short-term borrowing limit established by FERC for DPL is $500 million.

Commercial Paper Program

DPL maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2012, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

DPL had $32 million of commercial paper outstanding at December 31, 2012. The weighted average interest rate for commercial paper issued by DPL during 2012 was 0.43% and the weighted average maturity of all commercial paper issued by DPL during 2012 was four days.

Money Pool

DPL participates in the money pool operated by PHI under authorization received from FERC. The money pool is a cash management mechanism used by PHI and eligible subsidiaries to manage their short-term investment and borrowing requirements. PHI may invest in, but not borrow from, the money pool. Eligible subsidiaries with surplus cash may deposit those funds in the money pool. Deposits in the money pool are guaranteed by PHI. Eligible subsidiaries with cash requirements may borrow from the money pool. Borrowings from the money pool are unsecured. Depositors in the money pool receive, and borrowers from the money pool pay, an interest rate based primarily on PHI’s short-term borrowing rate. PHI deposits funds in the money pool to the extent that the pool has insufficient funds to meet the borrowing needs of its participants, which may require PHI to borrow funds for deposit from external sources.

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

Capital Expenditures

DPL’s capital expenditures for the year ended December 31, 2012 were $320 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to DPL when the assets are placed in service.

DPL

The following table shows DPL’s projected capital expenditures for the five-year period from 2013 through 2017. DPL expects to fund these expenditures through internally generated cash, external financing and capital contributions from PHI.

	For the Year Ended December 31,
	2013	2014	2015	2016	2017	Total
	(millions of dollars)
DPL
Distribution	$159	$144	$141	$145	$149	$738
Distribution – Smart Grid	33	1	—	—	—	34
Transmission	110	94	99	103	148	554
Gas Delivery	26	28	28	28	30	140
Other	46	35	28	24	30	163

Total DPL	$374	$302	$296	$300	$357	$1,629

Transmission and Distribution

The projected capital expenditures listed in the table above for distribution (other than the smart grid), transmission and gas delivery are primarily for facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for reliability enhancement efforts.

Pension and Other Postretirement Benefit Plans

DPL participates in pension and OPEB plans sponsored by PHI for its employees. On January 9, 2013, DPL made a discretionary tax-deductible contribution to the PHI Retirement Plan in the amount of $10 million. DPL contributed $85 million and $40 million to the PHI Retirement Plan during 2012 and 2011, respectively. In 2012 and 2011, DPL contributed $7 million and $6 million, respectively, to the other postretirement benefit plan.

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

Smart Grid

ACE is building a smart grid which is designed to meet the challenges of rising energy costs, concerns about the environment, reliability improvement, providing timely and accurate customer information and meeting government energy reduction goals. The installation of smart meters currently has been deferred by the NJBPU. For a discussion of the smart grid, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Power Delivery Initiatives and Activities – Smart Grid.”

Regulatory Lag

An important factor in the ability of ACE to earn its authorized rate of return is the willingness of the NJBPU to adequately recognize forward-looking costs in its rate structure in order to address the shortfall in revenues due to regulatory lag. ACE is currently experiencing significant regulatory lag because its investment in the rate base and its operating expenses are outpacing revenue growth. The NJBPU has approved certain cost recovery mechanisms in connection with ACE’s Infrastructure Investment Program, which ACE had proposed in 2011 to extend and expand; however, in connection with the settlement in October 2012 of its electric distribution base rate case, ACE withdrew this proposal without prejudice. There can be no assurance that any future attempts by ACE to mitigate regulatory lag will be approved, or that even if approved, any proposed cost recovery mechanisms will fully ameliorate the effects of regulatory lag. Until such time as any cost recovery mechanisms are approved, ACE plans to file rate cases at least annually in an effort to align more closely its revenue and cash flow levels with other operation and maintenance spending and capital investments. ACE filed an electric distribution base rate case on December 11, 2012.

ACE

Results of Operations

The following results of operations discussion compares the year ended December 31, 2012 to the year ended December 31, 2011. All amounts in the tables (except sales and customers) are in millions of dollars.

Operating Revenue

	2012	2011	Change
Regulated T&D Electric Revenue	$392	$386	$6
Default Electricity Supply Revenue	790	865	(75)
Other Electric Revenue	16	17	(1)

Total Operating Revenue	$1,198	$1,268	$(70)

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

Regulated T&D Electric

	2012	2011	Change
Regulated T&D Electric Revenue
Residential	$170	$167	$3
Commercial and industrial	132	124	8
Transmission and other	90	95	(5)

Total Regulated T&D Electric Revenue	$392	$386	$6

	2012	2011	Change
Regulated T&D Electric Sales (GWh)
Residential	4,357	4,479	(122)
Commercial and industrial	5,090	5,157	(67)
Transmission and other	48	47	1

Total Regulated T&D Electric Sales	9,495	9,683	(188)

ACE

	2012	2011	Change
Regulated T&D Electric Customers (in thousands)
Residential	479	481	(2)
Commercial and industrial	65	65	—
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	545	547	(2)

Regulated T&D Electric Revenue increased by $6 million primarily due to:

•	An increase of $15 million due to a rate increase in the New Jersey Societal Benefit Charge effective July 2012 (which is offset in Deferred Electric Service Costs).

•	An increase of $7 million due to distribution rate and customer charge rate increases, each effective November 2012.

The aggregate amount of these increases was partially offset by:

•	A decrease of $6 million in transmission revenue primarily attributable to lower rates effective June 1, 2011.

•	A decrease of $6 million in TEFA rate revenue in New Jersey due to a rate decrease effective January 2012 (which is primarily offset by a corresponding decrease in Other Taxes).

•	A decrease of $4 million due to lower non-weather related average customer usage.

Default Electricity Supply

	2012	2011	Change
Default Electricity Supply Revenue
Residential	$482	$495	$(13)
Commercial and industrial	215	237	(22)
Other	93	133	(40)

Total Default Electricity Supply Revenue	$790	$865	$(75)

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs and (ii) revenue from transmission enhancement credits.

	2012	2011	Change
Default Electricity Supply Sales (GWh)
Residential	3,574	3,919	(345)
Commercial and industrial	1,216	1,469	(253)
Other	19	36	(17)

Total Default Electricity Supply Sales	4,809	5,424	(615)

	2012	2011	Change
Default Electricity Supply Customers (in thousands)
Residential	390	419	(29)
Commercial and industrial	45	50	(5)
Other	—	—	—

Total Default Electricity Supply Customers	435	469	(34)

ACE

Default Electricity Supply Revenue decreased by $75 million primarily due to:

•	A decrease of $58 million due to lower sales, primarily as a result of customer migration to competitive suppliers.

•	A decrease of $38 million in wholesale energy and capacity resale revenues primarily due to lower market prices for the resale of electricity and capacity purchased from NUGs.

•	A decrease of $15 million due to lower non-weather related average residential customer usage.

The aggregate amount of these decreases was partially offset by an increase of $37 million as a result of higher Default Electricity Supply rates, primarily due to Basic Generation Charge rate increases that became effective in June 2011 and June 2012.

For the years ended December 31, 2012 and 2011, the percentages of ACE’s total distribution sales that are derived from customers receiving Default Electricity Supply are 51% and 56%, respectively.

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by ACE to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $104 million to $703 million in 2012 from $807 million in 2011 primarily due to:

•	A decrease of $53 million primarily due to customer migration to competitive suppliers.

•	A decrease of $49 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $5 million due to lower electricity sales primarily as a result of milder weather during the 2012 winter and spring months, as compared to 2011.

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $13 million to $239 million in 2012 from $226 million in 2011 primarily due to:

•	An increase of $5 million in employee-related-costs, primarily due to pension and other benefit expenses.

•	An increase of $5 million in New Jersey Societal Benefit Program costs that are deferred and recoverable.

•	An increase of $4 million in customer support service and system support costs.

•	An increase of $2 million in self-insurance reserves for general and auto liability claims.

The aggregate amount of these increases was partially offset by:

•	A decrease of $1 million associated with lower preventative maintenance and tree trimming costs due to accelerated efforts made in 2011 to improve reliability.

•	A decrease of $1 million in bad debt expenses.

ACE

Other Operation and Maintenance expense also includes the effects of total incremental storm restoration costs for major storm events as described in the following table:

	2012	2011	Change
Costs associated with derecho storm (June 2012)	$14	$—	$14
Regulatory asset established for future recovery of derecho storm costs	(14)	—	(14)
Costs associated with Hurricane Sandy (October 2012)	13	—	13
Regulatory asset established for future recovery of Hurricane Sandy costs	(13)	—	(13)
Costs associated with Hurricane Irene (August 2011)	—	8	(8)
Regulatory asset established for future recovery of Hurricane Irene costs	—	(8)	8

Total incremental major storm restoration costs	$—	$—	$—

¡

During 2012, ACE incurred incremental storm restoration costs of $14 million associated with the June 2012 derecho which resulted in widespread damage to the electric distribution system. ACE deferred all of these costs as a regulatory asset to reflect the probable recovery of these storm restoration costs in New Jersey and is pursuing recovery of these incremental storm restoration costs in its electric distribution base rate case filed on December 11, 2012.

¡

During the fourth quarter of 2012, ACE incurred incremental storm restoration costs of $13 million associated with Hurricane Sandy which resulted in widespread damage to the electric distribution system. ACE deferred all of these costs as a regulatory asset to reflect the probable recovery of these storm restoration costs in New Jersey and is pursuing recovery of these incremental storm restoration costs in its electric distribution base rate case filed on December 11, 2012.

¡

During 2011, ACE incurred incremental storm restoration costs of $8 million associated with Hurricane Irene which resulted in widespread damage to the electric distribution system. ACE deferred all of these costs as a regulatory asset to reflect the probable recovery of these storm restoration costs in New Jersey. ACE’s stipulation of settlement approved by the NJBPU in October 2012 provides for recovery of these costs in New Jersey over a three-year period.

Depreciation and Amortization

Depreciation and Amortization expense decreased by $10 million to $124 million in 2012 from $134 million in 2011 primarily due to a decrease of $12 million in amortization of stranded costs primarily as the result of lower revenue due to rate decreases effective October 2011 for the ACE Transition Bond Charge and Market Transition Charge Tax (partially offset in Default Electricity Supply Revenue). The decrease was partially offset by an increase of $4 million due to utility plant additions.

Other Taxes

Other Taxes decreased by $7 million to $18 million in 2012 from $25 million in 2011. The decrease was primarily due to decreased TEFA tax collections due to a rate decrease effective January 2012 (partially offset by a corresponding decrease in Regulated T&D Electric Revenue).

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

ACE

Deferred Electric Service Costs increased by $58 million, to an expense reduction of $5 million in 2012 as compared to an expense reduction of $63 million in 2011, primarily due to an increase in deferred electricity expense as a result of higher Default Electricity Supply revenue rates, partially offset by higher electricity supply costs.

Income Tax Expense

ACE’s consolidated income tax expense decreased by $15 million to $18 million in 2012 from $33 million in 2011. ACE’s consolidated effective income tax rates for the years ended December 31, 2012 and 2011 were 34.0% and 45.8%, respectively. The decrease in the effective income tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions and a deferred tax adjustment.

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

Capital Requirements

Sources of Capital

ACE has a range of capital sources available, in addition to internally generated funds, to meet its long-term and short-term funding needs. The sources of long-term funding include the issuance of mortgage bonds and other debt securities and bank financings, as well as preferred stock. Proceeds from long-term financings are used primarily to fund long-term capital requirements, such as capital expenditures, and to repay or refinance existing indebtedness. ACE traditionally has used a number of sources to fulfill short-term funding needs, including commercial paper, short-term notes, bank lines of credit, and under certain circumstances, borrowings under the PHI money pool. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements. ACE’s ability to generate funds from its operations and to access the capital and credit markets is subject to risks and uncertainties. Volatile and deteriorating financial market conditions, diminished liquidity and tightening credit may affect access to certain of ACE’s potential funding sources. See Item 1A. “Risk Factors,” for additional discussion of important factors that may have an effect on ACE’s sources of capital.

Debt Securities

ACE has a Mortgage and Deed of Trust (the Mortgage) under which it issues First Mortgage Bonds. First Mortgage Bonds issued under the Mortgage are secured by a lien on substantially all of ACE’s property, plant and equipment. The principal amount of First Mortgage Bonds that ACE may issue under the Mortgage is limited by the principal amount of retired First Mortgage Bonds and 65% of the lesser of the cost or fair value of new property additions that have not been used as the basis for the issuance of additional First Mortgage Bonds. ACE also has an Indenture under which it issues senior notes secured by First Mortgage Bonds and an Indenture under which it can issue unsecured debt securities, including VRDBs. To fund the construction of pollution control facilities, ACE also has from time to time raised capital through tax-exempt bonds, including tax-exempt VRDBs, issued by a municipality, the proceeds of which are loaned to ACE by the municipality.

ACE

Information concerning the principal amount and terms of ACE’s outstanding First Mortgage Bonds, senior notes and VRDBs, and tax-exempt bonds issued for the benefit of ACE, as of December 31, 2012, is set forth in Note (10), “Debt,” to the consolidated financial statements of ACE.

Bank Financing

As further discussed in Note (10), “Debt,” to the consolidated financial statements of ACE, ACE is a borrower under a $1.5 billion credit facility, along with PHI, Pepco and DPL, which expires in 2017. ACE’s credit limit under the facility is the lesser of $250 million and the maximum amount of short-term debt ACE is permitted to have outstanding by its regulatory authorities. The short-term borrowing limit established by the NJBPU for ACE is $250 million.

Commercial Paper Program

ACE maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2012, the maximum capacity available under the program was $250 million, subject to available borrowing capacity under the credit facility.

ACE had $110 million of commercial paper outstanding at December 31, 2012. The weighted average interest rate for commercial paper issued by ACE during 2012 was 0.41% and the weighted average maturity of all commercial paper issued by ACE during 2012 was three days.

Money Pool

ACE participates in the money pool operated by PHI under authorization received from the NJBPU. The money pool is a cash management mechanism used by PHI and eligible subsidiaries to manage their short-term investment and borrowing requirements. PHI may invest in, but not borrow from, the money pool. Eligible subsidiaries with surplus cash may deposit those funds in the money pool. Deposits in the money pool are guaranteed by PHI. Eligible subsidiaries with cash requirements may borrow from the money pool. Borrowings from the money pool are unsecured. Depositors in the money pool receive, and borrowers from the money pool pay, an interest rate based primarily on PHI’s short-term borrowing rate. PHI deposits funds in the money pool to the extent that the pool has insufficient funds to meet the borrowing needs of its participants, which may require PHI to borrow funds for deposit from external sources. By regulatory order, the NJBPU has restricted ACE’s participation in the PHI money pool. ACE may not invest in the money pool, but may borrow from it if the rates are lower than the rates at which ACE could borrow funds externally.

Preferred Stock

Under its Certificate of Incorporation, ACE is authorized to issue and have outstanding up to (i) 799,979 shares of Cumulative Preferred Stock, (ii) 2 million shares of No Par Preferred Stock and (iii) 3 million shares of Preference Stock, each such type of preferred stock having such terms and conditions as are set forth in or authorized by the Certificate of Incorporation. As of December 31, 2012 and 2011, ACE had no shares of preferred stock outstanding.

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

ACE

State corporate laws impose limitations on the funds that can be used to pay dividends. In addition, ACE must obtain the approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%. As of December 31, 2012, ACE complied with this requirement without the need to seek approval of the NJBPU.

Capital Expenditures

ACE’s capital expenditures for the year ended December 31, 2012 were $256 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to ACE when the assets are placed in service.

The following table shows ACE’s projected capital expenditures for the five-year period from 2013 through 2017. ACE expects to fund these expenditures through internally generated cash, external financing and capital contributions from PHI.

	For the Year Ended December 31,
	2013	2014	2015	2016	2017	Total
	(millions of dollars)
ACE
Distribution	$165	$146	$146	$136	$138	$731
Distribution – Smart Grid	—	—	—	8	45	53
Transmission	53	84	93	81	67	378
Other	36	32	36	22	24	150

Subtotal	254	262	275	247	274	1,312
DOE Capital Reimbursement Awards (a)	(1)	—	—	—	—	(1)

Total ACE	$253	$262	$275	$247	$274	$1,311

(a)	Reflects remaining anticipated reimbursements for capital expenditures pursuant to awards from the DOE under the American Recovery and Reinvestment Act of 2009.

Transmission and Distribution

The projected capital expenditures listed in the table for distribution (other than the smart grid) and transmission are primarily for facility replacements and upgrades to accommodate customer growth and service reliability, including continued capital expenditures for reliability enhancement efforts.

DOE Capital Reimbursement Awards

During 2009, the DOE announced a $168 million award to PHI under the American Recovery and Reinvestment Act of 2009 for the implementation of an AMI system, direct load control, distribution automation, and communications infrastructure, of which $19 million was for ACE’s service territory.

During 2010, ACE and the DOE signed agreements formalizing ACE’s $19 million share of the $168 million award. Of the $19 million, $12 million is being used for the smart grid and other capital expenditures of ACE. The remaining $7 million is being used to offset incremental expenses associated with direct load control and other programs. During 2012, ACE received award payments of $5 million. The cumulative award payments received by ACE as of December 31, 2012, were $13 million.

The IRS has announced that, to the extent these grants are expended on capital items, they will not be considered taxable income.

ACE

Pension and Other Postretirement Benefit Plans

ACE participates in pension and OPEB plans sponsored by PHI for its employees. On January 9, 2013, ACE made a discretionary tax-deductible contribution to the PHI Retirement Plan in the amount of $30 million. ACE also contributed $30 million to the PHI Retirement Plan during each of 2012 and 2011. In 2012 and 2011, ACE contributed $4 million and $7 million, respectively, to the other postretirement benefit plan.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk management policies for PHI and its subsidiaries are determined by PHI’s Corporate Risk Management Committee (CRMC), the members of which are PHI’s Chief Risk Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Information Officer and other senior executives. The CRMC monitors interest rate fluctuation, commodity price fluctuation, and credit risk exposure, and sets risk management policies that establish limits on unhedged risk and determine risk reporting requirements. For information about PHI’s derivative activities, other than the information otherwise disclosed herein, refer to Note (2), “Significant Accounting Policies – Accounting For Derivatives,” and Note (14), “Derivative Instruments and Hedging Activities” of the consolidated financial statements of PHI.

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

The table below provides the VaR associated with energy contracts of the Pepco Energy Services segment for the year ended December 31, 2012 in millions of dollars:

VaR (a)
95% confidence level, one-day holding period, one-tailed
Period end	$1
Average for the period	$1
High	$1
Low	$—

(a)	This column represents all energy derivative contracts, normal purchase and normal sales contracts, modeled generation output and fuel requirements, and modeled customer load obligations for Pepco Energy Services’ energy commodity activities.

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

Credit and Nonperformance Risk

The following table provides information on the credit exposure on competitive wholesale energy contracts, net of collateral, to wholesale counterparties as of December 31, 2012, in millions of dollars:

Rating	Exposure Before Credit Collateral (b)	Credit Collateral (c)	Net Exposure	Number of Counterparties Greater Than 10% (d)	Net Exposure of Counterparties Greater Than 10%
Investment Grade (a)	$2	$—	$2	1	$2
Non-Investment Grade	—	—	—	—	—
No External Ratings	—	—	—	—	—
Credit reserves			—

(a)	Investment Grade - primarily determined using publicly available credit ratings of the counterparty. If the counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), it is determined based upon the rating of its guarantor. Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively.
(b)	Exposure before credit collateral - includes the marked to market energy contract net assets for open/unrealized transactions, the net receivable/payable for realized transactions and net open positions for contracts not marked to market. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place. Thus, this column presents the net credit exposure to counterparties after reflecting all allowable netting, but before considering collateral held.
(c)	Credit collateral - the face amount of cash deposits, letters of credit and performance bonds received from counterparties, not adjusted for probability of default, and, if applicable, property interests (including oil and natural gas reserves).
(d)	Using a percentage of the total exposure.

Interest Rate Risk

Pepco Holdings and its subsidiaries’ variable or floating rate debt is subject to the risk of fluctuating interest rates in the normal course of business. Pepco Holdings manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term and variable rate debt was less than $1 million as of December 31, 2012.

Potomac Electric Power Company

Interest Rate Risk

Pepco’s debt is subject to the risk of fluctuating interest rates in the normal course of business. Pepco manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term debt and variable rate debt was less than $1 million as of December 31, 2012.

Delmarva Power & Light Company

Commodity Price Risk

DPL uses derivative instruments (forward contracts, futures, swaps, and exchange-traded and over-the-counter options) primarily to reduce natural gas commodity price volatility while limiting its customers’ exposure to increases in the market price of natural gas. DPL also manages commodity risk with capacity contracts that do not meet the definition of derivatives. The primary goal of these activities is to reduce the exposure of its regulated retail natural gas customers to natural gas price spikes. All premiums paid and other transaction costs incurred as part of DPL’s natural gas hedging activity, in addition to all gains and losses on the natural gas hedging activity, are fully recoverable through the GCR clause included in DPL’s natural gas tariff rates approved by the DPSC and are deferred until recovered. At December 31, 2012, after the effects of cash collateral and netting, DPL had a net derivative liability of $4 million, offset by a $4 million regulatory asset. At December 31, 2011, after the effects of cash collateral and netting, DPL had a net derivative liability of $15 million, offset by a $17 million regulatory asset.

Interest Rate Risk

DPL’s debt is subject to the risk of fluctuating interest rates in the normal course of business. DPL manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term debt and variable rate debt was less than $1 million as of December 31, 2012.

Atlantic City Electric Company

Interest Rate Risk

ACE’s debt is subject to the risk of fluctuating interest rates in the normal course of business. ACE manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term debt and variable rate debt was less than $1 million as of December 31, 2012.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.

	Registrants
Item	Pepco Holdings	Pepco *	DPL *	ACE
Management’s Report on Internal Control Over Financial Reporting	128	220	255	294
Report of Independent Registered Public Accounting Firm	129	221	256	295
Consolidated Statements of Income	131	222	257	296
Consolidated Statements of Comprehensive Income	132	N/A	N/A	N/A
Consolidated Balance Sheets	133	223	258	297
Consolidated Statements of Cash Flows	135	225	260	299
Consolidated Statements of Equity	136	226	261	300
Notes to Consolidated Financial Statements	137	227	262	301

*	Pepco and DPL have no operating subsidiaries and, therefore, their financial statements are not consolidated.

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

Management of Pepco Holdings assessed Pepco Holdings’ internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the management of Pepco Holdings concluded that Pepco Holdings’ internal control over financial reporting was effective as of December 31, 2012.

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

PEPCO HOLDINGS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pepco Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Pepco Holdings, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Washington, D.C.

February 28, 2013

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Year Ended December 31,	2012	2011	2010
	(millions of dollars, except per share data)
Operating Revenue
Power Delivery	$4,378	$4,650	$5,114
Pepco Energy Services	662	1,269	1,884
Other	41	32	42

Total Operating Revenue	5,081	5,951	7,040

Operating Expenses
Fuel and purchased energy	2,476	3,453	4,632
Other services cost of sales	170	172	140
Other operation and maintenance	911	914	884
Restructuring charge	—	—	30
Depreciation and amortization	454	426	393
Other taxes	432	451	434
Gains on early terminations of finance leases held in trust	(39)	(39)	—
Deferred electric service costs	(5)	(63)	(108)
Impairment losses	12	—	—
Effects of Pepco divestiture-related claims	—	—	11

Total Operating Expenses	4,411	5,314	6,416

Operating Income	670	637	624

Other Income (Expenses)
Interest and dividend income	1	1	—
Interest expense	(265)	(254)	(306)
Gain (loss) from equity investments	1	(3)	(1)
Loss on extinguishment of debt	—	—	(189)
Impairment losses	(1)	(5)	—
Other income	35	33	22

Total Other Expenses	(229)	(228)	(474)

Income from Continuing Operations Before Income Tax Expense	441	409	150
Income Tax Expense Related to Continuing Operations	156	149	11

Net Income from Continuing Operations	285	260	139
Loss from Discontinued Operations, net of Income Taxes	—	(3)	(107)

Net Income	$285	$257	$32

Basic Share Information
Weighted average shares outstanding – Basic (millions)	229	226	224

Earnings per share of common stock from Continuing Operations - Basic	$1.25	$1.15	$0.62
Loss per share of common stock from Discontinued Operations - Basic	—	(0.01)	(0.48)

Earnings per share - Basic	$1.25	$1.14	$0.14

Diluted Share Information
Weighted average shares outstanding – Diluted (millions)	230	226	224

Earnings per share of common stock from Continuing Operations - Diluted	$1.24	$1.15	$0.62
Loss per share of common stock from Discontinued Operations - Diluted	—	(0.01)	(0.48)

Earnings per share - Diluted	$1.24	$1.14	$0.14

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31,	2012	2011	2010
	(millions of dollars)
Net Income	$285	$257	$32

Other Comprehensive Income (Loss) from Continuing Operations
Gains (losses) on commodity derivatives designated as cash flow hedges:
Losses arising during period	—	—	(100)
Amount of losses reclassified into income	39	81	135

Net gains on commodity derivatives	39	81	35
Losses on treasury rate locks reclassified into income	—	1	18
Pension and other postretirement benefit plans	(14)	(11)	—

Other comprehensive income, before income taxes	25	71	53
Income tax expense related to other comprehensive income	10	28	21

Other comprehensive income from continuing operations, net of income taxes	15	43	32
Other Comprehensive Income from Discontinued Operations, Net of Income Taxes	—	—	103

Comprehensive Income	$300	$300	$167

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2012	December 31, 2011
	(millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$25	$109
Restricted cash equivalents	10	11
Accounts receivable, less allowance for uncollectible accounts of $36 million and $49 million, respectively	837	929
Inventories	156	132
Derivative assets	1	5
Prepayments of income taxes	59	74
Deferred income tax assets, net	28	59
Prepaid expenses and other	133	120

Total Current Assets	1,249	1,439

INVESTMENTS AND OTHER ASSETS
Goodwill	1,407	1,407
Regulatory assets	2,614	2,196
Investment in finance leases held in trust	1,237	1,349
Income taxes receivable	217	84
Restricted cash equivalents	17	15
Assets and accrued interest related to uncertain tax positions	18	37
Derivative assets	8	—
Other	163	163

Total Investments and Other Assets	5,681	5,251

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	13,625	12,855
Accumulated depreciation	(4,779)	(4,635)

Net Property, Plant and Equipment	8,846	8,220

TOTAL ASSETS	$15,776	$14,910

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY	December 31, 2012	December 31, 2011
	(millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$965	$732
Current portion of long-term debt and project funding	569	112
Accounts payable and accrued liabilities	574	549
Capital lease obligations due within one year	8	8
Taxes accrued	75	110
Interest accrued	47	47
Liabilities and accrued interest related to uncertain tax positions	9	3
Derivative liabilities	7	26
Other	273	274

Total Current Liabilities	2,527	1,861

DEFERRED CREDITS
Regulatory liabilities	501	526
Deferred income taxes, net	3,176	2,863
Investment tax credits	20	22
Pension benefit obligation	449	424
Other postretirement benefit obligations	454	469
Liabilities and accrued interest related to uncertain tax positions	15	32
Derivative liabilities	11	6
Other	191	191

Total Deferred Credits	4,817	4,533

LONG-TERM LIABILITIES
Long-term debt	3,648	3,794
Transition bonds issued by ACE Funding	256	295
Long-term project funding	12	13
Capital lease obligations	70	78

Total Long-Term Liabilities	3,986	4,180

COMMITMENTS AND CONTINGENCIES (NOTE 16)

EQUITY
Common stock, $.01 par value - authorized 400,000,000 shares, 230,015,427 and 227,500,190 shares outstanding, respectively	2	2
Premium on stock and other capital contributions	3,383	3,325
Accumulated other comprehensive loss	(48)	(63)
Retained earnings	1,109	1,072

Total Equity	4,446	4,336

TOTAL LIABILITIES AND EQUITY	$15,776	$14,910

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2012	2011	2010
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$285	$257	$32
Loss from discontinued operations, net of income taxes	—	3	107
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	454	426	393
Non-cash rents from cross-border energy lease investments	(50)	(55)	(55)
Gains on early terminations of finance leases held in trust	(39)	(39)	—
Non-cash charge to reduce equity value of PHI’s cross-border energy lease investments	—	7	2
Effects of Pepco divestiture-related claims	—	—	11
Deferred income taxes	274	140	345
Net unrealized (gains) losses on derivatives	(24)	30	3
Losses on treasury rate locks reclassified into income	—	1	18
Impairment losses	12	—	—
Other	(15)	(19)	(20)
Changes in:
Accounts receivable	59	135	(12)
Inventories	(24)	(6)	(2)
Prepaid expenses	(11)	(4)	7
Regulatory assets and liabilities, net	(174)	(148)	(154)
Accounts payable and accrued liabilities	(2)	(90)	73
Pension contributions	(200)	(110)	(100)
Pension benefit obligation, excluding contributions	65	53	68
Cash collateral related to derivative activities	88	9	13
Income tax-related prepayments, receivables and payables	(122)	11	(213)
Other assets and liabilities	16	43	49
Net Conectiv Energy assets held for sale	—	42	248

Net Cash From Operating Activities	592	686	813

INVESTING ACTIVITIES
Investment in property, plant and equipment	(1,216)	(941)	(802)
Department of Energy capital reimbursement awards received	40	52	13
Proceeds from sale of Conectiv Energy wholesale power generation business	—	—	1,640
Proceeds from early terminations of finance leases held in trust	202	161	—
Changes in restricted cash equivalents	(1)	(10)	(2)
Net other investing activities	6	(9)	7
Investment in property, plant and equipment associated with Conectiv Energy assets held for sale	—	—	(138)

Net Cash (Used By) From Investing Activities	(969)	(747)	718

FINANCING ACTIVITIES
Dividends paid on common stock	(248)	(244)	(241)
Common stock issued for the Dividend Reinvestment Plan and employee-related compensation	51	47	47
Redemption of preferred stock of subsidiaries	—	(6)	—
Issuances of long-term debt	450	235	383
Reacquisitions of long-term debt	(176)	(70)	(1,726)
Issuances of short-term debt, net	233	198	4
Cost of issuances	(9)	(10)	(7)
Net other financing activities	(8)	(1)	(6)
Net financing activities associated with Conectiv Energy assets held for sale	—	—	(10)

Net Cash From (Used By) Financing Activities	293	149	(1,556)

Net (Decrease) Increase In Cash and Cash Equivalents	(84)	88	(25)
Cash and Cash Equivalents of Discontinued Operations	—	—	(1)
Cash and Cash Equivalents at Beginning of Year	109	21	46

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25	$109	$20

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $8 million, $11 million and $9 million, respectively)	$253	$240	$310
Cash paid (received) for income taxes	—	4	(13)
Non-cash activities:
Reclassification of property, plant and equipment to regulatory assets	88	—	—
Reclassification of asset removal costs regulatory liability to accumulated depreciation	61	—	—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Premium	Accumulated Other Comprehensive	Retained Earnings
(millions of dollars, except shares)	Shares	Par Value	on Stock	(Loss) Income		Total
BALANCE, DECEMBER 31, 2009	222,269,895	$2	$3,227	$(241)	$1,268	$4,256

Net Income	—	—	—	—	32	32
Other comprehensive income	—	—	—	135	—	135
Dividends on common stock ($1.08 per share)	—	—	—	—	(241)	(241)
Issuance of common stock:
Original issue shares, net	1,041,482	—	16	—	—	16
Shareholder DRP original shares	1,770,875	—	31	—	—	31
Net activity related to stock-based awards	—	—	1	—	—	1

BALANCE, DECEMBER 31, 2010	225,082,252	2	3,275	(106)	1,059	4,230

Net Income	—	—	—	—	257	257
Other comprehensive income	—	—	—	43	—	43
Dividends on common stock ($1.08 per share)	—	—	—	—	(244)	(244)
Issuance of common stock:
Original issue shares, net	854,124	—	17	—	—	17
Shareholder DRP original shares	1,563,814	—	30	—	—	30
Net activity related to stock-based awards	—	—	3	—	—	3

BALANCE, DECEMBER 31, 2011	227,500,190	2	3,325	(63)	1,072	4,336

Net Income	—	—	—	—	285	285
Other comprehensive income	—	—	—	15	—	15
Dividends on common stock ($1.08 per share)	—	—	—	—	(248)	(248)
Issuance of common stock:
Original issue shares, net	854,060	—	19	—	—	19
Shareholder DRP original shares	1,661,177	—	32	—	—	32
Net activity related to stock-based awards	—	—	7	—	—	7

BALANCE, DECEMBER 31, 2012	230,015,427	$2	$3,383	$(48)	$1,109	$4,446

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

Each of PHI, Pepco, DPL and ACE is also a Reporting Company under the Securities Exchange Act of 1934, as amended. Together, Pepco, DPL and ACE constitute the Power Delivery segment for financial reporting purposes.

Through Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services), PHI provides energy savings performance contracting services, high voltage underground transmission cabling, low voltage construction and maintenance services, and construction and operation of combined heat and power and central energy plants. Pepco Energy Services is in the process of winding down its competitive electricity and natural gas retail supply business. Pepco Energy Services constitutes a separate segment for financial reporting purposes.

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

PEPCO HOLDINGS

Each utility is responsible for the distribution of electricity, and in the case of DPL, natural gas, in its service territory, for which it is paid tariff rates established by the applicable local public service commissions. Each utility also supplies electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive energy supplier. The regulatory term for this supply service is Standard Office Service in Delaware, the District of Columbia and Maryland, and Basic Generation Service (BGS) in New Jersey. In these Notes to the consolidated financial statements, these supply service obligations are referred to generally as Default Electricity Supply.

Pepco Energy Services

Pepco Energy Services is engaged in the following businesses:

•

providing energy savings performance contracting services principally to federal, state and local government customers, and designing, constructing and operating combined heat and power and central energy plants,

•

providing high voltage electric construction and maintenance services to customers throughout the United States, as well as low voltage electric construction and maintenance services and streetlight construction services to utilities, municipalities and other customers in the Washington, D.C. metropolitan area, and

•	providing retail customers electricity and natural gas under its remaining contractual obligations.

Pepco Energy Services deactivated its Buzzard Point oil-fired generation facility on May 31, 2012 and its Benning Road oil-fired generation facility on June 30, 2012. Pepco Energy Services has placed the facilities into an idle condition termed a “Cold Closure.” A Cold Closure requires that the utility service be disconnected so that the facilities are no longer operable and that the facilities require only essential maintenance until they are completely decommissioned.

In December 2009, PHI announced the wind-down of the retail energy supply component of the Pepco Energy Services business. Pepco Energy Services is implementing this wind-down by not entering into any new retail energy supply contracts while continuing to perform under its existing supply contracts through their respective expiration dates, the last of which is June 1, 2014. PHI is reviewing strategic alternatives to accelerate into 2013 the completion of the wind-down of its remaining portfolio of retail energy contracts.

The retail energy supply business has historically generated a substantial portion of the operating revenues and net income of the Pepco Energy Services segment. Operating revenues related to the retail energy supply business for the years ended December 31, 2012, 2011 and 2010 were $418 million, $962 million and $1,609 million, respectively, while operating income for the same periods was $46 million, $11 million and $59 million, respectively.

In connection with the operation of the retail energy supply business, Pepco Energy Services provided letters of credit of less than $1 million and posted net cash collateral of $25 million as of December 31, 2012. These collateral requirements, which are based on existing wholesale energy purchase and sale contracts and current market prices, will decrease as the contracts expire, with the collateral expected to be fully released by June 1, 2014. The energy savings services business will not be affected by the wind-down of the retail energy supply business.

Other Business Operations

Through its subsidiary Potomac Capital Investment Corporation (PCI), PHI maintains a portfolio of cross-border energy lease investments. This activity constitutes a third operating segment for financial reporting purposes, which is designated as “Other Non-Regulated.” For a discussion of PHI’s cross-border energy lease investments, see Note (8), “Leasing Activities – Investment in Finance Leases Held in Trust,” Note (16), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments,” and Note (20), “Subsequent Event.”

PEPCO HOLDINGS

Discontinued Operations

In April 2010, the Board of Directors approved a plan for the disposition of PHI’s competitive wholesale power generation, marketing and supply business, which had been conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy). On July 1, 2010, PHI completed the sale of Conectiv Energy’s wholesale power generation business to Calpine Corporation (Calpine) for $1.64 billion. The disposition of Conectiv Energy’s remaining assets and businesses, consisting of its load service supply contracts, energy hedging portfolio, certain tolling agreements and other assets not included in the Calpine sale, has been completed. The former operations of Conectiv Energy have been classified as a discontinued operation and are no longer treated as a separate segment for financial reporting purposes.

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

Net purchase activities with the NUGs for the years ended December 31, 2012, 2011 and 2010, were approximately $206 million, $218 million and $292 million, respectively, of which approximately $201 million, $206 million and $270 million, respectively, consisted of power purchases under the PPAs. The power purchase costs are recoverable from ACE’s customers through regulated rates.

DPL Renewable Energy Transactions

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of December 31, 2012, PHI, through its DPL subsidiary, has entered into three land-based wind PPAs in the aggregate amount of 128 MWs and one solar PPA with a 10 MW facility. Each of the facilities associated with these PPAs is operational, and DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and solar renewable energy credits (SRECs) from the solar facility up to certain amounts (as set forth below) at rates that are primarily fixed under the PPAs. PHI has concluded that consolidation is not required for any of these PPAs under the FASB guidance on the consolidation of variable interest entities.

PEPCO HOLDINGS

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from the second wind facility through 2031 in amounts not to exceed 40 MWs, and from the third wind facility through 2031 in amounts not to exceed 38 MWs, in each case at the rates primarily fixed by the PPA. DPL’s purchases under the three wind PPAs totaled $27 million, $18 million and $12 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The term of the agreement with the solar facility is 20 years and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. DPL’s purchases under the solar agreement were $2 million and $1 million for the years ended December 31, 2012 and 2011, respectively.

On October 18, 2011, the Delaware Public Service Commission (DPSC) approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL would be an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each MW hour (MWh) of energy produced by the fuel cell facilities over 21 years. DPL would have no liability to the qualified fuel cell provider other than to remit payments collected from its distribution customers pursuant to the tariff. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. In June 2012, a 3 MW fuel cell generation facility was placed into service under the tariff. DPL billed $4 million to distribution customers during the year ended December 31, 2012. A 27 MW fuel cell generation facility is expected to be placed into service over time, with the first 5 MW increment having been placed into service at the end of 2012. DPL is accounting for this arrangement as an agency transaction.

Atlantic City Electric Transition Funding LLC

Atlantic City Electric Transition Funding LLC (ACE Funding) was established in 2001 by ACE solely for the purpose of securitizing authorized portions of ACE’s recoverable stranded costs through the issuance and sale of bonds (Transition Bonds). The proceeds of the sale of each series of Transition Bonds have been transferred to ACE in exchange for the transfer by ACE to ACE Funding of the right to collect non-bypassable transition bond charges (the Transition Bond Charges) from ACE customers pursuant to bondable stranded costs rate orders issued by the New Jersey Board of Public Utilities (NJBPU) in an amount sufficient to fund the principal and interest payments on the Transition Bonds and related taxes, expenses and fees (Bondable Transition Property). ACE collects the Transition Bond Charges from its customers on behalf of ACE Funding and the holders of the Transition Bonds. The assets of ACE Funding, including the Bondable Transition Property, and the Transition Bond Charges collected from ACE’s customers, are not available to creditors of ACE. The holders of the Transition Bonds have recourse only to the assets of ACE Funding. ACE owns 100 percent of the equity of ACE Funding and PHI consolidates ACE Funding in its consolidated financial statements as ACE is the primary beneficiary of ACE Funding under the variable interest entity consolidation guidance.

ACE Standard Offer Capacity Agreements

In April 2011, ACE entered into three Standard Offer Capacity Agreements (SOCAs) by order of the NJBPU, each with a different generation company. The SOCAs were established under a New Jersey law enacted to promote the construction of qualified electric generation facilities in New Jersey. The SOCAs are 15-year, financially settled transactions approved by the NJBPU that allow generation companies to receive payments from, or require them to make payments to, ACE based on the difference between the fixed price in the SOCAs and the price for capacity that clears PJM Interconnection, LLC (PJM). Each of the other electric distribution companies (EDCs) in New Jersey has entered into SOCAs having the same terms with the same generation companies. ACE’s share of the payments received from or the payments made to the generation companies is currently estimated to be approximately 15 percent, based on its proportionate share of the total New Jersey electric load for all EDCs. The NJBPU has ordered that ACE

PEPCO HOLDINGS

is obligated to distribute to its distribution customers all payments it receives from the generation companies and may recover from its distribution customers all payments it makes to the generation companies. For additional discussion about the SOCAs, see Note (7), “Regulatory Matters.”

In May 2012, all three generation companies under the SOCAs bid into the PJM 2015-2016 capacity auction and two of the generators cleared that capacity auction. ACE recorded a derivative asset (liability) for the estimated fair value of each SOCA and recorded an offsetting regulatory liability (asset) as described in more detail in Note (14), “Derivative Instruments and Hedging Activities,” and Note (15), “Fair Value Disclosures.” FASB guidance on derivative accounting and the accounting for regulated operations would apply to ACE’s obligations under the third SOCA once the related capacity has cleared a PJM auction. The next PJM capacity auction is scheduled for May 2013. PHI has concluded that consolidation of the generation companies is not required.

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

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset and goodwill impairment calculations, fair value calculations for derivative instruments, pension and other postretirement benefit assumptions, the assessment of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of self-insurance reserves for general and auto liability claims, accrual of interest related to income taxes, the recognition of income tax benefits for investments in finance leases held in trust associated with PHI’s portfolio of cross-border energy lease investments, and income tax provisions and reserves. Additionally, PHI is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of its business. PHI records an estimated liability for these proceedings and claims when it is probable that a loss has been incurred and the loss is reasonably estimable.

Storm Restoration Costs

The respective service territories of Pepco, DPL and ACE were affected by a rapidly moving thunderstorm with hurricane-force winds, known as a “derecho,” on June 29, 2012, and Hurricane Sandy on October 29, 2012. Both of these storms resulted in widespread customer outages in each of the service territories and caused extensive damage to the electric transmission and distribution systems of each utility.

Total incremental storm restoration costs incurred by PHI for the derecho and Hurricane Sandy through December 31, 2012 were $138 million, with $66 million incurred for repair work and $72 million incurred as capital expenditures. Costs incurred for repair work of $56 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland and New Jersey, and $10 million was charged to Other operation and maintenance expense. As of December 31, 2012, total incremental storm restoration costs include $33 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. PHI’s utility subsidiaries are pursuing recovery of these incremental storm restoration costs in their respective jurisdictions in their electric distribution base rate cases.

PEPCO HOLDINGS

General and Auto Liability

During 2011, PHI’s utility subsidiaries reduced their self-insurance reserves for general and auto liability claims by approximately $4 million, based on obtaining an actuarial estimate of the unpaid losses attributed to general and auto liability claims for each of PHI’s utility subsidiaries. A similar evaluation was performed during 2012 and a reduction of less than $1 million was made to these reserves.

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

Investments in Finance Leases Held in Trust

As further discussed in Note (8), “Leasing Activities,” Note (12), “Income Taxes,” Note (16), “Commitments and Contingencies — PHI’s Cross-Border Energy Lease Investments,” and Note (20), Subsequent Event,” PHI maintains a portfolio of cross-border energy lease investments. The book equity value of these cross-border energy lease investments and the pattern of recognizing the related cross-border energy lease income are based on the estimated timing and amount of all cash flows related to the cross-border energy lease investments, including income tax-related cash flows. These investments are more commonly referred to as sale-in lease-out, or SILO, transactions. PHI currently derives tax benefits from these investments to the extent that rental income is exceeded by depreciation deductions based on the purchase price of the assets and interest deductions on the non-recourse debt financing (obtained to fund a substantial portion of the purchase price of the assets). The IRS has announced broadly its intention to disallow the tax benefits recognized by all taxpayers on these types of investments. More specifically, the IRS has disallowed interest and depreciation deductions claimed by PHI related to its cross-border energy lease investments on its 2001 through 2008 federal income tax returns, which currently are under audit and the IRS has sought to recharacterize the leases as loan transactions as to which PHI would be subject to original issue discount income.

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

PEPCO HOLDINGS

Revenue Recognition

Regulated Revenue

Power Delivery recognizes revenue upon distribution of electricity and gas to its customers, including unbilled revenue for services rendered but not yet billed. PHI’s unbilled revenue was $182 million and $179 million as of December 31, 2012 and 2011, respectively, and these amounts are included in Accounts receivable. PHI’s utility subsidiaries calculate unbilled revenue using an output-based methodology. This methodology is based on the supply of electricity or gas intended for distribution to customers. The unbilled revenue process requires management to make assumptions and judgments about input factors such as customer sales mix, temperature and estimated line losses (estimates of electricity and gas expected to be lost in the process of its transmission and distribution to customers). The assumptions and judgments are inherently uncertain and susceptible to change from period to period, and if the actual results differ from the projected results, the impact could be material.

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

Pepco Energy Services Revenue

Pepco Energy Services has recognized revenue upon distribution of electricity and gas to customers, including amounts for electricity and gas delivered, but not yet billed. Sales and purchases of electric power to independent system operators are netted hourly and classified as operating revenue or operating expenses, as appropriate. Unrealized derivative gains and losses are recognized in current earnings as revenue if the derivatives do not qualify for hedge accounting or normal purchases or normal sales treatment under FASB guidance on derivatives and hedging (ASC 815). Revenue for Pepco Energy Services’ energy savings services business is recognized using the percentage-of-completion method, for its construction activities, which recognizes revenue as work is completed on the contract. Revenues from its operation and maintenance activities and measurement and verification activities in its energy savings services business are recognized when earned.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in PHI’s gross revenues were $356 million, $378 million and $362 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Changes in the fair value of derivatives held by Pepco Energy Services, DPL or ACE that do not qualify for hedge accounting or are not designated as hedges are presented on the consolidated statements of income as Fuel and purchased energy expense or Operating revenue, respectively. Changes in the fair value of derivatives held by DPL and ACE are deferred as regulatory assets or liabilities under the accounting guidance for regulated activities.

PEPCO HOLDINGS

The gain or loss on a derivative that qualifies as a cash flow hedge of an exposure to variable cash flows of a forecasted transaction is initially recorded in Accumulated Other Comprehensive Loss (AOCL) (a separate component of equity) to the extent that the hedge is effective and is subsequently reclassified into earnings, in the same category as the item being hedged, when the gain or loss from the forecasted transaction occurs. If it is probable that a forecasted transaction will not occur, the deferred gain or loss in AOCL is immediately reclassified to earnings. Gains or losses related to any ineffective portion of cash flow hedges are also recognized in earnings immediately as Operating revenue or as Fuel and purchased energy expense.

Changes in the fair value of derivatives designated as fair value hedges, as well as changes in the fair value of the hedged asset, liability or firm commitment, are recorded as Operating revenue in the consolidated statements of income.

The impact of derivatives that are marked to market through current earnings, the ineffective portion of cash flow hedges, and the portion of fair value hedges that flows to current earnings are presented on a net basis in the consolidated statements of income as Operating revenue or as Fuel and purchased energy expense. When a hedging gain or loss is realized, it is presented on a net basis in the same line item as the underlying item being hedged. Unrealized derivative gains and losses are presented gross on the consolidated balance sheets except where contractual netting agreements are in place with individual counterparties. See Note (14), “Derivative Instruments and Hedging Activities,” for more information about the components of unrealized and realized gains and losses on derivatives.

The fair value of derivatives is determined using quoted exchange prices where available. For instruments that are not traded on an exchange, pricing services and external broker quotes are used to determine fair value. For some custom and complex instruments, internal models are used to interpolate broker-quality price information. For certain long-dated instruments, broker or exchange data are extrapolated, or capacity prices are forecasted, for future periods where limited market information is available. Models are also used to estimate volumes for certain transactions. See Note (14), “Derivative Instruments and Hedging Activities,” for more information about the types of derivatives employed by PHI and Note (15), “Fair Value Disclosures,” for the methodologies used to value them.

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

PEPCO HOLDINGS

Historically, PHI’s compensation awards had included both time-based restricted stock awards that vest over a three-year service period and performance-based restricted stock units that were earned based on performance over a three-year period. Beginning in 2011, stock-based compensation awards have been granted primarily in the form of restricted stock units. The compensation expense associated with these awards is calculated based on the estimated fair value of the awards at the grant date and is recognized over the service or performance period.

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

PHI’s current policy is to issue new shares to satisfy vested awards of restricted stock units.

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

PEPCO HOLDINGS

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

PHI utilizes the weighted average cost method of accounting for inventory items. Under this method, an average price is determined for the quantity of units acquired at each price level and is applied to the ending quantity to calculate the total ending inventory balance. Materials and supplies are recorded in Inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

The cost of natural gas, including transportation costs, is included in inventory when purchased and charged to Fuel and purchased energy expense when used.

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired at the acquisition date. Substantially all of Pepco Holdings’ goodwill was generated by Pepco’s acquisition of Conectiv in 2002 and is allocated entirely to Power Delivery for purposes of impairment testing based on the aggregation of its components because its utilities have similar characteristics. Pepco Holdings tests its goodwill for impairment annually as of November 1 and whenever an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of a reporting unit below the carrying amount of its net assets. Factors that may result in an interim impairment test include, but are not limited to: a change in the identified reporting units; an adverse change in business conditions; a protracted decline in PHI’s stock price causing market capitalization to fall below book value; an adverse regulatory action; or an impairment of long-lived assets in the reporting unit. PHI performed its annual impairment test on November 1, 2012 and its goodwill was not impaired as described in Note (6), “Goodwill.”

Regulatory Assets and Regulatory Liabilities

The operations of Pepco are regulated by the District of Columbia Public Service Commission (DCPSC) and the Maryland Public Service Commission (MPSC). The operations of DPL are regulated by the DPSC and the MPSC. DPL’s interstate transportation and wholesale sale of natural gas are regulated by FERC. The operations of ACE are regulated by the NJBPU. The transmission of electricity by Pepco, DPL, and ACE is regulated by FERC.

PEPCO HOLDINGS

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

Effective June 2007, the MPSC approved a bill stabilization adjustment (BSA) mechanism for retail customers of Pepco and DPL. Effective November 2009, the DCPSC approved a BSA for Pepco’s retail customers. For customers to whom the BSA applies, Pepco and DPL recognize distribution revenue based on an approved distribution charge per customer. From a revenue recognition standpoint, the BSA has the effect of decoupling the distribution revenue recognized in a reporting period from the amount of power delivered during that period. Pursuant to this mechanism, Pepco and DPL recognize either (i) a positive adjustment equal to the amount by which revenue from Maryland and the District of Columbia retail distribution sales falls short of the revenue that Pepco and DPL are entitled to earn based on the approved distribution charge per customer, or (ii) a negative adjustment equal to the amount by which revenue from such distribution sales exceeds the revenue that Pepco and DPL are entitled to earn based on the approved distribution charge per customer (a Revenue Decoupling Adjustment). A net positive Revenue Decoupling Adjustment is recorded as a regulatory asset and a net negative Revenue Decoupling Adjustment is recorded as a regulatory liability.

Leasing Activities

Pepco Holdings’ lease transactions include plant, office space, equipment, software, vehicles and elements of PPAs. In accordance with FASB guidance on leases (ASC 840), these leases are classified as either leveraged leases, operating leases or capital leases.

Leveraged Leases

Income from investments in leveraged lease transactions, in which PHI is an equity participant, is accounted for using the financing method. In accordance with the financing method, investments in leased property are recorded as a receivable from the lessee to be recovered through the collection of future rentals. Income is recognized over the life of the lease at a constant rate of return on the positive net investment. Each quarter, PHI reviews the carrying value of each lease, which includes a review of the underlying financial assumptions, the timing and collectibility of cash flows, and the credit quality of the lessee. Changes to the underlying assumptions, if any, would be accounted for in accordance with FASB guidance on leases and reflected in the carrying value of the lease effective for the quarter within which they occur.

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

PEPCO HOLDINGS

Arrangements Containing a Lease

PPAs contain a lease if the arrangement conveys the right to control the use of property, plant or equipment. If so, PHI determines the appropriate lease accounting classification.

Property, Plant and Equipment

Property, plant and equipment is recorded at original cost, including labor, materials, asset retirement costs and other direct and indirect costs including capitalized interest. The carrying value of Property, plant and equipment is evaluated for impairment whenever circumstances indicate the carrying value of those assets may not be recoverable. Upon retirement, the cost of regulated property, net of salvage, is charged to accumulated depreciation. For non-regulated property, the cost and accumulated depreciation of the property, plant and equipment retired or otherwise disposed of are removed from the related accounts and included in the determination of any gain or loss on disposition.

The annual provision for depreciation on electric and gas property, plant and equipment is computed on a straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property retired, less salvage and other recoveries. Non-operating and other property is generally depreciated on a straight-line basis over the useful lives of the assets. The table below provides system-wide composite annual depreciation rates for the years ended December 31, 2012, 2011 and 2010.

	Transmission and Distribution			Generation
	2012	2011	2010	2012	2011	2010
Pepco	2.5%	2.6%	2.6%	—	—	—
DPL	2.7%	2.8%	2.8%	—	—	—
ACE	3.0%	3.0%	2.8%	—	—	—
Pepco Energy Services (a)	—	—	—	6.4%	10.2%	16.9%

(a)	Percentages reflect accelerated depreciation of the Benning Road and Buzzard Point generating facilities retired during 2012.

In 2010, subsidiaries of PHI received awards from the U.S. Department of Energy under the American Recovery and Reinvestment Act of 2009. Pepco was awarded $149 million to fund a portion of the costs incurred for the implementation of an advanced metering infrastructure (AMI) system (a system that collects, measures and analyzes energy usage data from advanced digital electric and gas meters known as smart meters), direct load control, distribution automation and communications infrastructure in its Maryland and District of Columbia service territories. ACE was awarded $19 million to fund a portion of the costs incurred for the implementation of direct load control, distribution automation and communications infrastructure in its New Jersey service territory. PHI has elected to recognize the awards as a reduction in the carrying value of the assets acquired rather than grant income over the service period.

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

Pepco Holdings recorded AFUDC for borrowed funds of $7 million, $11 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Pepco Holdings recorded amounts for the equity component of AFUDC of $14 million, $15 million and $10 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Amortization of Debt Issuance and Reacquisition Costs

Pepco Holdings defers and amortizes debt issuance costs and long-term debt premiums and discounts over the lives of the respective debt issuances. When PHI utility subsidiaries refinance existing debt or redeem existing debt, any unamortized premiums, discounts and debt issuance costs, as well as debt redemption costs, are classified as regulatory assets and are amortized over the life of the original or new issue.

Asset Removal Costs

In accordance with FASB guidance, asset removal costs are recorded by PHI utility subsidiaries as regulatory liabilities. At December 31, 2012 and 2011, $324 million and $388 million of asset removal costs, respectively, are included in Regulatory liabilities in the accompanying consolidated balance sheets.

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

Pepco Holdings accounts for the PHI Retirement Plan, the nonqualified retirement plans, and the retirement health care and life insurance benefit plans in accordance with FASB guidance on retirement benefits (ASC 715).

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

Pepco Energy Services Derivative Accounting Reclassifications and Adjustments

During 2012, PHI recorded an adjustment to reclassify certain 2011 and 2010 mark-to-market losses from Operating revenue to Fuel and purchased energy expenses for Pepco Energy Services. The reclassification resulted in an increase in Operating revenue and an increase in Fuel and purchased energy expenses of $31 million and $1 million for the years ended December 31, 2011 and 2010, respectively. This reclassification did not result in a change in net income.

During 2011, PHI recorded an adjustment associated with an increase in the value of certain derivatives from October 1, 2010 to December 31, 2010, which had been erroneously recorded in other comprehensive income at December 31, 2010. This adjustment resulted in an increase in revenue and pre-tax earnings of $2 million for the year ended December 31, 2011.

DPL Operating Revenue Adjustment

During 2012, DPL recorded an adjustment to correct an overstatement of unbilled revenue in its natural gas distribution business related to prior periods. The adjustment resulted in a decrease in Operating revenue of $1 million for the year ended December 31, 2012.

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

ACE BGS Deferred Electric Service Costs Adjustments

In 2012, ACE recorded an adjustment to correct errors associated with its calculation of deferred electric service costs. This adjustment resulted in an increase of $3 million to deferred electric service costs, all of which relates to periods prior to 2012.

Operating Expenses

During 2010, Pepco recorded an adjustment to correct certain errors related to other taxes which resulted in a decrease to Other taxes expense of $5 million (pre-tax) for the year ended December 31, 2010.

As further described in Note (9), “Property, Plant and Equipment,” in the fourth quarter of 2010, PHI recorded an accrual of $4 million for the obligations associated with the planned deactivation of Pepco Energy Services’ two oil-fired generating facilities. Of this amount, $1 million should have been recorded in each of 2009, 2008 and 2007.

Income Tax Expense Related to Continuing Operations

During 2011, PHI recorded adjustments to correct certain income tax errors related to prior periods associated with the interest on uncertain tax positions. The adjustment resulted in an increase in income tax expense of $2 million for the year ended December 31, 2011.

During 2010, PHI recorded an adjustment to correct certain income tax errors related to prior periods. The adjustment resulted in a decrease in income tax expense of $5 million for the year ended December 31, 2010.

PEPCO HOLDINGS

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

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

Fair Value Measurements and Disclosures (ASC 820)

The FASB issued new guidance on fair value measurement and disclosures that was effective beginning with PHI’s March 31, 2012 consolidated financial statements. The new measurement guidance did not have a material impact on PHI’s consolidated financial statements and the new disclosure requirements are in Note (15), “Fair Value Disclosures,” of PHI’s consolidated financial statements.

Comprehensive Income (ASC 220)

The FASB issued new disclosure requirements for reporting comprehensive income that were effective beginning with PHI’s March 31, 2012 consolidated financial statements. PHI did not have to change the presentation of its comprehensive income because it had already reported comprehensive income in two separate but consecutive statements of income and comprehensive income. PHI also has provided the new required disclosures of the income tax effects of items in other comprehensive income and amounts reclassified from other comprehensive income to income on a quarterly basis in Note (17), “Accumulated Other Comprehensive Loss.”

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

Balance Sheet (ASC 210)

The FASB issued new disclosure requirements for derivatives that will include information about the gross exposures of the instruments and the net exposure of the instruments under contractual netting arrangements, how the exposures are presented in the financial statements, and the terms and conditions of the contractual netting arrangements. The new disclosures are effective beginning with PHI’s March 31, 2013 consolidated financial statements. PHI does not expect this guidance to have a material impact on its consolidated financial statements.

Comprehensive Income (ASC 220)

In February 2013, the FASB issued new disclosure requirements for reclassifications from accumulated other comprehensive income. The new disclosure requirements are effective for PHI beginning with its March 31, 2013 consolidated financial statements and will require PHI to present additional information about its reclassifications from accumulated other comprehensive income in a single footnote or on the face of its consolidated financial statements. The additional information required to be disclosed will include a presentation of the components of accumulated other comprehensive income that have been reclassified by source (e.g., commodity derivatives), and the income statement line item (e.g., Fuel and purchased energy) affected by the reclassification. PHI does not expect this guidance to have a material impact on its consolidated financial statements.

PEPCO HOLDINGS

(5) SEGMENT INFORMATION

Pepco Holdings’ management has identified its operating segments at December 31, 2012 as Power Delivery, Pepco Energy Services and Other Non-Regulated. In the tables below, the Corporate and Other column is included to reconcile the segment data with consolidated data and includes unallocated Pepco Holdings’ (parent company) capital costs, such as financing costs. Segment financial information for continuing operations for the years ended December 31, 2012, 2011 and 2010, is as follows:

	Year Ended December 31, 2012
	(millions of dollars)
	Power Delivery	Pepco Energy Services		Other Non- Regulated		Corporate and Other (a)	PHI Consolidated
Operating Revenue	$4,378	$662		$52		$(11)	$5,081
Operating Expenses (b)	3,847	634	(c)	(34	)(d)	(36)	4,411
Operating Income	531	28		86		25	670
Interest Income	1	1		4		(5)	1
Interest Expense	219	1		11		34	265
Impairment Losses	—	—		(1)		—	(1)
Other Income	32	1		—		3	36
Preferred Stock Dividends	—	—		3		(3)	—
Income Tax Expense	110	11		35	(e)	—	156
Net Income (Loss) from Continuing Operations	235	18		40	(d)	(8)	285
Total Assets	12,149	362		1,361		1,904	15,776
Construction Expenditures	$1,168	$11		$—		$37	$1,216

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in the Corporate and Other segment and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(11) million for Operating Revenue, $(10) million for Operating Expenses, $(21) million for Interest Income, $(18) million for Interest Expense and $(3) million for Preferred Stock Dividends.
(b)	Includes depreciation and amortization expense of $454 million, consisting of $416 million for Power Delivery, $14 million for Pepco Energy Services, $2 million for Other Non-Regulated and $22 million for Corporate and Other.
(c)	Includes impairment losses of $12 million pre-tax ($7 million after-tax) at Pepco Energy Services associated primarily with investments in landfill gas-fired electric generation facilities, and the combustion turbines at Buzzard Point.
(d)	Includes $39 million pre-tax ($9 million after-tax) gain from the early termination of finance leases held in trust.
(e)	Includes a $16 million charge related to the recognition of the tax consequences associated with the early termination of finance leases held in trust.

PEPCO HOLDINGS

	Year Ended December 31, 2011
	(millions of dollars)
	Power Delivery	Pepco Energy Services	Other Non- Regulated		Corporate and Other (a)	PHI Consolidated
Operating Revenue	$4,650	$1,269	$48		$(16)	$5,951
Operating Expenses (b)	4,150	1,237	(30	)(c)	(43)	5,314
Operating Income	500	32	78		27	637
Interest Income	1	1	4		(5)	1
Interest Expense	208	3	13		30	254
Impairment Losses	—	—	—		(5)	(5)
Other Income (Expenses)	29	3	(4)		2	30
Preferred Stock Dividends	—	—	3		(3)	—
Income Tax Expense (d)	112	9	27		1	149
Net Income (Loss) from Continuing Operations	210	24	35	(c)	(9)	260
Total Assets	11,008	565	1,499		1,838	14,910
Construction Expenditures	$888	$14	$—		$39	$941

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in the Corporate and Other segment and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(16) million for Operating Revenue, $(15) million for Operating Expense, $(22) million for Interest Income, $(22) million for Interest Expense, and $(3) million for Preferred Stock Dividends.
(b)	Includes depreciation and amortization expense of $426 million, consisting of $394 million for Power Delivery, $17 million for Pepco Energy Services, $2 million for Other Non-Regulated, and $13 million for Corporate and Other.
(c)	Includes $39 million pre-tax ($3 million after-tax) gain from the early termination of cross-border energy leases held in trust.
(d)	Includes tax benefits of $14 million for Power Delivery primarily associated with an interest benefit related to federal tax liabilities and a $22 million charge for Other Non-Regulated related to the recognition of the tax consequences associated with the early termination of cross-border energy leases held in trust.

	Year Ended December 31, 2010
	(millions of dollars)
	Power Delivery		Pepco Energy Services	Other Non- Regulated	Corporate and Other (a)		PHI Consolidated
Operating Revenue	$5,114		$1,884	$54	$(12)		$7,040
Operating Expenses (b)(c)	4,611	(d)	1,813	6	(14)		6,416
Operating Income	503		71	48	2		624
Interest Income	2		1	3	(6)		—
Interest Expense	207		16	12	71		306
Other Income (Expenses)	20		2	(2)	1		21
Loss on Extinguishment of Debt	—		—	—	(189	)(e)	(189)
Preferred Stock Dividends	—		—	3	(3)		—
Income Tax Expense (Benefit)	112	(f)	22	9	(132	)(g)	11
Net Income (Loss) from Continuing Operations	206		36	25	(128)		139
Total Assets	10,621		623	1,537	1,582		14,363
Construction Expenditures	$765		$7	$—	$30		$802

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in the Corporate and Other segment and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(12) million for Operating Revenue, $(10) million for Operating Expense, $(36) million for Interest Income, $(36) million for Interest Expense, and $(3) million for Preferred Stock Dividends.
(b)	Includes depreciation and amortization expense of $393 million, consisting of $357 million for Power Delivery, $24 million for Pepco Energy Services, $1 million for Other Non-Regulated, and $11 million for Corporate and Other.
(c)	Includes restructuring charge of $30 million, consisting of $29 million for Power Delivery and $1 million for Corporate and Other.
(d)	Includes $11 million expense related to effects of Pepco divestiture-related claims.
(e)	Includes $174 million ($104 million after-tax) related to loss on extinguishment of debt and $15 million ($9 million after-tax) related to the reclassification of treasury rate lock losses from AOCL to income related to cash tender offers for debt made in 2010.
(f)	Includes $12 million of net Federal and state income tax benefits primarily related to adjustments of accrued interest on uncertain and effectively settled tax positions.
(g)	Includes $14 million of state tax benefits resulting from the restructuring of certain PHI subsidiaries and $17 million of state income tax benefits associated with the loss on extinguishment of debt, partially offset by a charge of $3 million to write off deferred tax assets related to the subsidy pursuant to the prescription drug benefit (Medicare Part D) under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act).

PEPCO HOLDINGS

(6) GOODWILL

Substantially all of PHI’s $1.4 billion goodwill balance as of December 31, 2012 and 2011 was generated by Pepco’s acquisition of Conectiv in 2002 and is allocated entirely to the Power Delivery reporting unit based on the aggregation of its regulated public utility company components for purposes of assessing impairment under FASB guidance on goodwill and other intangibles (ASC 350). PHI’s annual impairment test as of November 1, 2012 indicated that goodwill was not impaired.

In order to estimate the fair value of its Power Delivery reporting unit, PHI uses two valuation techniques: an income approach and a market approach. The income approach estimates fair value based on a discounted cash flow analysis using estimated future cash flows and a terminal value that is consistent with Power Delivery’s long-term view of the business. This approach uses a discount rate based on the estimated weighted average cost of capital (WACC) for the Power Delivery reporting unit. PHI determines the estimated WACC by considering market-based information for the cost of equity and cost of debt that is appropriate for Power Delivery as of the measurement date. The market approach estimates fair value based on a multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA) that management believes is consistent with EBITDA multiples for comparable utilities. PHI has consistently used this valuation framework to estimate the fair value of Power Delivery.

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

In addition to estimating the fair value of its Power Delivery reporting unit, PHI estimated the fair value of its other reporting units (Pepco Energy Services and Other Non-Regulated) at November 1, 2012. The sum of the fair value of all reporting units was reconciled to PHI’s market capitalization at November 1, 2012 to corroborate estimates of the fair value of its reporting units. The sum of the estimated fair values of all reporting units exceeded the market capitalization of PHI at November 1, 2012. PHI believes that the excess of the estimated fair value of PHI’s reporting units as compared to PHI’s market capitalization reflects a control premium that is reasonable when compared to control premiums observed in historical acquisitions in the utility industry and giving consideration to the current economic environment.

PHI’s gross amount of goodwill, accumulated impairment losses and carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows:

	2012			2011
	Gross Amount	Accumulated Impairment Losses	Carrying Amount	Gross Amount	Accumulated Impairment Losses	Carrying Amount
	(millions of dollars)
Beginning balance as of January 1	$1,425	$18	$1,407	$1,425	$18	$1,407
Impairment losses	—	—	—	—	—	—

Ending balance as of December 31	$1,425	$18	$1,407	$1,425	$18	$1,407

PEPCO HOLDINGS

(7) REGULATORY MATTERS

Regulatory Assets and Regulatory Liabilities

The components of Pepco Holdings’ regulatory asset and liability balances at December 31, 2012 and 2011 are as follows:

	2012	2011
	(millions of dollars)
Regulatory Assets
Pension and OPEB costs (a)	$1,171	$1,037
Securitized stranded costs (a)	416	481
Smart Grid (a)	229	142
Deferred energy supply costs (a)	183	126
Recoverable income taxes	177	145
Incremental storm restoration costs	89	28
MAPP abandonment costs (a)	88	—
Deferred debt extinguishment costs (a)	53	57
Recoverable workers compensation and long-term disability costs	31	34
Deferred losses on gas derivatives	4	17
Other	173	129

Total Regulatory Assets	$2,614	$2,196

Regulatory Liabilities
Asset removal costs	$324	$388
Deferred energy supply costs	78	33
Deferred income taxes due to customers	45	48
Excess depreciation reserve	11	26
Other	43	31

Total Regulatory Liabilities	$501	$526

(a)	A return is generally earned on these deferrals.

A description for each category of regulatory assets and regulatory liabilities follows:

Pension and OPEB Costs: Represents unrecognized net actuarial losses, prior service cost (credit) and transition liability for Pepco Holdings’ defined benefit pension and other postretirement benefit (OPEB) plans that are expected to be recovered by Pepco, DPL and ACE in rates. The utilities have historically included these items as a part of its cost of service in its customer rates. This regulatory asset is adjusted at least annually when the funded status of Pepco Holdings’ defined benefit pension and OPEB plans are re-measured. See Note (10), “Pension and Other Postretirement Benefits,” for more information about the components of the unrecognized pension and OPEB costs.

Securitized Stranded Costs: Certain contract termination payments under a contract between ACE and an unaffiliated NUG and costs associated with the regulated operations of ACE’s electricity generation business are no longer recoverable through customer rates (collectively referred to as “stranded costs”). The stranded costs are amortized over the life of Transition Bonds issued by ACE Funding to securitize the recoverability of these stranded costs. These bonds mature between 2013 and 2023. A customer surcharge is collected by ACE to fund principal and interest payments on the Transition Bonds.

PEPCO HOLDINGS

Smart Grid: Represents AMI costs associated with the installation of smart meters and the early retirement of existing meters throughout Pepco’s and DPL’s service territories that are recoverable from customers. Approval of AMI has been deferred by the NJBPU for ACE in New Jersey.

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

Recoverable Income Taxes: Represents amounts recoverable from Power Delivery’s customers for tax benefits applicable to utility operations of Pepco, DPL and ACE previously recognized in income tax expense before the companies were ordered to account for the tax benefits as deferred income taxes. As the temporary differences between the financial statement basis and tax basis of assets reverse, the deferred recoverable balances are reversed.

Incremental Storm Restoration Costs: Represents total incremental storm restoration costs incurred for repair work due to major storm events in 2012 and 2011, including Hurricane Sandy, the June 2012 derecho, Hurricane Irene and the 2011 severe winter storm (for Pepco), for which recovery through regulated utility rates is considered probable in the Maryland and New Jersey jurisdictions. Pepco’s and DPL’s costs related to Hurricane Irene and Pepco’s costs related to the 2011 severe winter storm are being amortized and recovered in rates over a five-year period. ACE’s costs related to Hurricane Irene are being amortized and recovered in rates over a three-year period.

MAPP Abandonment Costs: Represents the probable recovery of abandoned costs prudently incurred in connection with the Mid-Atlantic Power Pathway (MAPP) project which was terminated by PJM on August 24, 2012. The regulatory asset includes the costs of land, land rights, supplies and materials, engineering and design, environmental services, and project management and administration. The regulatory asset will be reduced as the result of sale or alternative use of these assets. These assets are currently earning a return of 12.8%.

Deferred Debt Extinguishment Costs: Represents the costs of debt extinguishment of Pepco, DPL and ACE associated with issuances of debt for which recovery through regulated utility rates is considered probable, and if approved, will be amortized to interest expense during the authorized rate recovery period.

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

Asset Removal Costs: The depreciation rates for Pepco and DPL include a component for removal costs, as approved by the relevant federal and state regulatory commissions. Accordingly, Pepco and DPL have recorded regulatory liabilities for their estimate of the difference between incurred removal costs and the amount of removal costs recovered through depreciation rates.

Deferred Income Taxes Due to Customers: Represents the portions of deferred income tax assets applicable to utility operations of Pepco and DPL that have not been reflected in current customer rates for which future payment to customers is probable. As the temporary differences between the financial statement basis and tax basis of assets reverse, deferred recoverable income taxes are amortized.

PEPCO HOLDINGS

Excess Depreciation Reserve: The excess depreciation reserve was recorded as part of an ACE New Jersey rate case settlement. This excess reserve is the result of a change in estimated depreciable lives and a change in depreciation technique from remaining life to whole life that caused an over-recovery for depreciation expense from customers when the remaining life method had been used. The excess is being amortized as a reduction in Depreciation and amortization expense over an 8.25 year period, which began in June 2005 and expires in 2013.

Other: Includes miscellaneous regulatory liabilities.

Rate Proceedings

Over the last several years, PHI’s utility subsidiaries have proposed in each of their respective jurisdictions the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. To date:

•

A BSA was approved and implemented for Pepco and DPL electric service in Maryland and for Pepco electric service in the District of Columbia. In October 2012, the MPSC modified the BSA so that a BSA surcharge is not permitted to be collected for revenues lost during the first 24 hours of a major storm. For further information on the BSA in Maryland, see “Maryland – BSA Proceeding” below.

•	A modified fixed variable rate design (MFVRD) for DPL electric and natural gas service in Delaware is under consideration by the DPSC.

•	In New Jersey, a BSA proposed by ACE in 2009 was not approved and there is no BSA proposal currently pending.

Under the BSA, customer distribution rates are subject to adjustment (through a credit or surcharge mechanism), depending on whether actual distribution revenue per customer exceeds or falls short of the revenue-per-customer amount approved by the applicable public service commission. The MFVRD under consideration by the DPSC in Delaware provides for a fixed customer charge (i.e., not tied to the customer’s volumetric consumption of electricity or natural gas) to recover the utility’s fixed costs, plus a reasonable rate of return. Although different from the BSA, PHI views the MFVRD as an appropriate distribution revenue decoupling mechanism.

In an effort to reduce the shortfall in revenues due to the delay in time or lag between when costs are incurred and when they are reflected in rates (regulatory lag), Pepco and DPL had proposed, in each of their respective jurisdictions, (i) a reliability investment recovery mechanism (RIM) to recover reliability-related capital expenditures incurred between base rate cases, and (ii) the use of fully forecasted test years in future rate cases (which reflect forward-looking costs in lieu of costs incurred over historical test years, and if approved, would be more reflective of current costs and would mitigate the effects of regulatory lag). These proposals were generally not adopted in any of the jurisdictions in which they were filed, as discussed below in connection with the discussions of Pepco’s and DPL’s respective electric distribution base rate proceedings.

Delaware

Gas Cost Rates

DPL makes an annual Gas Cost Rate (GCR) filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. In August 2011, DPL made its 2011 GCR filing. The filing included the second year of the effect of a two-year amortization of under-recovered gas costs proposed by DPL in its 2010 GCR filing (the settlement approved by the DPSC in its 2010 GCR case included only the first year of the proposed two-year amortization). The rates proposed in the 2011 GCR would result in a GCR decrease of approximately 5.6%. On August 21, 2012, the DPSC issued a final order approving the rates as filed.

PEPCO HOLDINGS

In August 2012, DPL made its 2012 GCR filing. The rates proposed in the 2012 GCR would result in a GCR decrease of approximately 22.3%. On September 18, 2012, the DPSC issued an order allowing DPL to place the new rates into effect on November 1, 2012, subject to refund and pending final DPSC approval.

Electric Distribution Base Rates

In December 2011, DPL submitted an application with the DPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $31.8 million, based on a requested return on equity (ROE) of 10.75%, and requested approval of implementation of the MFVRD. The filing included a request for DPSC approval of a RIM and the use of fully forecasted test years in future DPL rate cases. In January 2012, the DPSC entered an order suspending the full increase and allowing a temporary rate increase of $2.5 million to go into effect on January 31, 2012, subject to refund and pending final DPSC approval. In July 2012, in accordance with an agreement with DPSC staff, DPL placed an additional $22.3 million of the requested rate increase into effect, also subject to refund and pending final DPSC order. On November 29, 2012, the DPSC approved a proposed settlement agreement entered into by DPL and the other parties to the proceeding that provides for an annual rate increase of $22 million, based on an ROE of 9.75%. The settlement agreement also permits DPL to collect from its standard offer service (SOS) customers (retail customers who do not elect to purchase electricity from a competitive supplier but instead purchase such electricity from DPL at regulated rates) approximately $3.4 million related to various state and local taxes that were assessed upon DPL’s SOS customers, but actually paid by DPL rather than by the SOS customers upon whom they were assessed. These taxes would be collected over a three-year period. In addition, the settlement agreement allows for the phase-in of the recovery of costs associated with DPL’s AMI system. The settlement agreement does not include approval of a RIM or the use of fully forecasted test years in future DPL rate cases, but it does provide that the parties will meet and discuss alternate regulatory methodologies for the mitigation of regulatory lag. DPL refunded the billed amounts that exceeded the increase approved by the DPSC in February 2013.

Gas Distribution Base Rates

On December 7, 2012, DPL submitted an application with the DPSC to increase its natural gas distribution base rates. The filing seeks approval of an annual rate increase of approximately $12.2 million, based on a requested ROE of 10.25%. The requested rate increase is for the purposes of recovering expenses associated with DPL’s ongoing efforts to maintain safe and reliable service and to provide enhanced customer service technology. In January 2013, the DPSC suspended the full proposed increase and, as permitted by state law, DPL implemented an interim increase of $2.5 million on February 5, 2013, subject to refund and pending final DPSC approval. In compliance with state law and DPSC regulations, DPL also is requesting from the DPSC approval of a Utility Facilities Relocation Charge rider for recovery of future costs associated with the relocation of certain gas delivery service facilities that may be requested by the Delaware Department of Transportation. A final DPSC decision is expected by the third quarter of 2013.

District of Columbia

In July 2011, Pepco filed an application with the DCPSC to increase its electric distribution base rates by approximately $42 million annually (subsequently reduced to approximately $39 million), based on a requested ROE of 10.75%, of which approximately $9 million was sought so that Pepco could recover its costs associated with the AMI system. The filing included a request for DCPSC approval of a RIM and the use of fully forecasted test years in future Pepco rate cases. On September 26, 2012, the DCPSC

PEPCO HOLDINGS

issued its decision approving a rate increase of $24 million, based on an ROE of 9.5%, of which approximately $9 million allows Pepco to recover costs associated with the AMI system. The DCPSC denied Pepco’s request for approval of a RIM, and reserved final judgment on the appropriateness of the use by Pepco of a fully forecasted test year in future rate cases. In addition, the DCPSC approved an adjustment by Pepco to normalize operation and maintenance expenses associated with storm restoration efforts to its three-year average, but added approximately $2 million of costs associated with Hurricane Irene from August 2011 in the calculation of the three-year average storm costs.

Maryland

DPL Electric Distribution Base Rates

In December 2011, DPL submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $25.2 million (subsequently reduced by DPL to $23.5 million), based on a requested ROE of 10.75%. The filing included a request for MPSC approval of a RIM and the use of fully forecasted test years in future DPL rate cases. In July 2012, the MPSC issued an order approving an annual rate increase of approximately $11.3 million, based on an ROE of 9.81%. The MPSC reduced DPL’s depreciation rates, which is expected to lower annual depreciation and amortization expenses by an estimated $4.1 million. The order did not approve DPL’s request to implement a RIM and did not endorse the use by DPL of fully forecasted test years in future rate cases; however, the MPSC did permit an adjustment to DPL’s rate base to reflect the actual costs of reliability plant additions outside the test year. The order also authorizes DPL to recover in rates over a five-year period $4.3 million of the $4.6 million of incremental storm restoration costs associated with Hurricane Irene that had been deferred previously as a regulatory asset by DPL. The new revenue rates and lower depreciation rates were effective on July 20, 2012.

Pepco Electric Distribution Base Rates

In December 2011, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $68.4 million (subsequently reduced by Pepco to $66.2 million), based on a requested ROE of 10.75%. The filing included a request for MPSC approval of a RIM and the use of fully forecasted test years in future Pepco rate cases. In July 2012, the MPSC issued an order approving an annual rate increase of approximately $18.1 million, based on an ROE of 9.31%. The MPSC also directed Pepco to reduce the amount of the rate increase by approximately $1.6 million, the annual costs of certain energy advisory programs, resulting in a final rate increase of approximately $16.5 million. Pepco would be required to seek recovery of these annual costs through the EmPower Maryland Program (a demand-side management program) surcharge. The MPSC reduced Pepco’s depreciation rates, which is expected to lower annual depreciation and amortization expenses by an estimated $27.3 million. The order did not approve Pepco’s request to implement a RIM and did not endorse the use by Pepco of fully forecasted test years in future rate cases; however, the MPSC did permit an adjustment to Pepco’s rate base to reflect the actual costs of reliability plant additions outside the test year. The order authorizes Pepco to recover in rates over a five-year period $18.5 million of incremental storm restoration costs associated with major weather events in 2011, including $9.7 million of the $9.9 million of incremental storm restoration costs associated with Hurricane Irene that had been deferred previously as a regulatory asset by Pepco and $8.8 million of incremental storm restoration costs incurred by Pepco associated with a severe winter storm in the first quarter of 2011 that had been expensed previously through other operation and maintenance expense in 2011. The incremental storm restoration costs of $8.8 million were reversed and deferred as a regulatory asset in the third quarter of 2012. The order also authorizes Pepco to recover the actual cost of AMI meters installed during the test year and states that cost recovery for AMI deployment will only be allowed in future rate cases in which Pepco demonstrates that the system is proven to be cost effective. The new revenue rates and lower depreciation rates were effective on July 20, 2012. The Maryland Office of People’s Counsel has sought rehearing on the portion of the order allowing Pepco to recover the costs of installed AMI meters; that motion remains pending.

PEPCO HOLDINGS

On November 30, 2012, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing seeks approval of an annual rate increase of approximately $60.8 million, based on a requested ROE of 10.25%. The requested rate increase is for the purpose of recovering reliability enhancements to serve Maryland customers. Pepco also proposes a three-year Grid Resiliency surcharge for recovery of costs totaling approximately $192 million associated with its plan to accelerate investments in infrastructure in a condensed timeframe. Acceleration of resiliency improvements is one of several recommendations included in a September 2012 report from Maryland’s Grid Resiliency Task Force (as discussed below). The surcharge, if approved, would become effective January 1, 2014 and would be implemented as a rider that is separate from base rates and would include a return on investment. Specific projects under Pepco’s plan include acceleration of its tree-trimming cycle, upgrade of 12 additional feeders per year for two years and undergrounding of six distribution feeders. In addition, Pepco proposes a reliability performance-based mechanism that would allow Pepco to earn up to $1 million as an incentive for meeting enhanced reliability goals in 2015, but provides a credit to customers of up to $1 million in total if Pepco does not meet at least the minimum targets. Pepco requests that any credits/charges would flow through the proposed Grid Resiliency Charge rider. An MPSC decision is expected by the end of the second quarter of 2013.

BSA Proceeding

As in effect for electric utilities in Maryland prior to October 26, 2012, including Pepco and DPL, a utility was not permitted to collect a BSA surcharge for distribution revenues lost as a result of major storm outages, beginning 24 hours after the commencement of a major storm, if electric service is not restored to the pre-major storm levels within 24 hours of the start of the storm. On October 26, 2012, the MPSC issued an order that no longer permits certain Maryland utilities, including Pepco and DPL, to collect a BSA surcharge for revenues lost during the first 24 hours of a major storm.

New Jersey

Electric Distribution Base Rates

In August 2011, ACE filed a petition with the NJBPU to increase its electric distribution rates by the net amount of approximately $54.6 million (which was increased to approximately $74.3 million on February 24, 2012, to reflect the 2011 test year), based on a requested ROE of 10.75%. The modified net increase consists of a rate increase proposal of approximately $90.3 million, less a deduction from base rates of approximately $16 million through a credit rider expected to expire August 31, 2013, which is designed to refund to customers certain excess depreciation reserve funds as previously directed by the NJBPU (the Excess Depreciation Rider). ACE also proposed an increase of approximately $6.3 million in sales-and-use taxes related to the increase in base rates. On October 23, 2012, the NJBPU approved a stipulation of settlement signed by the parties (the New Jersey Settlement), which provides for an annual increase in ACE’s electric distribution base rates by the net amount of approximately $28 million, based on an ROE that, as part of the overall settlement, is deemed to be 9.75%. The net increase consists of a rate increase of approximately $44 million, less a deduction from base rates of approximately $16 million through the Excess Depreciation Rider. Upon expiration of the Excess Depreciation Rider, ACE will not realize an increase in operating income because the resulting increase in revenues will be offset by a substantially equivalent increase in depreciation expense. The New Jersey Settlement also provides for an increase of approximately $2 million in sales-and-use taxes related to the increase in base rates, and allows ACE to fully amortize over a three-year period the approximately $7.7 million in costs incurred as a result of Hurricane Irene in August 2011. The new rates became effective for utility services rendered on and after November 1, 2012.

On December 11, 2012, ACE filed with the NJBPU an application, updated on January 4, 2013, to increase its electric distribution base rates by approximately $70.4 million (excluding sales-and-use taxes), based on a requested ROE of 10.25%. This proposed net increase was comprised of (i) a proposed increase to ACE’s distribution rates of approximately $72.1 million and (ii) a net decrease to ACE’s

PEPCO HOLDINGS

Regulatory Asset Recovery Charge (costs associated with deferred, NJBPU-approved expenses incurred as part of ACE’s obligation to serve the public) in the amount of approximately $1.7 million. The requested rate increase is for the purposes of continuing to implement reliability-related investments, recovering system restoration costs associated with the June derecho storm and Hurricane Sandy, and providing an opportunity to earn a reasonable rate of return on its investment. An NJBPU decision is expected by the fourth quarter of 2013.

Infrastructure Investment Program

In July 2009, the NJBPU approved certain rate recovery mechanisms in connection with ACE’s Infrastructure Investment Program (the IIP). In exchange for the increase in infrastructure investment, the NJBPU, through the IIP, allowed recovery by ACE of its infrastructure investment capital expenditures through a special rate outside the normal rate recovery mechanism of a base rate filing. The IIP was designed to stimulate the New Jersey economy and provide incremental employment in ACE’s service territory by increasing the infrastructure expenditures to a level above otherwise normal budgeted levels. In an October 18, 2011 petition (subsequently amended December 16, 2011) filed with the NJBPU, ACE requested an extension and expansion to the IIP. The New Jersey Settlement approved by the NJBPU provided for full cost recovery of ACE’s initial IIP, as approved by the NJBPU in 2009, but required ACE to withdraw its request for extension and expansion to the IIP, without prejudice to file such request again in the future. On November 8, 2012, ACE withdrew its request for extension and expansion to the IIP.

Update and Reconciliation of Certain Under-Recovered Balances

In February 2012, ACE filed a petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the NUGs, (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program for low income customers) and ACE’s uncollected accounts, and (iii) operating costs associated with ACE’s residential appliance cycling program. The filing proposed to recover the projected deferred under-recovered balance related to the NUGs of $113.8 million as of May 31, 2012 through a four-year amortization schedule. The net impact of adjusting the charges as proposed (consisting of both the annual impact of the proposed four-year amortization of the historical under-recovered NUG balances and the going-forward cost recovery of all the other charges for the period June 1, 2012 through May 31, 2013, and including associated changes in sales-and-use taxes) is an overall annual rate increase of approximately $55.3 million. In June 2012, the NJBPU approved a stipulation of settlement signed by the parties, which provided for provisional rates that went into effect on July 1, 2012. The rates are deemed “provisional” because ACE’s filing will not be updated for actual revenues and expenses (if necessary) for May and June 2012 until after July 1, 2012, and a review of the final underlying costs for reasonableness and prudence will be completed after such filing.

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

PEPCO HOLDINGS

In April 2012, a group of generating companies operating in the PJM region filed a complaint in the U.S. District Court for the District of Maryland challenging the MPSC’s order on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. In May 2012, Pepco, DPL, and other parties filed notices of appeal in circuit courts in Maryland requesting judicial review of the MPSC’s order. These appeals have been consolidated in the Circuit Court for Baltimore City and have been stayed pending the issuance of a final order from the MPSC approving the form of contract, including the payment obligations of the utilities in the event the utilities do not recover the costs for such payments from their customers.

Until the final form of the contract with the winning bidder and associated cost recovery are approved, PHI cannot predict (i) the extent of the negative effect that the order and, once finalized, the contract for new generation may have on PHI’s, Pepco’s and DPL’s balance sheets, as well as their respective credit metrics, as calculated by independent rating agencies that evaluate and rate PHI, Pepco and DPL and each of their debt issuances, (ii) the effect on Pepco’s and DPL’s ability to recover their associated costs of the contract for new generation if a significant number of SOS customers elect to buy their energy from alternative energy suppliers, and (iii) the effect of the order on the financial condition, results of operations and cash flows of each of PHI, Pepco and DPL.

Reliability Task Forces

In July 2012, the Maryland governor signed an Executive Order directing his energy advisor, in collaboration with certain state agencies, to solicit input and recommendations from experts on how to improve the resiliency and reliability of the electric distribution system in Maryland. The resulting Grid Resiliency Task Force issued its report in September 2012, in which it made 11 recommendations. The governor forwarded the report to the MPSC in October 2012, urging the MPSC to quickly implement the first four recommendations: (i) strengthen existing reliability and storm restoration regulations; (ii) accelerate the investment necessary to meet the enhanced metrics; (iii) allow surcharge recovery for the accelerated investment; and (iv) implement clearly defined performance metrics into the traditional ratemaking scheme. Pepco’s electric distribution base rate case filed with the MPSC on November 30, 2012, addresses the Grid Resiliency Task Force recommendations. DPL will consider the Grid Resiliency Task Force recommendations in its next electric distribution base rate case expected to be filed with the MPSC in the first quarter of 2013.

In August 2012, the District of Columbia mayor issued an Executive Order establishing the Mayor’s Power Line Undergrounding Task Force. The purpose of the Power Line Undergrounding Task Force is to pool the collective resources available in the District of Columbia to produce an analysis of the technical feasibility, infrastructure options and reliability implications of undergrounding new or existing overhead distribution facilities in the District of Columbia. These resources include legislative bodies, regulators, utility personnel, experts and other parties who could contribute in a meaningful way to the Power Line Undergrounding Task Force. The options that are available for financing these efforts are also to be evaluated to identify required legislative or regulatory actions to implement these recommendations. The results of this analysis are intended to help determine the path forward for these types of infrastructure improvements and additions. A written report from the Power Line Undergrounding Task Force setting forth the findings and recommendations was originally due on January 31, 2013 but has been extended to early March 2013.

ACE Standard Offer Capacity Agreements

In April 2011, ACE entered into three SOCAs by order of the NJBPU, each with a different generation company, as more fully described in Note (2), “Significant Accounting Policies – Consolidation of Variable Interest Entities – ACE Standard Offer Capacity Agreements” and Note (14), “Derivative

PEPCO HOLDINGS

Instruments and Hedging Activities.” ACE and the other New Jersey EDCs entered into the SOCAs under protest based on concerns about the potential cost to distribution customers. The dispute is pending before the NJBPU and has been referred to an Administrative Law Judge for further consideration.

In February 2011, ACE joined other plaintiffs in an action filed in the U.S. District Court for the District of New Jersey challenging the constitutionality of the New Jersey law under which the SOCAs were established. In September 2012, the District Court denied motions for summary judgment filed by ACE and the other plaintiffs, as well as cross-motions filed by defendants. The litigation remains pending and trial is tentatively scheduled to begin in March 2013.

MAPP Project

On August 24, 2012, the board of PJM terminated the MAPP project and removed it from PJM’s regional transmission expansion plan. PHI had been directed to construct the MAPP project, a 152-mile high-voltage interstate transmission line, to address the reliability needs of the region’s transmission system.

As of December 31, 2012, PHI’s total capital expenditures related to the MAPP project were approximately $102 million. In a 2008 FERC order approving incentives for the MAPP project, FERC authorized the recovery of prudently incurred abandoned costs in connection with the MAPP project. Consistent with this order, on December 21, 2012, PHI submitted a filing to FERC seeking recovery of approximately $88 million of abandoned MAPP capital expenditures. The FERC filing addressed, among other things, the prudence of the recoverable costs incurred, the proposed period over which the abandoned costs are to be amortized and the rate of return on these costs during the recovery period. Various protests have been submitted in response to the December 21, 2012 filing, arguing, among other things, that FERC should disallow a portion of the rate of return involving an incentive adder that would be applied to the abandonment costs, and requesting a hearing on various issues such as the amount of the ROE and the prudence of the costs. PHI cannot at this time estimate when a final FERC decision in this proceeding will be issued.

As of December 31, 2012, PHI had placed in service approximately $11 million of its total capital expenditures with respect to the MAPP project, which represented upgrades of existing substation assets that were expected to support the MAPP transmission line, transferred approximately $3 million of materials to inventories for use on other projects and reclassified the remaining approximately $88 million of capital expenditures to a regulatory asset. The regulatory asset includes the costs of land, land rights, supplies and materials, engineering and design, environmental services, and project management and administration. PHI intends to reduce the regulatory asset by any amounts recovered from the sale or alternative use of the land, land rights, supplies and materials.

(8) LEASING ACTIVITIES

Investment in Finance Leases Held in Trust

PHI has a portfolio of cross-border energy lease investments (the lease portfolio) consisting of hydroelectric generation facilities, coal-fired electric generation facilities and natural gas distribution networks located outside of the United States. Each lease investment is comprised of a number of leases. As of December 31, 2012 and 2011, the lease portfolio consisted of six and seven investments with a net investment value of $1.2 billion and $1.3 billion, respectively.

PEPCO HOLDINGS

The components of the cross-border energy lease investments as of December 31, are summarized below:

	2012	2011
	(millions of dollars)
Scheduled lease payments to PHI, net of non-recourse debt	$1,852	$2,120
Less: Unearned and deferred income	(615)	(771)

Investment in finance leases held in trust	1,237	1,349
Less: Deferred income tax liabilities	(756)	(793)

Net investment in finance leases held in trust	$481	$556

Income recognized from cross-border energy lease investments, excluding the gains on the terminated leases discussed below, was comprised of the following for the years ended December 31:

	2012	2011	2010
	(millions of dollars)
Pre-tax income from PHI’s cross-border energy lease investments (included in Other Revenue)	$50	$55	$55
Non-cash charge to reduce carrying value of PHI’s cross-border energy lease investments	—	(7)	(2)

Pre-tax income from PHI’s cross-border energy lease investments after adjustment	50	48	53
Income tax expense related to PHI’s cross-border energy lease investments	10	10	14

Net income from PHI’s cross-border energy lease investments	$40	$38	$39

During 2012, PHI entered into early termination agreements with two lessees involving all of the leases comprising one of the seven remaining lease investments. The early terminations of the leases were negotiated at the request of the lessees. PHI received net cash proceeds of $202 million (net of a termination payment of $520 million used to retire the non-recourse debt associated with the terminated leases) and recorded a pre-tax gain of $39 million, representing the excess of the net cash proceeds over the carrying value of the lease investments.

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

With respect to the terminated leases, PHI had previously made certain business assumptions regarding foreign investment opportunities available at the end of the full lease terms. Because the leases were terminated in each case earlier than full term, management decided not to pursue these opportunities and recognized the related tax consequences by recording income tax charges in the amounts of $16 million and $22 million for the years ended December 31, 2012 and 2011, respectively. The after-tax gains on the lease terminations were $9 million and $3 million for the years ended December 31, 2012 and 2011, respectively, including the income tax charges discussed above and an income tax provision at the

PEPCO HOLDINGS

statutory Federal rate of $14 million for each early lease termination. As of December 31, 2012, PHI had no intent to terminate early any other leases in the lease portfolio and maintained its assertion that the foreign earnings recognized at the end of the lease term with respect to certain of these remaining leases will remain invested abroad. See Note (20), “Subsequent Event,” regarding an expected change in management’s intent.

PHI is required to assess on a periodic basis the likely outcome of tax positions relating to its cross-border energy lease investments and, if there is a change or a projected change in the timing of the tax benefits generated by the transactions, PHI is required to recalculate the value of its net investment. In that regard, PHI modified its tax cash flow assumptions both in 2011 and 2010 and recorded non-cash pre-tax charges of $7 million and $2 million, respectively, to reduce the carrying value of its net investment. The tax cash flow assumptions changed in 2011 as a result of the enactment of tax regulations in the District of Columbia to implement the mandatory unitary combined reporting method and in 2010 as a result of an overall reassessment of tax cash flow assumptions. These charges as a result of the reassessments were recorded as reductions in cross-border energy lease investment revenue in each of 2011 and 2010.

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which PHI is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI has determined that it can no longer support its current assessment with respect to the likely outcome of tax positions associated with the cross-border energy lease investments and expects to record an after-tax non-cash charge of between $355 million and $380 million in the first quarter of 2013, consisting of a charge to reduce the carrying value of the cross-border energy lease investments and a charge to reflect the anticipated additional interest expense related to changes in its estimated federal and state income tax obligations for the period over which the tax benefits may be disallowed. While the IRS could require PHI to pay a penalty of up to 20 percent of the amount of additional taxes due, PHI believes that it is more likely than not that no such penalty will be incurred, and therefore no amount for any potential penalty will be included in the charge expected to be recorded in the first quarter of 2013.

For additional information concerning these cross-border energy lease investments, see Note (16), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments,” and Note (20), “Subsequent Event.”

Scheduled lease payments from the cross-border energy lease investments are net of non-recourse debt. Minimum lease payments receivable from the cross-border energy lease investments are zero for each year 2013 through 2017, and $1,237 million thereafter.

To ensure credit quality, PHI regularly monitors the financial performance and condition of the lessees under its cross-border energy lease investments. Changes in credit quality are also assessed to determine if they should be reflected in the carrying value of the leases. PHI compares each lessee’s performance to annual compliance requirements set by the terms and conditions of the leases. This includes a comparison of published credit ratings to minimum credit rating requirements in the leases for lessees with public credit ratings. In addition, PHI routinely meets with senior executives of the lessees to discuss their company and asset performance. If the annual compliance requirements or minimum credit ratings are not met, remedies are available under the leases. At December 31, 2012, all lessees were in compliance with the terms and conditions of their lease agreements.

PEPCO HOLDINGS

The table below shows PHI’s net investment in these leases by the published credit ratings of the lessees as of December 31:

Lessee Rating (a)	2012	2011
	(millions of dollars)
Rated Entities
AA/Aa and above	$766	$737
A	471	612

Total	1,237	1,349
Non Rated Entities	—	—

Total	$1,237	$1,349

(a)	Excludes the credit ratings of collateral posted by the lessees in these transactions.

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

Capital lease assets recorded within Property, Plant and Equipment at December 31, 2012 and 2011, in millions of dollars, are comprised of the following:

	Original Cost	Accumulated Amortization	Net Book Value
At December 31, 2012
Transmission	$76	$37	$39
Distribution	76	37	39
General	3	3	—

Total	$155	$77	$78

At December 31, 2011
Transmission	$76	$33	$43
Distribution	76	33	43
General	3	3	—

Total	$155	$69	$86

The approximate annual commitments under all capital leases are $15 million for each year 2013 through 2017, and $32 million thereafter.

Rental expense for operating leases was $52 million, $46 million and $45 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Total future minimum operating lease payments for Pepco Holdings as of December 31, 2012, are $43 million in 2013, $40 million in 2014, $38 million in 2015, $36 million in 2016, $35 million in 2017 and $369 million thereafter.

PEPCO HOLDINGS

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	Original Cost	Accumulated Depreciation	Net Book Value
	(millions of dollars)
At December 31, 2012
Generation	$107	$97	$10
Distribution	8,320	2,954	5,366
Transmission	2,783	866	1,917
Gas	458	137	321
Construction work in progress	692	—	692
Non-operating and other property	1,265	725	540

Total	$13,625	$4,779	$8,846

At December 31, 2011
Generation	$108	$82	$26
Distribution	7,832	2,848	4,984
Transmission	2,462	834	1,628
Gas	429	133	296
Construction work in progress	742	—	742
Non-operating and other property	1,282	738	544

Total	$12,855	$4,635	$8,220

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

Jointly Owned Plant

PHI’s consolidated balance sheets include its proportionate share of assets and liabilities related to jointly owned plant. At December 31, 2012 and 2011, PHI’s subsidiaries had a net book value ownership interest of $13 million in transmission and other facilities in which various parties also have ownership interests. PHI’s share of the operating and maintenance expenses of the jointly-owned plant is included in the corresponding expenses in the consolidated statements of income. PHI is responsible for providing its share of the financing for the above jointly-owned facilities.

Deactivation of Pepco Energy Services’ Generating Facilities

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. The facilities were located in Washington, D.C. and had a generating capacity of approximately 790 megawatts. During the years ended December 31, 2012 and 2011, PHI has recorded decommissioning costs of $3 million and $2 million, respectively, related to these generating facilities.

PEPCO HOLDINGS

Long-Lived Asset Impairment

At December 31, 2012, PHI recorded impairment losses of $12 million ($7 million after-tax) at Pepco Energy Services associated primarily with its investments in landfill gas-fired electric generation facilities and the reduction in the estimated net realizable value of the combustion turbines at Buzzard Point. PHI performed a long-lived asset impairment test on the landfill generation facilities of Pepco Energy Services as a result of a sustained decline in energy prices. The asset value of the facilities was written down to their estimated fair value because the future expected cash flows of the facilities were not sufficient to provide recovery of the facilities’ carrying value. PHI estimated the fair value of the facilities by calculating the present value of expected future cash flows using an appropriate discount rate. Both the expected future cash flows and the discount rate used primarily unobservable inputs.

Asset Retirement Obligations

PHI recognizes liabilities related to the retirement of long-lived assets in accordance with ASC 410. In connection with Pepco Energy Services’ decommissioning of the Buzzard Point and Benning Road generation facilities, PHI has recorded an asset retirement obligation of $9 million as of December 31, 2012 on its consolidated balance sheet.

The sale of the Conectiv Energy wholesale power generation business to Calpine did not include a coal ash landfill site located at the Edge Moor generating facility, which PHI intends to close. The preliminary estimate of the costs to PHI to close the coal ash landfill ranges from approximately $2 million to $3 million, plus annual post-closure operations, maintenance and monitoring costs for 30 years. PHI has recorded an asset retirement obligation of $6 million on its consolidated balance sheet related to the Edge Moor landfill.

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

PEPCO HOLDINGS

At December 31,	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(millions of dollars)
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$2,124	$1,970	$750	$704
Service cost	35	35	7	5
Interest cost	107	107	35	37
Amendments	—	18	—	7
Actuarial loss	341	176	24	36
Benefits paid (a)	(113)	(182)	(41)	(40)
Termination benefits	—	—	—	1

Projected benefit obligation at end of year	$2,494	$2,124	$775	$750

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,694	$1,632	$281	$275
Actual return on plan assets	252	127	38	—
Company contributions	206	117	43	46
Benefits paid (a)	(113)	(182)	(41)	(40)

Fair value of plan assets at end of year	$2,039	$1,694	$321	$281

Funded Status at end of year (plan assets less plan obligations)	$(455)	$(430)	$(454)	$(469)

(a)	Other Postretirement Benefits paid is net of Medicare Part D subsidy receipts of $4 million and $2 million in 2012 and in 2011, respectively.

At December 31, 2012, PHI Retirement Plan assets were $2.0 billion and the accumulated benefit obligation was approximately $2.3 billion. At December 31, 2011, PHI’s Retirement Plan assets were approximately $1.7 billion and the accumulated benefit obligation was approximately $2.0 billion.

The following table provides the amounts recognized in PHI’s consolidated balance sheets as of December 31, 2012 and 2011:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(millions of dollars)
Regulatory asset	$934	$794	$237	$243
Current liabilities	(6)	(6)	—	—
Pension benefit obligation	(449)	(424)	—	—
Other postretirement benefit obligations	—	—	(454)	(469)
Deferred income taxes, net	22	15	—	—
Accumulated other comprehensive loss, net of tax	32	24	—	—

Net amount recognized	$533	$403	$(217)	$(226)

PEPCO HOLDINGS

Amounts included in AOCL (pre-tax) and Regulatory assets at December 31, 2012 and 2011 consist of:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(millions of dollars)
Unrecognized net actuarial loss	$979	$822	$238	$247
Unamortized prior service cost (credit)	9	11	(1)	(5)
Unamortized transition liability	—	—	—	1

Total	$988	$833	$237	$243

Accumulated other comprehensive loss ($32 million and $24 million, net of tax, at December 31, 2012 and 2011, respectively)	$54	$39	$—	$—
Regulatory assets	934	794	237	243

Total	$988	$833	$237	$243

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from AOCL or regulatory assets into net periodic benefit cost over the next reporting year are $68 million and $1 million, respectively. The estimated net actuarial loss and prior service credit for the OPEB plan that will be amortized from AOCL or regulatory assets into net periodic benefit cost over the next reporting year are $15 million and $4 million, respectively.

The table below provides the components of net periodic benefit costs recognized for the years ended December 31, 2012, 2011 and 2010:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(millions of dollars)
Service cost	$35	$35	$35	$7	$5	$5
Interest cost	107	107	110	35	37	39
Expected return on plan assets	(132)	(128)	(117)	(18)	(19)	(16)
Amortization of prior service cost	1	—	—	(4)	(5)	(5)
Amortization of net actuarial loss	64	47	42	14	14	13
Recognition of benefit contract	—	—	—	—	—	—
Plan amendments	—	—	1	—	—	—
Termination benefits	—	—	3	1	1	6

Net periodic benefit cost	$75	$61	$74	$35	$33	$42

PEPCO HOLDINGS

The table below provides the split of the combined pension and other postretirement net periodic benefit costs among subsidiaries for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(millions of dollars)
Pepco	$39	$43	$40
DPL	23	23	28
ACE	24	21	23
Other subsidiaries	24	7	25

Total	$110	$94	$116

The following weighted average assumptions were used to determine the benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Discount rate	4.15%	5.00%	4.10%	4.90%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%
Health care cost trend rate assumed for current year	—	—	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	5.00%	5.00%
Year that the cost trend rate reaches the ultimate trend rate	—	—	2018	2017

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, in millions of dollars:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Increase (decrease) in total service and interest cost	$2	$(1)
Increase (decrease) in postretirement benefit obligation	$33	$(27)

The following weighted average assumptions were used to determine the net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	5.00%	5.65%	6.40%	4.90%	5.60%	6.30%
Expected long-term return on plan assets	7.25%	7.75%	8.00%	7.25%	7.75%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

PHI utilizes an analytical tool developed by its actuaries to select the discount rate. The analytical tool utilizes a high-quality bond portfolio with cash flows that match the benefit payments expected to be made under the plans.

PEPCO HOLDINGS

The expected long-term rate of return on pension plan assets and postretirement benefit plan assets was 7.25% and 7.75% as of December 31, 2012 and 2011, respectively. PHI uses a building block approach to estimate the expected rate of return on plan assets. Under this approach, the percentage of plan assets in each asset class according to PHI’s target asset allocation, at the beginning of the year, is applied to the expected asset return for the related asset class. PHI incorporates long-term assumptions for real returns, inflation expectations, volatility and correlations among asset classes to determine expected returns for a given asset allocation. The pension and postretirement benefit plan assets consist of equity, fixed income, real estate and private equity investments, and when viewed over a long-term horizon, are expected to yield a return on assets of 7.25% at December 31, 2012. PHI periodically reviews its asset mix and rebalances assets back to the target allocation.

In addition, for the 2012 Other Postretirement Benefit Plan valuation, the health care cost trend rate was 8.0% from 2012 to 2013, declining 0.5% per year to a rate of 5.0% for 2018 to 2019 and beyond. The 2011 valuation assumption was 8.0% from 2011 to 2012, declining 0.5% per year to a rate of 5.0% for 2017 to 2018 and beyond.

Benefit Plan Modifications

During 2011, PHI’s Board of Directors approved revisions to certain of PHI’s existing benefit programs, including the PHI Retirement Plan. The changes to the PHI Retirement Plan were effected by PHI in order to establish a more unified approach to PHI’s retirement programs and to further align the benefits offered under PHI’s retirement programs. The changes to the PHI Retirement Plan were effective on or after July 1, 2011 and affect the retirement benefits payable to approximately 750 of PHI’s employees. All full-time employees of PHI and certain subsidiaries are eligible to participate in the PHI Retirement Plan. Retirement benefits for all other employees remain unchanged.

During 2011, PHI’s Board also approved a new, non-qualified Supplemental Executive Retirement Plan (SERP) which replaced PHI’s two pre-existing supplemental retirement plans, effective August 1, 2011. As of the effective date of the new SERP, the Conectiv SERP and the PHI Combined SERP were closed to new participants. The establishment of the new SERP is consistent with PHI’s efforts to align retirement benefits for PHI and its subsidiaries with current market practices and to provide similarly situated participants with retirement benefits that are the same or similar in value as compared to the benefits provided under the prior SERPs.

During 2011, PHI approved an increase in the medical benefit limits for certain employees in its postretirement health care benefit plan to align the limits with those provided to other employees. The amendment affects approximately 1,400 employees, of which 400 are retirees and 1,000 are active union employees. The effective date of the plan modification is January 1, 2012.

The additional liabilities and expenses for the benefit plan modifications described above did not have a material impact on PHI’s overall consolidated financial condition, results of operations or cash flows.

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

PEPCO HOLDINGS

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

To achieve these investment objectives, PHI’s investment strategy divides the pension program into two primary portfolios:

Return-Seeking Assets - These assets are intended to provide investment returns in excess of pension liability growth and reduce existing deficits in the funded status of the plan. The category includes a diversified mix of U.S. large and small cap equities, non-U.S. developed and emerging market equities, real estate, and private equity.

Liability-Hedging Assets - These assets are intended to reflect the sensitivity of the plan’s liabilities to changes in discount rates. This category includes a diversified mix of long duration, primarily investment grade credit and U.S. treasury securities.

During 2011, PHI modified its pension investment policy and strategy to reduce the effects of future volatility of the fair value of its pension assets relative to its pension liabilities. The new asset-liability management strategy was implemented during 2011. Under the new asset-liability management strategy, the plan’s allocation to fixed income investments, primarily high quality, longer-maturity fixed income securities was increased, with a reduction in the allocation to equity investments. As a result of this modification, during 2011, PHI allocated approximately 54% of its pension plan assets to longer-maturity fixed income investments, 38% to public equity investments and 8% to alternative investments (real estate, private equity). At December 31, 2010, the PHI pension trust’s asset allocation included 40% in fixed income investments (intermediate maturity fixed income), 53% in public equity investments and 7% in alternative investments (real estate, private equity). PHI anticipates further increases in the allocation to fixed income investments, with a corresponding reduction in the allocation to equity and alternative investments as the funded status of its plan increases.

The change in overall investment strategy may result in a lower expected long-term rate of return assumption because of the shift in allocation from equities and alternative investments to fixed income. PHI’s 2012 pension costs are based on a 7.25% expected long-term rate of return assumption.

The PHI Retirement Plan asset allocations at December 31, 2012 and 2011, by asset category, were as follows:

Asset Category	Plan Assets at December 31,		Target Plan Asset Allocation
	2012	2011	2012	2011
Equity	30%	36%	32%	38%
Fixed Income	62%	56%	62%	54%
Other (real estate, private equity)	8%	8%	6%	8%

Total	100%	100%	100%	100%

PEPCO HOLDINGS

PHI’s other postretirement benefit plan asset allocations at December 31, 2012 and 2011, by asset category, were as follows:

Asset Category	Plan Assets at December 31,		Target Plan Asset Allocation
	2012	2011	2012	2011
Equity	62%	62%	60%	60%
Fixed Income	36%	36%	35%	35%
Cash	2%	2%	5%	5%

Total	100%	100%	100%	100%

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

PEPCO HOLDINGS

There were no significant transfers between level 1 and level 2 during the years ended December 31, 2012 and 2011.

The following tables present the fair values of PHI’s pension and other postretirement benefit plan assets by asset category within the fair value hierarchy levels, as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012
	(millions of dollars)
Asset Category	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension Plan Assets:
Equity
Domestic (a)	$367	$169	$170	$28
International (b)	254	250	1	3
Fixed Income (c)	1,256	—	1,243	13
Other
Private Equity	56	—	—	56
Real Estate	74	—	—	74
Cash Equivalents (d)	32	32	—	—

Pension Plan Assets Subtotal	2,039	451	1,414	174

Other Postretirement Plan Assets:
Equity (e)	199	171	28	—
Fixed Income (f)	115	115	—	—
Cash Equivalents	7	7	—	—

Postretirement Plan Assets Subtotal	321	293	28	—

Total Pension and Other Postretirement Plan Assets	$2,360	$744	$1,442	$174

(a)	Predominantly includes domestic common stock and commingled funds.
(b)	Predominantly includes foreign common and preferred stock and warrants.
(c)	Predominantly includes corporate bonds, government bonds, municipal/provincial bonds, collateralized mortgage obligations and commingled funds.
(d)	Predominantly includes cash investment in short-term investment funds.
(e)	Includes domestic and international commingled funds.
(f)	Includes fixed income commingled funds.

PEPCO HOLDINGS

	Fair Value Measurements at December 31, 2011
	(millions of dollars)
Asset Category	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension Plan Assets:
Equity
Domestic (a)	$411	$165	$221	$25
International (b)	196	192	2	2
Fixed Income (c)	939	—	930	9
Other
Private Equity	64	—	—	64
Real Estate	65	—	—	65
Cash Equivalents (d)	19	19	—	—

Pension Plan Assets Subtotal	1,694	376	1,153	165

Other Postretirement Plan Assets:
Equity (e)	174	150	24	—
Fixed Income (f)	101	101	—	—
Cash Equivalents	6	6	—	—

Postretirement Plan Assets Subtotal	281	257	24	—

Total Pension and Other Postretirement Plan Assets	$1,975	$633	$1,177	$165

(a)	Predominantly includes domestic common stock and commingled funds.
(b)	Predominantly includes foreign common and preferred stock and warrants.
(c)	Predominantly includes corporate bonds, government bonds, municipal bonds, and commingled funds.
(d)	Predominantly includes cash investment in short-term investment funds.
(e)	Includes domestic and international commingled funds.
(f)	Includes fixed income commingled funds.

There were no significant concentrations of risk in pension and OPEB plan assets at December 31, 2012 and 2011.

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

Commingled funds with publicly quoted prices and active trading are classified as level 1 investments. For commingled funds that are not publicly traded and have ongoing subscription and redemption activity, the fair value of the investment is the net asset value (NAV) per fund share, derived from the underlying securities’ quoted prices in active markets, and are classified as level 2 investments. Investments in commingled funds with redemption restrictions that use NAV are classified as level 3 investments.

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

Commingled funds with publicly quoted prices and active trading are classified as level 1 investments. For commingled funds that are not publicly traded and have ongoing subscription and redemption activity, the fair value of the investment is the NAV per fund share, derived from the underlying securities’ quoted prices in active markets, and are classified as level 2 investments. Investments in commingled funds with redemption restrictions that use NAV are classified as level 3 investments.

Other – Private Equity and Real Estate

Investments in private equity and real estate funds are primarily invested in privately held real estate investment properties, trusts and partnerships, as well as equity and debt issued by public or private companies. As a practical expedient, PHI’s interest in the fund or partnership is estimated at NAV. PHI’s interest in these funds cannot be readily redeemed due to the inherent lack of liquidity and the primarily long-term nature of the underlying assets. Distribution is made through the liquidation of the underlying assets. PHI views these investments as part of a long-term investment strategy. These investments are valued by each investment manager based on the underlying assets. The majority of the underlying assets are valued using significant unobservable inputs and often require significant management judgment or estimation based on the best available information. Market data includes observations of the trading multiples of public companies considered comparable to the private companies being valued. The funds utilize valuation techniques consistent with the market, income and cost approaches to measure the fair value of certain real estate investments. As a result, PHI classifies these investments as level 3 investments.

The investments in private equity and real estate funds require capital commitments, which may be called over a specific number of years. Unfunded capital commitments as of December 31, 2012 and 2011 totaled $15 million and $28 million, respectively.

Reconciliations of the beginning and ending balances of PHI’s fair value measurements using significant unobservable inputs (level 3) for investments in the pension plan for the years ended December 31, 2012 and 2011 are shown below:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(millions of dollars)
	Equity	Fixed Income	Private Equity	Real Estate	Total Level 3
Beginning balance as of January 1, 2012	$27	$9	$64	$65	$165
Transfer in (out) of Level 3	—	2	—	—	2
Purchases	4	2	4	5	15
Sales	(4)	(1)	—	—	(5)
Settlements	(1)	1	(8)	(5)	(13)
Unrealized gain/(loss)	4	—	(11)	8	1
Realized gain	1	—	7	1	9

Ending balance as of December 31, 2012	$31	$13	$56	$74	$174

PEPCO HOLDINGS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(millions of dollars)
	Equity	Fixed Income	Private Equity	Real Estate	Total Level 3
Beginning balance as of January 1, 2011	$30	$3	$62	$55	$150
Transfer in (out) of Level 3	—	—	—	—	—
Purchases	2	—	11	9	22
Sales	(5)	(1)	—	—	(6)
Settlements	—	7	(11)	(6)	(10)
Unrealized (loss)/gain	(1)	—	(4)	9	4
Realized gain/(loss)	1	—	6	(2)	5

Ending balance as of December 31, 2011	$27	$9	$64	$65	$165

Cash Flows

Contributions - PHI Retirement Plan

PHI’s funding policy with regard to PHI’s non-contributory retirement plan (the PHI Retirement Plan) is to maintain a funding level that is at least equal to the target liability as defined under the Pension Protection Act of 2006. During 2012, Pepco, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $85 million, $85 million and $30 million, respectively, which brought the PHI Retirement Plan assets to the funding target level for 2012 under the Pension Protection Act. During 2011, Pepco, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $40 million, $40 million and $30 million, respectively, which brought plan assets to the funding target level for 2011 under the Pension Protection Act.

On January 9, 2013, PHI, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $20 million, $10 million and $30 million, respectively, which is expected to bring the PHI Retirement Plan assets to at least the funding target level for 2013 under the Pension Protection Act.

Contributions - Other Postretirement Benefit Plan

In 2012 and 2011, Pepco contributed $5 million and $7 million, respectively, DPL contributed $7 million and $6 million, respectively, and ACE contributed $7 million and $7 million, respectively, to the other postretirement benefit plan. In 2012 and 2011, contributions of $13 million were made by other PHI subsidiaries.

Expected Benefit Payments

Estimated future benefit payments to participants in PHI’s pension and other postretirement benefit plans, which reflect expected future service as appropriate, are as follows:

Years	Pension Benefits	Other Postretirement Benefits	Expected Medicare Part D Subsidies
	(millions of dollars)
2013	$122	$46	$—
2014	127	47	—
2015	133	49	—
2016	137	49	—
2017	140	49	—
2018 through 2022	$764	$245	$—

PEPCO HOLDINGS

Medicare Prescription Drug Improvement and Modernization Act of 2003

On December 8, 2003, the Medicare Act became effective. The Medicare Act introduced Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Pepco Holdings sponsors postretirement health care plans that provide prescription drug benefits that PHI plan actuaries have determined are actuarially equivalent to Medicare Part D. In 2012 and 2011, Pepco Holdings received $4 million and $2 million, respectively, in Federal Medicare prescription drug subsidies. PHI will not be receiving the Part D subsidy in 2013 and beyond due to the implementation of an Employer Group Waiver Plan which is not eligible for Part D reimbursements.

Pepco Holdings Retirement Savings Plan

Pepco Holdings has a defined contribution retirement savings plan. Participation in the plan is voluntary. All participants are 100% vested and have a nonforfeitable interest in their own contributions and in the Pepco Holdings’ company matching contributions, including any earnings or losses thereon. Pepco Holdings’ matching contributions were $12 million, $11 million and $11 million for the years ended December 31, 2012, 2011 and 2010, respectively.

PEPCO HOLDINGS

(11) DEBT

Long-Term Debt

The components of long-term debt are shown below.

		At December 31,
Interest Rate	Maturity	2012	2011
		(millions of dollars)
First Mortgage Bonds
Pepco:
4.95% (a)(b)	2013	$200	$200
4.65% (a)(b)	2014	175	175
3.05%	2022	200	—
6.20% (a)(b)(c)	2022	110	110
5.375% (a)	2024	—	38
5.75% (a)(b)	2034	100	100
5.40% (a)(b)	2035	175	175
6.50% (a)(b)(c)	2037	500	500
7.90%	2038	250	250
ACE:
6.63%	2013	69	69
7.63%	2014	7	7
7.68%	2015 - 2016	17	17
7.75%	2018	250	250
6.80% (a)	2021	39	39
4.35%	2021	200	200
5.60% (a)	2025	—	4
4.875% (a)(b)(c)	2029	23	23
5.80% (a)(b)	2034	120	120
5.80% (a)(b)	2036	105	105
DPL:
6.40%	2013	250	250
5.22% (a)	2016	100	100
5.20% (a)	2019	—	31
0.75%-4.90% (a)(e)	2026	—	35
4.00%	2042	250	—

Total First Mortgage Bonds		3,140	2,798

Unsecured Tax-Exempt Bonds
DPL:
1.80% (d)	2025	—	15
2.30% (f)	2028	—	16
5.40%	2031	78	78

Total Unsecured Tax-Exempt Bonds		$78	$109

(a)	Represents a series of first mortgage bonds issued by the indicated company (Collateral First Mortgage Bonds) as collateral for an outstanding series of senior notes issued by the company or tax-exempt bonds issued for the benefit of the company. The maturity date, optional and mandatory prepayment provisions, if any, interest rate, and interest payment dates on each series of senior notes or the company’s obligations in respect of the tax-exempt bonds are identical to the terms of the corresponding series of Collateral First Mortgage Bonds. Payments of principal and interest on a series of senior notes or the company’s obligations in respect of the tax-exempt bonds satisfy the corresponding payment obligations on the related series of Collateral First Mortgage Bonds. Because each series of senior notes or the company’s obligations in respect of the tax-exempt bonds and the corresponding series of Collateral First Mortgage Bonds securing that series of senior notes or tax-exempt bonds obligations effectively represents a single financial obligation, the senior notes and the tax-exempt bonds are not separately shown on the table.
(b)	Represents a series of Collateral First Mortgage Bonds issued by the indicated company that in accordance with its terms will, at such time as there are no first mortgage bonds of the issuing company outstanding (other than Collateral First Mortgage Bonds securing payment of senior notes), cease to secure the corresponding series of senior notes and will be cancelled.
(c)	Represents a series of Collateral First Mortgage Bonds as to which the indicated company has agreed in connection with the issuance of the corresponding series of senior notes that, notwithstanding the terms of the Collateral First Mortgage Bonds described in footnote (b) above, it will not permit the release of the Collateral First Mortgage Bonds as security for the series of senior notes for so long as the senior notes remain outstanding, unless the company delivers to the senior note trustee comparable secured obligations to secure the senior notes.
(d)	On July 1, 2010, DPL purchased this series of tax-exempt bonds issued for the benefit of DPL by the Delaware Economic Development Authority (DEDA) pursuant to a mandatory repurchase provision in the indenture for the bonds that was triggered by the expiration of the original interest period for the bonds. While DPL held the bonds, they remained outstanding as a contractual matter, but were considered extinguished for accounting purposes. On December 1, 2010, DPL resold the bonds to the public, at which time the interest rate on the bonds was changed from 5.50% to a fixed rate of 1.80%. The bonds were purchased by DPL on June 1, 2012 pursuant to a mandatory purchase obligation and then retired.
(e)	These bonds bearing an interest rate of 4.90% were repurchased. On June 1, 2011, DPL resold these bonds that were subject to mandatory repurchase on May 1, 2011 at an interest rate of 0.75%. The bonds were purchased by DPL on June 1, 2012 pursuant to a mandatory purchase obligation and then retired.
(f)	On July 1, 2010, DPL purchased this series of tax-exempt bonds issued for the benefit of DPL by DEDA pursuant to a mandatory repurchase provision in the indenture for the bonds that was triggered by the expiration of the original interest period for the bonds. While DPL held the bonds, they remained outstanding as a contractual matter, but were considered extinguished for accounting purposes. On December 1, 2010, DPL resold the bonds to the public, at which time the interest rate on the bonds was changed from 5.65% to a fixed rate of 2.30%. The bonds were purchased by DPL on June 1, 2012 pursuant to a mandatory purchase obligation and then retired.

NOTE: Schedule is continued on next page.

PEPCO HOLDINGS

		At December 31,
Interest Rate	Maturity	2012	2011
		(millions of dollars)
Medium-Term Notes (unsecured)
DPL:
7.56% - 7.58%	2017	$14	$14
6.81%	2018	4	4
7.61%	2019	12	12
7.72%	2027	10	10

Total Medium-Term Notes (unsecured)		40	40

Recourse Debt
PCI:
6.59% - 6.69%	2014	11	11

Notes (secured)
Pepco Energy Services:
5.90% - 7.46%	2017-2024	15	15

Notes (unsecured)
PHI:
2.70%	2015	250	250
5.90%	2016	190	190
6.125%	2017	81	81
7.45%	2032	185	185

DPL:
5.00%	2014	100	100
5.00%	2015	100	100

Total Notes (unsecured)		906	906

Total Long-Term Debt		4,190	3,879
Net unamortized discount		(13)	(12)
Current portion of long-term debt		(529)	(73)

Total Net Long-Term Debt		$3,648	$3,794

Transition Bonds Issued by ACE Funding
4.46%	2016	$19	$29
4.91%	2017	75	102
5.05%	2020	54	54
5.55%	2023	147	147

Total		295	332
Net unamortized discount		—	—
Current portion of long-term debt		(39)	(37)

Total Net Long-Term Transition Bonds issued by ACE Funding		$256	$295

PEPCO HOLDINGS

The outstanding First Mortgage Bonds issued by each of Pepco, DPL and ACE are subject to a lien on substantially all of the issuing company’s property, plant and equipment.

For a description of the Transition Bonds issued by ACE Funding, see Note (2), “Significant Accounting Policies – Consolidation of Variable Interest Entities – ACE Transition Funding, LLC.” The aggregate amounts of maturities for long-term debt and Transition Bonds outstanding at December 31, 2012, are $568 million in 2013, $334 million in 2014, $409 million in 2015, $338 million in 2016, $135 million in 2017, and $2,701 million thereafter.

PHI’s long-term debt is subject to certain covenants. As of December 31, 2012, PHI and its subsidiaries were in compliance with all such covenants.

Long-Term Project Funding

As of December 31, 2012 and 2011, Pepco Energy Services had total outstanding long-term project funding (including current maturities) of $13 million and $15 million, respectively, related to energy savings contracts performed by Pepco Energy Services. The aggregate amounts of maturities for the project funding debt outstanding at December 31, 2012, are $1 million for 2013, $2 million for each year 2014 and 2015, $1 million for each year 2016 and 2017, and $6 million thereafter.

Bond Issuances

During 2012, Pepco issued $200 million of 3.05% first mortgage bonds due April 1, 2022. Net proceeds from the issuance of the long-term debt were used primarily (i) to repay Pepco’s outstanding commercial paper that was issued to temporarily fund capital expenditures and working capital, (ii) to fund the redemption, prior to maturity, of all of the $38.3 million outstanding of the 5.375% pollution control revenue refunding bonds due in 2024 issued by the Industrial Development Authority of the City of Alexandria, Virginia (IDA), on Pepco’s behalf and (iii) for general corporate purposes.

During 2012, DPL issued $250 million of 4.00% first mortgage bonds due June 1, 2042. Net proceeds from the issuance of the long-term debt were used primarily (i) to repay $215 million of DPL’s outstanding commercial paper that was issued (a) to temporarily fund capital expenditures and working capital and (b) to fund the redemption in June 2012, prior to maturity, of $65.7 million in aggregate principal amount of three series of outstanding tax-exempt pollution control refunding revenue bonds issued by DEDA for DPL’s benefit; (ii) to fund the redemption, prior to maturity, of $31 million of tax-exempt bonds issued by DEDA for DPL’s benefit; and (iii) for general corporate purposes.

Bond Redemptions

During 2012, all of the $38.3 million of the outstanding 5.375% pollution control revenue refunding bonds issued by IDA for Pepco’s benefit were redeemed. In connection with the redemption, Pepco redeemed all of the $38.3 million outstanding of its 5.375% first mortgage bonds due in 2024 that secured the obligations under the pollution control bonds.

During 2012, DPL funded the redemption by DEDA, prior to maturity, of $65.7 million of outstanding tax-exempt pollution control refunding revenue bonds issued by DEDA for DPL’s benefit, as described above. Of the pollution control refunding revenue bonds redeemed, $34.5 million in aggregate principal amount bore interest at 0.75% per year and matured in 2026, $15.0 million in aggregate principal amount bore interest at 1.80% per year and matured in 2025, and $16.2 million in aggregate principal amount bore interest at 2.30% per year and matured in 2028. In connection with such redemption, on June 1, 2012, DPL redeemed, prior to maturity, all of the $34.5 million in aggregate principal amount outstanding of its 0.75% first mortgage bonds due 2026 that secured the obligations under one of the series of pollution control refunding revenue bonds redeemed by DEDA.

PEPCO HOLDINGS

During 2012, DPL redeemed, prior to maturity, $31 million of 5.20% tax-exempt pollution control refunding revenue bonds due 2019, issued by DEDA for DPL’s benefit. Contemporaneously with this redemption, DPL redeemed $31 million of its outstanding 5.20% first mortgage bonds due 2019 that secured the obligations under the pollution control bonds.

During 2012, ACE redeemed, prior to maturity, $4 million of 5.60% tax-exempt pollution control revenue bonds due 2025 issued by the Industrial Pollution Control Financing Authority of Salem County, New Jersey for ACE’s benefit. Contemporaneously with this redemption, ACE redeemed, prior to maturity, $4 million of its outstanding 5.60% first mortgage bonds due 2025 that secured the obligations under the pollution control bonds.

Short-Term Debt

PHI and its regulated utility subsidiaries have traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes, and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements. A detail of the components of PHI’s short-term debt at December 31, 2012 and 2011 is as follows:

	2012	2011
	(millions of dollars)
Commercial paper	$637	$586
Variable rate demand bonds	128	146
Term loan agreement	200	—

Total	$965	$732

Commercial Paper

PHI, Pepco, DPL and ACE maintain ongoing commercial paper programs to address short-term liquidity needs. As of December 31, 2012, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $250 million, respectively, subject to available borrowing capacity under the credit facility.

PHI, Pepco, DPL and ACE had $264 million, $231 million, $32 million and $110 million, respectively, of commercial paper outstanding at December 31, 2012. The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during 2012 was 0.87%, 0.43%, 0.43% and 0.41%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during 2012 was ten, five, four and three days, respectively.

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

Variable Rate Demand Bonds

PHI’s utility subsidiaries DPL and ACE, each have outstanding obligations in respect of Variable Rate Demand Bonds (VRDB). VRDBs are subject to repayment on the demand of the holders and, for this reason, are accounted for as short-term debt in accordance with GAAP. However, bonds submitted for purchase are remarketed by a remarketing agent on a best efforts basis. PHI expects that any bonds submitted for purchase will be remarketed successfully due to the creditworthiness of the issuer and, as

PEPCO HOLDINGS

applicable, the credit support, and because the remarketing resets the interest rate to the then-current market rate. The bonds may be converted to a fixed-rate, fixed-term option to establish a maturity which corresponds to the date of final maturity of the bonds. On this basis, PHI views VRDBs as a source of long-term financing. As of December 31, 2012, $105 million of VRDBs issued by DPL (of which $72 million was secured by Collateral First Mortgage Bonds issued by DPL) and $23 million of VRDBs issued by ACE were outstanding.

The VRDBs outstanding at December 31, 2012 mature as follows: 2014 to 2017 ($49 million), 2024 ($33 million) and 2028 to 2029 ($46 million). The weighted average interest rate for VRDBs was 0.34% during 2012 and 0.44% during 2011.

Credit Facility

PHI, Pepco, DPL and ACE maintain an unsecured syndicated credit facility to provide for their respective liquidity needs, including obtaining letters of credit, borrowing for general corporate purposes and supporting their commercial paper programs. On August 1, 2011, PHI, Pepco, DPL and ACE entered into an amended and restated credit agreement, which, among other changes, extended the expiration date of the facility to August 1, 2016. On August 2, 2012, the amended and restated credit agreement was amended to extend the term of the credit facility to August 1, 2017 and to amend the pricing schedule to decrease certain fees and interest rates payable to the lenders under the facility.

The aggregate borrowing limit under the amended and restated credit facility is $1.5 billion, all or any portion of which may be used to obtain loans and up to $500 million of which may be used to obtain letters of credit. The facility also includes a swingline loan sub-facility, pursuant to which each company may make same day borrowings in an aggregate amount not to exceed 10% of the total amount of the facility. Any swingline loan must be repaid by the borrower within fourteen days of receipt. The credit sublimit at December 31, 2012 was $650 million for PHI, $350 million for Pepco and $250 million for each of DPL and ACE. The sublimits may be increased or decreased by the individual borrower during the term of the facility, except that (i) the sum of all of the borrower sublimits following any such increase or decrease must equal the total amount of the facility, and (ii) the aggregate amount of credit used at any given time by (a) PHI may not exceed $1.25 billion, and (b) each of Pepco, DPL or ACE may not exceed the lesser of $500 million or the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the sublimit reallocations may not exceed eight per year during the term of the facility.

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month London Interbank Offered Rate (LIBOR) plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of December 31, 2012.

PEPCO HOLDINGS

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At December 31, 2012 and 2011, the amount of cash plus unused borrowing capacity under the credit facility available to meet the future liquidity needs of PHI and its utility subsidiaries on a consolidated basis totaled $861 million and $994 million, respectively. PHI’s utility subsidiaries had combined cash and unused borrowing capacity under the credit facility of $477 million and $711 million at December 31, 2012 and 2011, respectively.

Term Loan Agreement

During 2012, PHI entered into a $200 million term loan agreement, pursuant to which PHI has borrowed (and may not reborrow) $200 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to LIBOR with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.875%. PHI’s Eurodollar borrowings under the loan agreement may be converted into floating rate loans under certain circumstances, and, in that event, for so long as any loan remains a floating rate loan, interest would accrue on that loan at a rate per year equal to (i) the highest of (a) the prevailing prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the one-month Eurodollar rate plus 1%, plus (ii) a margin of 0.875%. As of December 31, 2012, outstanding borrowings under the loan agreement bore interest at an annual rate of 1.095%, which is subject to adjustment from time to time. All borrowings under the loan agreement are unsecured, and the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement, must be repaid in full on or before April 23, 2013.

PHI used the net proceeds of the borrowings under the term loan agreement to repay outstanding commercial paper obligations and for general corporate purposes. Under the terms of the term loan agreement, PHI must maintain compliance with specified covenants, including (i) the requirement that PHI maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the loan agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than certain permitted sales and dispositions, and (iii) a restriction on the incurrence of liens (other than liens permitted by the loan agreement) on the assets of PHI or any of its significant subsidiaries. The loan agreement does not include any rating triggers. PHI was in compliance with all covenants under this agreement as of December 31, 2012.

Loss on Extinguishment of Debt

During 2010, PHI recorded a pre-tax loss on extinguishment of debt of $189 million ($113 million after-tax), which is further discussed below.

During 2010, PHI purchased, pursuant to a cash tender offer, $640 million in principal amount of its 6.45% Senior Notes due 2012 (6.45% Notes), redeemed the remaining $110 million of outstanding 6.45% Notes, and purchased, pursuant to a cash tender offer, $129 million of its 6.125% Senior Notes due 2017 (6.125% Notes) and $65 million of 7.45% Senior Notes due 2032 (7.45% Notes). In connection with these transactions, PHI recorded a pre-tax loss on extinguishment of debt of $120 million.

PEPCO HOLDINGS

During 2010, PHI purchased, pursuant to a cash tender offer, an additional $40 million of outstanding 6.125% Notes. In addition, PHI redeemed all of its $200 million 6% Notes due 2019 and $10 million of its 5.9% Notes due 2016. PHI recorded a pre-tax loss on extinguishment of debt of approximately $54 million in 2010 in connection with this transaction.

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

As of December 31, 2012, Pepco Energy Services had posted net cash collateral of $25 million and letters of credit of less than $1 million. At December 31, 2011, Pepco Energy Services had posted net cash collateral of $112 million and letters of credit of $1 million.

At December 31, 2012 and 2011, the amount of cash, plus borrowing capacity under PHI’s credit facility available to meet the future liquidity needs of Pepco Energy Services, totaled $384 million and $283 million, respectively.

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

PEPCO HOLDINGS

The provision for consolidated income taxes, reconciliation of consolidated income tax expense, and components of consolidated deferred tax liabilities (assets) are shown below.

Provision for Consolidated Income Taxes – Continuing Operations

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Current Tax (Benefit) Expense
Federal	$(76)	$9	$(270)
State and local	(39)	4	(50)

Total Current Tax (Benefit) Expense	(115)	13	(320)

Deferred Tax Expense (Benefit)
Federal	216	121	300
State and local	58	19	34
Investment tax credit amortization	(3)	(4)	(3)

Total Deferred Tax Expense	271	136	331

Total Consolidated Income Tax Expense Related to Continuing Operations	$156	$149	$11

Reconciliation of Consolidated Income Tax Expense – Continuing Operations

	For the Year Ended December 31,
	2012		2011		2010
	(millions of dollars)
Income tax at Federal statutory rate	$154	35.0%	$143	35.0%	$52	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	21	4.8%	22	5.4%	—	—
Asset removal costs	(11)	(2.5)%	(7)	(1.7)%	(3)	(2.2)%
Change in estimates and interest related to uncertain and effectively settled tax positions	(8)	(1.8)%	(11)	(2.7)%	(6)	(4.0)%
Change in state deferred tax balances as a result of restructuring	—	—	—	—	(6)	(4.0)%
Cross-border energy lease investments	12	2.7%	16	3.9%	(5)	(3.3)%
Deferred tax basis adjustments	(1)	(0.2)%	2	0.5%	(3)	(2.0)%
Depreciation	(1)	(0.2)%	—	—	(3)	(2.0)%
Investment tax credit amortization	(3)	(0.7)%	(4)	(1.0)%	(4)	(2.7)%
Reversal of valuation allowances	—	—	—	—	(8)	(5.3)%
State tax benefits related to prior years’ asset dispositions	—	—	(4)	(1.0)%	—	—
Other, net	(7)	(1.7)%	(8)	(2.0)%	(3)	(2.2)%

Consolidated Income Tax Expense Related to Continuing Operations	$156	35.4%	$149	36.4%	$11	7.3%

PEPCO HOLDINGS

Year ended December 31, 2012

The effective income tax rate for the year ended December 31, 2012 reflects charges related to the recognition of the tax consequences associated with the early termination of cross-border energy leases in the third quarter of 2012 of $16 million as discussed in Note (8), “Leasing Activities.”

In addition, the effective income tax rate for the year ended December 31, 2012 includes income tax benefits of $10 million related to uncertain and effectively settled tax positions, primarily due to the effective settlement with the IRS in the first quarter of 2012 with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position in Pepco.

The rate for the year ended December 31, 2012 also reflects an increase in deductible asset removal costs for Pepco in 2012 related to a higher level of asset retirements.

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

As discussed further in Note (8), “Leasing Activities,” during the second quarter of 2011, PHI terminated early its interest in certain cross-border energy leases prior to the end of their stated terms. As a result, PHI recognized a $22 million charge related to the tax consequences associated with the early terminations.

In addition, as discussed further in Note (16), “Commitments and Contingencies – District of Columbia Tax Legislation,” on June 14, 2011, the Council of the District of Columbia approved the Fiscal Year 2012 Budget Support Act of 2011 (the Budget Support Act). The Budget Support Act includes a provision that requires corporate taxpayers in the District of Columbia to calculate taxable income allocable or apportioned to the District by reference to the income and apportionment factors applicable to commonly controlled entities organized within the United States that are engaged in a unitary business. Previously, only the income of companies with direct nexus to the District of Columbia was taxed. As a result of the change, during 2011 PHI recorded additional state income tax expense of $2 million.

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

PEPCO HOLDINGS

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

Components of Consolidated Deferred Tax Liabilities (Assets)

	At December 31,
	2012	2011
	(millions of dollars)
Deferred Tax Liabilities (Assets)
Depreciation and other basis differences related to plant and equipment	$2,299	$1,871
Deferred electric service and electric restructuring liabilities	110	131
Cross-border energy lease investments	756	793
Federal and state net operating losses	(394)	(220)
Valuation allowances on state net operating losses	21	21
Pension and other postretirement benefits	128	130
Deferred taxes on amounts to be collected through future rates	58	47
Other	172	32

Total Deferred Tax Liabilities, net	3,150	2,805
Deferred tax assets included in Current Assets	28	59
Deferred tax liabilities included in Other Current Liabilities	(2)	(1)

Total Consolidated Deferred Tax Liabilities, net non-current	$3,176	$2,863

The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement basis and tax basis of assets and liabilities. The portion of the net deferred tax liability applicable to PHI’s utility operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net, and is recorded as a Regulatory asset on the balance sheet. Federal and state net operating losses generally expire over 20 years from 2029 to 2032.

The Tax Reform Act of 1986 repealed the investment tax credit for property placed in service after December 31, 1985, except for certain transition property. Investment tax credits previously earned on Pepco’s, DPL’s and ACE’s property continue to be amortized to income over the useful lives of the related property.

PEPCO HOLDINGS

Reconciliation of Beginning and Ending Balances of Unrecognized Tax Benefits

	2012	2011	2010
	(millions of dollars)
Beginning balance as of January 1,	$357	$395	$246
Tax positions related to current year:
Additions	1	2	150
Reductions	—	—	—
Tax positions related to prior years:
Additions	79	20	35
Reductions	(235)	(57)	(36)
Settlements	(2)	(3)	—

Ending balance as of December 31,	$200	$357	$395

Unrecognized Benefits That, If Recognized, Would Affect the Effective Tax Rate

Unrecognized tax benefits are related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either measured the tax benefit at an amount less than the benefit claimed or expected to be claimed, or has concluded that it is not more likely than not that the tax position will be ultimately sustained. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. Unrecognized tax benefits at December 31, 2012 included $36 million that, if recognized, would lower the effective tax rate.

Interest and Penalties

PHI recognizes interest and penalties relating to its uncertain tax positions as an element of income tax expense. For the years ended December 31, 2012, 2011 and 2010, PHI recognized $23 million of pre-tax interest income ($14 million after-tax), $23 million of pre-tax interest income ($14 million after-tax), and $2 million of pre-tax interest income ($1 million after-tax), respectively, as a component of income tax expense related to continuing operations. As of December 31, 2012, 2011 and 2010, PHI had accrued interest receivable of $10 million, accrued interest payable of $4 million and accrued interest payable of $12 million, respectively, related to effectively settled and uncertain tax positions.

Possible Changes to Unrecognized Tax Benefits

It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of PHI’s uncertain tax positions will significantly increase or decrease within the next 12 months. The possible resolution of the cross-border energy lease investments issue, the 2003 to 2008 Federal audits or state audits could impact the balances and related interest accruals significantly. See Note (16), “Commitments and Contingencies” and Note (20), “Subsequent Event,” for additional discussion.

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

PEPCO HOLDINGS

Resolution of Certain IRS Audit Matters

In 2010, PHI resolved all tax matters that were raised in IRS audits related to the 2001 and 2002 tax years except for the cross-border energy lease issue. Adjustments recorded relating to these resolved tax matters resulted in a $1 million increase in income tax expense exclusive of interest.

Other Taxes

Other taxes for continuing operations are shown below. The annual amounts include $426 million, $445 million and $427 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to Power Delivery, which are recoverable through rates.

	2012	2011	2010
	(millions of dollars)
Gross Receipts/Delivery	$135	$145	$145
Property	75	71	70
County Fuel and Energy	160	170	154
Environmental, Use and Other	62	65	65

Total	$432	$451	$434

(13) STOCK-BASED COMPENSATION, DIVIDEND RESTRICTIONS, AND CALCULATIONS OF EARNINGS PER SHARE OF COMMON STOCK

Stock-Based Compensation

Pepco Holdings maintains a Long-Term Incentive Plan (LTIP) and a 2012 Long-Term Incentive Plan (2012 LTIP), the objective of each of which is to increase shareholder value by providing long-term and equity incentives to reward officers, key employees and non-employee directors of Pepco Holdings and its subsidiaries and to increase the ownership of Pepco Holdings common stock by such individuals. Any officer, key employee or non-employee director of Pepco Holdings or its subsidiaries may be designated as a participant. Under these plans, awards to officers, key employees and non-employee directors may be in the form of restricted stock, restricted stock units, stock options, performance shares and/or units, stock appreciation rights, unrestricted stock and dividend equivalents. At inception, 10 million and 8 million shares of common stock were authorized for issuance under the LTIP and the 2012 LTIP, respectively. The LTIP expired in accordance with its terms in 2012 and no new awards may be granted thereunder.

Total stock-based compensation expense recorded in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 was $11 million, $6 million and $5 million, respectively, all of which was associated with restricted stock and restricted stock unit awards.

No material amount of stock compensation expense was capitalized for the years ended December 31, 2012, 2011 and 2010.

PEPCO HOLDINGS

Restricted Stock and Restricted Stock Unit Awards

Description of awards

A number of programs have been established under the LTIP and the 2012 LTIP involving the issuance of restricted stock and restricted stock unit awards, including awards of performance-based restricted stock units, time-based restricted stock and restricted stock units, and retention restricted stock and restricted stock units. A summary of each of these programs is as follows:

•

Under the performance-based program, performance criteria are selected and measured over the specified performance period. Depending on the extent to which the performance criteria are satisfied, the participants are eligible to earn shares of common stock at the end of the performance period, ranging from 25% to 200% of the target award, and dividend equivalents accrued thereon.

•

Generally, time-based restricted stock and restricted stock unit award opportunities have a requisite service period of up to three years and, with respect to restricted stock awards, participants have the right to receive dividends on the shares during the vesting period. Under restricted stock unit awards, dividends are credited quarterly in the form of additional restricted stock units, which are paid when vested at the end of the service period.

•

In January, April and September 2012, retention awards in the form of 150,330 time-based and performance-based restricted stock units and 5,305 shares of unrestricted stock were granted to certain PHI executives. The time-based retention awards have a vesting period of three years, and the performance-based retention awards have a one-year performance period and are subject to the continued employment of the executive at the end of the performance period.

•

In May and September 2012, restricted stock units were granted to each non-employee director under the 2012 LTIP. A total of 40,749 units were granted and vest over a service period which ends upon the first to occur of (i) one year after the date of grant or (ii) the date of the next annual meeting of stockholders.

Activity for the year

The 2012 activity for non-vested, time-based restricted stock, restricted stock units and performance-based restricted stock unit awards, including retention awards, is summarized in the table below. For performance-based restricted stock unit awards, the table reflects awards projected to achieve 100% of targeted performance criteria for the 2010-2012, 2011-2013 and 2012-2014 award cycles.

	Number of Shares	Total Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2012
Time-based restricted stock	241,689		$16.74
Time-based restricted stock units	170,531		18.87
Performance-based restricted stock units	765,139		19.28

Total		1,177,359

Granted during 2012
Unrestricted stock award	5,305		18.85
Time-based restricted stock units	342,673		19.69
Performance-based restricted stock units	412,503		21.13

Total		760,481

Vested during 2012
Unrestricted stock award	(5,305)		18.85
Time-based restricted stock	(107,054)		16.96
Time-based restricted stock units	—		—
Performance-based restricted stock units	(145,246)		17.02

Total		(257,605)

Forfeited during 2012
Time-based restricted stock	(28)		17.72
Time-based restricted stock units	—		—
Performance-based restricted stock units	—		—

Total		(28)

Balance at December 31, 2012
Time-based restricted stock	134,607		16.56
Time-based restricted stock units	513,204		19.42
Performance-based restricted stock units	1,032,396		20.34

Total		1,680,207

PEPCO HOLDINGS

Grants included in the table above reflect 2012 grants of performance-based and retention restricted stock units, time-based and retention restricted stock units and unrestricted stock awards. PHI recognizes compensation expense related to performance-based restricted stock unit awards and time-based restricted stock and restricted stock unit awards based on the fair value of the awards at date of grant. The fair value is based on the market value of PHI common stock at the date the award opportunity is granted. The estimated fair value of the performance-based awards is also a function of PHI’s projected future performance relative to established performance criteria and the resulting payout of shares based on the achieved performance levels. PHI employed a Monte Carlo simulation to forecast PHI’s performance relative to the performance criteria and to estimate the potential payout of shares under the performance-based awards.

The following table provides the weighted average grant date fair value of those awards granted during each of the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Weighted average grant-date fair value of each award of time-based restricted stock and unrestricted stock awards granted during the year	$18.85	$—	$16.55

Weighted average grant-date fair value of each time-based restricted stock unit granted during the year	$19.69	$18.87	$—

Weighted average grant-date fair value of each performance-based restricted stock unit granted during the year	$21.13	$19.56	$20.11

As of December 31, 2012, there was approximately $13 million of future compensation cost (net of estimated forfeitures) related to non-vested restricted stock awards and restricted stock unit awards granted under the LTIP and the 2012 LTIP that PHI expects to recognize over a weighted-average period of approximately two years.

Stock options

Stock options to purchase shares of PHI’s common stock granted under the LTIP and the 2012 LTIP must have an exercise price at least equal to the fair market value of the underlying stock on the grant date. Stock options generally become exercisable on a specified vesting date or dates. All stock options must have an expiration date of no greater than ten years from the date of grant. No options have been granted under the LTIP since 2002. As of January 1, 2012, 30,925 options were outstanding at a weighted average exercise price of $20.75 and a weighted-average remaining contractual term of 0.03 years. As of December 31, 2012, all outstanding stock options under predecessor plans have expired. Total intrinsic value and tax benefits recognized for stock options exercised in 2011 and 2010 were immaterial. No options were exercised in 2012.

PEPCO HOLDINGS

Non-employee directors were entitled, under the terms of the LTIP, to a grant on May 1 of each year of a nonqualified stock option for 1,000 shares of common stock. However, the Board of Directors previously determined not to make these grants and the LTIP expired by its terms on August 1, 2012.

Directors’ Deferred Compensation

Under the Pepco Holdings’ Executive and Director Deferred Compensation Plan, Pepco Holdings non-employee directors may elect to defer all or part of their cash retainer and meeting fees. Deferred retainer or meeting fees, at the election of the director, can be credited with interest at the prime rate or the return on selected investment funds or can be deemed invested in phantom shares of Pepco Holdings common stock on which dividend equivalent accruals are credited when dividends are paid on the common stock (or a combination of these options). All deferrals are settled in cash. The amount deferred by directors for each of the years ended December 31, 2012, 2011 and 2010 was not material.

Compensation expense recognized in respect of dividends and the increase in fair value for each of the years ended December 31, 2012, 2011 and 2010 was not material. The deferred compensation balance under this program was approximately $1 million at December 31, 2012 and 2011.

A separate deferral option under the 2012 LTIP gives non-employee directors the right to elect to defer the receipt of common stock upon vesting of restricted stock unit awards.

Dividend Restrictions

PHI, on a stand-alone basis, generates no operating income of its own. Accordingly, its ability to pay dividends to its shareholders depends on dividends received from its subsidiaries. In addition to their future financial performance, the ability of PHI’s direct and indirect subsidiaries to pay dividends is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends and, in the case of ACE, the regulatory requirement that it obtain the prior approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%; (ii) the prior rights of holders of mortgage bonds and other long-term debt issued by the subsidiaries, and any other restrictions imposed in connection with the incurrence of liabilities; and (iii) certain provisions of ACE’s charter that impose restrictions on payment of common stock dividends for the benefit of preferred stockholders. Pepco, DPL and ACE have no shares of preferred stock outstanding at December 31, 2012. Currently, the capitalization ratio limitation to which ACE is subject and the restriction in the ACE charter do not limit ACE’s ability to pay common stock dividends. PHI had approximately $1,109 million and $1,072 million of retained earnings free of restrictions at December 31, 2012 and 2011, respectively. These amounts represent the total retained earnings balances at those dates.

For the years ended December 31, Pepco Holdings received dividends from its subsidiaries as follows:

Subsidiary	2012	2011	2010
	(millions of dollars)
Pepco	$35	$25	$115
DPL	—	60	23
ACE	35	—	35

Total	$70	$85	$173

PEPCO HOLDINGS

Calculations of Earnings per Share of Common Stock

The numerator and denominator for basic and diluted earnings per share of common stock calculations are shown below.

	For the Years Ended December 31 ,
	2012	2011	2010
	(millions of dollars, except per share data)
Income (Numerator):

Net income from continuing operations	$285	$260	$139
Net loss from discontinued operations	—	(3)	(107)

Net income	$285	$257	$32

Shares (Denominator) (in millions):
Weighted average shares outstanding for basic computation:
Average shares outstanding	229	226	224
Adjustment to shares outstanding	—	—	—

Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	229	226	224
Net effect of potentially dilutive shares (a)	1	—	—

Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	230	226	224

Basic earnings per share of common stock from continuing operations	$1.25	$1.15	$0.62
Basic loss per share of common stock from discontinued operations	—	(0.01)	(0.48)

Basic earnings per share	$1.25	$1.14	$0.14

Diluted earnings per share of common stock from continuing operations	$1.24	$1.15	$0.62
Diluted loss per share of common stock from discontinued operations	—	(0.01)	(0.48)

Diluted earnings per share	$1.24	$1.14	$0.14

(a)	The number of options to purchase shares of common stock that were excluded from the calculation of diluted earnings per share as they are considered to be anti-dilutive were zero, 14,900 and 280,266 for the years ended December 31, 2012, 2011 and 2010, respectively.

Equity Forward Transaction

During 2012, PHI entered into an equity forward transaction in connection with a public offering of 17,922,077 shares of PHI common stock. The use of an equity forward transaction substantially eliminates future equity market price risk by fixing a common equity offering sales price under the then existing market conditions, while mitigating immediate share dilution resulting from the offering by postponing the actual issuance of common stock until funds are needed in accordance with PHI’s capital investment and regulatory plans.

Pursuant to the terms of this transaction, a forward counterparty borrowed 17,922,077 shares of PHI’s common stock from third parties and sold them to a group of underwriters for $19.25 per share, less an underwriting discount equal to $0.67375 per share.

The equity forward transaction had no initial fair value since it was entered into at the then market price of the common stock. PHI did not receive any proceeds from the sale of common stock until the equity forward transaction was settled, and at that time PHI recorded the proceeds in equity. PHI concluded that the equity forward transaction was an equity instrument based on the accounting guidance in ASC 480 and ASC 815, and that it qualified for an exception from derivative accounting under ASC 815 because the forward sale transaction was indexed to its own stock.

PEPCO HOLDINGS

As allowed by the terms of the transaction, PHI physically settled the equity forward transaction on February 27, 2013 by issuing 17,922,077 shares of common stock at $17.39 per share to the forward counterparty. The proceeds of approximately $312 million were used to pay down outstanding commercial paper, a portion of which was issued in order to make capital contributions to the utilities, and for general corporate purposes.

During 2012, the equity forward transaction was reflected in PHI’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of PHI’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the equity forward transaction less the number of shares that could be purchased by PHI in the market (based on the average market price during that reporting period) using the proceeds receivable upon settlement of the equity forward transaction (based on the adjusted forward sale price at the end of that reporting period). The excess number of shares is weighted for the portion of the reporting period in which the equity forward transaction is outstanding. For the year ended December 31, 2012, the equity forward transaction had a dilutive effect of $0.01 on PHI’s earnings per share.

Shareholder Dividend Reinvestment Plan

PHI maintains a Shareholder Dividend Reinvestment Plan (DRP) through which shareholders may reinvest cash dividends. In addition, existing shareholders can make purchases of shares of PHI common stock through the investment of not less than $25 each calendar month nor more than $200,000 each calendar year. Shares of common stock purchased through the DRP may be new shares or, at the election of PHI, shares purchased in the open market or in negotiated transactions. Approximately 2 million new shares were issued and sold under the DRP in each of 2012, 2011 and 2010.

Pepco Holdings Common Stock Reserved and Unissued

The following table presents Pepco Holdings’ common stock reserved and unissued at December 31, 2012:

Name of Plan	Number of Shares (a)
DRP	1,786,871
Conectiv Incentive Compensation Plan (b)	1,093,701
Potomac Electric Power Company Long-Term Incentive Plan (b)	298,543
Pepco Holdings Long-Term Incentive Plan (b)	7,665,981
Pepco Holdings 2012 Long-Term Incentive Plan	8,000,000
Pepco Holdings Non-Management Directors Compensation Plan	457,211
Pepco Holdings Retirement Savings Plan	604,075

Total	19,906,382

(a)	Excludes up to 31 million shares authorized by the Board of Directors on February 23, 2012 for potential issuance pursuant to the terms of the equity forward transaction.
(b)	No further awards will be made under this plan.

PEPCO HOLDINGS

(14) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

PEPCO HOLDINGS

The tables below identify the balance sheet location and fair values of derivative instruments as of December 31, 2012 and 2011:

	As of December 31, 2012
Balance Sheet Caption	Derivatives Designated as Hedging Instruments (a)	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$—	$1	$1	$—	$1
Derivative assets (non-current assets)	—	8	8	—	8

Total Derivative assets	—	9	9	—	9

Derivative liabilities (current liabilities)	(10)	(13)	(23)	16	(7)
Derivative liabilities (non-current liabilities)	(1)	(12)	(13)	2	(11)

Total Derivative liabilities	(11)	(25)	(36)	18	(18)

Net Derivative (liability) asset	$(11)	$(16)	$(27)	$18	$(9)

(a)	Amounts included in Derivatives Designated as Hedging Instruments primarily consist of derivatives that were designated as cash flow hedges prior to Pepco Energy Services’ election to discontinue cash flow hedge accounting for these derivatives.

	As of December 31, 2011
Balance Sheet Caption	Derivatives Designated as Hedging Instruments(a)	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$17	$6	$23	$(18)	$5
Derivative assets (non-current assets)	—	1	1	(1)	—

Total Derivative assets	17	7	24	(19)	5

Derivative liabilities (current liabilities)	(55)	(48)	(103)	77	(26)
Derivative liabilities (non-current liabilities)	(11)	(10)	(21)	15	(6)

Total Derivative liabilities	(66)	(58)	(124)	92	(32)

Net Derivative (liability) asset	$(49)	$(51)	$(100)	$73	$(27)

(a)	Amounts included in Derivatives Designated as Hedging Instruments primarily consist of derivatives that were designated as cash flow hedges prior to Pepco Energy Services’ election to discontinue cash flow hedge accounting for these derivatives.

Under FASB guidance on the offsetting of balance sheet accounts (ASC 210-20), PHI offsets the fair value amounts recognized for derivative instruments and the fair value amounts recognized for related collateral positions executed with the same counterparty under master netting agreements. The amount of cash collateral that was offset against these derivative positions is as follows:

	December 31, 2012	December 31, 2011
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim (a)	$18	$73

(a)	Includes cash deposits on commodity brokerage accounts.

As of December 31, 2012 and 2011, all PHI cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

PEPCO HOLDINGS

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

Pepco Energy Services

For energy commodity contracts that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCL and is reclassified into income in the same period or periods during which the hedged transactions affect income. Gains and losses on the derivative that are related to hedge ineffectiveness or the forecasted hedged transaction being probable not to occur are recognized in income. Pepco Energy Services has elected to no longer apply cash flow hedge accounting to certain of its electricity derivatives and all of its natural gas derivatives. Amounts included in AOCL for these cash flow hedges as of December 31, 2012 and 2011 represent net losses on derivatives prior to the election to discontinue cash flow hedge accounting less amounts reclassified into income as the hedged transactions occur or because the hedged transactions were deemed probable not to occur. Gains or losses on these derivatives after the election to discontinue cash flow hedge accounting are recognized in income.

The cash flow hedge activity during the years ended December 31, 2012, 2011 and 2010 is provided in the tables below:

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Amount of net pre-tax loss arising during the period included in accumulated other comprehensive loss	$—	$—	$(100)

Amount of net pre-tax loss reclassified into income:
Effective portion:
Fuel and purchased energy expense	38	80	135
Ineffective portion: (a)
Revenue	1	1	—

Total net pre-tax loss reclassified into income	39	81	135

Net pre-tax gain on commodity derivatives included in other comprehensive loss	$39	$81	$35

(a)	Included in the above table is a loss of $1 million for the years ended December 31, 2012 and 2011, respectively, which was reclassified from AOCL to income because the forecasted hedged transactions were deemed probable not to occur.

As of December 31, 2012 and 2011, Pepco Energy Services had the following types and quantities of outstanding energy commodity contracts employed as cash flow hedges of forecasted purchases and forecasted sales.

	Quantities
Commodity	December 31, 2012	December 31, 2011
Forecasted Purchases Hedges
Electricity (Megawatt hours (MWh))	—	614,560

Forecasted Sales Hedges
Electricity (MWh)	—	614,560

PEPCO HOLDINGS

Power Delivery

All premiums paid and other transaction costs incurred as part of DPL’s natural gas hedging activity, in addition to all of DPL’s gains and losses related to hedging activities, are deferred under FASB guidance on regulated operations until recovered from customers based on the fuel adjustment clause approved by the DPSC. The following table indicates the net unrealized derivative losses arising during the period that were deferred as Regulatory assets and the net realized losses recognized in the consolidated statements of income (through Fuel and purchased energy expense) that were also deferred as Regulatory assets for the years ended December 31, 2012, 2011 and 2010 associated with cash flow hedges:

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Net unrealized loss arising during the period	$—	$—	$(9)
Net realized loss recognized during the period	—	(5)	(13)

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss

The tables below provide details regarding effective cash flow hedges included in PHI’s consolidated balance sheets as of December 31, 2012 and 2011. Cash flow hedges are marked to market on the consolidated balance sheet with corresponding adjustments to AOCL for effective cash flow hedges. As of December 31, 2012, $11 million of the losses in AOCL were associated with derivatives that Pepco Energy Services previously designated as cash flow hedges. Although Pepco Energy Services no longer designates these derivatives as cash flow hedges, gains or losses previously deferred in AOCL prior to the decision to discontinue cash flow hedge accounting will remain in AOCL until the hedged forecasted transaction occurs unless it is deemed probable that the hedged forecasted transaction will not occur. The data in the following tables indicate the cumulative net loss after-tax related to effective cash flow hedges by contract type included in AOCL, the portion of AOCL expected to be reclassified to income during the next 12 months, and the maximum hedge or deferral term:

Contracts	As of December 31, 2012		Maximum Term
	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Energy commodity (a)	$6	$5	17 months
Interest rate	10	1	236 months

Total	$16	$6

(a)	The unrealized derivative losses recorded in AOCL relate to forecasted physical natural gas and electricity purchases which are used to supply retail natural gas and electricity contracts that are in gain positions and subject to accrual accounting. Under accrual accounting, no asset is recorded on PHI’s consolidated balance sheet and the purchase cost is not recognized until the period of distribution.

Contracts	As of December 31, 2011		Maximum Term
	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Energy commodity (a)	$29	$23	29 months
Interest rate	10	1	248 months

Total	$39	$24

(a)	The unrealized derivative losses recorded in AOCL relate to forecasted physical natural gas and electricity purchases which are used to supply retail natural gas and electricity contracts that are in gain positions and subject to accrual accounting. Under accrual accounting, no asset is recorded on PHI’s consolidated balance sheet and the purchase cost is not recognized until the period of distribution.

PEPCO HOLDINGS

Other Derivative Activity

Pepco Energy Services

Pepco Energy Services holds certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the balance sheet with the gain or loss for changes in fair value recorded through Fuel and purchased energy expense.

For the years ended December 31, 2012, 2011 and 2010, the amount of the derivative gain (loss) for Pepco Energy Services recognized in income is provided in the table below:

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars)

Reclassification of mark-to-market to realized on settlement of contracts	$27	$—	$2

Unrealized mark-to-market loss	(3)	(30)	(3)

Total net gain (loss)	$24	$(30)	$(1)

As of December 31, 2012 and 2011, Pepco Energy Services had the following net outstanding commodity forward contract quantities and net position on derivatives that did not qualify for hedge accounting:

	December 31, 2012		December 31, 2011
Commodity	Quantity	Net Position	Quantity	Net Position
Financial transmission rights (MWh)	181,008	Long	267,480	Long
Electric capacity (MW-Days)	—	—	12,920	Long
Electricity (MWh)	261,240	Long	788,280	Long
Natural gas (one Million British Thermal Units (MMBtu))	2,867,500	Long	24,550,257	Long

PEPCO HOLDINGS

Power Delivery

DPL and ACE have certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the consolidated balance sheets with the gain or loss for changes in fair value recorded in income. In accordance with FASB guidance on regulated operations, offsetting regulatory liabilities or regulatory assets are recorded on the consolidated balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause for DPL’s derivatives and the NJBPU order pertaining to the SOCAs within which ACE’s capacity derivatives are embedded. The following table indicates the net unrealized derivative losses arising during the period that were deferred as Regulatory assets and the net realized losses recognized in the consolidated statements of income (through Fuel and purchased energy expense) that were also deferred as Regulatory assets for the years ended December 31, 2012 and 2011 associated with these derivatives:

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Net unrealized loss arising during the period	$(6)	$(13)	$(20)
Net realized loss recognized during the period	(16)	(22)	(26)

As of December 31, 2012 and 2011, the quantities and positions of DPL’s net outstanding natural gas commodity forward contracts and ACE’s capacity derivatives associated with the SOCAs that did not qualify for hedge accounting were:

	December 31, 2012		December 31, 2011
Commodity	Quantity	Net Position	Quantity	Net Position
DPL – Natural gas (MMBtu)	3,838,000	Long	6,161,200	Long
ACE – Capacity (MWs)	180	Long	—	—

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

PEPCO HOLDINGS

The gross fair values of PHI’s derivative liabilities with credit risk-related contingent features as of December 31, 2012 and 2011, were $8 million and $54 million, respectively, before giving effect to offsetting transactions or collateral under master netting agreements. As of December 31, 2012, PHI had posted no cash collateral against its gross derivative liability, resulting in a net liability of $8 million. As of December 31, 2011, PHI had posted cash collateral of $1 million against its gross derivative liability, resulting in a net liability of $53 million. If PHI’s and DPL’s debt ratings had been downgraded below investment grade as of December 31, 2012 and 2011, PHI’s net settlement amounts, including both the fair value of its derivative liabilities and its normal purchase and normal sale contracts would have been approximately $40 million and $124 million, respectively, and PHI would have been required to post collateral with the counterparties of approximately $40 million and $123 million, respectively, in addition to that which was posted as of December 31, 2012 and 2011. The net settlement and additional collateral amounts reflect the effect of offsetting transactions under master netting agreements.

PHI’s primary source for posting cash collateral or letters of credit is its credit facility. At December 31, 2012 and 2011, the aggregate amount of cash plus borrowing capacity under the credit facility available to meet the future liquidity needs of PHI and its subsidiaries totaled $861 million and $994 million, respectively, of which $384 million and $283 million, respectively, was available to Pepco Energy Services.

(15) FAIR VALUE DISCLOSURES

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

PEPCO HOLDINGS

The following tables set forth, by level within the fair value hierarchy, PHI’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments (b)
Electricity (c)	$1	$—	$1	$—
Capacity (e)	8	—	—	8
Cash equivalents
Treasury fund	27	27	—	—
Executive deferred compensation plan assets
Money market funds	17	17	—	—
Life insurance contracts	60	—	42	18

	$113	$44	$43	$26

LIABILITIES
Derivative instruments (b)
Electricity (c)	$10	$—	$10	$—
Natural gas (d)	15	11	—	4
Capacity (e)	11	—	—	11
Executive deferred compensation plan liabilities
Life insurance contracts	28	—	28	—

	$64	$11	$38	$15

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2012.
(b)	The fair values of derivative assets and liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents wholesale electricity futures and swaps that are used mainly as part of Pepco Energy Services’ retail energy supply business.
(d)	Level 1 instruments represent wholesale gas futures and swaps that are used mainly as part of Pepco Energy Services’ retail energy supply business and level 3 instruments represent natural gas options purchased by DPL as part of a natural gas hedging program approved by the DPSC.
(e)	Represents derivatives associated with ACE SOCAs.

PEPCO HOLDINGS

	Fair Value Measurements at December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments (b)
Electricity (c)	$—	$—	$—	$—
Cash equivalents
Treasury fund	114	114	—	—
Executive deferred compensation plan assets
Money market funds	18	18	—	—
Life insurance contracts	60	—	43	17

	$192	$132	$43	$17

LIABILITIES
Derivative instruments (b)
Electricity (c)	$32	$—	$32	$—
Natural gas (d)	67	50	—	17
Capacity	1	—	1	—
Executive deferred compensation plan liabilities
Life insurance contracts	28	—	28	—

	$128	$50	$61	$17

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2011.
(b)	The fair value of derivative assets and liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents wholesale electricity futures and swaps that are used mainly as part of Pepco Energy Services’ retail energy supply business.
(d)	Level 1 instruments represent wholesale gas futures and swaps that are used mainly as part of Pepco Energy Services’ retail energy supply business and level 3 instruments represent natural gas options purchased by DPL as part of a natural gas hedging program approved by the DPSC, as well as Pepco Energy Services physical basis contracts.

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

PHI’s level 2 derivative instruments primarily consist of electricity derivatives at December 31, 2012. Level 2 power swaps are provided by a pricing service that uses liquid trading hub prices or liquid hub prices plus a congestion adder to estimate the fair value at zonal locations within trading hubs.

Executive deferred compensation plan assets consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of December 31, 2012. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

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

Derivative instruments categorized as level 3 include natural gas options used by DPL as part of a natural gas hedging program approved by the DPSC, natural gas physical basis contracts held by Pepco Energy Services, and capacity under the SOCAs entered into by ACE:

•

DPL applies a Black-Scholes model to value its options with inputs, such as forward price curves, contract prices, contract volumes, the risk-free rate and implied volatility factors, that are based on a range of historical NYMEX option prices. DPL maintains valuation policies and procedures and reviews the validity and relevance of the inputs used to estimate the fair value of its options.

•

The natural gas physical basis contracts held by Pepco Energy Services were valued using liquid hub prices plus a congestion adder. The congestion adder was an internally derived adder based on historical data and experience. Pepco Energy Services obtained the liquid hub prices from a third party and reviewed the valuation methodologies, inputs, and reasonableness of the congestion adder on a quarterly basis. As of December 31, 2012, all of these contracts have settled.

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

The table below summarizes the primary unobservable inputs used to determine the fair value of PHI’s level 3 instruments and the range of values that could be used for those inputs as of December 31, 2012:

Type of Instrument	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range
	(millions of dollars)
Natural gas options	$(4)	Option model	Volatility factor	1.57 –2.00
Capacity contracts, net	(3)	Discounted cash flow	Discount rate	5% - 9%

PEPCO HOLDINGS

PHI used values within these ranges as part of its fair value estimates. A significant change in any of the unobservable inputs within these ranges would have an insignificant impact on the reported fair value as of December 31, 2012.

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

Reconciliations of the beginning and ending balances of PHI’s fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 are shown below:

	Year Ended December 31, 2012
	Natural Gas	Life Insurance Contracts	Capacity
	(millions of dollars)
Beginning balance as of January 1	$(17)	$17	$—
Total gains (losses) (realized and unrealized):
Included in income	2	4	—
Included in accumulated other comprehensive loss	—	—	—
Included in regulatory liabilities	(2)	—	(3)
Purchases	—	—	—
Issuances	—	(3)	—
Settlements	13	—	—
Transfers in (out) of level 3	—	—	—

Ending balance as of December 31	$(4)	$18	$(3)

	Year Ended December 31, 2011
	Natural Gas	Life Insurance Contracts
	(millions of dollars)
Beginning balance as of January 1	$(23)	$19
Total gains (losses) (realized and unrealized):
Included in income	(4)	6
Included in accumulated other comprehensive loss	—	—
Included in regulatory liabilities	(10)	—
Purchases	—	—
Issuances	—	(3)
Settlements	19	(5)
Transfers in (out) of level 3	1	—

Ending balance as of December 31	$(17)	$17

PEPCO HOLDINGS

The breakdown of realized and unrealized gains or (losses) on level 3 instruments included in income as a component of Other income or Other operation and maintenance expense for the periods below were as follows:

	Year Ended December 31,
	2012	2011
	(millions of dollars)
Total net gains included in income for the period	$4	$2

Change in unrealized gains relating to assets still held at reporting date	$4	$2

Other Financial Instruments

The estimated fair values of PHI’s debt instruments that are measured at amortized cost in PHI’s consolidated financial statements and the associated level of the estimates within the fair value hierarchy as of December 31, 2012 are shown in the table below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$5,004	$204	$4,313	$487
Transition Bonds issued by ACE Funding (b)	341	—	341	—
Long-term project funding	13	—	—	13

	$5,358	$204	$4,654	$500

(a)	The carrying amount for Long-term debt is $4,177 million as of December 31, 2012.
(b)	The carrying amount for Transition Bonds issued by ACE Funding, including amounts due within one year, is $295 million as of December 31, 2012.

PEPCO HOLDINGS

The estimated fair values of PHI’s debt instruments at December 31, 2011 are shown below:

	December 31, 2011
	Carrying Amount	Fair Value
	(millions of dollars)
Long-term debt	$3,867	$4,577
Transition Bonds issued by ACE Funding	332	380
Long-term project funding	15	15

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

(16) COMMITMENTS AND CONTINGENCIES

General Litigation and Other Matters

In 1993, Pepco was served with Amended Complaints filed in the state Circuit Courts of Prince George’s County, Baltimore City and Baltimore County, Maryland in separate ongoing, consolidated proceedings known as “In re: Personal Injury Asbestos Case.” Pepco and other corporate entities were brought into these cases on a theory of premises liability. Under this theory, the plaintiffs argued that Pepco was negligent in not providing a safe work environment for employees or its contractors, who allegedly were exposed to asbestos while working on Pepco’s property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their complaints. While the pleadings were not entirely clear, it appeared that each plaintiff sought $2 million in compensatory damages and $4 million in punitive damages from each defendant. In the intervening years, most of the cases were voluntarily dismissed by the plaintiffs prior to their respective trial dates. At the beginning of the first quarter of 2012, there were approximately 90 cases pending against Pepco in the Maryland State Courts (excluding those tendered to Mirant Corporation (Mirant) for defense and indemnification in connection with the sale by Pepco of its generation assets to Mirant in 2000), with an aggregate amount of monetary damages sought of approximately $360 million. In March 2012, the parties to these consolidated proceedings (each represented by the same law firm) filed a stipulation of dismissal, by which the plaintiffs voluntarily dismissed Pepco as a defendant, eliminating any reasonably possible liability Pepco may have had with respect to these proceedings.

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

PEPCO HOLDINGS

During 2012, Pepco Energy Services received letters on behalf of two school districts in Maryland, which claim that invoices in connection with electricity supply contracts contained certain allegedly unauthorized charges, totaling approximately $7 million. The letters also claim compounded interest totaling an additional approximately $9 million. Pepco Energy Services disputes both the allegations regarding unauthorized charges and the claims of entitlement to compounded interest in their entirety, and has been in discussions with the school districts to attempt to resolve these claims. No litigation involving Pepco Energy Services related to these claims has commenced. At this time, Pepco Energy Services has concluded that a loss is reasonably possible with respect to this matter, but Pepco Energy Services cannot estimate an amount or range of reasonably possible loss associated with these claims because the discussions with the school districts are in the early stages.

Environmental Matters

PHI, through its subsidiaries, is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of PHI’s utility subsidiaries, environmental clean-up costs incurred by Pepco, DPL and ACE generally are included by each company in its respective cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies described below of PHI and its subsidiaries at December 31, 2012 are summarized as follows:

		Legacy Generation
	Transmission and Distribution	Regulated	Non- Regulated	Other	Total
	(millions of dollars)
Beginning balance as of January 1	$15	$8	$5	$2	$30
Accruals	—	—	—	—	—
Payments	—	(1)	—	—	(1)

Ending balance as of December 31	15	7	5	2	29
Less amounts in Other current liabilities	2	2	—	2	6

Amounts in Other deferred credits	$13	$5	$5	$—	$23

Conectiv Energy Wholesale Power Generation Sites

In July 2010, PHI sold the Conectiv Energy wholesale power generation business to Calpine. Under New Jersey’s Industrial Site Recovery Act (ISRA), the transfer of ownership triggered an obligation on the part of Conectiv Energy to remediate any environmental contamination at each of the nine Conectiv Energy generating facility sites located in New Jersey. Under the terms of the sale, Calpine has assumed responsibility for performing the ISRA-required remediation and for the payment of all related ISRA compliance costs up to $10 million. PHI is obligated to indemnify Calpine for any ISRA compliance remediation costs in excess of $10 million. According to preliminary estimates, the costs of ISRA-required remediation activities at the nine generating facility sites located in New Jersey are in the range of approximately $7 million to $18 million. The amount accrued by PHI for the ISRA-required remediation activities at the nine generating facility sites is included in the table above in the column entitled “Legacy Generation – Non-Regulated.”

PEPCO HOLDINGS

In September 2011, PHI received a request for data from the U.S. Environmental Protection Agency (EPA) regarding operations at the Deepwater generating facility in New Jersey (which was included in the sale to Calpine) between February 2004 and July 1, 2010, to demonstrate compliance with the Clean Air Act’s new source review permitting program. PHI responded to the data request. Under the terms of the Calpine sale, PHI is obligated to indemnify Calpine for any failure of PHI, on or prior to the closing date of the sale, to comply with environmental laws attributable to the construction of new, or modification of existing, sources of air emissions. At this time, PHI does not expect this inquiry to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

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

PEPCO HOLDINGS

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including ACE, DPL and Pepco, based on their alleged sale of transformers to Ward Transformer, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including ACE, DPL and Pepco) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. In a January 31, 2013 order, the district court granted summary judgment for the test case defendant whom plaintiffs alleged was liable based on its sale of transformers to Ward Transformer. The district court’s order addresses only the liability of the test case defendant. PHI has concluded that a loss is reasonably possible with respect to this matter, but PHI was unable to estimate an amount or range of reasonably possible losses to which it may be exposed. PHI does not believe that any of its three utility subsidiaries had extensive business transactions, if any, with the Ward Transformer site.

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

Pepco and Pepco Energy Services submitted a proposed RI/FS work plan in July 2012, and filed a revised work plan in December 2012 based on comments from DDOE and the public. DDOE approved the revised work plan on December 28, 2012 and RI/FS field work commenced in January 2013.

The remediation costs accrued for this matter are included in the table above in the columns entitled “Transmission and Distribution,” “Legacy Generation – Regulated,” and “Legacy Generation – Non-Regulated.”

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

The release falls within the regulatory jurisdiction of multiple federal and state agencies. Beginning in March 2011, DDOE issued a series of compliance directives requiring Pepco to prepare an incident report, provide certain records, and prepare and implement plans for sampling surface water and river sediments and assessing ecological risks and natural resources damages. Pepco completed field sampling during the fourth quarter of 2011 and submitted sampling results to DDOE during the second quarter of 2012. Pepco is continuing discussions with DDOE regarding the need for any further response actions but expects that additional monitoring of shoreline sediments may be required.

In June 2012, Pepco commenced discussions with DDOE regarding a possible consent decree that would resolve DDOE’s threatened claims for civil penalties for alleged violation of the District’s Water Pollution Control Law, as well as for damages to natural resources. Pepco and DDOE have reached an agreement in principle that would consist of a combination of a civil penalty and Supplemental Environmental Projects (SEPs) with a total cost to Pepco of approximately $1 million. Discussions with DDOE continue regarding the specific nature and scope of the SEPs, as well as the amount of DDOE’s and the federal resource trustees’ natural resource damage claim. This matter is expected to be resolved through the entry of a consent decree sometime in 2013. Based on discussions to date, PHI and Pepco do not believe that the resolution of these claims will have a material adverse effect on their respective financial conditions, results of operations or cash flows.

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

During March 2011, EPA conducted an inspection of the Potomac River substation to review compliance with federal regulations regarding Spill Prevention, Control, and Countermeasure (SPCC) plans for facilities using oil-containing equipment in proximity to surface waters. EPA identified several potential violations of the SPCC regulations relating to SPCC plan content, recordkeeping, and secondary containment. As a result of the oil release, Pepco submitted a revised SPCC plan to EPA in August 2011 and implemented certain interim operational changes to the secondary containment systems at the facility which involve pumping accumulated storm water to an aboveground holding tank for off-site disposal. In December 2011, Pepco completed the installation of a treatment system designed to allow automatic discharge of accumulated storm water from the secondary containment system. Pepco currently is seeking DDOE’s and EPA’s approval to commence operation of the new system and, after receiving such approval, will submit a further revised SPCC plan to EPA. In the meantime, Pepco is continuing to use the aboveground holding tank to manage storm water from the secondary containment system. In April 2012, EPA advised Pepco that it is not seeking civil penalties at this time for alleged non-compliance with SPCC regulations.

The amounts accrued for these matters are included in the table above in the column entitled “Transmission and Distribution.”

PEPCO HOLDINGS

Fauquier County Landfill Site

In October 2011, Pepco Energy Services received a notice of violation from the VADEQ, which advised Pepco Energy Services of information on which VADEQ may rely to institute an administrative or judicial enforcement action in connection with alleged violation of Virginia air pollution control laws and regulations at the facility of Pepco Energy Services’ subsidiary Fauquier County Landfill Gas, L.L.C. in Warrenton, Virginia. The notice of violation was based on an on-site VADEQ inspection during which VADEQ observed certain alleged deficiencies relating to the facility’s permit to construct and operate. In February 2012, Pepco Energy Services signed a proposed consent order sent by VADEQ, pursuant to which Pepco Energy Services agreed to perform certain remedial actions and agreed to pay a civil charge of approximately $10,000.

PHI’s Cross-Border Energy Lease Investments

As discussed in Note (8), “Leasing Activities,” PHI has a portfolio of cross-border energy lease investments involving public utility assets located outside of the United States with a net investment value of approximately $1.2 billion as of December 31, 2012. Each of these investments is comprised of multiple leases and each investment is structured as a sale and leaseback transaction commonly referred to by the IRS as a sale-in, lease-out, or SILO, transaction.

Since 2005, PHI’s cross-border energy lease investments have been under examination by the IRS as part of the PHI federal income tax audits. In connection with the audit of PHI’s 2001-2002 income tax returns, the IRS disallowed the depreciation and interest deductions in excess of rental income claimed by PHI for six of the eight lease investments and, in connection with the audits of PHI’s 2003-2005 and 2006-2008 income tax returns, the IRS disallowed such deductions in excess of rental income for all eight of the lease investments. In addition, the IRS has sought to recharacterize each of the leases as a loan transaction in each of the years under audit as to which PHI would be subject to original issue discount income. PHI has disagreed with the IRS’ proposed adjustments to the 2001-2008 income tax returns and has filed protests of these findings for each year with the Office of Appeals of the IRS. In November 2010, PHI entered into a settlement agreement with the IRS for the 2001 and 2002 tax years solely for the purpose of commencing litigation associated with this matter and subsequently filed refund claims in July 2011 for the disallowed tax deductions relating to the leases for these years. In January 2011, as part of this settlement, PHI paid $74 million of additional tax for 2001 and 2002, penalties of $1 million, and $28 million in interest associated with the disallowed deductions. Since the July 2011 refund claims were not approved by the IRS within the statutory six-month period, in January 2012 PHI filed complaints in the U.S. Court of Federal Claims seeking recovery of the tax payment, interest and penalties. The 2003-2005 and 2006-2008 income tax return audits continue to be in process with the IRS Office of Appeals and the IRS case manager, respectively, and are not presently a part of the U.S. Court of Federal Claims litigation discussed above.

PHI’s current annual tax benefits from these lease investments are approximately $43 million. After taking into consideration the $74 million paid with the 2001-2002 audit (as discussed above), the net federal and state tax benefits received for the remaining leases from January 1, 2001, the earliest year that remains open to audit, to December 31, 2012, has been approximately $489 million. In the event that the IRS were to be successful in disallowing 100% of the tax benefits associated with these lease investments and recharacterizing these lease investments as loans, PHI estimates that, as of December 31, 2012, it would be obligated to pay approximately $600 million in additional federal and state taxes (net of the $74 million tax payment described above) and approximately $144 million of interest on the remaining leases. These amounts have been estimated without consideration of certain tax benefits arising from matters unrelated to the leases that would offset the taxes and interest due, including PHI’s best estimate of the expected resolution of other uncertain and effectively settled tax positions, the carrying back and carrying forward of any existing net operating losses, and the application of certain amounts on deposit with the IRS. After consideration of these benefits, PHI would be obligated to pay between $170 million and $200 million in additional federal and state taxes and between $50 million and $60 million of interest on the additional federal and state taxes as of March 31, 2013. In addition, the IRS could require PHI to pay a penalty of up to 20% of the amount of additional taxes due.

PEPCO HOLDINGS

See Note (20), “Subsequent Event,” for further information on PHI’s cross-border energy lease investments.

District of Columbia Tax Legislation

In 2011, the Council of the District of Columbia approved the Budget Support Act which requires that corporate taxpayers in the District of Columbia calculate taxable income allocable or apportioned to the District of Columbia by reference to the income and apportionment factors applicable to commonly controlled entities organized within the United States that are engaged in a unitary business. In the aggregate, this new tax reporting method reduced pre-tax earnings for the year ended December 31, 2011 by $7 million ($5 million after-tax) as further discussed in Note (8), “Leasing Activities,” and Note (12), “Income Taxes.” During 2012, the District of Columbia Office of Tax and Revenue adopted regulations to implement this reporting method. PHI has analyzed these regulations and determined that the regulations did not impact PHI’s results of operations for the year ended December 31, 2012.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

PHI and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations that they have entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

As of December 31, 2012, PHI and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, energy procurement obligations, and other commitments and obligations. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	Pepco	DPL	ACE	Total
Energy procurement obligations of Pepco Energy Services (a)	$90	$—	$—	$—	$90
Guarantees associated with disposal of Conectiv Energy assets (b)	13	—	—	—	13
Guaranteed lease residual values (c)	2	5	6	4	17

Total	$105	$5	$6	$4	$120

(a)	PHI has contractual commitments for performance and related payments of Pepco Energy Services to counterparties under routine energy sales and procurement obligations.
(b)	Represents guarantees by PHI of Conectiv Energy’s derivatives portfolio transferred in connection with the disposition of Conectiv Energy’s wholesale business. The derivative portfolio guarantee is currently $13 million and covers Conectiv Energy’s performance prior to the assignment. This guarantee will remain in effect until the end of 2015.
(c)	Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The maximum lease term associated with these assets ranges from 3 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $54 million, $9 million of which is a guaranty by PHI, $15 million by Pepco, $18 million by DPL and $12 million by ACE. The minimum lease term associated with these assets ranges from 1 to 4 years. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

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

PEPCO HOLDINGS

Energy Services Performance Contracts

Pepco Energy Services has a diverse portfolio of energy savings services performance contracts that are associated with the installation of energy savings equipment or combined heat and power facilities for federal, state and local government customers. As part of the energy savings contracts, Pepco Energy Services typically guarantees that the equipment or systems it installs will generate a specified amount of energy savings on an annual basis over a multi-year period. As of December 31, 2012, the remaining notional amount of Pepco Energy Services’ energy savings guarantees on both completed projects and projects under construction totaled $446 million over the life of the multi-year performance contracts with the longest guarantee having a remaining term of 13 years. On an annual basis, Pepco Energy Services undertakes a measurement and verification process to determine the amount of energy savings for the year and whether there is any shortfall in the annual energy savings compared to the guaranteed amount.

As of December 31, 2012, Pepco Energy Services had a performance guarantee contract associated with the production at a combined heat and power facility that is under construction totaling $15 million in notional value over the life of the multi-year contracts, with the longest guarantee having a remaining term of 20 years.

Pepco Energy Services recognizes a liability for the value of the estimated energy savings or production shortfalls when it is probable that the guaranteed amounts will not be achieved and the amount is reasonably estimable. As of December 31, 2012, Pepco Energy Services had an accrued liability of $1 million for its energy savings or combined heat and power performance contracts that it established during 2012. There was no significant change in the type of contracts issued during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Dividends

On January 24, 2013, Pepco Holdings’ Board of Directors declared a dividend on common stock of 27 cents per share payable March 28, 2013, to stockholders of record on March 11, 2013.

Contractual Obligations

As of December 31, 2012, Pepco Holdings’ contractual obligations under non-derivative fuel and purchase power contracts were $355 million in 2013, $707 million in 2014 to 2015, $653 million in 2016 to 2017, and $1,911 million in 2018 and thereafter.

PEPCO HOLDINGS

(17) ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Pepco Holdings’ AOCL relating to continuing operations are as follows. For additional information, see the consolidated statements of comprehensive income.

	Commodity Derivatives	Treasury Lock	Other	Accumulated Other Comprehensive Loss
	(millions of dollars)
Balance, December 31, 2009	$(99)	$(22)	$(17)	$(138)
Current year change	21	11	—	32

Balance, December 31, 2010	(78)	(11)	(17)	(106)
Current year change	49	1	(7)	43

Balance, December 31, 2011	(29)	(10)	(24)	(63)
Current year change	23	—	(8)	15

Balance, December 31, 2012	$(6)	$(10)	$(32)	$(48)

The income tax expense (benefit) for each component of Pepco Holdings’ other comprehensive income is as follows.

For the Year Ended:	Commodity Derivatives	Treasury Lock	Other	Accumulated Other Comprehensive Loss
	(millions of dollars)
December 31, 2010	$14	$7	$—	$21
December 31, 2011	$32	$—	$(4)	$28
December 31, 2012	$16	$—	$(6)	$10

PEPCO HOLDINGS

(18) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly data presented below reflect all adjustments necessary in the opinion of management for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations and differences between summer and winter rates. The totals of the four quarterly basic and diluted earnings per common share amounts may not equal the basic and diluted earnings per common share for the year due to changes in the number of shares of common stock outstanding during the year.

	2012
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Total
	(millions, except per share amounts)
Total Operating Revenue	$1,292	$1,179	$1,476		$1,134	$5,081
Total Operating Expenses (a)	1,153	1,027	1,212	(b)	1,019	4,411
Operating Income	139	152	264		115	670
Other Expenses	(57)	(55)	(59)		(58)	(229)
Income From Continuing Operations Before Income Tax Expense	82	97	205		57	441
Income Tax Expense Related to Continuing Operations	14	35	93	(c)	14	156
Net Income	$68	$62	$112	(b)	$43	$285

Basic and Diluted Earnings Per Share of Common Stock
Basic Earnings Per Share of Common Stock	0.30	0.27	0.49		0.18	1.25
Diluted Earnings Per Share of Common Stock	0.30	0.27	0.49		0.18	1.24
Cash Dividends Per Share of Common Stock	0.27	0.27	0.27		0.27	1.08

(a)	Includes impairment losses of $12 million pre-tax ($7 million after-tax) at Pepco Energy Services associated primarily with investments in landfill gas-fired electric generation facilities, and the combustion turbines at Buzzard Point.
(b)	Includes $39 million pre-tax ($9 million after-tax) gain from the early termination of cross-border energy leases.
(c)	Includes a $16 million charge related to the recognition of the tax consequences associated with the early termination of cross-border energy leases.

	2011
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Total
	(millions, except per share amounts)
Total Operating Revenue	$1,638	$1,412		$1,648	$1,253	$5,951
Total Operating Expenses	1,489	1,210	(a)	1,453	1,162	5,314
Operating Income	149	202		195	91	637
Other Expenses	(53)	(53)		(60)	(62)	(228)
Income From Continuing Operations Before Income Tax Expense	96	149		135	29	409
Income Tax Expense Related to Continuing Operations	34	54	(b)	55	6	149
Net Income From Continuing Operations	62	95	(a)	80	23	260
Income (Loss) From Discontinued Operations, net of taxes	2	(1)		—	(4)	(3)
Net Income	$64	$94		$80	$19	$257

Basic and Diluted Earnings Per Share of Common Stock
Earnings Per Share of Common Stock from Continuing Operations	0.27	0.42		0.35	0.10	1.15
Earnings (Loss) Per Share of Common Stock from Discontinued Operations	0.01	—		—	(0.02)	(0.01)
Basic and Diluted Earnings Per Share of Common Stock	0.28	0.42		0.35	0.08	1.14
Cash Dividends Per Share of Common Stock	0.27	0.27		0.27	0.27	1.08

(a)	Includes $39 million pre-tax ($3 million after-tax) gain from the early termination of cross-border energy leases.
(b)	Includes tax benefits of $14 million in the second quarter primarily associated with an interest benefit related to federal tax liabilities and a $22 million charge related to the recognition of the tax consequences associated with the early termination of cross-border energy leases.

(19) DISCONTINUED OPERATIONS

In April 2010, the Board of Directors approved a plan for the disposition of PHI’s competitive wholesale power generation, marketing and supply business, which had been conducted through Conectiv Energy. On July 1, 2010, PHI completed the sale of Conectiv Energy’s wholesale power generation business to Calpine. The disposition of Conectiv Energy’s remaining assets and businesses, consisting of its load service supply contracts, energy hedging portfolio, certain tolling agreements and other assets not included in the Calpine sale, has been completed.

The loss from discontinued operations, net of income taxes, for the years ended December 31, 2012, 2011 and 2010, was zero, $3 million and $107 million, respectively.

PEPCO HOLDINGS

(20) SUBSEQUENT EVENT

In the last several years, IRS challenges related to SILO transactions, such as PHI’s cross-border energy lease investments, and lease-in, lease-out (LILO) transactions have been the subject of litigation, including litigation commenced by PHI in the U.S. Court of Federal Claims in January 2012 related to certain tax benefits claimed by PHI on its federal tax returns for 2001 and 2002.

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which PHI is not a party) that disallowed tax benefits associated with Consolidated Edison’s LILO transaction. PHI had viewed the initial trial court ruling on this matter, in which the U.S. Court of Federal Claims issued a decision in favor of the taxpayer in October 2009, as a favorable development in PHI’s dispute with the IRS.

Under the FASB guidance for income taxes (ASC 740), the financial statement recognition of the tax benefits of PHI’s uncertain tax position associated with the cross-border energy lease investments is permitted only if it is more likely than not that the position will be sustained. Further, the FASB guidance for leases (ASC 840) requires a company to assess on a periodic basis the likely outcome of tax positions relating to its cross-border energy lease investments and, if there is a change or a projected change in the timing of the estimated tax benefits generated from these investments, a recalculation of the carrying value of its net investment is required.

While PHI believes that its tax position with regard to its cross-border energy lease investments is appropriate, after analyzing the recent U.S. Court of Appeals ruling described above, PHI has determined that its tax position with respect to the tax benefits associated with the cross-border energy leases no longer meets the more likely than not standard of recognition for accounting purposes. Accordingly, PHI expects to record a non-cash charge of between $355 million and $380 million (after-tax) in the first quarter of 2013, consisting of a charge to reduce the carrying value of the cross-border energy lease investments and a charge to reflect the anticipated additional interest expense related to changes in PHI’s estimated federal and state income tax obligations for the period over which the tax benefits ultimately may be disallowed. While the IRS could require PHI to pay a penalty of up to 20 percent of the amount of additional taxes due, PHI believes that it is more likely than not that no such penalty will be incurred, and therefore no amount for any potential penalty will be included in the charge expected to be recorded in the first quarter of 2013.

PHI currently estimates that, in the event the IRS were to be fully successful in its challenge to PHI’s tax position on the cross-border energy leases, PHI would be obligated to pay between $170 million and $200 million in additional federal and state taxes and between $50 million and $60 million of interest on the additional federal and state taxes as of March 31, 2013. These amounts have been estimated taking into consideration certain tax benefits arising from matters unrelated to the leases that would offset the amount of taxes and interest due, including PHI’s estimate of the expected resolution of other uncertain and effectively settled tax positions, the carrying back or carrying forward of any existing net operating losses, and the application of certain amounts on deposit with the IRS. Without consideration of these benefits, PHI estimates that it would have been obligated to pay approximately $600 million in additional federal and state taxes and approximately $150 million of interest on the additional federal and state taxes as of March 31, 2013.

In the first quarter of 2013, PHI anticipates that it will make a deposit with the IRS for the additional taxes and related interest of approximately $220 million to $260 million in order to mitigate PHI’s ongoing interest costs. This deposit is expected to be funded from currently available sources of liquidity and short-term borrowings. PHI also is evaluating the liquidation of all or a portion of its remaining cross-border energy lease investments and the liquidation proceeds could be used to repay any borrowings utilized to fund the deposit discussed above. PHI estimates that a partial or complete liquidation could be accomplished within one year. The aggregate financial impact of a partial or complete liquidation of the cross-border leases is not determinable at this time, but could result in material gains or losses. PHI continues to weigh its options with respect to its litigation with the IRS.

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

Management of Pepco assessed Pepco’s internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the management of Pepco concluded that Pepco’s internal control over financial reporting was effective as of December 31, 2012.

PEPCO

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of

Potomac Electric Power Company

In our opinion, the financial statements of Potomac Electric Power Company (a wholly owned subsidiary of Pepco Holdings, Inc.) listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Potomac Electric Power Company at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Potomac Electric Power Company listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Washington, D.C.

February 28, 2013

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF INCOME

For the Year Ended December 31,	2012	2011	2010
	(millions of dollars)
Operating Revenue	$1,948	$2,078	$2,288

Operating Expenses
Purchased energy	726	893	1,152
Other operation and maintenance	403	420	354
Restructuring charge	—	—	15
Depreciation and amortization	190	171	162
Other taxes	372	382	364
Effects of divestiture-related claims	—	—	11

Total Operating Expenses	1,691	1,866	2,058

Operating Income	257	212	230

Other Income (Expenses)
Interest and dividend income	—	—	1
Interest expense	(101)	(94)	(98)
Other income	18	17	12

Total Other Expenses	(83)	(77)	(85)

Income Before Income Tax Expense	174	135	145
Income Tax Expense	48	36	37

Net Income	$126	$99	$108

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

ASSETS	December 31, 2012	December 31, 2011
	(millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$9	$12
Accounts receivable, less allowance for uncollectible accounts of $13 million and $18 million, respectively	318	339
Inventories	69	50
Prepayments of income taxes	9	7
Income taxes receivable	31	31
Prepaid expenses and other	25	32

Total Current Assets	461	471

INVESTMENTS AND OTHER ASSETS
Regulatory assets	487	299
Prepaid pension expense	353	289
Investment in trust	31	31
Income taxes receivable	102	24
Other	59	55

Total Investments and Other Assets	1,032	698

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,850	6,578
Accumulated depreciation	(2,705)	(2,704)

Net Property, Plant and Equipment	4,145	3,874

TOTAL ASSETS	$5,638	$5,043

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

LIABILITIES AND EQUITY	December 31, 2012	December 31, 2011
	(millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$231	$74
Current portion of long-term debt	200	—
Accounts payable and accrued liabilities	214	209
Accounts payable due to associated companies	41	57
Capital lease obligations due within one year	8	8
Taxes accrued	58	63
Interest accrued	17	17
Other	106	110

Total Current Liabilities	875	538

DEFERRED CREDITS
Regulatory liabilities	141	169
Deferred income taxes, net	1,219	1,039
Investment tax credits	4	5
Other postretirement benefit obligations	66	66
Liabilities and accrued interest related to uncertain tax positions	53	38
Other	66	68

Total Deferred Credits	1,549	1,385

LONG-TERM LIABILITIES
Long-term debt	1,501	1,540
Capital lease obligations	70	78

Total Long-Term Liabilities	1,571	1,618

COMMITMENTS AND CONTINGENCIES (NOTE 13)

EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 100 shares outstanding	—	—
Premium on stock and other capital contributions	755	705
Retained earnings	888	797

Total Equity	1,643	1,502

TOTAL LIABILITIES AND EQUITY	$5,638	$5,043

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2012	2011	2010
	(millions of dollars)
OPERATING ACTIVITIES
Net Income	$126	$99	$108
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	190	171	162
Effects of divestiture-related claims	—	—	11
Deferred income taxes	160	73	74
Investment tax credit amortization	(1)	(2)	(2)
Changes in:
Accounts receivable	22	33	(15)
Inventories	(19)	(6)	(1)
Prepaid expenses	6	1	3
Regulatory assets and liabilities, net	(110)	(43)	(34)
Accounts payable and accrued liabilities	(10)	(27)	15
Pension contributions	(85)	(40)	—
Prepaid pension expense, excluding contributions	21	24	22
Income tax-related prepayments, receivables and payables	(69)	73	6
Interest accrued	—	(1)	(1)
Other assets and liabilities	(8)	2	11

Net Cash From Operating Activities	223	357	359

INVESTING ACTIVITIES
Investment in property, plant and equipment	(592)	(521)	(359)
Department of Energy capital reimbursement awards received	38	48	11
Changes in restricted cash equivalents	—	—	1
Net other investing activities	4	(7)	3

Net Cash Used By Investing Activities	(550)	(480)	(344)

FINANCING ACTIVITIES
Dividends paid to Parent	(35)	(25)	(115)
Capital contribution from Parent	50	—	—
Issuances of long-term debt	200	—	—
Reacquisitions of long-term debt	(38)	—	(16)
Issuances of short-term debt, net	157	74	—
Cost of issuances	(4)	—	—
Net other financing activities	(6)	(2)	(9)

Net Cash From (Used by) Financing Activities	324	47	(140)

Net Decrease in Cash and Cash Equivalents	(3)	(76)	(125)
Cash and Cash Equivalents at Beginning of Year	12	88	213

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9	$12	$88

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $4 million, $8 million and $4 million, respectively)	$97	$91	$94
Cash received for income taxes (includes payments from PHI for Federal income taxes)	(40)	(108)	(20)

Non-cash activities:
Reclassification of property, plant and equipment to regulatory assets	50	—	—
Reclassification of asset removal costs regulatory liability to accumulated depreciation	19	—	—

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF EQUITY

	Common Stock		Premium	Retained
(millions of dollars, except shares)	Shares	Par Value	on Stock	Earnings	Total
BALANCE, DECEMBER 31, 2009	100	$—	$705	$730	$1,435

Net Income	—	—	—	108	108
Dividends on common stock	—	—	—	(115)	(115)

BALANCE, DECEMBER 31, 2010	100	—	705	723	1,428

Net Income	—	—	—	99	99
Dividends on common stock	—	—	—	(25)	(25)

BALANCE, DECEMBER 31, 2011	100	—	705	797	1,502

Net Income	—	—	—	126	126
Capital contribution from Parent	—	—	50	—	50
Dividends on common stock	—	—	—	(35)	(35)

BALANCE, DECEMBER 31, 2012	100	$—	$755	$888	$1,643

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

Storm Restoration Costs

The respective service territories of Pepco were affected by a rapidly moving thunderstorm with hurricane-force winds, known as a “derecho,” on June 29, 2012, and Hurricane Sandy on October 29, 2012. Both of these storms resulted in widespread customer outages in each of the service territories and caused extensive damage to Pepco’s electric distribution systems.

Total incremental storm restoration costs incurred by Pepco for the derecho and Hurricane Sandy through December 31, 2012 were $49 million, with $28 million incurred for repair work and $21 million incurred as capital expenditures. Costs incurred for repair work of $23 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland, and $5 million was charged to Other operation and maintenance expense. As of December 31, 2012, total incremental storm restoration costs include $4 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. Pepco is pursuing recovery of these incremental storm restoration costs in its electric distribution base rate cases.

PEPCO

General and Auto Liability

During 2011, Pepco reduced its self-insurance reserves for general and auto liability claims by approximately $1 million, based on obtaining an actuarial estimate of the unpaid losses attributed to general and auto liability claims for Pepco. A similar evaluation was performed during 2012 and a reduction of less than $1 million was made to these reserves.

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

Revenue Recognition

Pepco recognizes revenue upon distribution of electricity to its customers, including unbilled revenue for services rendered, but not yet billed. Pepco’s unbilled revenue was $81 million and $82 million as of December 31, 2012 and 2011, respectively, and these amounts are included in Accounts receivable. Pepco calculates unbilled revenue using an output-based methodology. This methodology is based on the supply of electricity intended for distribution to customers. The unbilled revenue process requires management to make assumptions and judgments about input factors such as customer sales mix, temperature, and estimated line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers). The assumptions and judgments are inherently uncertain and susceptible to change from period to period, and if actual results differ from projected results, the impact could be material.

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco’s gross revenues were $324 million, $338 million and $322 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

PEPCO

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

PEPCO

Inventories

Included in Inventories are transmission and distribution materials and supplies. Pepco utilizes the weighted average cost method of accounting for inventory items. Under this method, an average price is determined for the quantity of units acquired at each price level and is applied to the ending quantity to calculate the total ending inventory balance. Materials and supplies are recorded in Inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

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

Effective June 2007, the MPSC approved a bill stabilization adjustment (BSA) mechanism for retail customers. Effective November 2009, the DCPSC approved a BSA for retail customers. For customers to whom the BSA applies, Pepco recognizes distribution revenue based on an approved distribution charge per customer. From a revenue recognition standpoint, the BSA has the effect of decoupling the distribution revenue recognized in a reporting period from the amount of power delivered during that period. Pursuant to this mechanism, Pepco recognizes either (i) a positive adjustment equal to the amount by which revenue from Maryland and the District of Columbia retail distribution sales falls short of the revenue that Pepco is entitled to earn based on the approved distribution charge per customer, or (ii) a negative adjustment equal to the amount by which revenue from such distribution sales exceeds the revenue that Pepco is entitled to earn based on the approved distribution charge per customer (a Revenue Decoupling Adjustment). A net positive Revenue Decoupling Adjustment is recorded as a regulatory asset and a net negative Revenue Decoupling Adjustment is recorded as a regulatory liability.

Investment in Trust

Represents assets held in a trust for the benefit of participants in the Pepco Owned Life Insurance plan.

Property, Plant and Equipment

Property, plant and equipment is recorded at original cost, including labor, materials, asset retirement costs and other direct and indirect costs including capitalized interest. The carrying value of Property, plant and equipment is evaluated for impairment whenever circumstances indicate the carrying value of those assets may not be recoverable. Upon retirement, the cost of regulated property, net of salvage, is charged to accumulated depreciation. For additional information regarding the treatment of asset removal obligations, see the “Asset Removal Costs” section included in this Note.

The annual provision for depreciation on electric property, plant and equipment is computed on a straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property retired, less salvage and other recoveries. Non-operating and other property is generally depreciated on a straight-line basis over the useful lives of the assets. The system-wide composite annual depreciation rates for 2012, 2011 and 2010 for Pepco’s property were approximately 2.5%, 2.6% and 2.6%, respectively.

PEPCO

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

Pepco recorded AFUDC for borrowed funds of $4 million, $8 million and $4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Pepco recorded amounts for the equity component of AFUDC of $8 million, $12 million and $6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Amortization of Debt Issuance and Reacquisition Costs

Pepco defers and amortizes debt issuance costs and long-term debt premiums and discounts over the lives of the respective debt issuances. When refinancing or redeeming existing debt, any unamortized premiums, discounts and debt issuance costs, as well as debt redemption costs, are classified as regulatory assets and are amortized generally over the life of the new issue.

Asset Removal Costs

In accordance with FASB guidance, asset removal costs are recorded as regulatory liabilities. At December 31, 2012 and 2011, $122 million and $144 million of asset removal costs, respectively, are included in Regulatory liabilities in the accompanying balance sheets.

PEPCO

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

Dividend Restrictions

All of Pepco’s shares of outstanding common stock are held by PHI, its parent company. In addition to its future financial performance, the ability of Pepco to pay dividends to its parent company is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends, and (ii) the prior rights of holders of future preferred stock, if any, and existing and future mortgage bonds and other long-term debt issued by Pepco and any other restrictions imposed in connection with the incurrence of liabilities. Pepco has no shares of preferred stock outstanding. Pepco had approximately $888 million and $797 million of retained earnings available for payment of common stock dividends at December 31, 2012 and 2011, respectively. These amounts represent the total retained earnings balances at those dates.

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

Operating Expense

In 2010, Pepco recorded an adjustment to correct certain errors related to other taxes which resulted in a decrease to Other taxes expense of $5 million (pre-tax) for the year ended December 31, 2010.

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Fair Value Measurements and Disclosures (ASC 820)

The FASB issued new guidance on fair value measurement and disclosures that was effective beginning with Pepco’s March 31, 2012 financial statements. The new measurement guidance did not have a material impact on Pepco’s financial statements and the new disclosure requirements are in Note (12), “Fair Value Disclosures,” of Pepco’s financial statements.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

None.

PEPCO

(5) SEGMENT INFORMATION

The company operates its business as one regulated utility segment, which includes all of its services as described above.

(6) REGULATORY MATTERS

Regulatory Assets and Regulatory Liabilities

The components of Pepco’s regulatory asset and liability balances at December 31, 2012 and 2011 are as follows:

	2012	2011
	(millions of dollars)
Regulatory Assets
Smart Grid (a)	$159	$96
Recoverable income taxes	75	57
MAPP abandonment costs (a)	50	—
Demand-side management	45	20
Incremental storm restoration costs	44	14
Recoverable workers’ compensation and long-term disability costs	31	34
Deferred debt extinguishment costs (a)	28	30
Deferred energy supply costs	4	4
Other	51	44

Total Regulatory Assets	$487	$299

Regulatory Liabilities
Asset removal costs	$122	$144
Other	19	25

Total Regulatory Liabilities	$141	$169

(a)	A return is generally earned on these deferrals.

A description for each category of regulatory assets and regulatory liabilities follows:

Smart Grid: Represents AMI costs associated with the installation of smart meters and the early retirement of existing meters throughout Pepco’s service territory that are recoverable from customers.

Recoverable Income Taxes: Represents amounts recoverable from Pepco’s customers for tax benefits applicable to utility operations that were previously recognized in income tax expense before the company was ordered to account for the tax benefits as deferred income taxes. As the temporary differences between the financial statement basis and tax basis of assets reverse, the deferred recoverable balances are reversed.

MAPP Abandonment Costs: Represents the probable recovery of abandoned costs prudently incurred in connection with the Mid-Atlantic Power Pathway (MAPP) project which was terminated on August 24, 2012. The regulatory asset includes the costs of land, land rights, supplies and materials, engineering and design, environmental services, and project management and administration. The regulatory asset will be reduced as the result of sale or alternative use of these assets. These assets are currently earning a return of 12.8%.

PEPCO

Demand-Side Management: Represents recoverable costs associated with customer energy efficiency programs.

Incremental Storm Restoration Costs: Represents total incremental storm restoration costs incurred for repair work due to major storm events in 2012 and 2011, including Hurricane Sandy, the June 2012 derecho, Hurricane Irene, and the 2011 severe winter storm, for which recovery through regulated utility rates is considered probable in the Maryland jurisdictions. Pepco’s costs related to Hurricane Irene and the 2011 severe winter storm are being amortized and recovered in rates over a five-year period.

Recoverable Workers’ Compensation and Long-Term Disability Costs: Represents accrued workers’ compensation and long-term disability costs for Pepco, which are recoverable from customers when actual claims are paid to employees.

Deferred Debt Extinguishment Costs: Represents the costs of debt extinguishment associated with issuances of debt for which recovery through regulated utility rates is considered probable, and if approved, will be amortized to interest expense during the authorized rate recovery period.

Deferred Energy Supply Costs: The regulatory asset represents primarily deferred costs associated with a net under-recovery of Default Electricity Supply costs incurred by Pepco that are probable of recovery in rates.

Other: Represents miscellaneous regulatory assets that generally are being amortized over 1 to 20 years.

Asset Removal Costs: The depreciation rates for Pepco include a component for removal costs, as approved by the relevant federal and state regulatory commissions. Accordingly, Pepco has recorded regulatory liabilities for its estimate of the difference between incurred removal costs and the amount of removal costs recovered through depreciation rates.

Other: Includes miscellaneous regulatory liabilities.

Rate Proceedings

Over the last several years, Pepco has proposed in each of its jurisdictions the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. To date, a BSA was approved and implemented for electric service in Maryland and the District of Columbia. In October 2012, the MPSC modified the BSA so that a BSA surcharge is not permitted to be collected for revenues lost during the first 24 hours of a major storm. For further information on the BSA in Maryland, see “Maryland – BSA Proceeding” below. Under the BSA, customer distribution rates are subject to adjustment (through a credit or surcharge mechanism), depending on whether actual distribution revenue per customer exceeds or falls short of the revenue-per-customer amount approved by the applicable public service commission.

In an effort to reduce the shortfall in revenues due to the delay in time or lag between when costs are incurred and when they are reflected in rates (regulatory lag), Pepco proposed, in each of its jurisdictions, (i) a reliability investment recovery mechanism (RIM) to recover reliability-related capital expenditures incurred between base rate cases, and (ii) the use of fully forecasted test years in future rate cases (which reflect forward-looking costs in lieu of costs incurred over historical test years, and if approved, would be more reflective of current costs and would mitigate the effects of regulatory lag). These proposals were generally not adopted in any of the jurisdictions in which they were filed, as discussed below in connection with the discussions of Pepco’s electric distribution base rate proceedings.

PEPCO

District of Columbia

In July 2011, Pepco filed an application with the DCPSC to increase its electric distribution base rates by approximately $42 million annually (subsequently reduced to approximately $39 million), based on a requested return on equity (ROE) of 10.75%, of which approximately $9 million was sought so that Pepco could recover its costs associated with the AMI system. The filing included a request for DCPSC approval of a RIM and the use of fully forecasted test years in future Pepco rate cases. On September 26, 2012, the DCPSC issued its decision approving a rate increase of $24 million, based on an ROE of 9.5%, of which approximately $9 million allows Pepco to recover costs associated with the AMI system. The DCPSC denied Pepco’s request for approval of a RIM, and reserved final judgment on the appropriateness of the use by Pepco of a fully forecasted test year in future rate cases. In addition, the DCPSC approved an adjustment by Pepco to normalize operation and maintenance expenses associated with storm restoration efforts to its three-year average, but added approximately $2 million of costs associated with Hurricane Irene from August 2011 in the calculation of the three-year average storm costs.

Maryland

Electric Distribution Base Rates

In December 2011, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $68.4 million (subsequently reduced by Pepco to $66.2 million), based on a requested ROE of 10.75%. The filing included a request for MPSC approval of a RIM and the use of fully forecasted test years in future Pepco rate cases. In July 2012, the MPSC issued an order approving an annual rate increase of approximately $18.1 million, based on an ROE of 9.31%. The MPSC also directed Pepco to reduce the amount of the rate increase by approximately $1.6 million, the annual costs of certain energy advisory programs, resulting in a final rate increase of approximately $16.5 million. Pepco would be required to seek recovery of these annual costs through the EmPower Maryland Program (a demand-side management program) surcharge. The MPSC reduced Pepco’s depreciation rates, which is expected to lower annual depreciation and amortization expenses by an estimated $27.3 million. The order did not approve Pepco’s request to implement a RIM and did not endorse the use by Pepco of fully forecasted test years in future rate cases; however, the MPSC did permit an adjustment to Pepco’s rate base to reflect the actual costs of reliability plant additions outside the test year. The order authorizes Pepco to recover in rates over a five-year period $18.5 million of incremental storm restoration costs associated with major weather events in 2011, including $9.7 million of the $9.9 million of incremental storm restoration costs associated with Hurricane Irene that had been deferred previously as a regulatory asset by Pepco and $8.8 million of incremental storm restoration costs incurred by Pepco associated with a severe winter storm in the first quarter of 2011 that had been expensed previously through other operation and maintenance expense in 2011. The incremental storm restoration costs of $8.8 million were reversed and deferred as a regulatory asset in the third quarter of 2012. The order also authorizes Pepco to recover the actual cost of AMI meters installed during the test year and states that cost recovery for AMI deployment will only be allowed in future rate cases in which Pepco demonstrates that the system is proven to be cost effective. The new revenue rates and lower depreciation rates were effective on July 20, 2012. The Maryland Office of People’s Counsel has sought rehearing on the portion of the order allowing Pepco to recover the costs of installed AMI meters; that motion remains pending.

On November 30, 2012, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing seeks approval of an annual rate increase of approximately $60.8 million, based on a requested ROE of 10.25%. The requested rate increase is for the purpose of recovering reliability enhancements to serve Maryland customers. Pepco also proposes a three-year Grid Resiliency surcharge for recovery of costs totaling approximately $192 million associated with its plan to accelerate investments in infrastructure in a condensed timeframe. Acceleration of resiliency improvements is one of several recommendations included in a September 2012 report from Maryland’s

PEPCO

Grid Resiliency Task Force (as discussed below). The surcharge, if approved, would become effective January 1, 2014 and would be implemented as a rider that is separate from base rates and would include a return on investment. Specific projects under Pepco’s plan include acceleration of its tree-trimming cycle, upgrade of 12 additional feeders per year for two years and undergrounding of six distribution feeders. In addition, Pepco proposes a reliability performance-based mechanism that would allow Pepco to earn up to $1 million as an incentive for meeting enhanced reliability goals in 2015, but provides a credit to customers of up to $1 million in total if Pepco does not meet at least the minimum targets. Pepco requests that any credits/charges would flow through the proposed Grid Resiliency Charge rider. An MPSC decision is expected by the end of the second quarter of 2013.

BSA Proceeding

As in effect for electric utilities in Maryland prior to October 26, 2012, including Pepco, a utility was not permitted to collect a BSA surcharge for distribution revenues lost as a result of major storm outages, beginning 24 hours after the commencement of a major storm, if electric service is not restored to the pre-major storm levels within 24 hours of the start of the storm. On October 26, 2012, the MPSC issued an order that no longer permits certain Maryland utilities, including Pepco, to collect a BSA surcharge for revenues lost during the first 24 hours of a major storm.

MPSC New Generation Contract Requirement

In September 2009, the MPSC initiated an investigation into whether the electric distribution companies (EDCs) in Maryland should be required to enter into long-term contracts with entities that construct, acquire or lease, and operate, new electric generation facilities in Maryland.

In April 2012, the MPSC issued an order determining that there is a need for one new power plant in the range of 650 to 700 megawatts (MW) beginning in 2015. The order requires certain Maryland EDCs, including Pepco, to negotiate and enter into a contract with the winning bidder of a competitive bidding process in amounts proportional to their relative standard offer service (the supply of electricity by Pepco at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier) (SOS) loads. Under the contract, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with an expected commercial operation date of June 1, 2015. The order acknowledges certain of the EDCs’ concerns about the requirements of the contract and directs them to negotiate with the winning bidder and submit any proposed changes in the contract to the MPSC for approval. The order further specifies that the EDCs entering into the contract will recover the associated costs, in amounts proportional to their relative SOS loads, through surcharges on their respective SOS customers.

In April 2012, a group of generating companies operating in the PJM Interconnection, LLC (PJM) region filed a complaint in the U.S. District Court for the District of Maryland challenging the MPSC’s order on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. In May 2012, Pepco and other parties filed notices of appeal in circuit courts in Maryland requesting judicial review of the MPSC’s order. These appeals have been consolidated in the Circuit Court for Baltimore City and have been stayed pending the issuance of a final order from the MPSC approving the form of contract, including the payment obligations of the utilities in the event the utilities do not recover the costs for such payments from their customers.

Until the final form of the contract with the winning bidder and associated cost recovery are approved, Pepco cannot predict (i) the extent of the negative effect that the order and, once finalized, the contract for new generation may have on Pepco’s balance sheets, as well as its credit metrics, as calculated by independent rating agencies that evaluate and rate Pepco and each of its debt issuances, (ii) the effect on Pepco’s ability to recover their associated costs of the contract for new generation if a significant number of SOS customers elect to buy their energy from alternative energy suppliers, and (iii) the effect of the order on the financial condition, results of operations and cash flows of Pepco.

PEPCO

Reliability Task Forces

In July 2012, the Maryland governor signed an Executive Order directing his energy advisor, in collaboration with certain state agencies, to solicit input and recommendations from experts on how to improve the resiliency and reliability of the electric distribution system in Maryland. The resulting Grid Resiliency Task Force issued its report in September 2012, in which it made 11 recommendations. The governor forwarded the report to the MPSC in October 2012, urging the MPSC to quickly implement the first four recommendations: (i) strengthen existing reliability and storm restoration regulations; (ii) accelerate the investment necessary to meet the enhanced metrics; (iii) allow surcharge recovery for the accelerated investment; and (iv) implement clearly defined performance metrics into the traditional ratemaking scheme. Pepco’s electric distribution base rate case filed with the MPSC on November 30, 2012, addresses the Grid Resiliency Task Force recommendations.

In August 2012, the District of Columbia mayor issued an Executive Order establishing the Mayor’s Power Line Undergrounding Task Force. The purpose of the Power Line Undergrounding Task Force is to pool the collective resources available in the District of Columbia to produce an analysis of the technical feasibility, infrastructure options and reliability implications of undergrounding new or existing overhead distribution facilities in the District of Columbia. These resources include legislative bodies, regulators, utility personnel, experts and other parties who could contribute in a meaningful way to the Power Line Undergrounding Task Force. The options that are available for financing these efforts are also to be evaluated to identify required legislative or regulatory actions to implement these recommendations. The results of this analysis are intended to help determine the path forward for these types of infrastructure improvements and additions. A written report from the Power Line Undergrounding Task Force setting forth the findings and recommendations was originally due on January 31, 2013, but has been extended to early March 2013.

MAPP Project

On August 24, 2012, the board of PJM terminated the MAPP project and removed it from PJM’s regional transmission expansion plan. PHI had been directed to construct the MAPP project, a 152-mile high-voltage interstate transmission line, to address the reliability needs of the region’s transmission system.

As of December 31, 2012, Pepco’s total capital expenditures related to the MAPP project were approximately $64 million. In a 2008 FERC order approving incentives for the MAPP project, FERC authorized the recovery of prudently incurred abandoned costs in connection with the MAPP project. Consistent with this order, on December 21, 2012, PHI submitted a filing to FERC seeking recovery of approximately $50 million of abandoned MAPP capital expenditures. The FERC filing addressed, among other things, the prudence of the recoverable costs incurred, the proposed period over which the abandoned costs are to be amortized and the rate of return on these costs during the recovery period. Various protests have been submitted in response to the December 21, 2012 filing, arguing, among other things, that FERC should disallow a portion of the rate of return involving an incentive adder that would be applied to the abandonment costs, and requesting a hearing on various issues such as the amount of the ROE and the prudence of the costs. Pepco cannot at this time estimate when a final FERC decision in this proceeding will be issued.

As of December 31, 2012, Pepco had placed in service $11 million of its total capital expenditures with respect to the MAPP project, which represented upgrades of existing substation assets that were expected to support the MAPP transmission line, transferred approximately $3 million of materials to inventories for use on other projects and reclassified the remaining $50 million of capital expenditures to a regulatory asset. The regulatory asset includes the costs of land, land rights, supplies and materials, engineering and design, environmental services, and project management and administration. Pepco intends to reduce the regulatory asset by any amounts recovered from the sale or alternative use of the land, land rights, supplies and materials.

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

Capital lease assets recorded within Property, plant and equipment at December 31, 2012 and 2011 are comprised of the following:

	Original Cost	Accumulated Amortization	Net Book Value
	(millions of dollars)
At December 31, 2012
Transmission	$76	$37	$39
Distribution	76	37	39
Other	3	3	—

Total	$155	$77	$78

At December 31, 2011
Transmission	$76	$33	$43
Distribution	76	33	43
Other	3	3	—

Total	$155	$69	$86

The approximate annual commitments under capital leases are $15 million for each year 2013 through 2017, and $32 million thereafter.

Rental expense for operating leases was $6 million, $4 million and $4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Total future minimum operating lease payments for Pepco as of December 31, 2012 are $6 million in 2013, $6 million in 2014, $6 million in 2015, $5 million in 2016, $4 million in 2017 and $21 million thereafter.

PEPCO

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	Original Cost	Accumulated Depreciation	Net Book Value
	(millions of dollars)
At December 31, 2012
Distribution	$4,949	$1,995	$2,954
Transmission	1,166	419	747
Construction work in progress	303	—	303
Non-operating and other property	432	291	141

Total	$6,850	$2,705	$4,145

At December 31, 2011
Distribution	$4,661	$1,960	$2,701
Transmission	986	398	588
Construction work in progress	438	—	438
Non-operating and other property	493	346	147

Total	$6,578	$2,704	$3,874

The non-operating and other property amounts include balances for general plant, distribution plant and transmission plant held for future use, intangible plant and non-utility property. Utility plant is generally subject to a first mortgage lien.

(9) PENSION AND OTHER POSTRETIREMENT BENEFITS

Pepco accounts for its participation in its parent’s single-employer plans, Pepco Holding’s non-contributory retirement plan (the PHI Retirement Plan) and the Pepco Holdings, Inc. Welfare Plan for Retirees (the PHI OPEB Plan), as participation in multiemployer plans. For 2012, 2011 and 2010, Pepco was responsible for $39 million, $43 million and $40 million, respectively, of the pension and other postretirement net periodic benefit cost incurred by PHI. During 2012, Pepco made a discretionary tax-deductible contribution to the PHI Retirement Plan in the amount of $85 million. Pepco made a discretionary, tax-deductible contribution of $40 million to the PHI Retirement Plan for the year ended December 31, 2011. No contribution was made for the year ended December 31, 2010. In addition, Pepco made contributions of $5 million, $7 million and $10 million, respectively, to the PHI OPEB Plan for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011, Pepco’s Prepaid pension expense of $353 million and $289 million, respectively, and Other postretirement benefit obligations of $66 million, effectively represent assets and benefit obligations resulting from Pepco’s participation in the Pepco Holdings benefit plans.

PEPCO

(10) DEBT

Long-Term Debt

Long-term debt outstanding as of December 31, 2012 and 2011 is presented below.

Type of Debt	Interest Rate	Maturity	2012	2011
			(millions of dollars)
First Mortgage Bonds	4.95%(a)(b)	2013	$200	$200
	4.65%(a)(b)	2014	175	175
	3.05%	2022	200	—
	6.20%(a)(b)(c)	2022	110	110
	5.375%(a)	2024	—	38
	5.75%(a)(b)	2034	100	100
	5.40%(a)(b)	2035	175	175
	6.50%(a)(b)(c)	2037	500	500
	7.90%	2038	250	250

Total long-term debt			1,710	1,548
Other long-term debt			—	1
Net unamortized discount			(9)	(9)
Current portion of long-term debt			(200)	—

Total net long-term debt			$1,501	$1,540

(a)	Represents a series of first mortgage bonds issued by Pepco (Collateral First Mortgage Bonds) as collateral for an outstanding series of senior notes issued by the company or tax-exempt bonds issued for the benefit of the company. The maturity date, optional and mandatory prepayment provisions, if any, interest rate, and interest payment dates on each series of senior notes or the company’s obligations in respect of the tax-exempt bonds are identical to the terms of the corresponding series of Collateral First Mortgage Bonds. Payments of principal and interest on a series of senior notes or the company’s obligations in respect of the tax-exempt bonds satisfy the corresponding payment obligations on the related series of Collateral First Mortgage Bonds. Because each series of senior notes or the company’s obligations in respect of the tax-exempt bonds and the corresponding series of Collateral First Mortgage Bonds securing that series of senior notes or tax-exempt bonds obligations effectively represents a single financial obligation, the senior notes and the tax-exempt bonds are not separately shown on the table.
(b)	Represents a series of Collateral First Mortgage Bonds issued by Pepco that in accordance with its terms will, at such time as there are no first mortgage bonds of Pepco outstanding (other than Collateral First Mortgage Bonds securing payment of senior notes), cease to secure the corresponding series of senior notes and will be cancelled.
(c)	Represents a series of Collateral First Mortgage Bonds as to which Pepco has agreed in connection with the issuance of the corresponding series of senior notes that, notwithstanding the terms of the Collateral First Mortgage Bonds described in footnote (b) above, it will not permit the release of the Collateral First Mortgage Bonds as security for the series of senior notes for so long as the senior notes remains outstanding, unless Pepco delivers to the senior note trustee comparable secured obligations to secure the senior notes.

The outstanding First Mortgage Bonds are subject to a lien on substantially all of Pepco’s property, plant and equipment.

The aggregate principal amount of long-term debt outstanding at December 31, 2012, that will mature in each of 2013 through 2017 and thereafter is as follows: $200 million in 2013, $175 million in 2014, zero in 2015 through 2017 and $1,335 million thereafter.

Pepco’s long-term debt is subject to certain covenants. As of December 31, 2012, Pepco is in compliance with all such covenants.

Bond Issuances

During 2012, Pepco issued $200 million of 3.05% first mortgage bonds due April 1, 2022. Net proceeds from the issuance of the long-term debt were used primarily (i) to repay Pepco’s outstanding commercial paper that was issued to temporarily fund capital expenditures and working capital, (ii) to fund the redemption, prior to maturity, of all of the $38.3 million outstanding of the 5.375% pollution control revenue refunding bonds due in 2024 issued by the Industrial Development Authority of the City of Alexandria, Virginia (IDA), on Pepco’s behalf and (iii) for general corporate purposes.

PEPCO

Bond Redemptions

During 2012, all of the $38.3 million of the outstanding 5.375% pollution control revenue refunding bonds issued by IDA for Pepco’s benefit were redeemed. In connection with the redemption, Pepco redeemed all of the $38.3 million outstanding of its 5.375% first mortgage bonds due in 2024 that secured the obligations under the pollution control bonds.

Short-Term Debt

Pepco has traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes, and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements.

A detail of the components of Pepco’s short-term debt at December 31, 2012 and 2011 is as follows:

	2012	2011
	(millions of dollars)
Commercial paper	$231	$74

Total	$231	$74

Commercial Paper

Pepco maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2012, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

Pepco had $231 million and $74 million of commercial paper outstanding at December 31, 2012 and 2011, respectively. The weighted average interest rates for commercial paper issued by Pepco during 2012 and 2011 were 0.43% and 0.35%, respectively. The weighted average maturity of all commercial paper issued by Pepco during 2012 and 2011 was five days and two days, respectively.

Credit Facility

PHI, Pepco, Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE) maintain an unsecured syndicated credit facility to provide for their respective liquidity needs, including obtaining letters of credit, borrowing for general corporate purposes and supporting their commercial paper programs. On August 1, 2011, PHI, Pepco, DPL and ACE entered into an amended and restated credit agreement, which, among other changes, extended the expiration date of the facility to August 1, 2016. On August 2, 2012, the amended and restated credit agreement was amended to extend the term of the credit facility to August 1, 2017 and to amend the pricing schedule to decrease certain fees and interest rates payable to the lenders under the facility.

The aggregate borrowing limit under the amended and restated credit facility is $1.5 billion, all or any portion of which may be used to obtain loans and up to $500 million of which may be used to obtain letters of credit. The facility also includes a swingline loan sub-facility, pursuant to which each company may make same day borrowings in an aggregate amount not to exceed 10% of the total amount of the facility. Any swingline loan must be repaid by the borrower within fourteen days of receipt. The credit sublimit at December 31, 2012 was $650 million for PHI, $350 million for Pepco and $250 million for each of DPL and ACE. The sublimits may be increased or decreased by the individual borrower during the term of the facility, except that (i) the sum of all of the borrower sublimits following any such increase or decrease must equal the total amount of the facility, and (ii) the aggregate amount of credit used at any given time by (a) PHI may not exceed $1.25 billion, and (b) each of Pepco, DPL or ACE may not exceed the lesser of $500 million or the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the sublimit reallocations may not exceed eight per year during the term of the facility.

PEPCO

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month London Interbank Offered Rate plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of December 31, 2012.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At December 31, 2012 and 2011, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $477 million and $711 million, respectively. Pepco’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by DPL and ACE and the portion of the total capacity being used by PHI.

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

PEPCO

Provision for Income Taxes

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Current Tax Benefit
Federal	$(84)	$(19)	$(28)
State and local	(27)	(16)	(7)

Total Current Tax Benefit	(111)	(35)	(35)

Deferred Tax Expense (Benefit)
Federal	127	54	52
State and local	33	19	22
Investment tax credit amortization	(1)	(2)	(2)

Total Deferred Tax Expense	159	71	72

Total Income Tax Expense	$48	$36	$37

Reconciliation of Income Tax Expense

	For the Year Ended December 31,
	2012		2011		2010
	(millions of dollars)
Income tax at Federal statutory rate	$61	35.0%	$47	35.0%	$51	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	10	5.7%	8	5.5%	8	5.5%
Asset removal costs	(11)	(6.3)%	(7)	(5.0)%	(3)	(2.1)%
Change in estimates and interest related to uncertain and effectively settled tax positions	(11)	(6.3)%	(9)	(6.6)%	(11)	(7.6)%
Depreciation	1	0.6%	(1)	(0.7)%	3	2.1%
Investment tax credit amortization	(1)	(0.6)%	(2)	(1.1)%	(2)	(1.4)%
Software amortization	1	0.6%	—	(0.3)%	(4)	(2.8)%
Other, net	(2)	(1.1)%	—	(0.1)%	(5)	(3.2)%

Income Tax Expense	$48	27.6%	$36	26.7%	$37	25.5%

Year ended December 31, 2012

The effective income tax rate primarily reflects tax benefits recorded in 2012 related to asset removal costs and changes in estimates and interest related to uncertain and effectively settled tax positions.

During 2012, Pepco recorded income tax benefits of $10 million related to uncertain and effectively settled tax positions primarily due to the effective settlement with the Internal Revenue Service (IRS) with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position.

The rate for the year ended December 31, 2012 reflects an increase in deductible asset removal costs for Pepco in 2012 related to a higher level of asset retirements.

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

Components of Deferred Income Tax Liabilities (Assets)

	At December 31,
	2012	2011
	(millions of dollars)
Deferred Tax Liabilities (Assets)
Depreciation and other basis differences related to plant and equipment	$1,105	$902
Pension and other postretirement benefits	111	117
Deferred taxes on amounts to be collected through future rates	28	20
Federal and state net operating losses	(174)	(80)
Other	140	69

Total Deferred Tax Liabilities, net	1,210	1,028
Deferred tax assets included in Current Assets	9	11

Total Deferred Tax Liabilities, net non-current	$1,219	$1,039

PEPCO

The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement basis and tax basis of assets and liabilities. The portion of the net deferred tax liability applicable to Pepco’s operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net, and is recorded as a regulatory asset on the balance sheet. No valuation allowance for deferred tax assets was required or recorded at December 31, 2012 and 2011. Federal and state net operating losses generally expire over 20 years from 2029 to 2032.

The Tax Reform Act of 1986 repealed the investment tax credit for property placed in service after December 31, 1985, except for certain transition property. Investment tax credits previously earned on Pepco’s property continue to be amortized to income over the useful lives of the related property.

Reconciliation of Beginning and Ending Balances of Unrecognized Tax Benefits

	2012	2011	2010
	(millions of dollars)
Beginning balance as of January 1	$173	$190	$71
Tax positions related to current year:
Additions	—	—	110
Reductions	—	—	—
Tax positions related to prior years:
Additions	60	12	24
Reductions	(142)	(26)	(15)
Settlements	—	(3)	—

Ending balance as of December 31	$91	$173	$190

Unrecognized Benefits That, If Recognized, Would Affect the Effective Tax Rate

Unrecognized tax benefits are related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either measured the tax benefit at an amount less than the benefit claimed, or expected to be claimed, or has concluded that it is not more likely than not that the tax position will be ultimately sustained. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. At December 31, 2012, Pepco had $8 million of unrecognized tax benefits that, if recognized, would lower the effective tax rate.

Interest and Penalties

Pepco recognizes interest and penalties relating to its uncertain tax positions as an element of income tax expense. For the years ended December 31, 2012, 2011 and 2010, Pepco recognized $18 million of pre-tax interest income ($11 million after-tax), $8 million of pre-tax interest income ($5 million after-tax), and $27 million of pre-tax interest income ($16 million after-tax), respectively, as a component of income tax expense. As of December 31, 2012, 2011 and 2010, Pepco had accrued interest receivable of $5 million, accrued interest payable of $6 million and accrued interest receivable of $8 million, respectively, related to effectively settled and uncertain tax positions.

Possible Changes to Unrecognized Tax Benefits

It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of Pepco’s uncertain tax positions will significantly increase or decrease within the next 12 months. The final settlement of the 2003 to 2008 Federal audits or state audits could impact the balances and related interest accruals significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.

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

Other Taxes

Taxes other than income taxes for each year are shown below. These amounts are recoverable through rates.

	2012	2011	2010
	(millions of dollars)
Gross Receipts/Delivery	$106	$109	$108
Property	46	44	42
County Fuel and Energy	160	170	154
Environmental, Use and Other	60	59	60

Total	$372	$382	$364

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

PEPCO

The following tables set forth, by level within the fair value hierarchy, Pepco’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Executive deferred compensation plan assets
Money market funds	$15	$15	$—	$—
Life insurance contracts	56	—	38	18

	$71	$15	$38	$18

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$9	$—	$9	$—

	$9	$—	$9	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2012.

	Fair Value Measurements at December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Executive deferred compensation plan assets
Money market funds	$12	$12	$—	$—
Life insurance contracts	57	—	40	17

	$69	$12	$40	$17

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$10	$—	$10	$—

	$10	$—	$10	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2011.

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

PEPCO

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

Executive deferred compensation plan assets consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of December 31, 2012. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

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

Reconciliations of the beginning and ending balances of Pepco’s fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 are shown below.

	Life Insurance Contracts
	Year Ended December 31,
	2012	2011
	(millions of dollars)
Beginning balance as of January 1	$17	$18
Total gains (losses) (realized and unrealized):
Included in income	4	6
Included in accumulated other comprehensive loss	—	—
Purchases	—	—
Issuances	(3)	(3)
Settlements	—	(4)
Transfers in (out) of level 3	—	—

Ending balance as of December 31	$18	$17

PEPCO

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other operation and maintenance expense for the periods below were as follows:

	Year Ended December 31,
	2012	2011
	(millions of dollars)
Total gains included in income for the period	$4	$6

Change in unrealized gains relating to assets still held at reporting date	$4	$3

Other Financial Instruments

The estimated fair values of Pepco’s debt instruments that are measured at amortized cost in Pepco’s financial statements and the associated level of the estimates within the fair value hierarchy as of December 31, 2012 are shown in the table below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$2,160	$204	$1,956	$—

	$2,160	$204	$1,956	$—

(a)	The carrying amount for Long-term debt is $1,701 million as of December 31, 2012.

The estimated fair value of Pepco’s debt instruments at December 31, 2011 is shown below:

	December 31, 2011
	Carrying Amount	Fair Value
	(millions of dollars)
Long-term debt	$1,540	$1,943

PEPCO

The carrying amount of all other financial instruments in the accompanying financial statements approximate fair value.

(13) COMMITMENTS AND CONTINGENCIES

General Litigation

In 1993, Pepco was served with Amended Complaints filed in the state Circuit Courts of Prince George’s County, Baltimore City and Baltimore County, Maryland in separate ongoing, consolidated proceedings known as “In re: Personal Injury Asbestos Case.” Pepco and other corporate entities were brought into these cases on a theory of premises liability. Under this theory, the plaintiffs argued that Pepco was negligent in not providing a safe work environment for employees or its contractors, who allegedly were exposed to asbestos while working on Pepco’s property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their complaints. While the pleadings were not entirely clear, it appeared that each plaintiff sought $2 million in compensatory damages and $4 million in punitive damages from each defendant. In the intervening years, most of the cases were voluntarily dismissed by the plaintiffs prior to their respective trial dates. At the beginning of the first quarter of 2012, there were approximately 90 cases pending against Pepco in the Maryland State Courts (excluding those tendered to Mirant Corporation (Mirant) for defense and indemnification in connection with the sale by Pepco of its generation assets to Mirant in 2000), with an aggregate amount of monetary damages sought of approximately $360 million. In March 2012, the parties to these consolidated proceedings (each represented by the same law firm) filed a stipulation of dismissal, by which the plaintiffs voluntarily dismissed Pepco as a defendant, eliminating any reasonably possible liability Pepco may have had with respect to these proceedings.

Environmental Matters

Pepco is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from Pepco’s customers, environmental clean-up costs incurred by Pepco generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of Pepco described below at December 31, 2012 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
	(millions of dollars)
Beginning balance as of January 1	$14	$4	$18
Accruals	—	—	—
Payments	—	(1)	(1)

Ending balance as of December 31	14	3	17
Less amounts in Other current liabilities	1	—	1

Amounts in Other deferred credits	$13	$3	$16

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

PEPCO

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

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including Pepco, based on their alleged sale of transformers to Ward Transformer, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including Pepco) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. In a January 31, 2013 order, the district court granted summary judgment for the test case defendant whom plaintiffs alleged was liable based on its sale of transformers to Ward Transformer. The district court’s order addresses only the liability of the test case defendant. Pepco has concluded that a loss is reasonably possible with respect to this matter, but Pepco was unable to estimate an amount or range of reasonably possible losses to which it may be exposed. Pepco does not believe that it had extensive business transactions, if any, with the Ward Transformer site.

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

PEPCO

Pepco and Pepco Energy Services submitted a proposed RI/FS work plan in July 2012, and filed a revised work plan in December 2012 based on comments from DDOE and the public. DDOE approved the revised work plan on December 28, 2012 and RI/FS field work commenced in January 2013.

The remediation costs accrued for this matter are included in the table above in the columns entitled “Transmission and Distribution” and “Legacy Generation – Regulated.”

Potomac River Mineral Oil Release

In January 2011, a coupling failure on a transformer cooler pipe resulted in a release of non-toxic mineral oil at Pepco’s Potomac River substation in Alexandria, Virginia. An overflow of an underground secondary containment reservoir resulted in approximately 4,500 gallons of mineral oil flowing into the Potomac River.

The release falls within the regulatory jurisdiction of multiple federal and state agencies. Beginning in March 2011, DDOE issued a series of compliance directives requiring Pepco to prepare an incident report, provide certain records, and prepare and implement plans for sampling surface water and river sediments and assessing ecological risks and natural resources damages. Pepco completed field sampling during the fourth quarter of 2011 and submitted sampling results to DDOE during the second quarter of 2012. Pepco is continuing discussions with DDOE regarding the need for any further response actions but expects that additional monitoring of shoreline sediments may be required.

In June 2012, Pepco commenced discussions with DDOE regarding a possible consent decree that would resolve DDOE’s threatened claims for civil penalties for alleged violation of the District’s Water Pollution Control Law, as well as for damages to natural resources. Pepco and DDOE have reached an agreement in principle that would consist of a combination of a civil penalty and Supplemental Environmental Projects (SEPs) with a total cost to Pepco of approximately $1 million. Discussions with DDOE continue regarding the specific nature and scope of the SEPs, as well as the amount of DDOE’s and the federal resource trustees’ natural resource damage claim. This matter is expected to be resolved through the entry of a consent decree sometime in 2013. Based on discussions to date, PHI and Pepco do not believe that the resolution of these claims will have a material adverse effect on their respective financial conditions, results of operations or cash flows.

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

During March 2011, EPA conducted an inspection of the Potomac River substation to review compliance with federal regulations regarding Spill Prevention, Control, and Countermeasure (SPCC) plans for facilities using oil-containing equipment in proximity to surface waters. EPA identified several potential violations of the SPCC regulations relating to SPCC plan content, recordkeeping, and secondary containment. As a result of the oil release, Pepco submitted a revised SPCC plan to EPA in August 2011 and implemented certain interim operational changes to the secondary containment systems at the facility which involve pumping accumulated storm water to an aboveground holding tank for off-site disposal. In December 2011, Pepco completed the installation of a treatment system designed to allow automatic discharge of accumulated storm water from the secondary containment system. Pepco currently is seeking DDOE’s and EPA’s approval to commence operation of the new system and, after receiving such approval, will submit a further revised SPCC plan to EPA. In the meantime, Pepco is continuing to use the aboveground holding tank to manage storm water from the secondary containment system. In April 2012, EPA advised Pepco that it is not seeking civil penalties at this time for alleged non-compliance with SPCC regulations.

PEPCO

The amounts accrued for these matters are included in the table above in the column entitled “Transmission and Distribution.”

District of Columbia Tax Legislation

In 2011, the Council of the District of Columbia approved the Budget Support Act which requires that corporate taxpayers in the District of Columbia calculate taxable income allocable or apportioned to the District of Columbia by reference to the income and apportionment factors applicable to commonly controlled entities organized within the United States that are engaged in a unitary business. In the aggregate, this new tax reporting method reduced pre-tax earnings for the year ended December 31, 2011 by less than $1 million. During 2012, the District of Columbia Office of Tax and Revenue adopted regulations to implement this reporting method. PHI has analyzed these regulations and determined that the regulations did not impact PHI’s results of operations for the year ended December 31, 2012.

Contractual Obligations

As of December 31, 2012, Pepco had no contractual obligations under non-derivative fuel and power purchase contracts.

(14) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to Pepco for the years ended December 31, 2012, 2011 and 2010 were approximately $211 million, $185 million and $186 million, respectively.

Pepco Energy Services performs utility maintenance services and high voltage underground transmission cabling, including services that are treated as capital costs, for Pepco. Amounts charged to Pepco by Pepco Energy Services for the years ended December 31, 2012, 2011 and 2010 were approximately $16 million, $20 million and $10 million, respectively.

As of December 31, 2012 and 2011, Pepco had the following balances on its balance sheets due to related parties:

	2012	2011
	(millions of dollars)
(Payable to) Receivable From Related Party (current) (a)
PHI Parent Company	$—	$15
PHI Service Company	(22)	(32)
Pepco Energy Services (b)	(18)	(40)
Other	(1)	—

Total	$(41)	$(57)

(a)	Included in Accounts payable due to associated companies.
(b)	Pepco bills customers on behalf of Pepco Energy Services where customers have selected Pepco Energy Services as their alternative energy supplier or where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement. Amount also includes charges for utility work performed by Pepco Energy Services on behalf of Pepco.

PEPCO

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly data presented below reflect all adjustments necessary, in the opinion of management, for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations and differences between summer and winter rates. Therefore, comparisons by quarter within a year are not meaningful.

	2012
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter	Total
	(millions of dollars)
Total Operating Revenue	$465		$456	$582	$445	$1,948
Total Operating Expenses	425		401	475	390	1,691
Operating Income	40		55	107	55	257
Other Expenses	(21)		(20)	(22)	(20)	(83)
Income Before Income Tax Expense	19		35	85	35	174
Income Tax (Benefit) Expense	(5	)(a)	8	35	10	48
Net Income	$24		$27	$50	$25	$126

(a)	Includes tax benefits of $10 million (after-tax), primarily related to the settlement of an uncertain tax position with the IRS related to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(millions of dollars)
Total Operating Revenue	$534	$506	$603	$435	$2,078
Total Operating Expenses	491	454	521	400	1,866
Operating Income	43	52	82	35	212
Other Expenses	(18)	(18)	(21)	(20)	(77)
Income Before Income Tax Expense	25	34	61	15	135
Income Tax Expense (a)	7	2	23	4	36
Net Income	$18	$32	$38	$11	$99

(a)	Includes tax benefits of $5 million (after-tax) associated with an interest benefit related to federal tax liabilities and an additional tax benefit of $4 million (after-tax) related to the filing of amended state tax returns, each recorded in the second quarter.

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

Management of DPL assessed DPL’s internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the management of DPL concluded that DPL’s internal control over financial reporting was effective as of December 31, 2012.

DPL

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of

Delmarva Power & Light Company

In our opinion, the financial statements of Delmarva Power & Light Company (a wholly owned subsidiary of Pepco Holdings, Inc.) listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Delmarva Power & Light Company at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Delmarva Power & Light Company listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Washington, D.C.

February 28, 2013

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF INCOME

For the Year Ended December 31,	2012	2011	2010
	(millions of dollars)
Operating Revenue
Electric	$1,050	$1,074	$1,163
Natural gas	183	230	237

Total Operating Revenue	1,233	1,304	1,400

Operating Expenses
Purchased energy	568	635	740
Gas purchased	113	155	164
Other operation and maintenance	260	239	255
Restructuring charge	—	—	8
Depreciation and amortization	102	89	83
Other taxes	36	37	37

Total Operating Expenses	1,079	1,155	1,287

Operating Income	154	149	113

Other Income (Expenses)
Interest expense	(47)	(44)	(44)
Other income	10	8	7

Total Other Expenses	(37)	(36)	(37)

Income Before Income Tax Expense	117	113	76

Income Tax Expense	44	42	31

Net Income	$73	$71	$45

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

ASSETS	December 31, 2012	December 31, 2011
	(millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$6	$5
Accounts receivable, less allowance for uncollectible accounts of $9 million and $12 million, respectively	201	186
Inventories	53	44
Prepayments of income taxes	10	14
Income taxes receivable	10	11
Prepaid expenses and other	20	17

Total Current Assets	300	277

INVESTMENTS AND OTHER ASSETS
Goodwill	8	8
Regulatory assets	288	227
Prepaid pension expense	232	162
Assets and accrued interest related to uncertain tax positions	20	—
Other	12	23

Total Investments and Other Assets	560	420

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,422	3,188
Accumulated depreciation	(1,000)	(926)

Net Property, Plant and Equipment	2,422	2,262

TOTAL ASSETS	$3,282	$2,959

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

LIABILITIES AND EQUITY	December 31, 2012	December 31, 2011
	(millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$137	$152
Current portion of long-term debt	250	66
Accounts payable and accrued liabilities	125	92
Accounts payable due to associated companies	20	21
Taxes accrued	4	11
Interest accrued	6	6
Derivative liabilities	4	12
Other	61	59

Total Current Liabilities	607	419

DEFERRED CREDITS
Regulatory liabilities	258	297
Deferred income taxes, net	697	615
Investment tax credits	5	6
Other postretirement benefit obligations	22	22
Liabilities and accrued interest related to uncertain tax positions	—	9
Derivative liabilities	—	3
Other	41	37

Total Deferred Credits	1,023	989

LONG-TERM LIABILITIES
Long-term debt	667	699

COMMITMENTS AND CONTINGENCIES (NOTE 15)

EQUITY
Common stock, $2.25 par value, 1,000 shares authorized, 1,000 shares outstanding	—	—
Premium on stock and other capital contributions	407	347
Retained earnings	578	505

Total Equity	985	852

TOTAL LIABILITIES AND EQUITY	$3,282	$2,959

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2012	2011	2010
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$73	$71	$45
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	102	89	83
Deferred income taxes	55	57	74
Investment tax credit amortization	(1)	(1)	(1)
Changes in:
Accounts receivable	(15)	26	(21)
Inventories	(9)	(3)	(1)
Regulatory assets and liabilities, net	(29)	(30)	(9)
Accounts payable and accrued liabilities	26	(23)	31
Pension contributions	(85)	(40)	—
Prepaid pension expense, excluding contributions	15	17	18
Income tax-related prepayments, receivables and payables	8	14	11
Other assets and liabilities	(9)	1	(4)

Net Cash From Operating Activities	131	178	226

INVESTING ACTIVITIES
Investment in property, plant and equipment	(320)	(229)	(250)
Net other investing activities	—	(4)	2

Net Cash Used By Investing Activities	(320)	(233)	(248)

FINANCING ACTIVITIES
Dividends paid to Parent	—	(60)	(23)
Capital contribution from Parent	60	—	11
Issuances of long-term debt	250	35	109
Reacquisitions of long-term debt	(97)	(35)	(31)
(Repayments) issuances of short-term debt, net	(15)	47	—
Cost of issuances	(3)	—	—
Net other financing activities	(5)	4	(1)

Net Cash From (Used By) Financing Activities	190	(9)	65

Net Increase (Decrease) In Cash and Cash Equivalents	1	(64)	43
Cash and Cash Equivalents at Beginning of Year	5	69	26

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6	$5	$69

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $2 million, $1 million and $2 million, respectively)	$44	$43	$40
Cash received for income taxes (includes payments from PHI for Federal income taxes)	(24)	(24)	(49)
Non-cash activities:
Reclassification of property, plant and equipment to regulatory assets	38	—	—
Reclassification of asset removal costs regulatory liability to accumulated depreciation	42	—	—

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF EQUITY

	Common Stock		Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
BALANCE, DECEMBER 31, 2009	1,000	$—	$336	$472	$808
Net Income	—	—	—	45	45
Dividends on common stock	—	—	—	(23)	(23)
Capital contribution from Parent	—	—	11	—	11

BALANCE, DECEMBER 31, 2010	1,000	—	347	494	841
Net Income	—	—	—	71	71
Dividends on common stock	—	—	—	(60)	(60)

BALANCE, DECEMBER 31, 2011	1,000	—	347	505	852
Net Income	—	—	—	73	73
Capital contribution from Parent	—	—	60	—	60

BALANCE, DECEMBER 31, 2012	1,000	$—	$407	$578	$985

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

Storm Restoration Costs

The respective service territories of DPL were affected by a rapidly moving thunderstorm with hurricane-force winds, known as a “derecho,” on June 29, 2012, and Hurricane Sandy on October 29, 2012. Both of these storms resulted in widespread customer outages in each of the service territories and caused extensive damage to DPL’s electric distribution systems.

Total incremental storm restoration costs incurred by DPL for the derecho and Hurricane Sandy through December 31, 2012 were $17 million, with $11 million incurred for repair work and $6 million incurred as capital expenditures. Costs incurred for repair work of $6 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland, and $5 million was charged to Other operation and maintenance expense. As of December 31, 2012, total incremental storm restoration costs include $9 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. DPL is pursuing recovery of these incremental storm restoration costs in its electric distribution base rate cases.

DPL

General and Auto Liability

During 2011, DPL reduced its self-insurance reserves for general and auto liability claims by approximately $2 million, based on obtaining an actuarial estimate of the unpaid losses attributed to general and auto liability claims for DPL. A similar evaluation was performed during 2012 and a reduction of approximately $1 million was made to these reserves.

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

Revenue Recognition

DPL recognizes revenues upon distribution of electricity and gas to its customers, including unbilled revenue for services rendered, but not yet billed. DPL’s unbilled revenue was $62 million and $56 million as of December 31, 2012 and 2011, respectively, and these amounts are included in Accounts receivable. DPL calculates unbilled revenue using an output-based methodology. This methodology is based on the supply of electricity or gas intended for distribution to customers. The unbilled revenue process requires management to make assumptions and judgments about input factors such as customer sales mix, temperature, and estimated line losses (estimates of electricity and gas expected to be lost in the process of its transmission and distribution to customers). The assumptions and judgments are inherently uncertain and susceptible to change from period to period, and if the actual results differ from the projected results, the impact could be material. Revenues from non-regulated electricity and natural gas sales are included in Electric revenues and Natural gas revenues, respectively.

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in DPL’s gross revenues were $15 million, $18 million and $17 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Accounting for Derivatives

DPL uses derivative instruments primarily to reduce natural gas commodity price volatility and to limit its customers’ exposure to natural gas price fluctuations under a hedging program approved by the Delaware Public Service Commission (DPSC). Derivatives are recorded in the balance sheets as Derivative assets or Derivative liabilities and measured at fair value unless designated as normal purchases or normal sales. DPL enters physical natural gas contracts as part of the hedging program that qualify as normal purchases or normal sales, which are not required to be recorded in the financial statements until settled. DPL’s capacity contracts are not classified as derivatives. Changes in the fair value of derivatives that are not designated as cash flow hedges are reflected in income. The gain or loss on a derivative that is designated as a cash flow hedge is initially recorded in Accumulated Other Comprehensive Loss (a separate component of equity) to the extent that the hedge is effective.

DPL

All premiums paid and other transaction costs incurred as part of DPL’s natural gas hedging activity, in addition to all gains and losses related to hedging activities, are fully recoverable through the fuel adjustment clause approved by the DPSC, and are deferred under Financial Accounting Standards Board (FASB) guidance on regulated operations (Accounting Standards Codification (ASC) 980) until recovered. At December 31, 2012, after the effects of cash collateral and netting, there was a net derivative liability of $4 million, offset by a $4 million regulatory asset. At December 31, 2011, after the effects of cash collateral and netting, there was a net derivative liability of $15 million, offset by a $17 million regulatory asset.

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

DPL

Consolidation of Variable Interest Entities - DPL Renewable Energy Transactions

DPL assesses its contractual arrangements with variable interest entities to determine whether it is the primary beneficiary and thereby has to consolidate the entities in accordance with ASC 810. The guidance addresses conditions under which an entity should be consolidated based upon variable interests rather than voting interests.

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of December 31, 2012, DPL has entered into three land-based wind power purchase agreements (PPAs) in the aggregate amount of 128 megawatts (MWs) and one solar PPA with a 10 MW facility. Each of the facilities associated with these PPAs is operational, and DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and solar renewable energy credits (SRECs) from the solar facility up to certain amounts (as set forth below) at rates that are primarily fixed under the PPAs. DPL has concluded that consolidation is not required for any of these PPAs under the FASB guidance on the consolidation of variable interest entities.

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from the second wind facility through 2031 in amounts not to exceed 40 MWs, and from the third wind facility through 2031 in amounts not to exceed 38 MWs, in each case at the rates primarily fixed by the PPA. DPL’s purchases under the three wind PPAs totaled $27 million, $18 million and $12 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The term of the agreement with the solar facility is 20 years and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. DPL’s purchases under the solar agreement were $2 million and $1 million for the years ended December 31, 2012 and 2011, respectively.

On October 18, 2011, the DPSC approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL would be an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each MW hour of energy produced by the fuel cell facilities over 21 years. DPL would have no liability to the qualified fuel cell provider other than to remit payments collected from its distribution customers pursuant to the tariff. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. In June 2012, a 3 MW fuel cell generation facility was placed into service under the tariff. DPL billed $4 million to distribution customers during the year ended December 31, 2012. A 27 MW fuel cell generation facility is expected to be placed into service over time with the first 5 MW increment having been placed into service at the end of 2012. DPL is accounting for this arrangement as an agency transaction.

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

Inventories

Included in Inventories are transmission and distribution materials and supplies and natural gas. DPL utilizes the weighted average cost method of accounting for inventory items. Under this method, an average price is determined for the quantity of units acquired at each price level and is applied to the ending quantity to calculate the total ending inventory balance. Materials and supplies are recorded in Inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

The cost of natural gas, including transportation costs, is included in inventory when purchased and charged to Gas purchased expense when used.

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired at the acquisition date. All of DPL’s goodwill was generated by DPL’s acquisition of Conowingo Power Company in 1995. DPL tests its goodwill for impairment annually as of November 1 and whenever an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of DPL below the carrying amount of its net assets. Factors that may result in an interim impairment test include, but are not limited to: a change in the identified reporting units; an adverse change in business conditions; an adverse regulatory action; or an impairment of DPL’s long-lived assets. DPL performed its annual impairment test on November 1, 2012 and its goodwill was not impaired as described in Note (6), “Goodwill.”

Regulatory Assets and Regulatory Liabilities

Certain aspects of DPL’s business are subject to regulation by the DPSC and the Maryland Public Service Commission (MPSC). The transmission of electricity by DPL is regulated by FERC. DPL’s interstate transportation and wholesale sale of natural gas are regulated by FERC.

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

DPL

Effective June 2007, the MPSC approved a bill stabilization adjustment (BSA) mechanism for retail customers. For customers to whom the BSA applies, DPL recognizes distribution revenue based on an approved distribution charge per customer. From a revenue recognition standpoint, the BSA has the effect of decoupling the distribution revenue recognized in a reporting period from the amount of power delivered during that period. Pursuant to this mechanism, DPL recognizes either (i) a positive adjustment equal to the amount by which revenue from Maryland retail distribution sales falls short of the revenue that DPL is entitled to earn based on the approved distribution charge per customer, or (ii) a negative adjustment equal to the amount by which revenue from such distribution sales exceeds the revenue that DPL is entitled to earn based on the approved distribution charge per customer (a Revenue Decoupling Adjustment). A net positive Revenue Decoupling Adjustment is recorded as a regulatory asset and a net negative Revenue Decoupling Adjustment is recorded as a regulatory liability.

Property, Plant and Equipment

Property, plant and equipment is recorded at original cost, including labor, materials, asset retirement costs and other direct and indirect costs including capitalized interest. The carrying value of Property, plant and equipment is evaluated for impairment whenever circumstances indicate the carrying value of those assets may not be recoverable. Upon retirement, the cost of regulated property, net of salvage, is charged to accumulated depreciation. For additional information regarding the treatment of asset retirement obligations, see the “Asset Removal Costs” section included in this Note.

The annual provision for depreciation on electric and gas property, plant and equipment is computed on a straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property retired, less salvage and other recoveries. Non-operating and other property is generally depreciated on a straight-line basis over the useful lives of the assets. The system-wide composite annual depreciation rates for 2012, 2011 and 2010 for DPL’s property were approximately 2.7%, 2.8% and 2.8%, respectively.

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

DPL recorded AFUDC for borrowed funds of $2 million, $1 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

DPL recorded amounts for the equity component of AFUDC of $3 million, $3 million and $4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

DPL

Amortization of Debt Issuance and Reacquisition Costs

DPL defers and amortizes debt issuance costs and long-term debt premiums and discounts over the lives of the respective debt issuances. When refinancing or redeeming existing debt, any unamortized premiums, discounts and debt issuance costs, as well as debt redemption costs, are classified as regulatory assets and are amortized generally over the life of the original issue.

Asset Removal Costs

In accordance with FASB guidance, asset removal costs are recorded as regulatory liabilities. At December 31, 2012 and 2011, $202 million and $244 million, respectively, of asset removal costs are included in Regulatory liabilities in the accompanying balance sheets.

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

Dividend Restrictions

All of DPL’s shares of outstanding common stock are held by Conectiv, its parent company. In addition to its future financial performance, the ability of DPL to pay dividends to its parent company is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends, and (ii) the prior rights of holders of existing and future preferred stock, mortgage bonds and other long-term debt issued by DPL and any other restrictions imposed in connection with the incurrence of liabilities. DPL has no shares of preferred stock outstanding. DPL had approximately $578 million and $505 million of retained earnings available for payment of common stock dividends at December 31, 2012 and 2011, respectively. These amounts represent the total retained earnings balances at those dates.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified in order to conform to the current period presentation. The following adjustments have been recorded and are not considered material individually or in the aggregate:

Natural Gas Operating Revenue Adjustment

During 2012, DPL recorded an adjustment to correct an overstatement of unbilled revenue in its natural gas distribution business related to prior periods. The adjustment resulted in a decrease in Operating revenue of $1 million for the year ended December 31, 2012.

Default Electricity Supply Revenue and Costs Adjustments

During 2011, DPL recorded adjustments to correct certain errors associated with the accounting for Default Electricity Supply revenue and costs. These adjustments primarily arose from the under-recognition of allowed returns on the cost of working capital and resulted in a pre-tax decrease in Other operation and maintenance expense of $11 million for the year ended December 31, 2011.

DPL

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

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

Fair Value Measurements and Disclosures (ASC 820)

The FASB issued new guidance on fair value measurement and disclosures that was effective beginning with DPL’s March 31, 2012 financial statements. The new measurement guidance did not have a material impact on DPL’s financial statements and the new disclosure requirements are in Note (14), “Fair Value Disclosures,” of DPL’s financial statements.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

Balance Sheet (ASC 210)

The FASB issued new disclosure requirements for derivatives that will include information about the gross exposures of the instruments and the net exposure of the instruments under contractual netting arrangements, how the exposures are presented in the financial statements, and the terms and conditions of the contractual netting arrangements. The new disclosures are effective beginning with DPL’s March 31, 2013 financial statements. DPL does not expect this guidance to have a material impact on its financial statements.

(5) SEGMENT INFORMATION

The company operates its business as one regulated utility segment, which includes all of its services as described above.

(6) GOODWILL

DPL’s goodwill balance of $8 million was unchanged during the year ended December 31, 2012. All of DPL’s goodwill was generated by its acquisition of Conowingo Power Company in 1995. DPL’s annual impairment test as of November 1, 2012 indicated that goodwill was not impaired.

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

DPL

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

DPL’s gross amount of goodwill, accumulated impairment losses and carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows:

	2012			2011
	Gross Amount	Accumulated Impairment Losses	Carrying Amount	Gross Amount	Accumulated Impairment Losses	Carrying Amount
	(millions of dollars)
Beginning balance as of January 1	$8	$—	$8	$8	$—	$8
Impairment losses	—	—	—	—	—	—

Ending balance as of December 31	$8	$—	$8	$8	$—	$8

(7) REGULATORY MATTERS

Regulatory Assets and Regulatory Liabilities

The components of DPL’s regulatory asset and liability balances at December 31, 2012 and 2011 are as follows:

	2012	2011
	(millions of dollars)
Regulatory Assets
Recoverable income taxes	$69	$61
Smart Grid (a)	70	46
MAPP abandonment costs (a)	38	—
COPCO acquisition adjustment (a)	26	30
Deferred debt extinguishment costs (a)	15	16
Deferred energy supply costs (b)	13	16
Incremental storm restoration costs	11	6
Deferred losses on gas derivatives	4	17
Other	42	35

Total Regulatory Assets	$288	$227

Regulatory Liabilities
Asset removal costs	$202	$244
Deferred income taxes due to customers	38	38
Deferred energy supply costs	6	12
Other	12	3

Total Regulatory Liabilities	$258	$297

(a)	A return is earned on these deferrals.
(b)	A return is generally earned in Delaware on this deferral.

DPL

A description for each category of regulatory assets and regulatory liabilities follows:

Recoverable Income Taxes: Represents amounts recoverable from DPL’s customers for tax benefits applicable to utility operations that were previously recognized in income tax expense before the company was ordered to account for the tax benefits as deferred income taxes. As the temporary differences between the financial statement basis and tax basis of assets reverse, the deferred recoverable balances are reversed.

Smart Grid: Represents advanced metering infrastructure (AMI) costs associated with the installation of smart meters and the early retirement of existing meters throughout DPL’s service territory that are recoverable from customers.

MAPP Abandonment Costs: Represents the probable recovery of abandoned costs prudently incurred in connection with the Mid-Atlantic Power Pathway (MAPP) project which was terminated on August 24, 2012. The regulatory asset includes the costs of land, land rights, supplies and materials, engineering and design, environmental services, and project management and administration. The regulatory asset will be reduced as the result of sale or alternative use of these assets. These assets are currently earning a return of 12.8%.

COPCO Acquisition Adjustment: On July 19, 2007, the MPSC issued an order which provided for the recovery of a portion of DPL’s goodwill. As a result of this order, $41 million in DPL goodwill was transferred to a regulatory asset. This item will be amortized from August 2007 through August 2018. The return earned is 12.95%.

Deferred Debt Extinguishment Costs: Represents the costs of debt extinguishment associated with issuances of debt for which recovery through regulated utility rates is considered probable, and if approved, will be amortized to interest expense during the authorized rate recovery period.

Deferred Energy Supply Costs: The regulatory asset represents primarily deferred costs associated with a net under-recovery of Default Electricity Supply costs incurred by DPL that are probable of recovery in rates. The regulatory liability represents primarily deferred costs associated with a net over-recovery of Default Electricity Supply costs incurred that will be refunded by DPL to customers.

Incremental Storm Restoration Costs: Represents total incremental storm restoration costs incurred for repair work due to major storm events in 2012 and 2011, including Hurricane Sandy, the June 2012 derecho, and Hurricane Irene, for which recovery through regulated utility rates is considered probable in the Maryland jurisdiction. DPL’s costs related to Hurricane Irene are being amortized and recovered in rates over a five-year period.

Deferred Losses on Gas Derivatives: Represents losses associated with hedges of natural gas purchases that are recoverable through the Gas Cost Rate approved by the DPSC.

Other: Represents miscellaneous regulatory assets that generally are being amortized over 1 to 20 years.

Asset Removal Costs: The depreciation rates for DPL include a component for removal costs, as approved by the relevant federal and state regulatory commissions. Accordingly, DPL has recorded regulatory liabilities for its estimate of the difference between incurred removal costs and the amount of removal costs recovered through depreciation rates.

Deferred Income Taxes Due to Customers: Represents the portions of deferred income tax assets applicable to utility operations of DPL that have not been reflected in current customer rates for which future payment to customers is probable. As the temporary differences between the financial statement basis and tax basis of assets reverse, deferred recoverable income taxes are amortized.

Other: Includes miscellaneous regulatory liabilities.

DPL

Rate Proceedings

Over the last several years, DPL has proposed in each its jurisdictions the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. To date:

•

A BSA was approved and implemented for electric service in Maryland. In October 2012, the MPSC modified the BSA so that a BSA surcharge is not permitted to be collected for revenues lost during the first 24 hours of a major storm. For further information on the BSA in Maryland, see “Maryland – BSA Proceeding” below.

•

A modified fixed variable rate design (MFVRD) has been approved in concept for electric and natural gas service in Delaware, but the implementation has been deferred by the DPSC pending the development of an implementation plan and a customer education plan, as well as the resolution of various matters relating to development of a statewide energy efficiency plan and attendant legislation.

Under the BSA, customer distribution rates are subject to adjustment (through a credit or surcharge mechanism), depending on whether actual distribution revenue per customer exceeds or falls short of the revenue-per-customer amount approved by the applicable public service commission. The MFVRD approved in concept in Delaware provides for a fixed customer charge (i.e., not tied to the customer’s volumetric consumption of electricity or natural gas) to recover the utility’s fixed costs, plus a reasonable rate of return. Although different from the BSA, DPL views the MFVRD as an appropriate distribution revenue decoupling mechanism.

In an effort to reduce the shortfall in revenues due to the delay in time or lag between when costs are incurred and when they are reflected in rates (regulatory lag), DPL proposed, in each of its jurisdictions, (i) a reliability investment recovery mechanism (RIM) to recover reliability-related capital expenditures incurred between base rate cases, and (ii) the use of fully forecasted test years in future rate cases (which reflect forward-looking costs in lieu of costs incurred over historical test years, and if approved, would be more reflective of current costs and would mitigate the effects of regulatory lag). These proposals were generally not adopted in any of the jurisdictions in which they were filed, as discussed below in connection with the discussions of DPL’s electric distribution base rate proceedings.

Delaware

Gas Cost Rates

DPL makes an annual Gas Cost Rate (GCR) filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. In August 2011, DPL made its 2011 GCR filing. The filing included the second year of the effect of a two-year amortization of under-recovered gas costs proposed by DPL in its 2010 GCR filing (the settlement approved by the DPSC in its 2010 GCR case included only the first year of the proposed two-year amortization). The rates proposed in the 2011 GCR would result in a GCR decrease of approximately 5.6%. On August 21, 2012, the DPSC issued a final order approving the rates as filed.

In August 2012, DPL made its 2012 GCR filing. The rates proposed in the 2012 GCR would result in a GCR decrease of approximately 22.3%. On September 18, 2012, the DPSC issued an order allowing DPL to place the new rates into effect on November 1, 2012, subject to refund and pending final DPSC approval.

Electric Distribution Base Rates

In December 2011, DPL submitted an application with the DPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $31.8 million, based on a requested return on equity (ROE) of 10.75%, and requested approval of implementation of the MFVRD.

DPL

The filing included a request for DPSC approval of a RIM and the use of fully forecasted test years in future DPL rate cases. In January 2012, the DPSC entered an order suspending the full increase and allowing a temporary rate increase of $2.5 million to go into effect on January 31, 2012, subject to refund and pending final DPSC approval. In July 2012, in accordance with an agreement with DPSC staff, DPL placed an additional $22.3 million of the requested rate increase into effect, also subject to refund and pending final DPSC order. On November 29, 2012, the DPSC approved a proposed settlement agreement entered into by DPL and the other parties to the proceeding that provides for an annual rate increase of $22 million, based on an ROE of 9.75%. The settlement agreement also permits DPL to collect from its standard offer service (the supply of electricity by Pepco at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier) (SOS) customers (retail customers who do not elect to purchase electricity from a competitive supplier but instead purchase such electricity from DPL at regulated rates) approximately $3.4 million related to various state and local taxes that were assessed upon DPL’s SOS customers, but actually paid by DPL rather than by the SOS customers upon whom they were assessed. These taxes would be collected over a three-year period. In addition, the settlement agreement allows for the phase-in of the recovery of costs associated with DPL’s AMI system. The settlement agreement does not include approval of a RIM or the use of fully forecasted test years in future DPL rate cases, but it does provide that the parties will meet and discuss alternate regulatory methodologies for the mitigation of regulatory lag. DPL refunded the billed amounts that exceeded the increase approved by the DPSC in February 2013.

Gas Distribution Base Rates

On December 7, 2012, DPL submitted an application with the DPSC to increase its natural gas distribution base rates. The filing seeks approval of an annual rate increase of approximately $12.2 million, based on a requested ROE of 10.25%. The requested rate increase is for the purposes of recovering expenses associated with DPL’s ongoing efforts to maintain safe and reliable service and to provide enhanced customer service technology. In January 2013, the DPSC suspended the full proposed increase and, as permitted by state law, DPL implemented an interim increase of $2.5 million on February 5, 2013, subject to refund and pending final DPSC approval. In compliance with state law and DPSC regulations, DPL also is requesting from the DPSC approval of a Utility Facilities Relocation Charge rider for recovery of future costs associated with the relocation of certain gas delivery service facilities that may be requested by the Delaware Department of Transportation. A final DPSC decision is expected by the third quarter of 2013.

Maryland

Electric Distribution Base Rates

In December 2011, DPL submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $25.2 million (subsequently reduced by DPL to $23.5 million), based on a requested ROE of 10.75%. The filing included a request for MPSC approval of a RIM and the use of fully forecasted test years in future DPL rate cases. In July 2012, the MPSC issued an order approving an annual rate increase of approximately $11.3 million, based on an ROE of 9.81%. The MPSC reduced DPL’s depreciation rates, which is expected to lower annual depreciation and amortization expenses by an estimated $4.1 million. The order did not approve DPL’s request to implement a RIM and did not endorse the use by DPL of fully forecasted test years in future rate cases; however, the MPSC did permit an adjustment to DPL’s rate base to reflect the actual costs of reliability plant additions outside the test year. The order also authorizes DPL to recover in rates over a five-year period $4.3 million of the $4.6 million of incremental storm restoration costs associated with Hurricane Irene that had been deferred previously as a regulatory asset by DPL. The new revenue rates and lower depreciation rates were effective on July 20, 2012.

DPL

BSA Proceeding

As in effect for electric utilities in Maryland prior to October 26, 2012, including DPL, a utility was not permitted to collect a BSA surcharge for distribution revenues lost as a result of major storm outages, beginning 24 hours after the commencement of a major storm, if electric service is not restored to the pre-major storm levels within 24 hours of the start of the storm. On October 26, 2012, the MPSC issued an order that no longer permits certain Maryland utilities, including DPL, to collect a BSA surcharge for revenues lost during the first 24 hours of a major storm.

MPSC New Generation Contract Requirement

In September 2009, the MPSC initiated an investigation into whether the electric distribution companies (EDCs) in Maryland should be required to enter into long-term contracts with entities that construct, acquire or lease, and operate, new electric generation facilities in Maryland.

In April 2012, the MPSC issued an order determining that there is a need for one new power plant in the range of 650 to 700 MW beginning in 2015. The order requires certain Maryland EDCs, including DPL, to negotiate and enter into a contract with the winning bidder of a competitive bidding process in amounts proportional to their relative SOS loads. Under the contract, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with an expected commercial operation date of June 1, 2015. The order acknowledges certain of the EDCs’ concerns about the requirements of the contract and directs them to negotiate with the winning bidder and submit any proposed changes in the contract to the MPSC for approval. The order further specifies that the EDCs entering into the contract will recover the associated costs, in amounts proportional to their relative SOS loads, through surcharges on their respective SOS customers.

In April 2012, a group of generating companies operating in the PJM Interconnection, LLC (PJM) region filed a complaint in the U.S. District Court for the District of Maryland challenging the MPSC’s order on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. In May 2012, DPL and other parties filed notices of appeal in circuit courts in Maryland requesting judicial review of the MPSC’s order. These appeals have been consolidated in the Circuit Court for Baltimore City and have been stayed pending the issuance of a final order from the MPSC approving the form of contract, including the payment obligations of the utilities in the event the utilities do not recover the costs for such payments from their customers.

Until the final form of the contract with the winning bidder and associated cost recovery are approved, DPL cannot predict (i) the extent of the negative effect that the order and, once finalized, the contract for new generation may have on DPL’s balance sheets, as well as its credit metrics, as calculated by independent rating agencies that evaluate and rate DPL and each of its debt issuances, (ii) the effect on DPL’s ability to recover their associated costs of the contract for new generation if a significant number of SOS customers elect to buy their energy from alternative energy suppliers, and (iii) the effect of the order on the financial condition, results of operations and cash flows of DPL.

Maryland Governor’s Grid Resiliency Task Force

In July 2012, the Maryland governor signed an Executive Order directing his energy advisor, in collaboration with certain state agencies, to solicit input and recommendations from experts on how to improve the resiliency and reliability of the electric distribution system in Maryland. The resulting Grid Resiliency Task Force issued its report in September 2012, in which it made 11 recommendations. The governor forwarded the report to the MPSC in October 2012, urging the MPSC to quickly implement the first four recommendations: (i) strengthen existing reliability and storm restoration regulations; (ii) accelerate the investment necessary to meet the enhanced metrics; (iii) allow surcharge recovery for the accelerated investment; and (iv) implement clearly defined performance metrics into the traditional ratemaking scheme. DPL will consider the Grid Resiliency Task Force recommendations in its next electric distribution base rate case expected to be filed with the MPSC in the first quarter of 2013.

DPL

MAPP Project

On August 24, 2012, the board of PJM terminated the MAPP Project and removed it from PJM’s regional transmission expansion plan. PHI had been directed to construct the MAPP project, a 152-mile high-voltage interstate transmission line, to address the reliability needs of the region’s transmission system.

As of December 31, 2012, DPL’s total capital expenditures related to the MAPP project were approximately $38 million. In a 2008 FERC order approving incentives for the MAPP project, FERC authorized the recovery of prudently incurred abandoned costs in connection with the MAPP project. Consistent with this order, on December 21, 2012, PHI submitted a filing to FERC seeking recovery of approximately $38 million of abandoned MAPP capital expenditures. The FERC filing addressed, among other things, the prudence of the recoverable costs incurred, the proposed period over which the abandoned costs are to be amortized and the rate of return on these costs during the recovery period. Various protests have been submitted in response to the December 21, 2012 filing, arguing, among other things, that FERC should disallow a portion of the rate of return involving an incentive adder that would be applied to the abandonment costs, and requesting a hearing on various issues such as the amount of the ROE and the prudence of the costs. DPL cannot at this time estimate when a final FERC decision in this proceeding will be issued.

As of December 31, 2012, DPL had reclassified all $38 million of capital expenditures with respect to the MAPP project to a regulatory asset. The regulatory asset includes the costs of land, land rights, engineering and design, environmental services, and project management and administration. DPL intends to reduce the regulatory asset by any amounts recovered from the sale or alternative use of the land and land rights.

(8) LEASING ACTIVITIES

DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is an operating lease and payments over the remaining lease term, which ends in 2032, are $88 million in the aggregate. DPL also has long-term leases for certain other facilities and equipment. Total future minimum operating lease payments for DPL, including the Merrill Creek Reservoir lease, as of December 31, 2012, are $13 million in 2013, $13 million in 2014, $12 million in 2015, $11 million in 2016, $10 million in 2017, and $125 million thereafter.

Rental expense for operating leases, including the Merrill Creek Reservoir lease, was $12 million, $11 million and $10 million for the years ended December 31, 2012, 2011 and 2010, respectively.

DPL

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	Original Cost	Accumulated Depreciation	Net Book Value
	(millions of dollars)
At December 31, 2012
Distribution	$1,664	$498	$1,166
Transmission	877	233	644
Gas	458	137	321
Construction work in progress	206	—	206
Non-operating and other property	217	132	85

Total	$3,422	$1,000	$2,422

At December 31, 2011
Distribution	$1,580	$435	$1,145
Transmission	788	230	558
Gas	429	133	296
Construction work in progress	151	—	151
Non-operating and other property	240	128	112

Total	$3,188	$926	$2,262

The non-operating and other property amounts include balances for general plant, plant held for future use, intangible plant and non-utility property. Utility plant is generally subject to a first mortgage lien.

(10) PENSION AND OTHER POSTRETIREMENT BENEFITS

DPL accounts for its participation in its parent’s single-employer plans, Pepco Holdings’ non-contributory retirement plan (the PHI Retirement Plan) and the Pepco Holdings, Inc. Welfare Plan for Retirees (the PHI OPEB Plan), as participation in multiemployer plans. For 2012, 2011 and 2010, DPL was responsible for $23 million, $23 million and $28 million, respectively, of the pension and other postretirement net periodic benefit cost incurred by PHI. On January 9, 2013, DPL made a discretionary tax-deductible contribution to the PHI Retirement Plan in the amount of $10 million. During 2012, DPL made a discretionary tax-deductible contribution in the amount of $85 million to the PHI Retirement Plan. DPL made a discretionary, tax-deductible contribution of $40 million to the PHI Retirement Plan for the year ended December 31, 2011. No contribution was made for the year ended December 31, 2010. In addition, DPL made contributions of $7 million, $6 million and $9 million, respectively, to the PHI OPEB Plan for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011, DPL’s Prepaid pension expense of $232 million and $162 million, respectively, and Other postretirement benefit obligations of $22 million, effectively represent assets and benefit obligations resulting from DPL’s participation in the PHI benefit plans.

DPL

(11) DEBT

Long-Term Debt

Long-term debt outstanding as of December 31, 2012 and 2011 is presented below:

Type of Debt	Interest Rate	Maturity	2012	2011
			(millions of dollars)
First Mortgage Bonds
	6.40%	2013	$250	$250
	5.22%(a)	2016	100	100
	5.20%(a)	2019	—	31
	0.75%-4.90%(a)(b)	2026	—	35
	4.00%	2042	250	—

			600	416

Unsecured Tax-Exempt Bonds
	1.80%(c)	2025	—	15
	2.30%(d)	2028	—	16
	5.40%	2031	78	78

			78	109

Medium-Term Notes (unsecured)
	7.56%-7.58%	2017	14	14
	6.81%	2018	4	4
	7.61%	2019	12	12
	7.72%	2027	10	10

			40	40

Notes (unsecured)
	5.00%	2014	100	100
	5.00%	2015	100	100

			200	200

Total long-term debt			918	765
Net unamortized discount			(1)	—
Current portion of long-term debt			(250)	(66)

Total net long-term debt			$667	$699

(a)	Represents a series of First Mortgage Bonds issued by DPL (Collateral First Mortgage Bonds) as collateral for an outstanding series of senior notes issued by the company or tax-exempt bonds issued for the benefit of the company. The maturity date, optional and mandatory prepayment provisions, if any, interest rate, and interest payment dates on each series of senior notes or the obligations in respect of the tax-exempt bonds are identical to the terms of the corresponding series of Collateral First Mortgage Bonds. Payments of principal and interest on a series of senior notes or the company’s obligations in respect of the tax-exempt bonds satisfy the corresponding payment obligations on the related series of Collateral First Mortgage Bonds. Because each series of senior notes and tax-exempt bonds and the corresponding series of Collateral First Mortgage Bonds securing that series of senior notes or tax-exempt bonds effectively represents a single financial obligation, the senior notes and the tax-exempt bonds are not separately shown on the table.
(b)	These bonds bearing an interest note of 4.90% were repurchased. On June 1, 2011, DPL resold these bonds that were subject to mandatory repurchase on May 1, 2011 at an interest rate of 0.75%. The bonds were purchased on June 1, 2012 pursuant to a mandatory purchase obligation and then retired.
(c)	On July 1, 2010, DPL purchased this series of tax-exempt bonds issued for the benefit of DPL by the Delaware Economic Development Authority (DEDA) pursuant to a mandatory repurchase provision in the indenture for the bonds that was triggered by the expiration of the original interest period for the bonds. While DPL held the bonds, they remained outstanding as a contractual matter, but were considered extinguished for accounting purposes. On December 1, 2010, DPL resold the bonds to the public, at which time the interest rate on the bonds was changed from 5.50% to a fixed rate of 1.80%. The bonds were purchased by DPL on June 1, 2012 pursuant to a mandatory purchase obligation and then retired.
(d)	On July 1, 2010, DPL purchased this series of tax-exempt bonds issued for the benefit of DPL by DEDA pursuant to a mandatory repurchase provision in the indenture for the bonds that was triggered by the expiration of the original interest period for the bonds. While DPL held the bonds, they remained outstanding as a contractual matter, but were considered extinguished for accounting purposes. On December 1, 2010, DPL resold the bonds to the public, at which time the interest rate on the bonds was changed from 5.65% to a fixed rate of 2.30%. The bonds were purchased by DPL on June 1, 2012 pursuant to a mandatory purchase obligation and then retired.

DPL

The outstanding First Mortgage Bonds issued by DPL are subject to a lien on substantially all of DPL’s property, plant and equipment.

The aggregate principal amount of long-term debt outstanding at December 31, 2012, that will mature in each of 2013 through 2017 and thereafter is as follows: $250 million in 2013, $100 million for each year 2014 through 2016, $14 million in 2017 and $354 million thereafter.

DPL’s long-term debt is subject to certain covenants. As of December 31, 2012, DPL is in compliance with all such covenants.

Bond Issuances

During 2012, DPL issued $250 million of 4.00% first mortgage bonds due June 1, 2042. Net proceeds from the issuance of the long-term debt were used primarily (i) to repay $215 million of DPL’s outstanding commercial paper that was issued (a) to temporarily fund capital expenditures and working capital and (b) to fund the redemption in June 2012, prior to maturity, of $65.7 million in aggregate principal amount of three series of outstanding tax-exempt pollution control refunding revenue bonds issued by DEDA for DPL’s benefit; (ii) to fund the redemption, prior to maturity, of $31 million of tax-exempt bonds issued by DEDA for DPL’s benefit; and (iii) for general corporate purposes.

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

Bond Redemptions

During 2012, DPL funded the redemption by DEDA, prior to maturity, of $65.7 million of outstanding tax-exempt pollution control refunding revenue bonds issued by DEDA for DPL’s benefit, as described above. Of the pollution control refunding revenue bonds redeemed, $34.5 million in aggregate principal amount bore interest at 0.75% per year and matured in 2026, $15.0 million in aggregate principal amount bore interest at 1.80% per year and matured in 2025, and $16.2 million in aggregate principal amount bore interest at 2.30% per year and matured in 2028. In connection with such redemption, on June 1, 2012, DPL redeemed, prior to maturity, all of the $34.5 million in aggregate principal amount outstanding of its 0.75% first mortgage bonds due 2026 that secured the obligations under one of the series of pollution control refunding revenue bonds redeemed by DEDA.

During 2012, DPL redeemed, prior to maturity, $31 million of 5.20% tax-exempt pollution control refunding revenue bonds due 2019, issued by DEDA for DPL’s benefit. Contemporaneously with this redemption, DPL redeemed $31 million of its outstanding 5.20% first mortgage bonds due 2019 that secured the obligations under the pollution control bonds.

DPL

Short-Term Debt

DPL has traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes, and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements. A detail of the components of DPL’s short-term debt at December 31, 2012 and 2011 is as follows:

	2012	2011
	(millions of dollars)
Variable rate demand bonds	$105	$105
Commercial paper	32	47

	$137	$152

Commercial Paper

DPL maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2012, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

DPL had $32 million and $47 million of commercial paper outstanding at December 31, 2012 and 2011, respectively. The weighted average interest rates for commercial paper issued by DPL during 2012 and 2011 were was 0.43% and 0.34%, respectively. The weighted average maturity of all commercial paper issued by DPL during 2012 and 2011 was four days and two days, respectively.

Variable Rate Demand Bonds

Variable Rate Demand Bonds (VRDBs) are subject to repayment on the demand of the holders and, for this reason, are accounted for as short-term debt in accordance with GAAP. However, bonds submitted for purchase are remarketed by a remarketing agent on a best efforts basis. DPL expects that any bonds submitted for purchase will continue to be remarketed successfully due to the creditworthiness of the company and because the remarketing agent resets the interest rate to the then-current market rate. The bonds may be converted to a fixed rate, fixed term option to establish a maturity which corresponds to the date of final maturity of the bonds. On this basis, DPL views VRDBs as a source of long-term financing. The VRDBs outstanding in 2012 mature as follows: 2017 ($26 million), 2024 ($33 million), 2028 ($16 million), and 2029 ($30 million). The weighted average interest rate for VRDBs was 0.38% during 2012 and 0.53% during 2011. Of the $105 million in VRDBs, $72 million of DPL’s obligations are secured by Collateral First Mortgage Bonds, which provide collateral to the investors in the event of a default by DPL.

Credit Facility

PHI, Potomac Electric Power Company (Pepco), DPL and Atlantic City Electric Company (ACE) maintain an unsecured syndicated credit facility to provide for their respective liquidity needs, including obtaining letters of credit, borrowing for general corporate purposes and supporting their commercial paper programs. On August 1, 2011, PHI, Pepco, DPL and ACE entered into an amended and restated credit agreement, which, among other changes, extended the expiration date of the facility to August 1, 2016. On August 2, 2012, the amended and restated credit agreement was amended to extend the term of the credit facility to August 1, 2017 and to amend the pricing schedule to decrease certain fees and interest rates payable to the lenders under the facility.

DPL

The aggregate borrowing limit under the amended and restated credit facility is $1.5 billion, all or any portion of which may be used to obtain loans and up to $500 million of which may be used to obtain letters of credit. The facility also includes a swingline loan sub-facility, pursuant to which each company may make same day borrowings in an aggregate amount not to exceed 10% of the total amount of the facility. Any swingline loan must be repaid by the borrower within fourteen days of receipt. The credit sublimit at December 31, 2012 was $650 million for PHI, $350 million for Pepco and $250 million for each of DPL and ACE. The sublimits may be increased or decreased by the individual borrower during the term of the facility, except that (i) the sum of all of the borrower sublimits following any such increase or decrease must equal the total amount of the facility, and (ii) the aggregate amount of credit used at any given time by (a) PHI may not exceed $1.25 billion, and (b) each of Pepco, DPL or ACE may not exceed the lesser of $500 million or the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the sublimit reallocations may not exceed eight per year during the term of the facility.

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month London Interbank Offered Rate plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of December 31, 2012.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At December 31, 2012 and 2011, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $477 million and $711 million, respectively. DPL’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and ACE and the portion of the total capacity being used by PHI.

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

DPL

The provision for income taxes, reconciliation of income tax expense, and components of deferred income tax liabilities (assets) are shown below.

Provision for Income Taxes

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Current Tax (Benefit) Expense
Federal	$(9)	$(22)	$(37)
State and local	(1)	8	(5)

Total Current Tax Benefit	(10)	(14)	(42)

Deferred Tax Expense (Benefit)
Federal	44	53	61
State and local	11	4	13
Investment tax credit amortization	(1)	(1)	(1)

Total Deferred Tax Expense	54	56	73

Total Income Tax Expense	$44	$42	$31

Reconciliation of Income Tax Expense

	For the Year Ended December 31,
	2012		2011		2010
	(millions of dollars)
Income tax at Federal statutory rate	$41	35.0%	$40	35.0%	$27	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	6	5.1%	6	5.3%	4	5.3%
Change in estimates and interest related to uncertain and effectively settled tax positions	—	—	(3)	(2.7)%	1	1.3%
Deferred tax basis adjustments	(1)	(0.8)%	(1)	(0.9)%	—	—
Depreciation	(1)	(0.8)%	1	0.9%	1	1.3%
Investment tax credit amortization	(1)	(0.9)%	(1)	(0.9)%	(1)	(1.3)%
Other, net	—	—	—	0.5%	(1)	(0.8)%

Income Tax Expense	$44	37.6%	$42	37.2%	$31	40.8%

Year ended December 31, 2012

The effective income tax rate for 2012 includes the effects of deferred tax basis adjustments that resulted in a $1 million decrease in income taxes and a $1 million benefit associated with depreciation on property, plant and equipment purchased prior to 1975.

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

DPL

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

Components of Deferred Income Tax Liabilities (Assets)

	As of December 31,
	2012	2011
	(millions of dollars)
Deferred Tax Liabilities (Assets)
Depreciation and other basis differences related to plant and equipment	$623	$526
Deferred taxes on amounts to be collected through future rates	15	14
Federal and state net operating losses	(80)	(57)
Pension and other postretirement benefits	85	86
Electric restructuring liabilities	(5)	—
Other	49	34

Total Deferred Tax Liabilities, net	687	603
Deferred tax assets included in Current Assets	11	11
Deferred tax liabilities included in Other Current Liabilities	(1)	1

Total Deferred Tax Liabilities, net non-current	$697	$615

The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement basis and tax basis of assets and liabilities. The portion of the net deferred tax liability applicable to DPL’s operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net, and is recorded as a regulatory asset on the balance sheet. No valuation allowance for deferred tax assets was required or recorded at December 31, 2012 and 2011. Federal and state net operating losses generally expire over 20 years from 2029 to 2032.

The Tax Reform Act of 1986 repealed the investment tax credit for property placed in service after December 31, 1985, except for certain transition property. Investment tax credits previously earned on DPL’s property continue to be amortized to income over the useful lives of the related property.

DPL

Reconciliation of Beginning and Ending Balances of Unrecognized Tax Benefits

	2012	2011	2010
	(millions of dollars)
Beginning balance as of January 1	$35	$40	$39
Tax positions related to current year:
Additions	—	—	3
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	7	5
Reductions	(26)	(12)	(7)
Settlements	—	—	—

Ending balance as of December 31	$9	$35	$40

Unrecognized Benefits That, If Recognized, Would Affect the Effective Tax Rate

Unrecognized tax benefits are related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either measured the tax benefit at an amount less than the benefit claimed, or expected to be claimed, or has concluded that it is not more likely than not that the tax position will be ultimately sustained. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. At December 31, 2012, DPL had $1 million of unrecognized tax benefits that, if recognized, would lower the effective tax rate.

Interest and Penalties

DPL recognizes interest and penalties relating to its uncertain tax positions as an element of income tax expense. For the years ended December 31, 2012, 2011 and 2010, DPL recognized less than $1 million of pre-tax interest income, $6 million of pre-tax interest income ($4 million after-tax), and $6 million of pre-tax interest expense ($4 million after-tax), respectively, as a component of income tax expense. As of December 31, 2012, 2011 and 2010, DPL had accrued interest receivable of $1 million, accrued interest receivable of $1 million and accrued interest payable of $5 million, respectively, related to effectively settled and uncertain tax positions.

Possible Changes to Unrecognized Tax Benefits

It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of DPL’s uncertain tax positions will significantly increase or decrease within the next 12 months. The final settlement of the 2003 to 2008 Federal audits or state audits could impact the balances and related interest accruals significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.

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

DPL

Other Taxes

Taxes other than income taxes for each year are shown below. These amounts are recoverable through rates.

	2012	2011	2010
	(millions of dollars)
Gross Receipts/Delivery	$14	$15	$16
Property	21	19	19
Environmental, Use and Other	1	3	2

Total	$36	$37	$37

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

The tables below identify the balance sheet location and fair values of derivative instruments as of December 31, 2012 and 2011:

	As of December 31, 2012
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative liabilities (current liabilities)	$—	$(4)	$(4)	$—	$(4)
Derivative liabilities (non-current liabilities)	—	—	—	—	—

Total Derivative liabilities	$—	$(4)	$(4)	$—	$(4)

	As of December 31, 2011
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative liabilities (current liabilities)	$—	$(14)	$(14)	$2	$(12)
Derivative liabilities (non-current liabilities)	—	(3)	(3)	—	(3)

Total Derivative liabilities	$—	$(17)	$(17)	$2	$(15)

DPL

Under FASB guidance on the offsetting of balance sheet accounts (ASC 210-20), DPL offsets the fair value amounts recognized for derivative instruments and fair value amounts recognized for related collateral positions executed with the same counterparty under master netting agreements. The amount of cash collateral that was offset against these derivative positions is as follows:

	December 31, 2012	December 31, 2011
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim	$—	$2

As of December 31, 2012 and 2011, all DPL cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

All premiums paid and other transaction costs incurred as part of DPL’s natural gas hedging activity, in addition to all of DPL’s gains and losses related to hedging activities, are deferred under FASB guidance on regulated operations until recovered from customers based on the fuel adjustment clause approved by the DPSC. The following table indicates the net unrealized derivative losses arising during the period that were deferred as Regulatory assets and the net realized losses recognized in the statements of income (through Purchased energy or Gas purchased expense) that were also deferred as Regulatory assets for the years ended December 31, 2012, 2011 and 2010 associated with cash flow hedges:

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Net unrealized loss arising during the period	$—	$—	$(9)
Net realized loss recognized during the period	—	(5)	(13)

Other Derivative Activity

DPL holds certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the balance sheets with the gain or loss for changes in the fair value recorded in income. In accordance with FASB guidance on regulated operations, offsetting regulatory liabilities or regulatory assets are recorded on the balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause. For the years ended December 31, 2012, 2011 and 2010, the net unrealized derivative losses arising during the period that were deferred as in Regulatory assets and the net realized losses recognized in the statements of income (through Purchased energy and Gas purchased expense) that were also deferred as Regulatory assets are provided in the table below:

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Net unrealized losses arising during the period	$(3)	$(13)	$(20)
Net realized losses recognized during the period	(16)	(22)	(26)

DPL

As of December 31, 2012 and 2011, DPL had the following net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting:

	December 31, 2012		December 31, 2011
Commodity	Quantity	Net Position	Quantity	Net Position
Natural Gas (MMBtu)	3,838,000	Long	6,161,200	Long

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

The gross fair value of DPL’s derivative liabilities with credit-risk-related contingent features on December 31, 2012 and 2011, was $4 million and $15 million, respectively. As of those dates, DPL had posted no cash collateral in the normal course of business against its gross derivative liabilities resulting in net liabilities of $4 million and $15 million, respectively. If DPL’s debt ratings had been downgraded below investment grade as of December 31, 2012 and 2011, DPL’s net settlement amounts would have been approximately $2 million and $15 million, respectively, and DPL would have been required to post collateral with the counterparties of approximately $2 million and $15 million, respectively, in addition to that which was posted as of December 31, 2012 and 2011. The net settlement and additional collateral amounts reflect the effect of offsetting transactions under master netting agreements.

DPL’s primary sources for posting cash collateral or letters of credit are PHI’s credit facilities. At December 31, 2012 and 2011, the aggregate amount of cash plus borrowing capacity under the credit facilities available to meet the liquidity needs of PHI’s utility subsidiaries was $477 million and $711 million, respectively.

DPL

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

The following tables set forth, by level within the fair value hierarchy, DPL’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Executive deferred compensation plan assets
Money market funds	$2	$2	$—	$—
Life insurance contracts	1	—	—	1

	$3	$2	$—	$1

LIABILITIES
Derivative instruments (b)
Natural gas (c)	$4	$—	$—	$4

	$4	$—	$—	$4

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2012.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas options purchased by DPL as part of a natural gas hedging program approved by the DPSC.

DPL

	Fair Value Measurements at December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Executive deferred compensation plan assets
Money market funds	$2	$2	$—	$—
Life insurance contracts	1	—	—	1

	$3	$2	$—	$1

LIABILITIES
Derivative instruments (b)
Natural gas (c)	$17	$2	$—	$15

	$17	$2	$—	$15

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2011.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas options purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

Derivative instruments categorized as level 3 represent natural gas options used by DPL as part of a natural gas hedging program approved by the DPSC. DPL applies a Black-Scholes model to value its options with inputs, such as forward price curves, contract prices, contract volumes, the risk-free rate and implied volatility factors that are based on a range of historical NYMEX option prices. DPL maintains valuation policies and procedures and reviews the validity and relevance of the inputs used to estimate the fair value of its options.

DPL

The table below summarizes the primary unobservable input used to determine the fair value of DPL’s level 3 instruments and the range of values that could be used for the input as of December 31, 2012:

Type of Instrument	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range
	(millions of dollars)
Natural gas options	$(4)	Option model	Volatility factor	1.57 – 2.00

DPL used values within this range as part of its fair value estimates. A significant change in the unobservable input within this range would have an insignificant impact on the reported fair value as of December 31, 2012.

Executive deferred compensation plan assets include certain life insurance policies that are valued using the cash surrender value of the policies, net of loans against those policies. The cash surrender values do not represent a quoted price in an active market; therefore, those inputs are unobservable and the policies are categorized as level 3. Cash surrender values are provided by third parties and reviewed by DPL for reasonableness.

Reconciliations of the beginning and ending balances of DPL’s fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 are shown below:

	Year Ended December 31, 2012
	Natural Gas	Life Insurance Contracts
	(millions of dollars)
Beginning balance as of January 1	$(15)	$1
Total gains (losses) (realized and unrealized):
Included in income	—	—
Included in accumulated other comprehensive loss	—	—
Included in regulatory liabilities	(2)	—
Purchases	—	—
Issuances	—	—
Settlements	13	—
Transfers in (out) of Level 3	—	—

Ending balance as of December 31	$(4)	$1

	Year Ended December 31, 2011
	Natural Gas	Life Insurance Contracts
	(millions of dollars)
Beginning balance as of January 1	$(23)	$1
Total gains (losses) (realized and unrealized):
Included in income	—	—
Included in accumulated other comprehensive loss	—	—
Included in regulatory liabilities	(10)	—
Purchases	—	—
Issuances	—	—
Settlements	18	—
Transfers in (out) of Level 3	—	—

Ending balance as of December 31	$(15)	$1

DPL

Other Financial Instruments

The estimated fair values of DPL’s debt instruments that are measured at amortized cost in DPL’s financial statements and the associated level of the estimates within the fair value hierarchy as of December 31, 2012 are shown in the table below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$990	$—	$877	$113

	$990	$—	$877	$113

(a)	The carrying amount for Long-term debt is $917 million as of December 31, 2012.

The estimated fair value of DPL’s debt instruments at December 31, 2011 is shown below:

	December 31, 2011
	Carrying Amount	Fair Value
	(millions of dollars)
Long-term debt	$765	$834

The carrying amounts of all other financial instruments in the accompanying financial statements approximate fair value.

DPL

(15) COMMITMENTS AND CONTINGENCIES

Environmental Matters

DPL is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from DPL’s customers, environmental clean-up costs incurred by DPL generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of DPL described below at December 31, 2012 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Other	Total
	(millions of dollars)
Beginning balance as of January 1	$1	$4	$2	$7
Accruals	—	—	—	—
Payments	—	(1)	—	(1)

Ending balance as of December 31	1	3	2	6
Less amounts in Other Current Liabilities	1	1	2	4

Amounts in Other Deferred Credits	$—	$2	$—	$2

Ward Transformer Site

In April 2009, a group of potentially responsible parties (PRPs) with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including DPL, based on their alleged sale of transformers to Ward Transformer, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including DPL) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. In a January 31, 2013 order, the district court granted summary judgment for the test case defendant whom plaintiffs alleged was liable based on its sale of transformers to Ward Transformer. The district court’s order addresses only the liability of the test case defendant. DPL has concluded that a loss is reasonably possible with respect to this matter, but DPL was unable to estimate an amount or range of reasonably possible losses to which it may be exposed. DPL does not believe that it had extensive business transactions, if any, with the Ward Transformer site.

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

Contractual Obligations

As of December 31, 2012, DPL’s contractual obligations under non-derivative fuel and power purchase contracts were $62 million in 2013, $126 million in 2014 to 2015, $127 million in 2016 to 2017, and $293 million in 2018 and thereafter.

DPL

(16) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to DPL for the years ended December 31, 2012, 2011 and 2010 were $153 million, $133 million and $139 million, respectively.

In addition to the PHI Service Company charges described above, DPL’s financial statements include the following related party transactions in its statements of income:

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Purchased power under Default Electricity Supply contracts with Conectiv Energy Supply, Inc. (a)(b)	$—	$1	$(103)
Intercompany lease transactions (c)	4	5	7
Transcompany pipeline gas purchases with Conectiv Energy Supply, Inc. (b)(d)	—	—	(1)

(a)	Included in Purchased energy expense.
(b)	During 2010, PHI disposed of its Conectiv Energy segment and a third party assumed Conectiv Energy Supply, Inc.’s responsibilities under these contracts.
(c)	Included in Electric revenue.
(d)	Included in Gas purchased expense.

As of December 31, 2012 and 2011, DPL had the following balances on its balance sheets due to related parties:

	2012	2011
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(19)	$(20)
Conectiv Energy Supply, Inc.	—	(1)
Other	(1)	—

Total	$(20)	$(21)

(a)	Included in Accounts payable due to associated companies.

DPL

(17) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly data presented below reflect all adjustments necessary, in the opinion of management, for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations and differences between summer and winter rates. Therefore, comparisons by quarter within a year are not meaningful.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(millions of dollars)
Total Operating Revenue	$333	$259	$340	$301	$1,233
Total Operating Expenses	290	229	297	263	1,079
Operating Income	43	30	43	38	154
Other Expenses	(8)	(8)	(10)	(11)	(37)
Income Before Income Tax Expense	35	22	33	27	117
Income Tax Expense	14	9	11	10	44
Net Income	$21	$13	$22	$17	$73

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(millions of dollars)
Total Operating Revenue	$400	$284	$326	$294	$1,304
Total Operating Expenses	351	248	297	259	1,155
Operating Income	49	36	29	35	149
Other Expenses	(9)	(9)	(8)	(10)	(36)
Income Before Income Tax Expense	40	27	21	25	113
Income Tax Expense (a)	17	5	10	10	42
Net Income	$23	$22	$11	$15	$71

(a)	Includes tax benefits of $4 million (after-tax) associated with an interest benefit related to federal tax liabilities in the second quarter and an additional tax expense of $1 million (after-tax) resulting from a recalculation of interest on uncertain tax positions for open tax years in the third quarter.

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

Management of ACE assessed ACE’s internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the management of ACE concluded that ACE’s internal control over financial reporting was effective as of December 31, 2012.

ACE

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of

Atlantic City Electric Company

In our opinion, the consolidated financial statements of Atlantic City Electric Company (a wholly owned subsidiary of Pepco Holdings, Inc.) listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Atlantic City Electric Company and its subsidiary at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Atlantic City Electric Company listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Washington, D.C.

February 28, 2013

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the Year Ended December 31,	2012	2011	2010
	(millions of dollars)
Operating Revenue	$1,198	$1,268	$1,430

Operating Expenses
Purchased energy	703	807	1,030
Other operation and maintenance	239	226	204
Restructuring charge	—	—	6
Depreciation and amortization	124	134	112
Other taxes	18	25	26
Deferred electric service costs	(5)	(63)	(108)

Total Operating Expenses	1,079	1,129	1,270

Operating Income	119	139	160

Other Income (Expenses)
Interest expense	(70)	(69)	(65)
Other income	4	2	1

Total Other Expenses	(66)	(67)	(64)

Income Before Income Tax Expense	53	72	96
Income Tax Expense	18	33	43

Net Income	$35	$39	$53

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2012	December 31, 2011
	(millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$6	$91
Restricted cash equivalents	10	11
Accounts receivable, less allowance for uncollectible accounts of $11 million and $12 million, respectively	192	185
Inventories	30	25
Prepayments of income taxes	27	26
Income taxes receivable	5	5
Prepaid expenses and other	11	16

Total Current Assets	281	359

INVESTMENTS AND OTHER ASSETS
Regulatory assets	694	662
Prepaid pension expense	88	71
Income taxes receivable	133	61
Restricted cash equivalents	17	15
Assets and accrued interest related to uncertain tax positions	12	42
Derivative assets	8	—
Other	12	14

Total Investments and Other Assets	964	865

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,771	2,548
Accumulated depreciation	(787)	(766)

Net Property, Plant and Equipment	1,984	1,782

TOTAL ASSETS	$3,229	$3,006

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY	December 31, 2012	December 31, 2011
	(millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$133	$23
Current portion of long-term debt	108	37
Accounts payable and accrued liabilities	147	117
Accounts payable due to associated companies	14	14
Taxes accrued	10	10
Interest accrued	15	15
Other	47	45

Total Current Liabilities	474	261

DEFERRED CREDITS
Regulatory liabilities	102	60
Deferred income taxes, net	766	698
Investment tax credits	6	7
Other postretirement benefit obligations	34	31
Derivative liabilities	11	—
Other	18	20

Total Deferred Credits	937	816

LONG-TERM LIABILITIES
Long-term debt	760	832
Transition Bonds issued by ACE Funding	256	295

Total Long-Term Liabilities	1,016	1,127

COMMITMENTS AND CONTINGENCIES (NOTE 14)

EQUITY
Common stock, $3.00 par value, 25,000,000 shares authorized, 8,546,017 shares outstanding	26	26
Premium on stock and other capital contributions	576	576
Retained earnings	200	200

Total Equity	802	802

TOTAL LIABILITIES AND EQUITY	$3,229	$3,006

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2012	2011	2010
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$35	$39	$53
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	124	134	112
Deferred income taxes	62	42	49
Investment tax credit amortization	(1)	(1)	(1)
Changes in:
Accounts receivable	(7)	26	(35)
Inventories	(5)	(8)	(2)
Regulatory assets and liabilities, net	(33)	(74)	(107)
Accounts payable and accrued liabilities	12	(18)	(24)
Pension contributions	(30)	(30)	—
Income tax-related prepayments, receivables and payables	(43)	45	(10)
Other assets and liabilities	19	16	24

Net Cash From Operating Activities	133	171	59

INVESTING ACTIVITIES
Investment in property, plant and equipment	(256)	(138)	(156)
Department of Energy capital reimbursement awards received	2	4	2
Net other investing activities	(1)	(9)	(3)

Net Cash Used By Investing Activities	(255)	(143)	(157)

FINANCING ACTIVITIES
Dividends paid to Parent	(35)	—	(35)
Capital contribution from Parent	—	60	43
Redemption of preferred stock	—	(6)	—
Issuances of long-term debt	—	200	23
Reacquisitions of long-term debt	(41)	(35)	(35)
Issuances (repayments) of short-term debt, net	110	(158)	98
Net other financing activities	3	(2)	1

Net Cash From Financing Activities	37	59	95

Net (Decrease) Increase In Cash and Cash Equivalents	(85)	87	(3)
Cash and Cash Equivalents at Beginning of Year	91	4	7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6	$91	$4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $2 million, for each year presented)	$68	$64	$61
Cash paid (received) for income taxes (includes payments to (from) PHI for Federal income taxes)	1	(51)	10
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(millions of dollars, except shares)	Common Stock		Premium on Stock	Retained Earnings	Total

	Shares	Par Value
BALANCE, DECEMBER 31, 2009	8,546,017	$26	$473	$143	$642

Net Income	—	—	—	53	53
Dividends on common stock	—	—	—	(35)	(35)
Capital contribution from Parent	—	—	43	—	43

BALANCE, DECEMBER 31, 2010	8,546,017	26	516	161	703

Net Income	—	—	—	39	39
Capital contribution from Parent	—	—	60	—	60

BALANCE, DECEMBER 31, 2011	8,546,017	26	576	200	802

Net Income	—	—	—	35	35
Dividends on common stock	—	—	—	(35)	(35)

BALANCE, DECEMBER 31, 2012	8,546,017	$26	$576	$200	$802

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

Storm Restoration Costs

The ACE service territory was affected by a rapidly moving thunderstorm with hurricane-force winds, known as a “derecho,” on June 29, 2012, and Hurricane Sandy on October 29, 2012. Both of these storms resulted in widespread customer outages and caused extensive damage to ACE’s electric transmission and distribution systems.

Total incremental storm restoration costs incurred by ACE for the derecho and Hurricane Sandy through December 31, 2012 were $72 million, with $27 million incurred for repair work and $45 million incurred as capital expenditures. All of the costs incurred for repair work were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs. As of December 31, 2012, total incremental storm restoration costs include $20 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. ACE is pursuing recovery of these incremental storm restoration costs in its electric distribution base rate case filed on December 11, 2012.

ACE

General and Auto Liability

During 2011, ACE reduced its self-insurance reserves for general and auto liability claims by approximately $1 million, based on obtaining an actuarial estimate of the unpaid losses attributed to general and auto liability claims for ACE. A similar evaluation was performed during 2012 and an increase of approximately $1 million was made to these reserves.

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

Revenue Recognition

ACE recognizes revenue upon distribution of electricity to its customers, including unbilled revenue for electricity delivered but not yet billed. ACE’s unbilled revenue was $39 million and $41 million as of December 31, 2012 and 2011, respectively, and these amounts are included in Accounts receivable. ACE calculates unbilled revenue using an output-based methodology. This methodology is based on the supply of electricity intended for distribution to customers. The unbilled revenue process requires management to make assumptions and judgments about input factors such as customer sales mix, temperature, and estimated line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers). The assumptions and judgments are inherently uncertain and susceptible to change from period to period, and if the actual results differ from the projected results, the impact could be material.

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in ACE’s gross revenues were $15 million, $22 million and $23 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Accounting for Derivatives

ACE began applying derivative accounting to two of its Standard Offer Capacity Agreements (SOCAs), as of June 30, 2012 because the generators cleared the 2015-2016 PJM Interconnection, LLC (PJM) capacity auction in May 2012. Changes in the fair value of the derivatives embedded in the SOCAs are deferred as regulatory assets or liabilities because the New Jersey Board of Public Utilities (NJBPU) has ordered that ACE is obligated to distribute to or recover from its distribution customers, all payments received or made by ACE, respectively, under the SOCAs.

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

Net purchase activities with the NUGs for the years ended December 31, 2012, 2011 and 2010 were approximately $206 million, $218 million and $292 million, respectively, of which approximately $201 million, $206 million and $270 million, respectively, consisted of power purchases under the PPAs. The power purchase costs are recoverable from ACE’s customers through regulated rates.

Atlantic City Electric Transition Funding LLC

ACE Funding was established in 2001 by ACE solely for the purpose of securitizing authorized portions of ACE’s recoverable stranded costs through the issuance and sale of bonds (Transition Bonds). The proceeds of the sale of each series of Transition Bonds have been transferred to ACE in exchange for the transfer by ACE to ACE Funding of the right to collect non-bypassable transition bond charges (the Transition Bond Charges) from ACE customers pursuant to bondable stranded costs rate orders issued by the NJBPU in an amount sufficient to fund the principal and interest payments on the Transition Bonds

ACE

and related taxes, expenses and fees (Bondable Transition Property). ACE collects the Transition Bond Charges from its customers on behalf of ACE Funding and the holders of the Transition Bonds. The assets of ACE Funding, including the Bondable Transition Property, and the Transition Bond Charges collected from ACE’s customers, are not available to creditors of ACE. The holders of the Transition Bonds have recourse only to the assets of ACE Funding. ACE owns 100 percent of the equity of ACE Funding and consolidates ACE Funding in its consolidated financial statements as ACE is the primary beneficiary of ACE Funding under the variable interest entity consolidation guidance.

Standard Offer Capacity Agreements

In April 2011, ACE entered into three SOCAs by order of the NJBPU, each with a different generation company. The SOCAs were established under a New Jersey law enacted to promote the construction of qualified electric generation facilities in New Jersey. The SOCAs are 15-year, financially settled transactions approved by the NJBPU that allow generation companies to receive payments from, or require them to make payments to, ACE based on the difference between the fixed price in the SOCAs and the price for capacity that clears PJM. Each of the other electric distribution companies (EDCs) in New Jersey has entered into SOCAs having the same terms with the same generation companies. ACE’s share of the payments received from or the payments made to the generation companies is currently estimated to be approximately 15 percent, based on its proportionate share of the total New Jersey electric load for all EDCs. The NJBPU has ordered that ACE is obligated to distribute to its distribution customers all payments it receives from the generation companies and may recover from its distribution customers all payments it makes to the generation companies. For additional discussion about the SOCAs, see Note (6), “Regulatory Matters.”

In May 2012, all three generation companies under the SOCAs bid into the PJM 2015-2016 capacity auction and two of the generators cleared that capacity auction. ACE recorded a derivative asset (liability) for the estimated fair value of each SOCA and recorded an offsetting regulatory liability (asset) as described in more detail in Note (12), “Derivative Instruments and Hedging Activities,” and Note (13), “Fair Value Disclosures.” FASB guidance on derivative accounting and the accounting for regulated operations would apply to ACE’s obligations under the third SOCA once the related capacity has cleared a PJM auction. The next PJM capacity auction is scheduled for May 2013. ACE has concluded that consolidation of the generation companies is not required.

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

Inventories

Included in inventories are transmission and distribution materials and supplies. ACE utilizes the weighted average cost method of accounting for inventory items. Under this method, an average price is determined for the quantity of units acquired at each price level and is applied to the ending quantity to calculate the total ending inventory balance. Materials and supplies are recorded in Inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at original cost, including labor, materials, asset retirement costs and other direct and indirect costs, including capitalized interest. The carrying value of Property, plant and equipment is evaluated for impairment whenever circumstances indicate the carrying value of those assets may not be recoverable. Upon retirement, the cost of regulated property, net of salvage, is charged to accumulated depreciation.

The annual provision for depreciation on electric property, plant and equipment is computed on a straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property retired, less salvage and other recoveries. Non-operating and other property is generally depreciated on a straight-line basis over the useful lives of the assets. The system-wide composite annual depreciation rates for 2012, 2011 and 2010 for ACE’s property were approximately 3.0%, 3.0% and 2.8%, respectively.

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

ACE

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

ACE recorded AFUDC for borrowed funds of $1 million for the year ended December 31, 2012 and $2 million in each of the years ended December 31, 2011 and 2010, respectively.

ACE recorded amounts for the equity component of AFUDC of $3 million for the year ended December 31, 2012 and less than $1 million for each of the years ended December 31, 2011 and 2010, respectively.

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

Amortization of Debt Issuance and Reacquisition Costs

ACE defers and amortizes debt issuance costs and long-term debt premiums and discounts over the lives of the respective debt issuances. When refinancing or redeeming existing debt, any unamortized premiums, discounts and debt issuance costs, as well as debt redemption costs, are classified as regulatory assets and are amortized generally over the life of the original issue.

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

Dividend Restrictions

All of ACE’s shares of outstanding common stock are held by Conectiv, its parent company. In addition to its future financial performance, the ability of ACE to pay dividends to its parent company is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends and the regulatory requirement that ACE obtain the prior approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%; (ii) the prior rights of holders of existing and future preferred stock, mortgage bonds and other long-term debt issued by ACE and any other restrictions imposed in connection with the incurrence of liabilities; and (iii) certain provisions of the charter of ACE which impose restrictions on payment of common stock dividends for the benefit of preferred stockholders. Currently, the restriction in the ACE charter does not limit its ability to pay common stock dividends. ACE had approximately $200 million of retained earnings available for payment of common stock dividends at December 31, 2012 and 2011. These amounts represent the total retained earnings balances at those dates.

ACE

Reclassifications and Adjustments

Certain prior period amounts have been reclassified in order to conform to the current period presentation. The following adjustments have been recorded and are not considered material individually or in the aggregate:

Deferred Electric Service Costs Adjustments

In 2012, ACE recorded an adjustment to correct errors associated with its calculation of deferred electric service costs. This adjustment resulted in an increase of $3 million to deferred electric service costs, all of which relates to periods prior to 2012.

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

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Fair Value Measurements and Disclosures (ASC 820)

The FASB issued new guidance on fair value measurement and disclosures that was effective beginning with ACE’s March 31, 2012 consolidated financial statements. The new measurement guidance did not have a material impact on ACE’s consolidated financial statements and the new disclosure requirements are in Note (13), “Fair Value Disclosures,” of ACE’s consolidated financial statements.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

Balance Sheet (ASC 210)

The FASB issued new disclosure requirements for derivatives that will include information about the gross exposures of the instruments and the net exposure of the instruments under contractual netting arrangements, how the exposures are presented in the financial statements, and the terms and conditions of the contractual netting arrangements. The new disclosures are effective beginning with ACE’s March 31, 2013 consolidated financial statements. ACE does not expect this guidance to have a material impact on its consolidated financial statements.

(5) SEGMENT INFORMATION

The company operates its business as one regulated utility segment, which includes all of its services as described above.

ACE

(6) REGULATORY MATTERS

Regulatory Assets and Regulatory Liabilities

The components of ACE’s regulatory asset and liability balances at December 31, 2012 and 2011 are as follows:

	2012	2011
	(millions of dollars)
Regulatory Assets
Securitized stranded costs (a)	$416	$481
Deferred energy supply costs (a)	166	105
Incremental storm restoration costs	34	8
Recoverable income taxes	33	27
ACE SOCAs	11	—
Other	34	41

Total Regulatory Assets	$694	$662

Regulatory Liabilities
Deferred energy supply costs	$62	$11
Federal and state tax benefits, related to securitized stranded costs	16	19
Excess depreciation reserve	11	26
ACE SOCAs	8	—
Other	5	4

Total Regulatory Liabilities	$102	$60

(a)	A return is generally earned on these deferrals.

A description for each category of regulatory assets and regulatory liabilities follows:

Securitized Stranded Costs: Certain contract termination payments under a contract between ACE and an unaffiliated NUG and costs associated with the regulated operations of ACE’s electricity generation business are no longer recoverable through customer rates (collectively referred to as “stranded costs”). The stranded costs are amortized over the life of Transition Bonds issued by ACE Funding to securitize the recoverability of these stranded costs. These bonds mature between 2013 and 2023. A customer surcharge is collected by ACE to fund principal and interest payments on the Transition Bonds.

Deferred Energy Supply Costs: The regulatory asset represents primarily deferred costs associated with a net under-recovery of Basic Generation Service costs incurred by ACE that are probable of recovery in rates. The regulatory liability represents primarily deferred costs associated with a net over-recovery of Basic Generation Service costs incurred that will be refunded by ACE to customers.

Incremental Storm Restoration Costs: Represents total incremental storm restoration costs incurred for repair work due to major storm events in 2012 and 2011, including Hurricane Sandy, the June 2012 derecho, and Hurricane Irene, for which recovery through regulated utility rates is considered probable in the New Jersey jurisdiction. ACE’s costs related to Hurricane Irene are being amortized and recovered in rates over a three-year period.

Recoverable Income Taxes: Represents amounts recoverable from ACE’s customers for tax benefits applicable to utility operations previously recognized in income tax expense before the company was ordered to account for the tax benefits as deferred income taxes. As the temporary differences between the financial statement basis and tax basis of assets reverse, the deferred recoverable balances are reversed.

ACE SOCAs: The regulatory asset represents unrealized losses associated with SOCAs that ACE entered into by order of the NJBPU. The NJBPU has ordered full recovery from distribution customers of payments made by ACE related to the SOCAs. Since these unrealized losses are non-cash, the related

ACE

regulatory asset does not earn a return. The regulatory liability represents unrealized gains associated with the SOCAs that ACE entered into by order of the NJBPU. The NJBPU has ordered that any amounts that ACE receives related to the SOCAs be remitted to its distribution customers.

Other: Represents miscellaneous regulatory assets that generally are being amortized over 1 to 20 years.

Federal and State Tax Benefits, Related to Securitized Stranded Costs: Securitized stranded costs include a portion attributable to the future tax benefit expected to be realized when the higher tax basis of the generating facilities divested by ACE is deducted for New Jersey state income tax purposes, as well as the future benefit to be realized through the reversal of federal excess deferred taxes. To account for the possibility that these tax benefits may be given to ACE’s customers through lower rates in the future, ACE established a regulatory liability. The regulatory liability related to federal excess deferred taxes will remain until such time as the Internal Revenue Service (IRS) issues its final regulations with respect to normalization of these federal excess deferred taxes.

Excess Depreciation Reserve: The excess depreciation reserve was recorded as part of an ACE New Jersey rate case settlement. This excess reserve is the result of a change in estimated depreciable lives and a change in depreciation technique from remaining life to whole life that caused an over-recovery for depreciation expense from customers when the remaining life method had been used. The excess is being amortized as a reduction in Depreciation and amortization expense over an 8.25 year period, which began in June 2005 and expires in 2013.

Other: Includes miscellaneous regulatory liabilities.

Rate Proceedings

Electric Distribution Base Rates

In August 2011, ACE filed a petition with the NJBPU to increase its electric distribution rates by the net amount of approximately $54.6 million (which was increased to approximately $74.3 million on February 24, 2012, to reflect the 2011 test year), based on a requested return on equity (ROE) of 10.75%. The modified net increase consists of a rate increase proposal of approximately $90.3 million, less a deduction from base rates of approximately $16 million through a credit rider expected to expire August 31, 2013, which is designed to refund to customers certain excess depreciation reserve funds as previously directed by the NJBPU (the Excess Depreciation Rider). ACE also proposed an increase of approximately $6.3 million in sales-and-use taxes related to the increase in base rates. On October 23, 2012, the NJBPU approved a stipulation of settlement signed by the parties (the New Jersey Settlement), which provides for an annual increase in ACE’s electric distribution base rates by the net amount of approximately $28 million, based on an ROE that, as part of the overall settlement, is deemed to be 9.75%. The net increase consists of a rate increase of approximately $44 million, less a deduction from base rates of approximately $16 million through the Excess Depreciation Rider. Upon expiration of the Excess Depreciation Rider, ACE will not realize an increase in operating income because the resulting increase in revenues will be offset by an equivalent increase in depreciation expense. The New Jersey Settlement also provides for an increase of approximately $2 million in sales-and-use taxes related to the increase in base rates, and allows ACE to fully amortize over a three-year period the approximately $7.7 million in costs incurred as a result of Hurricane Irene in August 2011. The new rates became effective for utility services rendered on and after November 1, 2012.

On December 11, 2012, ACE filed with the NJBPU an application, updated on January 4, 2013, to increase its electric distribution base rates by approximately $70.4 million (excluding sales-and-use taxes), based on a requested ROE of 10.25%. This proposed net increase was comprised of (i) a proposed increase to ACE’s distribution rates of approximately $72.1 million and (ii) a net decrease to ACE’s Regulatory Asset Recovery Charge (costs associated with deferred, NJBPU-approved expenses incurred as part of ACE’s obligation to serve the public) in the amount of approximately $1.7 million. The requested rate increase is for the purposes of continuing to implement reliability-related investments, recovering system restoration costs associated with the June derecho storm and Hurricane Sandy, and providing an opportunity to earn a reasonable rate of return on its investment. An NJBPU decision is expected by the fourth quarter of 2013.

ACE

Infrastructure Investment Program

In July 2009, the NJBPU approved certain rate recovery mechanisms in connection with ACE’s Infrastructure Investment Program (the IIP). In exchange for the increase in infrastructure investment, the NJBPU, through the IIP, allowed recovery by ACE of its infrastructure investment capital expenditures through a special rate outside the normal rate recovery mechanism of a base rate filing. The IIP was designed to stimulate the New Jersey economy and provide incremental employment in ACE’s service territory by increasing the infrastructure expenditures to a level above otherwise normal budgeted levels. In an October 18, 2011 petition (subsequently amended December 16, 2011) filed with the NJBPU, ACE requested an extension and expansion to the IIP. The New Jersey Settlement approved by the NJBPU provided for full cost recovery of ACE’s initial IIP, as approved by the NJBPU in 2009, but required ACE to withdraw its request for extension and expansion to the IIP, without prejudice to file such request again in the future. On November 8, 2012, ACE withdrew its request for extension and expansion to the IIP.

Update and Reconciliation of Certain Under-Recovered Balances

In February 2012, ACE filed a petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the NUGs, (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program for low income customers) and ACE’s uncollected accounts, and (iii) operating costs associated with ACE’s residential appliance cycling program. The filing proposed to recover the projected deferred under-recovered balance related to the NUGs of $113.8 million as of May 31, 2012 through a four-year amortization schedule. The net impact of adjusting the charges as proposed (consisting of both the annual impact of the proposed four-year amortization of the historical under-recovered NUG balances and the going-forward cost recovery of all the other charges for the period June 1, 2012 through May 31, 2013, and including associated changes in sales-and-use taxes) is an overall annual rate increase of approximately $55.3 million. In June 2012, the NJBPU approved a stipulation of settlement signed by the parties, which provided for provisional rates that went into effect on July 1, 2012. The rates are deemed “provisional” because ACE’s filing will not be updated for actual revenues and expenses (if necessary) for May and June 2012 until after July 1, 2012, and a review of the final underlying costs for reasonableness and prudence will be completed after such filing.

Standard Offer Capacity Agreements

In April 2011, ACE entered into three SOCAs by order of the NJBPU, each with a different generation company, as more fully described in Note (2), “Significant Accounting Policies – Consolidation of Variable Interest Entities – Standard Offer Capacity Agreements” and Note (12), “Derivative Instruments and Hedging Activities.” ACE and the other New Jersey EDCs entered into the SOCAs under protest based on concerns about the potential cost to distribution customers. The dispute is pending before the NJBPU and has been referred to an Administrative Law Judge for further consideration.

In February 2011, ACE joined other plaintiffs in an action filed in the U.S. District Court for the District of New Jersey challenging the constitutionality of the New Jersey law under which the SOCAs were established. In September 2012, the District Court denied motions for summary judgment filed by ACE and the other plaintiffs, as well as cross-motions filed by defendants. The litigation remains pending and trial is tentatively scheduled to begin in March 2013.

ACE

(7) LEASING ACTIVITIES

ACE leases certain types of property and equipment for use in its operations. Rental expense for operating leases was $11 million, $10 million and $9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Total future minimum operating lease payments for ACE as of December 31, 2012 are $5 million in each of the years 2013 through 2015, $4 million in each of the years 2016 and 2017, and $27 million thereafter.

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	Original Cost	Accumulated Depreciation	Net Book Value
	(millions of dollars)
At December 31, 2012
Generation	$10	$9	$1
Distribution	1,707	461	1,246
Transmission	740	214	526
Construction work in progress	133	—	133
Non-operating and other property	181	103	78

Total	$2,771	$787	$1,984

At December 31, 2011
Generation	$10	$9	$1
Distribution	1,591	453	1,138
Transmission	688	206	482
Construction work in progress	87	—	87
Non-operating and other property	172	98	74

Total	$2,548	$766	$1,782

The non-operating and other property amounts include balances for general plant, plant held for future use, intangible plant and non-utility property. Utility plant is generally subject to a first mortgage lien.

Jointly Owned Plant

ACE’s consolidated balance sheets include its proportionate share of assets and liabilities related to jointly owned plant. At December 31, 2012 and 2011, ACE’s subsidiaries had a net book value ownership interest of $8 million in transmission and other facilities in which various parties also have ownership interests. ACE’s share of the operating and maintenance expenses of the jointly-owned plant is included in the corresponding expenses in the consolidated statements of income. ACE is responsible for providing its share of the financing for the above jointly-owned facilities.

(9) PENSION AND OTHER POSTRETIREMENT BENEFITS

ACE accounts for its participation in its parent’s single-employer plans, Pepco Holdings’ non-contributory retirement plan (the PHI Retirement Plan) and the Pepco Holdings, Inc. Welfare Plan for Retirees (the PHI OPEB Plan), as participation in multiemployer plans. For 2012, 2011 and 2010, ACE was responsible for $24 million, $21 million and $23 million, respectively, of the pension and other postretirement net periodic benefit cost incurred by PHI. On January 9, 2013, ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amount of $30 million. During 2012, ACE made a discretionary tax-deductible contribution to the PHI Retirement Plan in the amount of $30 million. ACE made a discretionary tax-deductible contribution of $30 million to the PHI Retirement Plan for the year ended December 31, 2011. No contribution was made for the year ended December 31, 2010. In addition, ACE made contributions of $7 million, $7 million and $8 million, respectively, to the PHI

ACE

OPEB Plan for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011, ACE’s Prepaid pension expense of $88 million and $71 million, and Other postretirement benefit obligations of $34 million and $31 million, respectively, effectively represent assets and benefit obligations resulting from ACE’s participation in the PHI benefit plans.

(10) DEBT

Long-Term Debt

Long-term debt outstanding as of December 31, 2012 and 2011 is presented below.

Type of Debt	Interest Rate	Maturity	2012	2011
			(millions of dollars)
First Mortgage Bonds
	6.63%	2013	$69	$69
	7.63%	2014	7	7
	7.68%	2015-2016	17	17
	7.75%	2018	250	250
	6.80% (a)	2021	39	39
	4.35%	2021	200	200
	5.60% (a)	2025	—	4
	4.875% (a)(b)(c)	2029	23	23
	5.80% (a)(b)	2034	120	120
	5.80% (a)(b)	2036	105	105

Total long-term debt			830	834
Net unamortized discount			(1)	(2)
Current portion of long-term debt			(69)	—

Total net long-term debt			$760	$832

Transition Bonds Issued by ACE Funding
	4.46%	2016	$19	$29
	4.91%	2017	75	102
	5.05%	2020	54	54
	5.55%	2023	147	147

			295	332
Net unamortized discount			—	—
Current portion of long-term debt			(39)	(37)

Total net long-term Transition Bonds Issued by ACE Funding			$256	$295

(a)	Represents a series of First Mortgage Bonds issued by ACE (Collateral First Mortgage Bonds) as collateral for an outstanding series of senior notes issued by the company or tax-exempt bonds issued by or for the benefit of ACE. The maturity date, optional and mandatory prepayment provisions, if any, interest rate, and interest payment dates on each series of senior notes or the obligations in respect of the tax-exempt bonds are identical to the terms of the corresponding series of Collateral First Mortgage Bonds. Payments of principal and interest on a series of senior notes or the company’s obligation in respect of the tax-exempt bonds satisfy the corresponding payment obligations on the related series of Collateral First Mortgage Bonds. Because each series of senior notes and tax-exempt bonds and the corresponding series of Collateral First Mortgage Bonds securing that series of senior notes or tax-exempt bonds effectively represents a single financial obligation, the senior notes and the tax-exempt bonds are not separately shown on the table.
(b)	Represents a series of Collateral First Mortgage Bonds issued by ACE that will, at such time as there are no first mortgage bonds of ACE outstanding (other than Collateral First Mortgage Bonds securing payment of senior notes), cease to secure the corresponding series of senior notes and will be cancelled.
(c)	Represents a series of Collateral First Mortgage Bonds as to which the indicated company has agreed in connection with the issuance of the corresponding series of senior notes that, notwithstanding the terms of the Collateral First Mortgage Bonds described in footnote (b) above, it will not permit the release of the Collateral First Mortgage Bonds as security for the series of senior notes for so long as the senior notes remain outstanding, unless the company delivers to the senior note trustee comparable secured obligations to secure the senior notes.

ACE

The outstanding First Mortgage Bonds issued by ACE are subject to a lien on substantially all of ACE’s property, plant and equipment.

For a description of the Transition Bonds issued by ACE Funding, see Note (2), “Significant Accounting Policies – Consolidation of Variable Interest Entities – ACE Transition Funding, LLC.” The aggregate principal amount of long-term debt including Transition Bonds outstanding at December 31, 2012, that will mature in each of 2013 through 2017 and thereafter is as follows: $108 million in 2013, $48 million in 2014, $59 million in 2015, $48 million in 2016, $35 million in 2017 and $827 million thereafter.

Bond Issuances

On April 5, 2011, ACE issued $200 million of 4.35% first mortgage bonds due April 1, 2021. The net proceeds were used to repay short-term debt and for general corporate purposes.

ACE’s long-term debt is subject to certain covenants. As of December 31, 2012, ACE is in compliance with all such covenants.

Bond Redemptions

During 2012, ACE redeemed, prior to maturity, $4 million of 5.60% tax-exempt pollution control revenue bonds due 2025 issued by the Industrial Pollution Control Financing Authority of Salem County, New Jersey for ACE’s benefit. Contemporaneously with this redemption, ACE redeemed, prior to maturity, $4 million of its outstanding 5.60% first mortgage bonds due 2025 that secured the obligations under the pollution control bonds.

Short-Term Debt

ACE has traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes, and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements. A detail of the components of ACE’s short-term debt at December 31, 2012 and 2011 is as follows:

	2012	2011
	(millions of dollars)
Commercial paper	$110	$—
Variable rate demand bonds	23	23

Total	$133	$23

Commercial Paper

ACE maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2012, the maximum capacity available under the program was $250 million, subject to available borrowing capacity under the credit facility.

ACE had $110 million and zero of commercial paper outstanding at December 31, 2012 and 2011, respectively. The weighted average interest rates for commercial paper issued by ACE during 2012 and 2011 were 0.41% and 0.33%, respectively. The weighted average maturity of all commercial paper issued by ACE during 2012 and 2011 was three days and six days, respectively.

Variable Rate Demand Bonds

Variable Rate Demand Bonds (VRDBs) are subject to repayment on the demand of the holders and, for this reason, are accounted for as short-term debt in accordance with GAAP. However, bonds submitted for purchase are remarketed by a remarketing agent on a best efforts basis. ACE expects that any bonds submitted for purchase will be remarketed successfully due to the creditworthiness of the company and

ACE

because the remarketing resets the interest rate to the then-current market rate. The bonds may be converted to a fixed rate, fixed term option to establish a maturity which corresponds to the date of final maturity of the bonds. On this basis, ACE views VRDBs as a source of long-term financing. The VRDBs outstanding in 2012 mature as follows: 2014 ($19 million) and 2017 ($4 million). The weighted average interest rate for VRDBs was 0.18% during 2012 and 2011.

Credit Facility

PHI, Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and ACE maintain an unsecured syndicated credit facility to provide for their respective liquidity needs, including obtaining letters of credit, borrowing for general corporate purposes and supporting their commercial paper programs. On August 1, 2011, PHI, Pepco, DPL and ACE entered into an amended and restated credit agreement, which, among other changes, extended the expiration date of the facility to August 1, 2016. On August 2, 2012, the amended and restated credit agreement was amended to extend the term of the credit facility to August 1, 2017 and to amend the pricing schedule to decrease certain fees and interest rates payable to the lenders under the facility.

The aggregate borrowing limit under the amended and restated credit facility is $1.5 billion, all or any portion of which may be used to obtain loans and up to $500 million of which may be used to obtain letters of credit. The facility also includes a swingline loan sub-facility, pursuant to which each company may make same day borrowings in an aggregate amount not to exceed 10% of the total amount of the facility. Any swingline loan must be repaid by the borrower within fourteen days of receipt. The credit sublimit at December 31, 2012 was $650 million for PHI, $350 million for Pepco and $250 million for each of DPL and ACE. The sublimits may be increased or decreased by the individual borrower during the term of the facility, except that (i) the sum of all of the borrower sublimits following any such increase or decrease must equal the total amount of the facility, and (ii) the aggregate amount of credit used at any given time by (a) PHI may not exceed $1.25 billion, and (b) each of Pepco, DPL or ACE may not exceed the lesser of $500 million or the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the sublimit reallocations may not exceed eight per year during the term of the facility.

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month London Interbank Offered Rate plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility at December 31, 2012.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At December 31, 2012 and 2011, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $477 million and $711 million, respectively. ACE’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and DPL and the portion of the total capacity being used by PHI.

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

Provision for Consolidated Income Taxes

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Current Tax (Benefit) Expense
Federal	$(31)	$(9)	$(5)
State and local	(12)	1	—

Total Current Tax Benefit	(43)	(8)	(5)

Deferred Tax Expense (Benefit)
Federal	46	35	33
State and local	16	7	16
Investment tax credit amortization	(1)	(1)	(1)

Total Deferred Tax Expense	61	41	48

Total Consolidated Income Tax Expense	$18	$33	$43

Reconciliation of Consolidated Income Tax Expense

	For the Year Ended December 31,
	2012		2011		2010
	(millions of dollars)
Income tax at Federal statutory rate	$19	35.0%	$25	35.0%	$33	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	3	5.7%	4	6.0%	7	7.3%
Adjustments to prior years’ taxes	—	—	(1)	(1.7)%	—	—
Change in estimates and interest related to uncertain and effectively settled tax positions	(1)	(1.9)%	5	6.9%	5	5.2%
Investment tax credit amortization	(1)	(1.9)%	(1)	(1.3)%	(1)	(1.0	) %
Other, net	(2)	(2.9)%	1	0.9%	(1)	(1.7)%

Consolidated Income Tax Expense	$18	34.0%	$33	45.8%	$43	44.8%

ACE

Year ended December 31, 2012

The effective tax rate in 2012 reflects a $1 million benefit associated with changes in estimates and interest related to uncertain and effectively settled tax positions.

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

Year ended December 31, 2010

In November 2010, PHI reached final settlement with the IRS with respect to its federal tax returns for the years 1996 to 2002. In connection with the settlement, PHI reallocated certain amounts on deposit with the IRS since 2006 among liabilities in the settlement years and subsequent years. In light of the settlement and reallocations, ACE recalculated the estimated interest due for the tax years 1996 to 2002. The revised estimate resulted in an additional $1 million (after-tax) of estimated interest due to the IRS for the tax years 1996 to 2002. This additional interest expense was recorded in the fourth quarter of 2010. In addition to this adjustment, in 2010 ACE reversed $6 million of accrued interest income on uncertain and effectively settled state income tax positions, as discussed in Note (2), “Significant Accounting Policies.” This is partially offset by $1 million of other adjustments.

Components of Consolidated Deferred Income Tax Liabilities (Assets)

	As of December 31,
	2012	2011
	(millions of dollars)
Deferred Tax Liabilities (Assets)
Depreciation and other basis differences related to plant and equipment	$538	$424
Deferred taxes on amounts to be collected through future rates	15	11
Payment for termination of purchased power contracts with NUGs	47	53
Deferred electric service and electric restructuring liabilities	116	137
Pension and other postretirement benefits	34	28
Fuel and purchased energy	3	4
Federal and state net operating loss	(54)	(8)
Other	58	40

Total Deferred Tax Liabilities, net	757	689
Deferred tax assets included in Current Assets	10	9
Deferred tax liabilities included in Other Current Liabilities	(1)	—

Total Consolidated Deferred Tax Liabilities, net non-current	$766	$698

ACE

The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement basis and tax basis of assets and liabilities. The portion of the net deferred tax liability applicable to ACE’s operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net, and is recorded as a regulatory asset on the balance sheet. No valuation allowance for deferred tax assets was required or recorded at December 31, 2012 and 2011. Federal and state net operating losses generally expire over 20 years from 2029 to 2032.

The Tax Reform Act of 1986 repealed the investment tax credit for property placed in service after December 31, 1985, except for certain transition property. Investment tax credits previously earned on ACE’s property continue to be amortized to income over the useful lives of the related property.

Reconciliation of Beginning and Ending Balances of Unrecognized Tax Benefits

	2012	2011	2010
	(millions of dollars)
Beginning balance as of January 1	$79	$83	$39
Tax positions related to current year:
Additions	1	2	50
Reductions	—	—	(1)
Tax positions related to prior years:
Additions	8	4	—
Reductions	(69)	(10)	(5)
Settlements	(2)	—	—

Ending balance as of December 31	$17	$79	$83

Unrecognized Benefits That, If Recognized, Would Affect the Effective Tax Rate

Unrecognized tax benefits are related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either measured the tax benefit at an amount less than the benefit claimed, or expected to be claimed, or has concluded that it is not more likely than not that the tax position will be ultimately sustained. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. At December 31, 2012, ACE had $6 million of unrecognized tax benefits that, if recognized, would lower the effective tax rate.

Interest and Penalties

ACE recognizes interest and penalties relating to its uncertain tax positions as an element of income tax expense. For the years ended December 31, 2012, 2011 and 2010, ACE recognized $2 million of pre-tax interest expense ($1 million after-tax), $5 million of pre-tax interest expense ($3 million after-tax), and $8 million of pre-tax interest expense ($5 million after-tax), respectively, as a component of income tax expense. As of December 31, 2012, 2011 and 2010, ACE had accrued interest receivable of $7 million, $6 million and $14 million, respectively, related to effectively settled and uncertain tax positions.

Possible Changes to Unrecognized Tax Benefits

It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of ACE’s uncertain tax positions will significantly increase or decrease within the next 12 months. The final settlement of the 2003 to 2008 Federal audits or state audits could impact the balances and related interest accruals significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.

ACE

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

Other Taxes

Taxes other than income taxes for each year are shown below. These amounts are recoverable through rates.

	2012	2011	2010
	(millions of dollars)
Gross Receipts/Delivery	$14	$20	$20
Property	3	3	3
Environmental, Use and Other	1	2	3

Total	$18	$25	$26

(12) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

ACE was ordered to enter into the SOCAs by the NJBPU, and under the SOCAs, ACE would receive payments from or make payments to electric generation facilities based on (i) the difference between the fixed price in the SOCAs and the price for capacity that clears PJM, and (ii) ACE’s annual proportion of the total New Jersey load relative to the other EDCs in New Jersey, which is currently estimated to be 15 percent. ACE began applying derivative accounting to two of its SOCAs as of June 30, 2012 because the generators cleared the 2015-2016 PJM capacity auction in May 2012. Changes in the fair value of the derivatives embedded in the SOCAs are deferred as regulatory assets or liabilities because the NJBPU has allowed full recovery from ACE’s distribution customers for all payments made by ACE and ACE’s distribution customers would be entitled to all payments received by ACE.

As of December 31, 2012, ACE had other non-current derivative assets of $8 million and non-current derivative liabilities of $11 million associated with the two SOCAs and an offsetting regulatory liability and asset, respectively, of the same amounts. As of December 31, 2012, ACE had 180 MWs of capacity in a long position, with no collateral or netting applicable to the capacity. Unrealized gains and losses associated with these capacity derivatives, which netted to an unrealized loss of $3 million for the year ended December 31, 2012, have been deferred as regulatory liabilities and assets.

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

ACE

The following tables set forth by level within the fair value hierarchy ACE’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments (b)
Capacity (c)	$8	$—	$—	$8
Restricted cash equivalents
Treasury fund	27	27	—	—

	$35	$27	$—	$8

LIABILITIES
Derivative instruments (b)
Capacity (c)	$11	$—	$—	$11
Executive deferred compensation plan liabilities
Life insurance contracts	1	—	1	—

	$12	$—	$1	$11

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2012.
(b)	The fair value of derivative assets and liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents derivatives associated with ACE SOCAs.

	Fair Value Measurements at December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Cash and restricted cash equivalents
Treasury fund	$114	$114	$—	$—

	$114	$114	$—	$—

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$1	$—	$1	$—

	$1	$—	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2011.

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

The table below summarizes the primary unobservable input used to determine the fair value of ACE’s level 3 instruments and the range of values that could be used for the input as of December 31, 2012:

Type of Instrument	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range
	(millions of dollars)
Capacity contracts, net	$(3)	Discounted cash flow	Discount rate	5% - 9%

ACE used a value within this range as part of its fair value estimates. A significant change in the unobservable input within this range would have an insignificant impact on the reported fair value as of December 31, 2012.

ACE

A reconciliation of the beginning and ending balances of ACE’s fair value measurements using significant unobservable inputs (level 3) for the year ended December 31, 2012 is shown below:

Capacity
Year Ended December 31,
2012
(millions of dollars)
Beginning balance as of January 1	$—
Total gains (losses) (realized and unrealized):
Included in income
Included in accumulated other comprehensive loss	—
Included in regulatory liabilities and regulatory assets	(3)
Purchases	—
Issuances	—
Settlements	—
Transfers in (out) of level 3	—

Ending balance as of December 31	$(3)

Other Financial Instruments

The estimated fair values of ACE’s debt instruments that are measured at amortized cost in ACE’s consolidated financial statements and the associated level of the estimates within the fair value hierarchy as of December 31, 2012 are shown in the table below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$1,016	$—	$884	$132
Transition Bonds issued by ACE Funding (b)	341	—	341	—

	$1,357	$—	$1,225	$132

(a)	The carrying amount for Long-term debt is $829 million as of December 31, 2012.
(b)	The carrying amount for Transition Bonds issued by ACE Funding, including amounts due within one year, is $295 million as of December 31, 2012.

ACE

The estimated fair values of ACE’s debt instruments at December 31, 2011 are shown below:

	December 31, 2011
	Carrying Amount	Fair Value
	(millions of dollars)
Long-term debt	$832	$1,003
Transition Bonds issued by ACE Funding	332	380

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

Environmental Matters

ACE is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from ACE’s customers, environmental clean-up costs incurred by ACE generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies described below of ACE at December 31, 2012 are summarized as follows:

Legacy Generation -Regulated
(millions of dollars)
Beginning balance as of January 1	$1
Accruals	—
Payments	—

Ending balance as of December 31	1
Less amounts in Other Current Liabilities	—

Amounts in Other Deferred Credits	$1

ACE

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

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including ACE, based on their alleged sale of transformers to Ward Transformer, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including ACE) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. In a January 31, 2013 order, the district court granted summary judgment for the test case defendant whom plaintiffs alleged was liable based on its sale of transformers to Ward Transformer. The district court’s order addresses only the liability of the test case defendant. ACE has concluded that a loss is reasonably possible with respect to this matter, but ACE was unable to estimate an amount or range of reasonably possible losses to which it may be exposed. ACE does not believe that it had extensive business transactions, if any, with the Ward Transformer site.

Contractual Obligations

As of December 31, 2012, ACE’s contractual obligations under non-derivative fuel and power purchase contracts were $213 million in 2013, $575 million in 2014 to 2015, $526 million in 2016 to 2017 and $1,618 million in 2018 and thereafter.

ACE

(15) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to ACE for the years ended December 31, 2012, 2011 and 2010 were $117 million, $102 million and $100 million, respectively.

In addition to the PHI Service Company charges described above, ACE’s consolidated financial statements include the following related party transactions in its consolidated statements of income:

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Purchased power under Basic Generation Service contracts with Conectiv Energy Supply, Inc. (a)(b)	$—	$—	$(174)
Meter reading services provided by Millennium Account Services LLC (c)	(4)	(4)	(4)
Intercompany use revenue (d)	3	2	2

(a)	Included in Purchased energy expense.
(b)	During 2010, PHI disposed of its Conectiv Energy segment and a third party assumed Conectiv Energy Supply, Inc.’s responsibilities under those contracts.
(c)	Included in Other operation and maintenance expense.
(d)	Included in Operating revenue.

As of December 31, 2012 and 2011, ACE had the following balances on its consolidated balance sheets due to related parties:

	2012	2011
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(13)	$(12)
Other	(1)	(2)

Total	$(14)	$(14)

(a)	Included in Accounts payable due to associated companies.

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

	2012
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Total
	(millions of dollars)
Total Operating Revenue	$256	$270	$413	$	259	$1,198
Total Operating Expenses	239	230	364		246	1,079
Operating Income	17	40	49		13	119
Other Expenses	(16)	(17)	(16)		(17)	(66)
Income (Loss) Before Income Tax Expense (Benefit)	1	23	33		(4)	53
Income Tax (Benefit) Expense	(1)	9	13		(3)	18
Net Income	$2	$14	$20	$	(1)	$35

	2011
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Total
	(millions of dollars)
Total Operating Revenue	$315	$304	$399	$	250	$1,268
Total Operating Expenses	289	256	347		237	1,129
Operating Income	26	48	52		13	139
Other Expenses	(15)	(16)	(18)		(18)	(67)
Income (Loss) Before Income Tax Expense (Benefit)	11	32	34		(5)	72
Income Tax Expense (Benefit) (a)	5	14	17		(3)	33
Net Income (Loss)	$6	$18	$17	$	(2)	$39

(a)	Includes tax expense of $1 million (after-tax) associated with interest related to federal tax liabilities in the second quarter and an additional tax expense of $3 million (after-tax) resulting from a recalculation of interest on uncertain tax positions for open tax years in the third quarter.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Pepco Holdings, Inc.

None.

Potomac Electric Power Company

None.

Delmarva Power & Light Company

None.

Atlantic City Electric Company

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Each Reporting Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Reporting Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of such Reporting Company, including such Reporting Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. This control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Such Reporting Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives. Under the supervision, and with the participation of management, including the CEO and the CFO, each Reporting Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, and, based upon this evaluation, the CEO and the CFO of such Reporting Company have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Reporting Company and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Reports of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of management, including the CEO and CFO of each Reporting Company, each such Reporting Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2012, and has concluded there was no change in such Reporting Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such Reporting Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Pepco Holdings, Inc.

None.

Potomac Electric Power Company

None.

Delmarva Power & Light Company

None.

Atlantic City Electric Company

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pepco Holdings, Inc.

Except for the information provided below, information required by this Item 10 is incorporated herein by reference to (1) PHI’s definitive proxy statement for the 2013 Annual Meeting, which is expected to be filed with the SEC no later than 120 days after December 31, 2012, and (2) the section entitled “Executive Officers of PHI” contained in Part I, Item 1. “Business” of this Form 10-K.

Adoption of Amended and Restated Bylaws

On February 28, 2013, the Board of Directors of Pepco Holdings adopted amendments to its Bylaws and restated them in their entirety. The following is a brief description of the amendments made to the Bylaws.

•

Director Meetings. The vote required by the Board of Directors to take certain specified actions at a meeting of the Board of Directors was amended from a majority of directors present at the meeting to a majority of the total number of authorized directors, disregarding the existence of vacancies on the Board of Directors. The specified actions include the Board of Directors (i) calling for a special meeting of stockholders and (ii) increasing the size of the Board of Directors; however, the amendments also clarify that, in a vote by the Board of Directors to amend the Bylaws, vacancies on the Board of Directors are to be disregarded. Also, new requirements were added for waiving notice of a Board of Directors meeting and to have the Secretary of Pepco Holdings serve as secretary of the meeting (or another person appointed by the presiding officer of the meeting in the absence of the Secretary).

•

Adjournment of Stockholder Meetings. The Bylaws were amended (i) to state that (A) adjournments of stockholder meetings may be taken regardless of whether a quorum is present, (B) the chairman of the meeting may call for an adjournment (in lieu of having to obtain stockholder approval), and (C) quorum is not broken by the subsequent withdrawal of a stockholder and a meeting may continue after such withdrawal even if less than a quorum remains, and (ii) to delete the provision that a majority in interest of stockholders shall have the power to adjourn the meeting.

•

Conduct of Stockholder Meetings. The Bylaws had provided that the chairman of a Pepco Holdings stockholder meeting had the power to determine all matters with respect to the order of business at, and rules and procedures for conducting, such meetings. The Bylaws were amended to include a non-exclusive list of the types of rules and procedures with respect to the holding and conduct of a stockholders meeting which may be adopted by the Board of Directors or the chairman of such meeting.

•

Amendments to Advance Notice Provisions. The advance notice provisions of the Bylaws were amended to (i) reduce the inside date for submitting a notice of a stockholder proposal from 100 to 90 days and to change the notice dates in the event that an annual meeting date is changed substantially from the prior year’s meeting date; (ii) require certain information and additional disclosures from proponents and nominees regarding the proponent, the nominees and the proposal; and (iii) require that the proponent promptly amend or supplement any information provided and, upon request, confirm the accuracy of information provided.

•

Proxies. The Bylaws were amended with respect to proxies, as follows: (i) to state that, in the event of shares held by multiple persons, any one of such holders may exercise a proxy unless one of them objects in writing to Pepco Holdings; (ii) to permit proxies to be voted at any adjournment of a meeting except as limited in the proxy (rather than limiting the exercise of the proxy at an adjourned meeting to cover only those matters authorized by the proxy); (iii) to add a new provision creating a presumption in favor of the validity of a proxy, unless challenged prior to exercise; (iv) to delete the requirement in the existing Bylaws that a majority of proxy holders present at the meeting may exercise the powers conferred by the proxy unless the proxy provides otherwise; and (v) to state that a proxy is generally revocable except as provided by applicable law.

•

Director Resignations. A new provision was added to the Bylaws to require delivery of a written resignation to Pepco Holdings, or to its Chairman of the Board or Secretary and to provide that all director resignations are effective upon receipt except as otherwise stated in the resignation.

•

Qualifications of Directors. The Bylaws have been amended to (i) delete the requirement that directors own stock (which is already covered by PHI’s director stock ownership policy); and (ii) add specific eligibility requirements as well as information and documentation that must be provided in connection with stockholder nominations of directors.

•

Chairman of the Board. A provision was added to the Bylaws to clarify that the Board of Directors may, but no less frequently than annually, elect a chairman who must be a director and may, but is not required to be, an officer or employee of Pepco Holdings.

•

Board Committees. The Bylaws were amended to provide that the business of committees of the Board of Directors should be conducted as nearly in the same manner as provided in the Bylaws with respect to meetings of the Board.

•

Capital Stock and Transfer Agents. New provisions to the Bylaws were added regarding the use of certificated and uncertificated shares (which would only apply to the extent that Pepco Holdings provides for uncertificated shares in the future) and the noting of restrictions upon transfer of stock on certificates representing shares. A provision was also added to the Bylaws requiring stockholders to notify the transfer agent in writing of changes in their names and addresses and exculpating Pepco Holdings from liability with respect to a failure to direct notices or pay dividends or other property to any stockholder who fails to do so.

•

Record Dates. The Bylaws were amended to (i) include additional circumstances under which a record date may be fixed; (ii) clarify that a record date may not be earlier than the date on which it is fixed; (iii) state that only stockholders on the record date (notwithstanding any transfer occurring thereafter) are entitled to the rights of a stockholder; and (iv) provide for a record date if one is not fixed by the Board.

•	Other Miscellaneous Changes. The amended Bylaws include certain other clarifying, corrective and typographical changes.

The foregoing description of the amendment and restatement of PHI’s Bylaws is qualified in its entirety by reference to the text of the amended and restated Bylaws, which are filed herewith as Exhibit 3.6 and incorporated herein by reference.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH THE REDUCED FILING FORMAT.

Item 11.	EXECUTIVE COMPENSATION

Pepco Holdings, Inc.

Information required by this Item 11 is incorporated herein by reference to PHI’s definitive proxy statement for the 2013 Annual Meeting, which is expected to be filed with the SEC no later than 120 days after December 31, 2012.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH THE REDUCED FILING FORMAT.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pepco Holdings, Inc.

Information required by this Item 12 is incorporated herein by reference to PHI’s definitive proxy statement for the 2013 Annual Meeting, which is expected to be filed with the SEC no later than 120 days after December 31, 2012.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH THE REDUCED FILING FORMAT.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pepco Holdings, Inc.

Information required by this Item 13 is incorporated herein by reference to PHI’s definitive proxy statement for the 2013 Annual Meeting, which is expected to be filed with the SEC no later than 120 days after December 31, 2012.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH THE REDUCED FILING FORMAT.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pepco Holdings, Pepco, DPL and ACE

Audit Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of the annual financial statements of Pepco Holdings and its subsidiary reporting companies for the 2012 and 2011 fiscal years, reviews of the financial statements included in the 2012 and 2011 Forms 10-Q of Pepco Holdings and its subsidiary reporting companies, reviews of public filings, comfort letters and other attest services were $6,205,670 and $6,225,940, respectively. The amount for 2011 includes $336,520 for the 2011 audit that was billed after the 2011 amount was disclosed in Pepco Holdings’ proxy statement for the 2012 Annual Meeting of Stockholders.

Audit-Related Fees

There were no fees billed by PricewaterhouseCoopers LLP for audit-related services rendered for the 2012 or 2011 fiscal years.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for tax services rendered for the 2012 and 2011 fiscal years were $644,012 and $587,427, respectively. These services consisted of tax compliance, tax advice and tax planning.

All Other Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for all other services other than those covered under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the 2012 and 2011 fiscal years were zero and $7,200, respectively. The fees for 2011 represented the costs of training and technical materials provided by PricewaterhouseCoopers LLP.

All of the services described in “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were approved in advance by the Audit Committee, in accordance with the Audit Committee Policy on the Approval of Services Provided By the Independent Auditor, which will be attached as Annex A to Pepco Holdings’ definitive proxy statement for the 2013 Annual Meeting of Stockholders, which is expected to be filed with the SEC no later than 120 days after December 31, 2012, and is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents List

1.	Financial Statements

Pepco Holdings, Inc.

Consolidated Statements of Income for each of the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity for each of the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Potomac Electric Power Company

Statements of Income for each of the years ended December 31, 2012, 2011 and 2010

Balance Sheets as of December 31, 2012 and 2011

Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010

Statements of Equity for each of the years ended December 31, 2012, 2011 and 2010

Notes to Financial Statements

Delmarva Power & Light Company

Statements of Income for each of the years ended December 31, 2012, 2011 and 2010

Balance Sheets as of December 31, 2012 and 2011

Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010

Statements of Equity for each of the years ended December 31, 2012, 2011 and 2010

Notes to Financial Statements

Atlantic City Electric Company

Consolidated Statements of Income for each of the years ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity for each of the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The financial statement schedules specified by Regulation S-X, other than those listed below, are omitted because either they are not applicable or the required information is presented in the financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

	Registrants
Item	Pepco Holdings	Pepco	DPL	ACE
Schedule I, Condensed Financial Information of Parent Company	334	N/A	N/A	N/A
Schedule II, Valuation and Qualifying Accounts	339	339	340	340

Schedule I, Condensed Financial Information of Parent Company is submitted below.

PEPCO HOLDINGS, INC. (Parent Company)

STATEMENTS OF INCOME

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars, except share data)
OPERATING REVENUE	$—	$—	$—

OPERATING EXPENSES
Other operation and maintenance	1	1	5

Total operating expenses	1	1	5

OPERATING LOSS	(1)	(1)	(5)
OTHER INCOME (EXPENSES)
Interest expense	(33)	(29)	(72)
Loss on extinguishment of debt	—	—	(189)
Income from equity investments	304	281	287
Impairment losses	—	(5)	—

Total other income	271	247	26

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	270	246	21
INCOME TAX BENEFIT RELATED TO CONTINUING OPERATIONS	(15)	(14)	(118)

NET INCOME FROM CONTINUING OPERATIONS	285	260	139
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(3)	(107)

NET INCOME	$285	$257	$32

COMPREHENSIVE INCOME	$300	$300	$167

EARNINGS PER SHARE
Basic earnings per share of common stock from Continuing Operations	$1.25	$1.15	$0.62
Basic loss per share of common stock from Discontinued Operations	—	(0.01)	(0.48)

Basic earnings per share of common stock	$1.25	$1.14	$0.14

Diluted earnings per share of common stock from Continuing Operations	$1.24	$1.15	$0.62
Diluted loss per share of common stock from Discontinued Operations	—	(0.01)	(0.48)

Diluted earnings per share of common stock	$1.24	$1.14	$0.14

The accompanying Notes are an integral part of these financial statements.

PEPCO HOLDINGS, INC. (Parent Company)

BALANCE SHEETS

	As of December 31,
	2012	2011
	(millions of dollars, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$262	$257
Prepayments of income taxes	12	51
Accounts receivable and other	7	7

	281	315

Investments and Other Assets
Goodwill	1,398	1,398
Notes receivable from subsidiary companies	—	154
Investment in consolidated companies	3,897	3,654
Other	55	24

	5,350	5,230

Total Assets	$5,631	$5,545

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$464	$465
Interest and taxes accrued	11	11
Accounts payable due to associated companies	2	25

	477	501

Deferred Credits
Liabilities and accrued interest related to uncertain tax positions	3	3

Long-Term Debt	705	705

Commitments and Contingencies (Note 4)

Equity
Common stock, $.01 par value; authorized 400,000,000 shares; 230,015,427 and 227,500,190 shares outstanding, respectively	2	2
Premium on stock and other capital contributions	3,383	3,325
Accumulated other comprehensive loss	(48)	(63)
Retained earnings	1,109	1,072

Total equity	4,446	4,336

Total Liabilities and Equity	$5,631	$5,545

The accompanying Notes are an integral part of these financial statements.

PEPCO HOLDINGS, INC. (Parent Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285	$257	$32
Loss from discontinued operations, net of income taxes	—	3	107
Adjustments to reconcile net income to net cash from operating activities:
Distributions from related parties less than earnings	(119)	(207)	(150)
Deferred income taxes	(31)	(16)	(5)
Changes in:
Prepaid and other	(23)	23	24
Accounts payable	6	2	1
Interest and taxes	39	42	(130)
Other assets and liabilities	4	11	31

Net Cash From (Used By) Operating Activities	161	115	(90)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Conectiv Energy wholesale power generation business	—	—	1,035

Net Cash From Investing Activities	—	—	1,035

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(248)	(244)	(241)
Common stock issued for the Dividend Reinvestment Plan and employee-related compensation	51	47	47
Issuance of long-term debt	—	—	250
Capital distribution to subsidiaries, net	(110)	(20)	(31)
Reacquisitions of long-term debt	—	—	(1,644)
Decrease in notes receivable from associated companies	154	—	318
(Repayments) issuances of short-term debt, net	(1)	235	(94)
Costs of issuances	(2)	(7)	(4)

Net Cash (Used By) From Financing Activities	(156)	11	(1,399)

Net increase (decrease) in cash and cash equivalents	5	126	(454)
Cash and cash equivalents at beginning of year	257	131	585

CASH AND CASH EQUIVALENTS AT END OF YEAR	$262	$257	$131

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

(4) COMMITMENTS AND CONTINGENCIES

For information concerning Pepco Holdings’ material contingencies and guarantees, see Note (16), “Commitments and Contingencies” to the consolidated financial statements of Pepco Holdings.

(5) INVESTMENT IN CONSOLIDATED COMPANIES

Pepco Holdings’ majority owned subsidiaries are recorded using the equity method of accounting. A breakout of the balance in Investment in consolidated companies is as follows:

	2012	2011
	(millions of dollars)
Conectiv	$1,473	$1,300
Potomac Electric Power Company	1,643	1,502
Potomac Capital Investment Corporation	539	499
Pepco Energy Services, Inc.	238	350
PHI Service Company	4	3

Total investment in consolidated companies	$3,897	$3,654

(6) DISCONTINUED OPERATIONS

In April 2010, the Board of Directors approved a plan for the disposition of PHI’s competitive wholesale power generation, marketing and supply business, which had been conducted through Conectiv Energy. On July 1, 2010, PHI completed the sale of Conectiv Energy’s wholesale power generation business to Calpine for $1.64 billion. The disposition of Conectiv Energy’s remaining assets and businesses, consisting of its load service supply contracts, energy hedging portfolio, certain tolling agreements and other assets not included in the Calpine sale, has been completed.

(7) RELATED PARTY TRANSACTIONS

As of December 31, 2012 and 2011, PHI had the following balances on its balance sheets due (to) from related parties:

	2012	2011
	(millions of dollars)
(Payable to) Receivable from Related Party (current) (a)
Potomac Capital Investment Corporation	$—	$(37)
Conectiv	—	29
Conectiv Communications, Inc.	(4)	(4)
Potomac Electric Power Company	—	(15)
PHI Service Company	1	2
Other	1	—

Total	$(2)	$(25)

Receivable from Related Party (non-current) (b)
Potomac Capital Investment Corporation	$—	$154

Money Pool Balance with Pepco Holdings (included in cash and cash equivalents)	$262	$257

(a)	Included in Accounts payable due to associated companies.

(b)	Included in Notes receivable from subsidiary companies.

Schedule II, Valuation and Qualifying Accounts, for each registrant is submitted below.

Pepco Holdings, Inc.

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(millions of dollars)
Year Ended December 31, 2012 Allowance for uncollectible accounts - customer and other accounts receivable	$49	$32	$8	$(53)	$36
Year Ended December 31, 2011 Allowance for uncollectible accounts - customer and other accounts receivable	$51	$45	$8	$(55)	$49
Year Ended December 31, 2010 Allowance for uncollectible accounts - customer and other accounts receivable	$44	$53	$6	$(52)	$51

(a)	Collection of accounts previously written off.
(b)	Uncollectible accounts written off.

Potomac Electric Power Company

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(millions of dollars)
Year Ended December 31, 2012 Allowance for uncollectible accounts - customer and other accounts receivable	$18	$13	$2	$(20)	$13
Year Ended December 31, 2011 Allowance for uncollectible accounts - customer and other accounts receivable	$20	$21	$2	$(25)	$18
Year Ended December 31, 2010 Allowance for uncollectible accounts - customer and other accounts receivable	$17	$26	$1	$(24)	$20

(a)	Collection of accounts previously written off.
(b)	Uncollectible accounts written off.

Delmarva Power & Light Company

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(millions of dollars)
Year Ended December 31, 2012 Allowance for uncollectible accounts - customer and other accounts receivable	$12	$11	$3	$(17)	$9
Year Ended December 31, 2011 Allowance for uncollectible accounts - customer and other accounts receivable	$13	$11	$3	$(15)	$12
Year Ended December 31, 2010 Allowance for uncollectible accounts - customer and other accounts receivable	$12	$13	$3	$(15)	$13

(a)	Collection of accounts previously written off.
(b)	Uncollectible accounts written off.

Atlantic City Electric Company

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(millions of dollars)
Year Ended December 31, 2012 Allowance for uncollectible accounts - customer and other accounts receivable	$12	$12	$3	$(16)	$11
Year Ended December 31, 2011 Allowance for uncollectible accounts - customer and other accounts receivable	$11	$13	$3	$(15)	$12
Year Ended December 31, 2010 Allowance for uncollectible accounts - customer and other accounts receivable	$7	$13	$2	$(11)	$11

(a)	Collection of accounts previously written off.
(b)	Uncollectible accounts written off.

3.	EXHIBITS

The documents listed below are being filed or furnished on behalf of PHI, Pepco, DPL and/or ACE, as indicated. The warranties, representations and covenants contained in any of the agreements included or incorporated by reference herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of PHI’s or its subsidiaries’ securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

3.1	PHI	Restated Certificate of Incorporation (filed in Delaware 6/2/2005)	Exh. 3.1 to PHI’s Form 10-K, 3/13/06.

3.2	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in the District of Columbia)	Exh. 3.1 to Pepco’s Form 10-Q, 5/5/06.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exh. 3.3 to PHI’s Form 10-Q, 11/4/11.

3.4	DPL	Articles of Restatement of Certificate and Articles of Incorporation (filed in Delaware and Virginia 02/22/07)	Exh. 3.3 to DPL’s Form 10-K, 3/1/07.

3.5	ACE	Restated Certificate of Incorporation (filed in New Jersey 8/09/02)	Exh. B.8.1 to PHI’s Amendment No. 1 to Form U5B, 2/13/03.

3.6	PHI	Bylaws	Filed herewith.

3.7	Pepco	Bylaws	Exh. 3.2 to Pepco’s Form 10-Q, 5/5/06.

3.8	DPL	Bylaws	Exh. 3.2.1 to DPL’s Form 10-Q 5/9/05.

3.9	ACE	Bylaws	Exh. 3.2.2 to ACE’s Form 10-Q 5/9/05.

4.1	PHI Pepco	Mortgage and Deed of Trust dated July 1, 1936, of Pepco to The Bank of New York Mellon as successor trustee, securing First Mortgage Bonds of Pepco, and Supplemental Indenture dated July 1, 1936	Exh. B-4 to First Amendment, 6/19/36, to Pepco’s Registration Statement No. 2-2232.

		Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated - December 10, 1939	Exh. B to Pepco’s Form 8-K, 1/3/40.

		July 15, 1942	Exh. B-1 to Amendment No. 2, 8/24/42, and B-3 to Post-Effective Amendment, 8/31/42, to Pepco’s Registration Statement No. 2-5032.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		October 15, 1947	Exh. A to Pepco’s Form 8-K, 12/8/47.

		December 31, 1948	Exh. A-2 to Pepco’s Form 10-K, 4/13/49.

		December 31, 1949	Exh. (a)-1 to Pepco’s Form 8-K, 2/8/50.

		February 15, 1951	Exh. (a) to Pepco’s Form 8-K, 3/9/51.

		February 16, 1953	Exh. (a)-1 to Pepco’s Form 8-K, 3/5/53.

		March 15, 1954 and March 15, 1955	Exh. 4-B to Pepco’s Registration Statement No. 2-11627, 5/2/55.

		March 15, 1956	Exh. C to Pepco’s Form 10-K, 4/4/56.

		April 1, 1957	Exh. 4-B to Pepco’s Registration Statement No. 2-13884, 2/5/58.

		May 1, 1958	Exh. 2-B to Pepco’s Registration Statement No. 2-14518, 11/10/58.

		May 1, 1959	Exh. 4-B to Amendment No. 1, 5/13/59, to Pepco’s Registration Statement No. 2-15027.

		May 2, 1960	Exh. 2-B to Pepco’s Registration Statement No. 2-17286, 11/9/60.

		April 3, 1961	Exh. A-1 to Pepco’s Form 10-K, 4/24/61.

		May 1, 1962	Exh. 2-B to Pepco’s Registration Statement No. 2-21037, 1/25/63.

		May 1, 1963	Exh. 4-B to Pepco’s Registration Statement No. 2-21961, 12/19/63.

		April 23, 1964	Exh. 2-B to Pepco’s Registration Statement No. 2-22344, 4/24/64.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		May 3, 1965	Exh. 2-B to Pepco’s Registration Statement No. 2-24655, 3/16/66.

		June 1, 1966	Exh. 1 to Pepco’s Form 10-K, 4/11/67.

		April 28, 1967	Exh. 2-B to Post-Effective Amendment No. 1 to Pepco’s Registration Statement No. 2-26356, 5/3/67.

		July 3, 1967	Exh. 2-B to Pepco’s Registration Statement No. 2-28080, 1/25/68.

		May 1, 1968	Exh. 2-B to Pepco’s Registration Statement No. 2-31896, 2/28/69.

		June 16, 1969	Exh. 2-B to Pepco’s Registration Statement No. 2-36094, 1/27/70.

		May 15, 1970	Exh. 2-B to Pepco’s Registration Statement No. 2-38038, 7/27/70.

		September 1, 1971	Exh. 2-C to Pepco’s Registration Statement No. 2-45591, 9/1/72.

		June 17, 1981	Exh. 2 to Amendment No. 1 to Pepco’s Form 8-A, 6/18/81.

		November 1, 1985	Exh. 2B to Pepco’s Form 8-A, 11/1/85.

		September 16, 1987	Exh. 4-B to Pepco’s Registration Statement No. 33-18229, 10/30/87.

		May 1, 1989	Exh. 4-C to Pepco’s Registration Statement No. 33-29382, 6/16/89.

		May 21, 1991	Exh. 4 to Pepco’s Form 10-K, 3/27/92.

		May 7, 1992	Exh. 4 to Pepco’s Form 10-K, 3/26/93.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		September 1, 1992	Exh. 4 to Pepco’s Form 10-K, 3/26/93.

		November 1, 1992	Exh. 4 to Pepco’s Form 10-K, 3/26/93.

		July 1, 1993	Exh. 4.4 to Pepco’s Registration Statement No. 33-49973, 8/11/93.

		February 10, 1994	Exh. 4 to Pepco’s Form 10-K, 3/25/94.

		February 11, 1994	Exh. 4 to Pepco’s Form 10-K, 3/25/94.

		October 2, 1997	Exh. 4 to Pepco’s Form 10-K, 3/26/98.

		November 17, 2003	Exhibit 4.1 to Pepco’s Form 10-K, 3/11/04.

		March 16, 2004	Exh. 4.3 to Pepco’s Form 8-K, 3/23/04.

		May 24, 2005	Exh. 4.2 to Pepco’s Form 8-K, 5/26/05.

		April 1, 2006	Exh. 4.1 to Pepco’s Form 8-K, 4/17/06.

		November 13, 2007	Exh. 4.2 to Pepco’s Form 8-K, 11/15/07.

		March 24, 2008	Exh. 4.1 to Pepco’s Form 8-K, 3/28/08.

		December 3, 2008	Exh. 4.2 to Pepco’s Form 8-K, 12/8/08.

		March 28, 2012	Exh. 4.2 to Pepco’s Form 8-K, 3/29/12.

4.2	PHI Pepco	Indenture, dated as of July 28, 1989, between Pepco and The Bank of New York Mellon, Trustee, with respect to Pepco’s Medium-Term Note Program	Exh. 4 to Pepco’s Form 8-K, 6/21/90.

4.3	PHI Pepco	Senior Note Indenture dated November 17, 2003 between Pepco and The Bank of New York Mellon	Exh. 4.2 to Pepco’s Form 8-K, 11/21/03.

		Supplemental Indenture, to the aforesaid Senior Note Indenture, dated March 3, 2008	Exh. 4.3 to Pepco’s Form 10-K, 3/2/09.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.4	PHI DPL	Mortgage and Deed of Trust of Delaware Power & Light Company to The Bank of New York Mellon (ultimate successor to the New York Trust Company), as trustee, dated as of October 1, 1943 and copies of the First through Sixty-Eighth Supplemental Indentures thereto	Exh. 4-A to DPL’s Registration Statement No. 33-1763, 11/27/85.

		Sixty-Ninth Supplemental Indenture	Exh. 4-B to DPL’s Registration Statement No. 33-39756, 4/03/91.

		Seventieth through Seventy-Fourth Supplemental Indentures	Exhs. 4-B to DPL’s Registration Statement No. 33-24955, 10/13/88.

		Seventy-Fifth through Seventy-Seventh Supplemental Indentures	Exhs. 4-D, 4-E and 4-F to DPL’s Registration Statement No. 33-39756, 4/03/91.

		Seventy-Eighth and Seventy-Ninth Supplemental Indentures	Exhs. 4-E and 4-F to DPL’s Registration Statement No. 33-46892, 4/1/92.

		Eightieth Supplemental Indenture	Exh. 4 to DPL’s Registration Statement No. 33-49750, 7/17/92.

		Eighty-First Supplemental Indenture	Exh. 4-G to DPL’s Registration Statement No. 33-57652, 1/29/93.

		Eighty-Second Supplemental Indenture	Exh. 4-H to DPL’s Registration Statement No. 33-63582, 5/28/93.

		Eighty-Third Supplemental Indenture	Exh. 99 to DPL’s Registration Statement No. 33-50453, 10/1/93.

		Eighty-Fourth through Eighty-Eighth Supplemental Indentures	Exhs. 4-J, 4-K, 4-L, 4-M and 4-N to DPL’s Registration Statement No. 33-53855, 1/30/95.

		Eighty-Ninth and Ninetieth Supplemental Indentures	Exhs. 4-K and 4-L to DPL’s Registration Statement No. 333-00505, 1/29/96.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		Ninety-First Supplemental Indenture	Exh. 4.L to DPL’s Registration Statement No. 333-24059, 3/27/97.

		Ninety-Second Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Third Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Fourth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Fifth Supplemental Indenture	Exh. 4-K to DPL’s Post Effective Amendment No. 1 to Registration Statement No. 333-145691-02, 11/18/08.

		Ninety-Sixth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Seventh Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Eighth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Ninth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundredth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and First Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Second Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Third Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Fourth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Fifth Supplemental Indenture	Exh. 4.4 to DPL’s Form 8-K, 10/1/09.

		One Hundred and Sixth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/25/11.

		One Hundred and Seventh Supplemental Indenture	Exh. 4.2 to DPL’s Form 10-Q, 8/3/11.

		One Hundred and Eighth Supplemental Indenture	Exh. 4.2 to DPL’s Form 8-K, 6/3/11.

		One Hundred and Ninth Supplemental Indenture	Exh. 4.3 to DPL’s Form 10-Q, 8/7/12.

		One Hundred and Tenth Supplemental Indenture	Exh. 4.2 to DPL’s Form 8-K, 6/20/12.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.5	PHI DPL	Indenture between DPL and The Bank of New York Mellon Trust Company, N.A. (ultimate successor to Manufacturers Hanover Trust Company), as trustee, dated as of November 1, 1988	Exh. No. 4-G to DPL’s Registration Statement No. 33-46892, 4/1/92.

4.6	PHI ACE	Mortgage and Deed of Trust, dated January 15, 1937, between Atlantic City Electric Company and The Bank of New York Mellon (formerly Irving Trust Company), as trustee	Exh. 2(a) to ACE’s Registration Statement No. 2-66280, 12/21/79.

Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated as of -

		June 1, 1949	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		July 1, 1950	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		November 1, 1950	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1952	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1953	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1954	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1955	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1957	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1958	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1959	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1961	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		July 1, 1962	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1963	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		February 1, 1966	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1970	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		September 1, 1970	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		May 1, 1971	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1972	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		June 1, 1973	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1975	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		May 1, 1975	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		December 1, 1976	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1980	Exh. 4(e) to ACE’s Form 10-K, 3/25/81.

		May 1, 1981	Exh. 4(a) to ACE’s Form 10-Q, 8/10/81.

		November 1, 1983	Exh. 4(d) to ACE’s Form 10-K, 3/30/84.

		April 15, 1984	Exh. 4(a) to ACE’s Form 10-Q, 5/14/84.

		July 15, 1984	Exh. 4(a) to ACE’s Form 10-Q, 8/13/84.

		October 1, 1985	Exh. 4 to ACE’s Form 10-Q, 11/12/85.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		May 1, 1986	Exh. 4 to ACE’s Form 10-Q, 5/12/86.

		July 15, 1987	Exh. 4(d) to ACE’s Form 10-K, 3/28/88.

		October 1, 1989	Exh. 4(a) to ACE’s Form 10-Q for quarter ended 9/30/89.

		March 1, 1991	Exh. 4(d)(1) to ACE’s Form 10-K, 3/28/91.

		May 1, 1992	Exh. 4(b) to ACE’s Registration Statement No. 33-49279, 1/6/93.

		January 1, 1993	Exh. 4.05(hh) to ACE’s Registration Statement No. 333-108861, 9/17/03

		August 1, 1993	Exh. 4(a) to ACE’s Form 10-Q, 11/12/93.

		September 1, 1993	Exh. 4(b) to ACE’s Form 10-Q, 11/12/93.

		November 1, 1993	Exh. 4(c)(1) to ACE’s Form 10-K, 3/29/94.

		June 1, 1994	Exh. 4(a) to ACE’s Form 10-Q, 8/14/94.

		October 1, 1994	Exh. 4(a) to ACE’s Form 10-Q, 11/14/94.

		November 1, 1994	Exh. 4(c)(1) to ACE’s Form 10-K, 3/21/95.

		March 1, 1997	Exh. 4(b) to ACE’s Form 8-K, 3/24/97.

		April 1, 2004	Exh. 4.3 to ACE’s Form 8-K, 4/6/04.

		August 10, 2004	Exh. 4 to PHI’s Form 10-Q, 11/8/04.

		March 8, 2006	Exh. 4 to ACE’s Form 8-K, 3/17/06.

		November 6, 2008	Exh. 4.2 to ACE’s Form 8-K, 11/10/08.

		March 29, 2011	Exh. 4.2 to ACE’s Form 8-K, 4/1/11.

4.7	PHI ACE	Indenture dated as of March 1, 1997 between Atlantic City Electric Company and The Bank of New York Mellon, as trustee	Exh. 4(e) to ACE’s Form 8-K, 3/24/97.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.8	PHI ACE	Senior Note Indenture, dated as of April 1, 2004, with The Bank of New York Mellon, as trustee	Exh. 4.2 to ACE’s Form 8-K, 4/6/04.

4.9	PHI ACE	Indenture dated as of December 19, 2002 between Atlantic City Electric Transition Funding LLC (ACE Funding) and The Bank of New York Mellon, as trustee	Exh. 4.1 to ACE Funding’s Form 8-K, 12/23/02.

4.10	PHI ACE	2002-1 Series Supplement dated as of December 19, 2002 between ACE Funding and The Bank of New York Mellon, as trustee	Exh. 4.2 to ACE Funding’s Form 8-K, 12/23/02.

4.11	PHI ACE	2003-1 Series Supplement dated as of December 23, 2003 between ACE Funding and The Bank of New York Mellon, as trustee	Exh. 4.2 to ACE Funding’s Form 8-K, 12/23/03.

4.12	PHI	Indenture between PHI and The Bank of New York Mellon, as trustee dated September 6, 2002	Exh. 4.03 to PHI’s Registration Statement No. 333-100478, 10/10/02.

4.13	PHI Pepco DPL ACE	Corporate Commercial Paper – Master Note	Exh. 4.13 to PHI’s Form 10-K, 2/24/12.

10.1	PHI	Employment Agreement of Joseph M. Rigby dated December 20, 2011 (including forms of Restricted Stock Unit Award Agreements contained therein)*	Exh. 10 to PHI’s Form 8-K, 12/27/11.

10.2	PHI	Pepco Holdings, Inc. Long-Term Incentive Plan (as amended and restated)*	Exh. 10.5 to PHI’s Form 10-K, 3/2/09.

10.2.1	PHI	Amendment to the Pepco Holdings, Inc. Long-Term Incentive Plan*	Exh. 10.2.1 to PHI’s Form 10-K, 2/24/12.

10.3	PHI Pepco	Potomac Electric Power Company Director and Executive Deferred Compensation Plan*	Exh. 10.22 to PHI’s Form 10-K, 3/28/03.

10.4	PHI Pepco	Potomac Electric Power Company Long-Term Incentive Plan*	Exh. 4 to Pepco’s Form S-8, 6/12/98.

10.5	PHI	Conectiv Incentive Compensation Plan*	Exh. 99(e) to Conectiv’s Registration Statement No. 333-18843, 12/26/96.

10.6	PHI	Conectiv Supplemental Executive Retirement Plan*	Exh. 10.10 to PHI’s Form 10-K, 3/2/09.

10.6.1	DPL	Amendment to the Conectiv Supplemental Executive Retirement Plan*	Exh. 10.4 to PHI’s Form 10-Q, 8/3/11.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.7	ACE	Bondable Transition Property Sale Agreement between ACE Funding and ACE dated as of December 19, 2002	Exh. 10.1 to ACE Funding’s Form 8-K, 12/23/02.

10.8	ACE	Bondable Transition Property Servicing Agreement between ACE Funding and ACE dated as of December 19, 2002	Exh. 10.2 to ACE Funding’s Form 8-K, 12/23/02.

10.9	PHI	Conectiv Deferred Compensation Plan*	Exh. 10.1 to PHI’s Form 10-Q, 8/6/04.

10.10	PHI	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan*	Filed herewith (corrected version).

10.11	PHI	Form of Restricted Stock Unit Agreement (Director Award) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.4 to PHI’s Form 10-Q, 8/7/12.

10.12	PHI	Non-Management Directors Compensation Plan*	Exh. 10.21 to PHI’s Form 10-K, 3/2/09.

10.13	PHI	Non-Management Director Compensation Arrangements*	Filed herewith.

10.14	PHI	Form of 2012 Non-Management Director Compensation Election Agreement*	Exh. 10.32 to PHI’s Form 10-K, 2/24/12.

10.15	PHI Pepco	Change-in-Control Severance Plan for Certain Executive Employees*	Exh. 10.25 to PHI’s Form 10-K, 3/2/09.

10.16	PHI	Pepco Holdings, Inc. Combined Executive Retirement Plan*	Exh. 10.28 to PHI’s Form 10-K, 3/2/09.

10.16.1	PHI	Amendment to the Pepco Holdings, Inc. Combined Executive Retirement Plan*	Exh. 10.3 to PHI’s Form 10-Q, 8/3/11.

10.17	PHI	PHI Named Executive Officer 2011 Compensation Determinations*	Exh. 10.30 to PHI’s Form 10-K, 2/25/11.

10.18	DPL	Transmission Purchase and Sale Agreement by and between DPL and Old Dominion Electric Cooperative dated as of June 13, 2007	Exh. 10.1 to DPL’s Form 10-Q, 8/6/07.

10.19	DPL	Purchase and Sale Agreement by and between DPL and A&N Electric Cooperative dated as of June 13, 2007	Exh. 10.2 to DPL’s Form 10-Q, 8/6/07.

10.20	PHI	PHI Named Executive Officer 2012 Compensation Determinations*	Exh. 10.40 to PHI’s Form 10-K, 2/24/12.

10.21	PHI	Purchase Agreement, dated as of April 20, 2010, by and among PHI, Conectiv, LLC, Conectiv Energy Holding Company, LLC and New Development Holdings, LLC	Exh. 2.1 to PHI’s Form 8-K, 7/8/10.

10.22	PHI	Retirement Agreement, dated as of September 6, 2012, by and between PHI and Kirk J. Emge*	Exh. 10 to PHI’s Form 8-K, 9/7/12.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.23	PHI	Purchase Agreement, dated March 5, 2012, among Pepco Holdings, Inc., Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., individually and acting as representatives of each of the other underwriters named in Schedule A thereto, and Morgan Stanley & Co. LLC, as forward counterparty.	Exh. 1.1 to PHI’s Form 8-K, 3/8/12.

10.24	Pepco	Purchase Agreement, dated March 28, 2012, among the Company and Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc. and RBS Securities Inc., as representatives of the several Underwriters named therein	Exh. 1.1 to Pepco’s Form 8-K, 3/29/12.

10.25	PHI Pepco DPL ACE	Second Amended and Restated Credit Agreement, dated as of August 1, 2011, by and among PHI, Pepco, DPL and ACE, the lenders party thereto, Wells Fargo Bank, National Association, as agent, issuer and swingline lender, Bank of America, N.A., as syndication agent and issuer, The Royal Bank of Scotland plc and Citicorp USA, Inc., as co-documentation agents, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as active joint lead arrangers and joint book runners, and Citigroup Global Markets Inc. and RBS Securities, Inc. as passive joint lead arrangers and joint book runners	Exh. 10.1 to PHI’s Form 10-Q, 8/3/11.

10.25.1	PHI Pepco DPL ACE	First Amendment dated as of August 2, 2012 to Second Amended and Restated Credit Agreement, dated as of August 1, 2011, by and among PHI, Pepco, DPL and ACE, the various financial institutions party thereto, Wells Fargo Bank, National Association, as agent, issuer of letters of credit and swingline lender, Bank of America, N.A., as syndication agent and issuer of letters of credit, and The Royal Bank of Scotland plc and Citibank, N.A., as co-documentation agents.	Filed herewith.

10.26	PHI	The Pepco Holdings, Inc. 2011 Supplemental Executive Retirement Plan*	Exh. 10.2 to PHI’s Form 10-Q, 8/3/11.

10.27	ACE	Purchase Agreement, dated March 29, 2011, by and between ACE and Citigroup Global Markets Inc., Scotia Capital (USA) Inc. and Wells Fargo Securities, LLC for themselves and as representatives of the underwriters named in Schedule A thereto	Exh. 1.1 to ACE’s Form 8-K, 4/1/11.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.28	DPL	Reoffering Agreement, dated May 18, 2011, by and among DPL and Morgan Stanley & Co. Incorporated, as remarketing agent, and Morgan Stanley & Co. Incorporated, as underwriter	Exh. 1.1 to DPL’s Form 8-K, 6/3/11.

10.29	PHI	Letter Agreement between Pepco Holdings, Inc. and Frederick J. Boyle*	Exh. 10 to PHI’s Form 8-K, 3/26/12.

10.30	PHI	Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan*	Exh. 10.30.1 to PHI’s Form 10-K, 2/24/12.

10.31	PHI	Pepco Holdings, Inc. Second Revised and Restated Executive and Director Deferred Compensation Plan*	Exh. 10.31.1 to PHI’s Form 10-K, 2/24/12.

10.32	PHI	Form of 2013 Non-Management Director Compensation Election Agreement*	Filed herewith.

10.33	PHI	Form of Executive and Director Deferred Compensation Plan Executive Deferral Agreement*	Exh. 10.33 to PHI’s Form 10-K, 2/24/12.

10.34	PHI	Form of 2011 Restricted Stock Unit Agreement (Time Based) under the PHI Long-Term Incentive Plan*	Exh. 10.34 to PHI’s Form 10-K, 2/24/12.

10.35	PHI	Form of 2011 Restricted Stock Unit Agreement (Performance Based) under the PHI Long-Term Incentive Plan*	Exh. 10.35 to PHI’s Form 10-K, 2/24/12.

10.36	PHI	Form of 2012 Restricted Stock Unit Agreement (Time Based) under the PHI Long-Term Incentive Plan*	Exh. 10.36 to PHI’s Form 10-K, 2/24/12.

10.37	PHI	Form of 2012 Restricted Stock Unit Agreement (Performance Based) under the PHI Long-Term Incentive Plan*	Exh. 10.37 to PHI’s Form 10-K, 2/24/12.

10.38	PHI	Form of 2012 Restricted Stock Unit Agreement (Performance Based/162(m)) under the PHI Long-Term Incentive Plan*	Exh. 10.38 to PHI’s Form 10-K, 2/24/12.

10.39	PHI	Form of Election with Respect to Stock Tax Withholding*	Filed herewith.

10.40	PHI	PHI Named Executive Officer 2013 Compensation Determinations*	Filed herewith.

10.41	PHI Pepco DPL ACE	Form of Issuing and Paying Agency Filed Agreement between JPMorgan Chase Bank, National Association and each Reporting Company	Exh. 10.41 to PHI’s Form 10-K, 2/24/12.

10.41.1	PHI Pepco DPL ACE	Amendment to Issuing and Paying Agency Agreement	Exh. 10.41.1 to PHI’s Form 10-K, 2/24/12.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.42	PHI	Employment Agreement, dated September 7, 2012, by and between PHI and Kevin C. Fitzgerald (including forms of Restricted Stock Award Agreements contained therein)*	Exh. 10.1 to PHI’s Form 10-Q, 11/6/12.

10.43	PHI	Confirmation of Forward Sale Transaction dated March 5, 2012, by and between Pepco Holdings, Inc. and Morgan Stanley & Co. LLC	Exh. 10.1 to PHI’s Form 8-K, 3/8/12.

10.44	PHI	Confirmation of Additional Forward Sale Transaction dated March 6, 2012 between Pepco Holdings, Inc. and Morgan Stanley & Co. LLC	Exh. 10.2 to PHI’s Form 8-K, 3/8/12.

10.45	PHI	$200,000,000 Term Loan Agreement by and among Pepco Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, and the Lenders Party Thereto, dated April 24, 2012	Exh. 10 to PHI’s Form 8-K, 4/25/12.

10.46	DPL	Purchase Agreement, dated June 19, 2012, among the Company and J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC and SunTrust Robinson Humphrey Inc., as representatives of the several Underwriters named therein	Exh. 1.1 to DPL’s Form 8-K, 6/20/12.

10.47	PHI	Form of 2012 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.3 to PHI’s Form 8-K, 5/18/12.

10.48	PHI	Form of 2012 Restricted Stock Unit Agreement (Performance-Based/162(m)) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.4 to PHI’s Form 8-K, 5/18/12.

10.49	PHI	Form of 2012 Restricted Stock Unit Agreement (Performance-Based/Non-162(m)) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.5 to PHI’s Form 8-K, 5/18/12.

10.50	PHI	Form of 2013 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan*	Filed herewith.

10.51	PHI	Form of 2013 Restricted Stock Unit Agreement (Performance-Based/162(m)) under the PHI 2012 Long-Term Incentive Plan*	Filed herewith.

10.52	PHI	Form of 2013 Restricted Stock Unit Agreement (Performance-Based/Non-162(m)) under the PHI 2012 Long-Term Incentive Plan*	Filed herewith.

11	PHI	Statements Re: Computation of Earnings Per Common Share	**

12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.

12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.

12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.

21	PHI	Subsidiaries of the Registrant	Filed herewith.

23.1	PHI	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.2	Pepco	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.3	DPL	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.4	ACE	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

101. INS	PHI Pepco DPL ACE	XBRL Instance Document	Filed herewith.

101. SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document	Filed herewith.

101. CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

101. DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101. LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Management contract or compensatory plan or arrangement.
**	The information required by this Exhibit is set forth in Note (13), “Stock-Based Compensation, Dividend Restrictions and Calculations of Earnings Per Share of Common Stock,” of the consolidated financial statements of Pepco Holdings, Inc. included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

(b) Exhibits.

The list of exhibits filed or furnished with this Form 10-K are set forth on the exhibit index appearing at the end of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEPCO HOLDINGS, INC. (Registrant)

February 28, 2013	By	/s/ JOSEPH M. RIGBY
Joseph M. Rigby Chairman of the Board, President and Chief Executive Officer

POTOMAC ELECTRIC POWER COMPANY (Pepco) (Registrant)

February 28, 2013	By	/s/ DAVID M. VELAZQUEZ
David M. Velazquez, President and Chief Executive Officer

DELMARVA POWER & LIGHT COMPANY (DPL) (Registrant)

February 28, 2013	By	/s/ DAVID M. VELAZQUEZ
David M. Velazquez, President and Chief Executive Officer

ATLANTIC CITY ELECTRIC COMPANY (ACE) (Registrant)

February 28, 2013	By	/s/ DAVID M. VELAZQUEZ
David M. Velazquez, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the above named registrants and in the capacities and on the dates indicated:

/s/ JOSEPH M. RIGBY Joseph M. Rigby	Chairman of the Board, President and Chief Executive Officer of Pepco Holdings, Director of Pepco, DPL and ACE	February 28, 2013
(Principal Executive Officer of Pepco Holdings)

/s/ DAVID M. VELAZQUEZ David M. Velazquez	President and Chief Executive Officer of Pepco, DPL and ACE, Director of Pepco and DPL (Principal Executive Officer of Pepco, DPL and ACE)	February 28, 2013

/s/ FRED BOYLE Frederick J. Boyle

Senior Vice President and Chief Financial Officer of Pepco Holdings, Pepco, and DPL, Chief Financial Officer of ACE and Director of Pepco

(Principal Financial Officer of Pepco Holdings, Pepco, DPL and ACE)

February 28, 2013

/s/ RONALD K. CLARK Ronald K. Clark	Vice President and Controller of Pepco Holdings, Pepco and DPL and Controller of ACE (Principal Accounting Officer of Pepco Holdings, Pepco, DPL and ACE)	February 28, 2013

Signature	Title	Date

/s/ J.B. DUNN	Director, Pepco Holdings	February 28, 2013
Jack B. Dunn, IV

/s/ H. RUSSELL FRISBY, JR.	Director, Pepco Holdings	February 28, 2013
H. Russell Frisby, Jr.

/s/ T. C. GOLDEN	Director, Pepco Holdings	February 28, 2013
Terence C. Golden

/s/ FRANK O. HEINTZ	Director, Pepco Holdings	February 28, 2013
Frank O. Heintz

/s/ PATRICK T. HARKER	Director, Pepco Holdings	February 28, 2013
Patrick T. Harker

/s/ BARBARA J. KRUMSIEK	Director, Pepco Holdings	February 28, 2013
Barbara J. Krumsiek

/s/ GEORGE F. MacCORMACK	Director, Pepco Holdings	February 28, 2013
George F. MacCormack

/s/ LAWRENCE C. NUSSDORF	Director, Pepco Holdings	February 28, 2013
Lawrence C. Nussdorf

/s/ PATRICIA A. OELRICH	Director, Pepco Holdings	February 28, 2013
Patricia A. Oelrich

/s/ FRANK ROSS	Director, Pepco Holdings	February 28, 2013
Frank K. Ross

/s/ PAULINE A. SCHNEIDER	Director, Pepco Holdings	February 28, 2013
Pauline A. Schneider

/s/ LESTER P. SILVERMAN	Director, Pepco Holdings	February 28, 2013
Lester P. Silverman

/s/ KEVIN C. FITZGERALD	Director, Pepco and DPL	February 28, 2013
Kevin C. Fitzgerald

/s/ CHARLES R. DICKERSON	Director, Pepco	February 28, 2013
Charles R. Dickerson

/s/ WILLIAM M. GAUSMAN	Director, Pepco	February 28, 2013
William M. Gausman

/s/ MICHAEL J. SULLIVAN	Director, Pepco	February 28, 2013
Michael J. Sullivan

INDEX TO EXHIBITS FILED HEREWITH

Exhibit No.	Registrant(s)	Description of Exhibit

3.6	PHI	Bylaws

10.10	PHI	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan (corrected version)*

10.13	PHI	Non-Management Director Compensation Arrangements*

10.25.1	PHI Pepco DPL ACE	First Amendment dated as of August 2, 2012 to Second Amended and Restated Credit Agreement, dated as of August 1, 2011, by and among PHI, Pepco, DPL and ACE, the various financial institutions party thereto, Wells Fargo Bank, National Association, as agent, issuer of letters of credit and swingline lender, Bank of America, N.A., as syndication agent and issuer of letters of credit, and The Royal Bank of Scotland plc and Citibank, N.A., as co-documentation agents

10.32	PHI	Form of 2013 Non-Management Director Compensation Election Agreement*

10.39	PHI	Form of Election with Respect to Stock Tax Withholding*

10.40	PHI	PHI Named Executive Officer 2013 Compensation Determinations*

10.50	PHI	Form of 2013 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan*

10.51	PHI	Form of 2013 Restricted Stock Unit Agreement (Performance-Based/162(m)) under the PHI 2012 Long-Term Incentive Plan*

10.52	PHI	Form of 2013 Restricted Stock Unit Agreement (Performance-Based/Non-162(m)) under the PHI 2012 Long-Term Incentive Plan*

12.1	PHI	Statements Re: Computation of Ratios

12.2	Pepco	Statements Re: Computation of Ratios

12.3	DPL	Statements Re: Computation of Ratios

12.4	ACE	Statements Re: Computation of Ratios

21	PHI	Subsidiaries of the Registrant

23.1	PHI	Consent of Independent Registered Public Accounting Firm

23.2	Pepco	Consent of Independent Registered Public Accounting Firm

23.3	DPL	Consent of Independent Registered Public Accounting Firm

23.4	ACE	Consent of Independent Registered Public Accounting Firm

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

101. INS	PHI Pepco DPL ACE	XBRL Instance Document

101. SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document

101. CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document

INDEX TO EXHIBITS FURNISHED HEREWITH

Exhibit No.	Registrant(s)	Description of Exhibit

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350